Form 10-K
period 2007-02-28
GSC INVESTMENT CORP.
filed 2007-05-25
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-33376

_______________________

GSC Investment Corp.
(Exact name of Registrant as specified in its charter)

_______________________

Maryland	20-8700615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12 East 49th Street, Suite 3200
New York, New York 10017
(Address of principal executive offices)

(212) 884-6200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.0001 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 21, 2007 was approximately $100.2 million based upon a closing price of $13.85 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of May 21, 2007 was 8,291,384.

NOTE ABOUT REFERENCES TO GSC INVESTMENT CORP.

In this Annual Report on Form 10-K (the “Annual Report”), the “Company”, “we”, “us” and “our” refer to GSC Investment Corp., its subsidiaries and related companies, unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

We have entered into a license agreement with GSC Group, pursuant to which GSC Group grants us a non-exclusive, royalty-free license to use the “GSC” name and logo.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors” and “Business” and elsewhere in this annual report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“plan,”“potential,”“project,”“should,”“will” and “would” or the negative of these terms or other comparable terminology. Any forward-looking statements contained in this annual report do not have the benefit of the safe harbor for forward-looking statements pursuant to Section 27A of the Securities Act of 1933.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

The forward-looking statements contained in this annual report involve risks and uncertainties, including the risks listed under “Risk Factors” herein as well as the statements as to:

•	our limited operating history;

•	changes in economic conditions generally;

•
our dependence on GSCP (NJ), L.P., our investment adviser, and ability to find a suitable replacement if our investment adviser were to terminate its investment advisory and management agreement with us;

•	the existence of conflicts of interest in our relationship with GSCP (NJ), L.P. and/or its affiliates, which could result in decisions that are not in the best interests of our stockholders;

•	limitations imposed on our business by our election to be treated as a BDC under the 1940 Act;

•	changes in our business strategy;

•	general volatility of the securities markets and the market price of our common stock;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition; and

•	changes in governmental regulations, tax laws and tax rates and other similar matters which may affect us and our stockholders.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

TABLE OF CONTENTS

i

PART I

Item 1.	Business

General

GSC Investment Corp. is a newly-incorporated Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds. We have filed an election to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation.  We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007.

We used the net proceeds of our IPO to acquire portfolios in March and April 2007 of approximately $89.5 million and $11.2 million, respectively, in aggregate principal amount of debt investments composed of first lien and second lien loans, senior secured bonds and unsecured bonds purchased from GSC Partners CDO Fund III, Limited (“CDO Fund III”) a CDO managed by our investment adviser.  We used borrowings under our revolving securitized credit facility and our term securitized credit facility to acquire additional debt investments of approximately $55.8 million and $59.3 million in aggregate principal amount in April and May 2007, respectively from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), another CDO also managed by our investment adviser.

Our portfolio is composed primarily of investments in first and second lien loans and mezzanine debt issued by private companies and high yield bonds that are sourced through a network of relationships with commercial finance companies, commercial and investment banks, and financial sponsors. The capital that we provide is generally used to fund buyouts, acquisitions, growth, recapitalizations and other types of financings. First and second lien loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Mezzanine debt and high yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured.  Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated.  Debt securities rated below investment grade are commonly referred to as “junk bonds.”  In some cases, we may also receive warrants or options in connection with our debt investments. We also anticipate making equity investments in private middle market companies.

While our primary focus is to generate both current income and capital appreciation through investments in debt and equity securities of private middle market companies and high-yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including collateralized debt obligations (“CDO”) holding debt, equity or synthetic securities. As part of this 30%, we may also invest in debt of private middle market companies located outside the United States. Given our primary investment focus on first and second lien loans and mezzanine debt in private companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation.

About GSC Group

GSC Group was founded in 1999 by Alfred C. Eckert III, its Chairman and Chief Executive Officer. Its senior officers and advisers are in many cases long-time colleagues who have worked together extensively at other institutions, including Goldman, Sachs & Co., Greenwich Street Capital Partners and The Blackstone Group. GSC Group specializes in credit-based alternative investment strategies including corporate credit, distressed investing and real estate. GSC Group is privately owned and has over 180 employees with headquarters in New Jersey, and offices in New York, London and Los Angeles.  GSC Group conducts its investment advisory business through GSCP (NJ), L.P., an SEC registered investment adviser with approximately $25 billion of assets under management (including leverage and warehoused assets) as of March 31, 2007.

GSC Group operates in three main business lines: (i) the corporate credit group, which is comprised of 26 investment professionals who manage approximately $8.5 billion of assets in leveraged loans, high yield bonds, mezzanine debt and derivative products with investments in more than 450 companies; (ii) the equity and distressed investing group, which is comprised of 19 investment professionals who manage approximately $1.3 billion of assets in three control distressed debt funds and a long/short credit strategies hedge fund; and (iii) the real estate group, which is comprised of 18 investment professionals managing $15.0 billion of assets in various synthetic and hybrid collateralized debt obligation funds, a real estate investment trust and a structured products hedge fund.

Our investment adviser

We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. Our Chairman Richard M. Hayden and Chief Executive Officer Thomas V. Inglesby have management responsibility for GSC Group’s corporate credit group and are senior managers of our investment adviser. Mr. Hayden and Mr. Inglesby have over 36 years and 20 years experience in the financial services industry, respectively. Mr. Hayden and Mr. Inglesby are supported by the 24 investment professionals within GSC Group’s corporate credit group. Additionally, the Company has access to 37 investment professionals in GSC Group’s equity and distressed investing group and GSC Group’s real estate group.

Our investment adviser is responsible for administering our business activities and day-to-day operations and uses the resources of GSC Group to support our operations. Our investment adviser is able to leverage GSC Group’s current investment platform, resources and existing relationships with financial institutions, financial sponsors, hedge funds and other investment firms to provide us with attractive investment opportunities. In addition to deal flow, the GSC Group investment platform assists our investment adviser in analyzing and monitoring investments. In particular, these resources provide us with a wide variety of investment opportunities and information that assists us in making investment decisions across our targeted asset classes, which we believe provide us with a competitive advantage. GSC Group has been investing in corporate debt since its founding in 1999.  In addition to having access to its more than 63 investment professionals, we also have access to over 100 GSC Group administrative professionals who provide assistance in accounting, legal, compliance and investor relations.

Our relationship with our investment adviser and GSC Group

We currently have no employees, and each of our executive officers is also an employee of GSC Group.  GSC Group and its affiliates currently own 1,030,389 shares of our common stock.

On March 21, 2007, we entered into an investment advisory and management agreement with our investment adviser. The initial term of the investment advisory and management agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the investment advisory and management agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our investment adviser is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.  Under our investment advisory and management agreement, we have agreed to pay our investment adviser an annual base management fee based on our total assets, as defined under the 1940 Act (other than cash and cash equivalents but including assets purchased with borrowed funds), and an incentive fee based on our performance.

Pursuant to our investment advisory and management agreement, our investment adviser has formed an investment committee to advise and consult with our investment adviser’s senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the cumulative experience of the investment committee members across a variety of fixed income asset classes benefits us.  Along with GSC Group’s corporate credit group’s investment staff, the investment committee monitors investments in our portfolio.

Market opportunity

We believe the environment for investing in private middle market companies is attractive for the following reasons:

•
middle market debt securities are attractive compared to broadly syndicated debt securities because middle market debt securities generally have more conservative capital structures, tighter financial covenants, better security packages and higher yields.

•
established relationships create a high barrier to entry in the middle market financing business. Specifically, private middle market companies and their financial sponsors prefer to access capital from and maintain close and longstanding relationships with a small group of well-known capital providers.

•
the middle market debt segment is a highly fragmented portion of the leveraged finance market. We believe that many of the largest capital providers in the broader leveraged finance market choose not to participate in middle market lending because of a preference for larger, more liquid transactions.

•
we expect continued strong leveraged buyout activity from private equity firms who currently hold large pools of uninvested capital earmarked for acquisitions of private middle market companies. These private equity firms will continue to seek to leverage their investments by combining their equity capital with leveraged loans and mezzanine debt from other sources.

Competitive advantages

Although we have a limited prior operating history and our investment advisor has no experience managing a BDC, we believe that through our relationship with GSC Group we enjoy several competitive advantages over other capital providers to private middle market companies.

GSC Group’s investment platform

GSC Group has a long history of strong performance across a broad range of asset classes and sectors. The senior investment professionals of GSC Group have extensive experience investing in leveraged loans, high-yield bonds, mezzanine debt and private equity.  GSC Group’s corporate credit group has drawn from its extensive middle market investment experience to develop a rigorous investment process that emphasizes detailed business and financial analysis to minimize principal loss while maximizing risk adjusted returns.

Experience sourcing and managing middle market loans

GSC Group’s corporate credit group has historically focused on investments in private middle market companies and we expect to benefit from this experience. Our investment adviser uses GSC Group’s extensive network of relationships with intermediaries focused on private middle market companies to attract well-positioned prospective portfolio company investments. Since 2003, GSC Group’s corporate credit group has reviewed over 1060 new middle market loan opportunities, including 370 second lien loans. Of the loans reviewed, 307 were purchased, including 54 second lien loans. In addition, GSC Group’s corporate credit group consults with GSC Group’s equity and distressed debt and European mezzanine groups, which oversee a portfolio of investments in over 145 companies, maintain an extensive network of relationships and possess valuable insights into industry trends.

Experienced management and investment committee

Thomas V. Inglesby, our Chief Executive Officer and a Senior Managing Director of GSC Group, has over 20 years of middle market investing experience, having managed leveraged loan, high-yield bond, mezzanine debt, distressed debt and private equity portfolios. In addition to Mr. Inglesby, our investment committee consists of Richard M. Hayden, Robert F. Cummings, Jr., Thomas J. Libassi and Daniel I. Castro, Jr. Mr. Hayden is Vice Chairman of GSC Group, head of the corporate credit group and a member of GSC Group’s management committee. Mr. Hayden was previously with Goldman, Sachs & Co. from 1969 until 1999. Mr. Cummings is a Senior Managing Director of GSC Group, Chairman of the risk and conflicts committee, Chairman of the valuation committee and a member of GSC Group’s management committee. Mr. Cummings was previously with Goldman, Sachs & Co. from 1973 to 1998. Mr. Libassi is a Senior Managing Director of GSC Group in the equity and distressed debt group and has 23 years of experience managing high-yield and distressed debt portfolios. Mr. Castro is a Managing Director of GSC Group in the real estate group. Mr. Castro has over 24 years of experience investing in debt products and was, until 2004, on the Institutional Investor All-American Fixed Income Research Team every year since its inception in 1992.

Extensive transaction sourcing network and relationships with middle market lenders

We intend to capitalize on the diverse deal-sourcing opportunities that we believe GSC Group brings to us as a result of its investment experience in our targeted asset classes, track record and extensive network of contacts in the financial community, including financial sponsors, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries and sponsors. In addition, through its other activities, GSC Group is regularly in contact with portfolio company management teams that can help provide additional insights on a wide variety of companies and industries.

In particular, GSC Group has developed its middle market franchise via extensive relationships with middle market loan originators. These relationships have been developed over the past 15 years at multiple levels of management within GSC Group and have resulted in GSC Group’s ability to generate a significant amount of middle market opportunities, including first and second lien loans and mezzanine debt securities. We believe that these relationships will continue to provide GSC Group with access to middle market debt securities.

Flexible transaction structuring

We expect to be flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of GSC Group have extensive experience in a wide variety of securities for private middle market companies with a diverse set of terms and conditions. This approach and experience should enable our investment adviser to identify attractive investment opportunities throughout various economic cycles and across a company’s capital structure so that we can make investments consistent with our stated objectives.

Access to GSC Group’s infrastructure

We have access to GSC Group’s finance and administration infrastructure, which addresses information technology, risk management, legal and compliance, and operational matters, and promulgates and administers comprehensive policies and procedures regarding important investment adviser matters, including portfolio management, trade allocation and execution and securities valuation. We believe that the finance and administrative infrastructure established by GSC Group is an important component of a complex investment vehicle such as a BDC. These systems support, and are integrated with, our portfolio management functions.

We also have the benefit of the experience of GSC Group’s senior professionals and members of its advisory board, many of whom have served on public and private company boards and/or served in other senior management roles.

Investments

As of May 1, 2007, our portfolio consisted of $212.7 million in assets.  We are seeking to create a diversified portfolio that includes first and second lien loans, mezzanine debt and high-yield bonds by investing up to 5% of capital in each investment, although the investment sizes may be more or less than the targeted range. As of May 1, 2007, we invested in excess of 5% of our capital in 4 of our 44 investments, but in each case less than 11% of our capital, and our five largest investments represented approximately 38% of our total assets.  We also anticipate making equity investments in private middle market companies. In this Annual Report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.

First lien loans

First lien loans are secured by a first priority perfected security interest on all or substantially all of the assets of the borrower and typically include a first priority pledge of the capital stock of the borrower. First lien loans hold a first priority with regard to right of payment. Generally, first lien loans offer floating rate interest payments, have a stated maturity of five to seven years, and have a fixed amortization schedule. First lien loans generally have restrictive financial and negative covenants.

Second lien loans

Second lien loans are secured by a second priority perfected security interest on all or substantially all of the assets of the borrower and typically include a second priority pledge of the capital stock of the borrower. Second lien loans hold a second priority with regard to right of payment. Second lien loans offer either floating rate or fixed rate interest payments, generally have a stated maturity of five to eight years, and may or may not have a fixed amortization schedule. Second lien loans that do not have fixed amortization schedules require payment of the principal amount of the loan upon the maturity date of the loan. Second lien loans have less restrictive financial and negative covenants than those that govern first lien loans.

Senior secured bonds

Senior secured bonds are secured by a perfected security interest on all or substantially all of the assets of the borrower, but which may be contractually subordinated to liens on certain assets of the borrower.  In addition, senior secured bonds may have a pledge of the capital stock of the borrower.  Senior secured bonds offer either floating rate or fixed rate interest payments and generally have a stated maturity of five to eight years and do not have fixed amortization schedules.  Senior secured bonds generally have less restrictive financial and negative covenants than those that govern first lien and second lien loans.

Unsecured bonds

Unsecured bonds are not secured by the underlying assets or collateral of the issuer and may be subordinate in priority of payment to senior debt of the issuer. In the event of the borrower’s liquidation, dissolution, reorganization, bankruptcy or other similar proceeding, the bondholders only have the right to share pari passu in the issuer’s unsecured assets with other equally-ranking creditors of the issuer. Unsecured bonds typically have fixed rate interest payments and a stated maturity of five to ten years and do not have fixed amortization schedules.

Mezzanine debt

Mezzanine debt usually ranks subordinate in priority of payment to senior debt and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Mezzanine debt typically has fixed rate interest payments and a stated maturity of six to eight years and does not have fixed amortization schedules.

In some cases our debt investments may provide for a portion of the interest payable to be paid-in-kind interest. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

Equity investments

Equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidation and dividends. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and we expect that in many cases we will acquire equity securities as part of a group of private equity investors in which we are not the lead investor.

Prospective portfolio company characteristics

Our investment adviser utilizes the disciplined investment philosophy of GSC Group’s corporate credit group in identifying and selecting portfolio company investments. Our portfolio companies generally have one of more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well constructed balance sheets, including an established tangible liquidation value;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

Investment selection

In managing us, our investment adviser employs the same investment philosophy and portfolio management methodologies used by GSC Group’s corporate credit group.  Through this rigorous and consistent investment selection process, based on extensive quantitative and qualitative analysis, we seek to identify those issuers exhibiting superior fundamental risk-reward profiles and strong defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Our investment process emphasizes the following:

•	bottoms-up, company-specific research and analysis;

•	capital preservation, low volatility and minimization of downside risk; and

•	investing with experienced management teams that hold meaningful equity ownership in their businesses.

The investment process of GSC Group’s corporate credit group includes the following steps:

•
Initial screening.  A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is more fully analyzed.

•	Full analysis. A full analysis includes:

•
Business and Industry analysis — a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, GSC Group advisory board members, other investors, customers and competitors.

•
Company analysis — a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

•
Structural/security analysis — a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

•
Approval of the group head.  After an investment has been identified and diligence has been completed, a report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior investment professional is in favor of the potential investment, it is presented for the approval of the group head. Additional due diligence with respect to any investment may be conducted by attorneys and independent accountants prior to the closing of the investment, as well as by other outside advisers, as appropriate.

•
Approval of the investment committee.  After the approval of the group head, the investment is presented to the investment committee for approval.  Sale recommendations made by the investment staff must also be approved by the investment committee.

In addition to various risk management and monitoring tools, GSC Group normally grades all investments using a credit and monitoring rating system (“CMR”). The CMR rating consists of two components: (i) a numerical debt score and (ii) a corporate letter rating. The numerical debt score is based on the objective evaluation of six risk categories: (i) leverage, (ii) seniority in the capital structure, (iii) fixed charge coverage ratio, (iv) debt service coverage/liquidity, (v) operating performance, and (vi) business/industry risk. The numerical debt score ranges from 1.00 to 5.00, which can generally be characterized as follows: 1.00-2.00 represents assets that hold senior positions in the capital structure and, typically, have low financial leverage and/or strong historical operating performance; 2.00-3.00 represents assets that hold relatively senior positions in the capital structure, either senior secured, senior unsecured, or senior subordinate, and have moderate financial leverage and/or are performing at or above expectations; 3.00-4.00 represents assets that are junior in the capital structure, have moderate financial leverage and/or are performing at or below expectations; and 4.00-5.00 represents assets that are highly leveraged and/or have poor operating performance. Our numerical debt score is designed to produce higher scores for debt positions that are more subordinate in the capital structure. Therefore, generally second lien loans, high-yield bonds and mezzanine debt will be assigned scores of 2.25 or higher.

The CMR also consists of a corporate letter rating whereby each credit is assigned a letter rating based on several subjective criteria, including perceived financial and operating strength and covenant compliance. The corporate letter ratings range from (A) through (F) and are characterized as follows: (A) equals strong credit, (B) equals satisfactory credit, (C) equals special attention credit, (D) equals payment default risk, (E) equals payment default, (F) equals restructured equity security.

As of May 1, 2007, the weighted average rating of the investments in our portfolio was approximately 2.7B and the weighted average yield of such investments was approximately 11.5%. A weighted average score of 2.7B reflects our investment adviser’s belief that our portfolio is performing well. No asset in our portfolio is currently in payment default or delinquent on any payment obligations.

Investment structure

Once our investment adviser determines that a prospective portfolio company is suitable for investment, it works with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. Our investment adviser negotiates among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Our investment adviser seeks, where appropriate, to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	requiring companies to use a portion of their excess cash flow to repay debt;

•	selecting investments with covenants that incorporate call protection as part of the investment structure; and

•	selecting investments with affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

In general, our investment adviser intends to select investments with financial covenants and terms that reduce leverage over time, thereby enhancing credit quality. These methods include: (i) maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; (ii) maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and (iii) debt incurrence prohibitions, limiting a company’s ability to re-lever. In addition, limitations on asset sales and capital expenditures should prevent a company from changing the nature of its business or capitalization without consent.

There may be certain restrictions on our investment adviser’s ability to negotiate and structure the terms of our investments when we co-invest with other GSC Group managed investment vehicles.  See “Co-investment” below.

Valuation process

Investments for which market quotations are readily available are recorded in our financial statements at such market quotations.  While a majority of our portfolio is currently comprised of investments for which market quotations are readily available, we expect that over time, the majority of our investments will be comprised of investments for which market quotations are not readily available.  We value investments for which market quotations are not readily available quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, a third party independent valuation firm and our audit committee. We may also be required to value any publicly traded investments at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of those investments.  Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals;

•	Preliminary valuation conclusions are documented and discussed with our senior management;

•
An independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by an independent valuation firm at least annually;

•
The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will respond and supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•
Our board of directors discusses the valuations and determines the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.

Ongoing relationships with and monitoring of portfolio companies

Our investment adviser will closely monitor each investment the Company makes, maintain a regular dialogue with both the management team and other stockholders and seek specifically tailored financial reporting. In addition, senior investment professionals of GSC Group may take board seats or board observation seats when appropriate.

Leverage

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of February 28, 2007, we had no outstanding borrowings.

On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) under which we may borrow up to $100 million, which amount may be increased to $130 million subject to certain conditions. Advances under the Revolving Facility were used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III.  Future advances under the Revolving Facility may be used to purchase additional investments as they become available. The Revolving Facility is secured by collateral that we currently own and the collateral acquired by us with the advances under the Revolving Facility.  Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly.

On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing to purchase $59.3 million in aggregate principal amount of debt investments from CDO Fund I.  The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly.

Each of the Facilities contain limitations as to how borrowed funds may be used, such as restrictions on geographic and industry concentrations, asset size, payment frequency and status, average life, collateral interests and investment ratings.  In addition, our financing relies on Rule 3a-7 under the 1940 Act which prohibits us from, among other things, directing either of the Facilities to acquire, or dispose of investments for the primary purpose of recognizing gains or decreasing losses resulting from market value changes, which our investment advisor may otherwise do absent such restrictions.  We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Facilities. The Facilities also includes certain requirements relating to portfolio performance the violation of which could result in the early amortization of the Facilities, limit further advances (in the case of the Revolving Facility) and, in some cases, result in an event of default.

In the interests of diversifying our sources of debt funding, we may in the future borrow from and issue senior debt securities to banks and other lenders and/or securitize certain of our portfolio investments, subject to our ability to satisfy the 1940 Act restrictions on BDCs.

Portfolio management policies

GSC Group has designed a compliance program to monitor its conflict-resolution policies and procedures and regularly evaluates the reasonableness of such policies and procedures. GSC Group’s compliance program monitors the implementation of and tests adherence to compliance-related policies and procedures that address GSC Group’s Code of Ethics and other compliance matters including investment allocation, trade aggregation, best execution, cross trades and proxy voting and related matters. The program is governed in part by the requirements of the 1940 Act and is headed by GSC Group’s Chief Compliance Officer. GSC Group has also established a Compliance Committee consisting of GSC Group’s Chief Compliance Officer, Associate General Counsel, Compliance (who also serves as our chief compliance officer) and a Senior Managing Director that provides day-to-day guidance on GSC Group compliance matters in addition to overseeing the compliance program.

Managerial assistance

As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate administration agreement, our investment adviser (to the extent permitted under the 1940 Act) will provide such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, that may allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We expect to use GSC Group’s knowledge and resources to learn about, and compete effectively for, financing opportunities with attractive private middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks related to our business — We operate in a highly competitive market for investment opportunities.”

Staffing

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business will be provided by individuals who are employees of GSC Group, pursuant to the terms of the investment advisory and management agreement and the administration agreement. We reimburse GSC Group for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations.

Regulation

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s stock present at a meeting if more than 50% of the outstanding stock of such company are present and represented by proxy or (ii) more than 50% of the outstanding stock of such company.

Under the 1940 Act, we may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined in the Securities Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in general. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies either of the following:

(i) does not have any class of securities listed on a national securities exchange; or

(ii) is controlled by a BDC or a group of companies including a BDC, and the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial assistance to portfolio companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “— Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and senior  securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk factors — Risks related to our operation as a BDC — Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.”

Code of ethics

As a BDC, we and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Proxy voting policies and procedures

SEC registered investment advisers that have the authority to vote (client) proxies (which authority may be implied from a general grant of investment discretion) are required to adopt policies and procedures reasonably designed to ensure that the adviser votes proxies in the best interests of its clients. Registered investment advisers also must maintain certain records on proxy voting. In most cases, we will invest in securities that do not generally entitle us to voting rights in its portfolio companies. When we do have voting rights, we will delegate the exercise of such rights to our investment adviser.

Our investment adviser has particular proxy voting policies and procedures in place. In determining how to vote, officers of our investment adviser will consult with each other and other investment professionals of GSC Group, taking into account our interests and the interests of our investors, as well as any potential conflicts of interest. Our investment adviser will consult with legal counsel to identify potential conflicts of interest. Where a potential conflict of interest exists, our investment adviser may, if it so elects, resolve it by following the recommendation of a disinterested third party, by seeking the direction of our independent directors or, in extreme cases, by abstaining from voting. While our investment adviser may retain an outside service to provide voting recommendations and to assist in analyzing votes, our investment adviser will not delegate its voting authority to any third party.

An officer of our investment adviser will keep a written record of how all such proxies are voted. Our investment adviser will retain records of (1) proxy voting policies and procedures, (2) all proxy statements received (or it may rely on proxy statements filed on the SEC’s EDGAR system in lieu thereof), (3) all votes cast, (4) investor requests for voting information, and (5) any specific documents prepared or received in connection with a decision on a proxy vote. If it uses an outside service, our investment adviser may rely on such service to maintain copies of proxy statements and records, so long as such service will provide a copy of such documents promptly upon request.

Our investment adviser’s proxy voting policies are not exhaustive and are designed to be responsive to the wide range of issues that may be subject to a proxy vote. In general, our investment adviser will vote our proxies in accordance with these guidelines unless: (1) it has determined otherwise due to the specific and unusual facts and circumstances with respect to a particular vote, (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) it finds it necessary to vote contrary to its general guidelines to maximize stockholder value or our best interests.

In reviewing proxy issues, our investment adviser generally will use the following guidelines:

Elections of Directors:  In general, our investment adviser will vote in favor of the management- proposed slate of directors. If there is a proxy fight for seats on a portfolio company’s board of directors, or our investment adviser determines that there are other compelling reasons for withholding our vote, it will determine the appropriate vote on the matter. We may withhold votes for directors that fail to act on key issues, such as failure to: (1) implement proposals to declassify a board, (2) implement a majority vote requirement, (3) submit a rights plan to a stockholder vote or (4) act on tender offers where a majority of stockholders have tendered their shares. Finally, our investment adviser may withhold votes for directors of non-U.S. issuers where there is insufficient information about the nominees disclosed in the proxy statement.

Appointment of Auditors:  We believe that a portfolio company remains in the best position to choose its independent auditors and our investment adviser will generally support management’s recommendation in this regard.

Changes in Capital Structure:  Changes in a portfolio company’s organizational documents may be required by state or federal regulation. In general, our investment adviser will cast our votes in accordance with the management on such proposals. However, our investment adviser will consider carefully any proposal regarding a change in corporate structure that is not required by state or federal regulation.

Corporate Restructurings, Mergers and Acquisitions:  We believe proxy votes dealing with corporate reorganizations are an extension of the investment decision. Accordingly, our investment adviser will analyze such proposals on a case-by-case basis and vote in accordance with its perception of our interests.

Proposals Affecting Stockholder Rights:  We will generally vote in favor of proposals that give stockholders a greater voice in the affairs of a portfolio company and oppose any measure that seeks to limit such rights. However, when analyzing such proposals, our investment adviser will balance the financial impact of the proposal against any impairment of stockholder rights as well as of our investment in the portfolio company.

Corporate Governance:  We recognize the importance of good corporate governance. Accordingly, our investment adviser will generally favor proposals that promote transparency and accountability within a portfolio company.

Anti-Takeover Measures:  Our investment adviser will evaluate, on a case-by-case basis, any proposals regarding anti-takeover measures to determine the measure’s likely effect on stockholder value dilution.

Share Splits:  Our investment adviser will generally vote with management on share split matters.

Limited Liability of Directors:  Our investment adviser will generally vote with management on matters that could adversely affect the limited liability of directors.

Social and Corporate Responsibility:  Our investment adviser will review proposals related to social, political and environmental issues to determine whether they may adversely affect stockholder value. Our investment adviser may abstain from voting on such proposals where they do not have a readily determinable financial impact on stockholder value.

Privacy principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other

As a BDC, we are periodically examined by the SEC for compliance with the 1940 Act. Our manager is a Registered Investment Advisor and is also subject to examination by the SEC.

We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our investment adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Co-investment

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result, we will be limited in our ability to negotiating the term of any investment (except with respect to price) in instances where we are participating in such investments with other funds managed by GSC Group. Generally, we are prohibited from knowingly making an investment in securities of a portfolio company that is already held by GSC Group or any other fund managed by GSC Group. However, if a portfolio company offers additional securities and existing securities are held by us and GSC Group or other funds managed by GSC Group, then we may participate in a follow-on investment in such securities on a pro-rata basis.

The Company and GSC Group may in the future submit an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for the Company to co-invest with funds managed by GSC Group where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors applicable to the Company. We believe that co-investment by the Company and funds managed by GSC Group may afford the Company additional investment opportunities and the ability to achieve greater diversification. Accordingly, any application would seek an exemptive order permitting the Company to negotiate more than price terms when investing with funds managed by GSC Group in the same portfolio companies. It is expected that any exemptive relief permitting co-investments on those terms would be granted, if at all, only upon the conditions, among others, that before such a co-investment transaction is effected, our investment adviser will make a written investment presentation regarding the proposed co-investment to the independent directors of the Company and the independent directors of the Company will review our investment adviser’s recommendation.

Moreover, it is expected that prior to committing to a co-investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors of the Company would conclude that (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company and its stockholders on the part of any person concerned; (ii) the transaction is consistent with the interests of the stockholders of the Company and is consistent with the investment objectives and policies of the Company; and (iii) the co-investment by any GSC Group fund would not disadvantage the Company in making its investment, maintaining its investment position, or disposing of such investment and that participation by the Company would not be on a basis different from or less advantageous than that of the affiliated co-investor. There is no assurance that the application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

Resolution of potential conflicts of interest; equitable allocation of investment opportunities

Subject to the 1940 Act restrictions on co-investments with affiliates, GSC Group will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors, subject to the exception that, in accordance with GSC Group’s conflict of interest and allocation policies, we might not participate in each individual opportunity but are, on an overall basis, entitled to equitably participate with GSC Group’s other funds or other clients.

We are GSC Group’s principal investment vehicle for non-distressed second lien loans and mezzanine debt of U.S. middle market entities. Although existing and future investment vehicles managed or to be managed by GSC Group invest or may invest in mezzanine loans and second lien loans, none of these investment vehicles target non-distressed domestic second lien and mezzanine loans as the core of their portfolios. For example, while funds managed by GSC Group’s equity and distressed debt group may purchase second lien loans and mezzanine debt of private middle market companies, these funds will typically be interested in these assets in distressed situations, whereas we generally will seek to hold performing debt. Likewise, while funds managed by GSC Group’s real estate group may purchase second lien loans and mezzanine debt as an aspect of their investment strategies, these funds are largely focused on asset-backed and mortgage-backed loans and debt, not on corporate debt of the type we target. Finally, due to the high amounts of leverage deployed by various CDO funds managed by GSC Group, these funds tend to target first lien loans, while second lien and mezzanine loans are a secondary part of the strategy.

To the extent that we do compete with any of GSC Group’s clients for a particular investment opportunity, our investment adviser will allocate the investment opportunity across the funds for which the investment is appropriate based on its internal conflict of interest and allocation policies consistent with the requirements of the Advisers Act, subject further to the 1940 Act restrictions on co-investments with affiliates and also giving effect to priorities that may be enjoyed from to time to time by one or more funds based on their investment mandate or guidelines, or any right of first review agreed to from time to time by GSC Group. Currently, GSC European Mezzanine Fund II, L.P. has a priority on investments in mezzanine securities of issuers located primarily in Europe. In addition, GSC Acquisition Company has recently entered into a business opportunity right of first review agreement which provides that it will have a right of first review prior to any other fund managed by GSC Group with respect to business combination opportunities with an enterprise value of $175 million or more until the earlier of it consummating an initial business combination or its liquidation. Subject to the foregoing, GSC Group’s allocation policies are intended to ensure that we may generally share equitably with other GSC Group-managed investment vehicles in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer, that may be suitable for us and such other investment vehicles.

GSC Group has historically managed investment vehicles with similar or overlapping investment strategies and has a conflict-resolution policy in place that will also address the co- investment restrictions under the 1940 Act. The policy is intended to ensure that we comply with the 1940 Act restrictions on transactions with affiliates. These restrictions will significantly impact our ability to co-invest with other GSC Group’s funds. While the 1940 Act generally prohibits all “joint transactions” between entities that share a common investment adviser, the staff of the SEC has granted no-action relief to an investment adviser permitting purchases of a single class of privately-placed securities, provided that the investment adviser negotiates no term other than price and certain other conditions are satisfied. Neither our investment adviser nor any participant in a co-investment will have both a material pecuniary incentive and ability to cause us to participate with it in a co-investment. As a result, we only expect to co-invest on a concurrent basis with GSC Group’s funds when each fund will own the same securities of the issuer. If opportunities arise that would otherwise be appropriate for us and for one or more of GSC Group’s other funds to invest in different securities of the same issuer, our investment adviser will need to decide whether we or the other funds will proceed with the investment.

GSC Group’s allocation procedures are designed to allocate investment opportunities among the investment vehicles of GSC Group in a manner consistent with its obligations under the Advisers Act. If two or more investment vehicles with similar investment strategies are still in their investment periods, an available investment opportunity will be allocated as described below, subject to any provisions governing allocations of investment opportunities in the relevant organizational documents. As an initial step, our investment adviser will determine whether a particular investment opportunity is an appropriate investment for us and its other clients and typically will determine the amount that would be appropriate for each client by considering, among other things, the following criteria: (1) the investment guidelines and/or restrictions set forth in the applicable organizational documents; (2) the risk and return profile of the client entity; (3) the suitability/priority of a particular investment for the client entity; (4) if applicable, the target position size of the investment for the client entity; and (5) the level of available cash for investment with respect to the particular client entity. If there is an insufficient amount of an opportunity to satisfy the needs of all participants, the investment opportunity will generally be allocated pro-rata based on the initial investment amounts. See “Risk Factors — There are conflicts of interest in our relationship with our investment adviser and/or GSC Group, which could result in decisions that are not in the best interests of our stockholders.”

Compliance with the Sarbanes-Oxley Act and the New York Stock Exchange corporate governance regulations

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, the New York Stock Exchange adopted corporate governance changes to its listing standards in 2003. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

Risks related to our business

We are a newly-incorporated Maryland corporation with no operating history.

We were incorporated in March 2007 and commenced our operations that same month. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objectives and that the value of your investment could decline substantially.

We may not be able to replicate GSC Group’s historical performance.

Our primary focus in making investments differs from those of other private funds that are or have been managed by GSC Group’s investment professionals. Further, our investors are not acquiring an interest in other GSC Group funds.  Accordingly, we cannot assure you that we will replicate GSC Group’s historical performance, and we caution you that our investment returns could be substantially lower than the returns achieved by other GSC Group funds.

We may compete with investment vehicles of GSC Group for access to GSC Group.

Our investment adviser and its affiliates have sponsored and currently manage other investment vehicles with an investment focus that overlaps with our focus, and may in the future sponsor or manage additional investment vehicles with an overlapping focus to ours, which, in each case, could result in us competing for access to the benefits that we expect our relationship with GSC Group to provide to us.

We are dependent upon our investment adviser’s key personnel for our future success and upon their access to GSC Group’s investment professionals.

We depend on the diligence, skill and network of business contacts of GSC Group’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities. The departure of a significant number of the investment professionals of GSC Group, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that our investment adviser will remain our investment adviser or that we will continue to have access to GSC Group’s investment professionals or its information and deal flow.

Our financial condition and results of operation depends on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the employees of our investment adviser have substantial responsibilities in connection with their roles at GSC Group and with the other GSC Group investment vehicles as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our investment adviser may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition.

Our ability to grow will depend on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We employ leverage.

We currently use our Facilities to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments.

With certain limited exceptions, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including:

•	A likelihood of greater volatility in the net asset value and market price of our common stock.

•
Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act. In addition, our financing subsidiaries rely on Rule 3a-7 under the 1940 Act, which prohibits us from, among other things, directing either of our financing subsidiaries to acquire, or dispose of investments for the primary purpose of recognizing gains or decreasing losses resulting from market value changes.

•	The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants.

•	Increased operating expenses due to the cost of leverage, including issuance and servicing costs.

•
Subordination to Lenders’ superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds are distributed to our shareholders.

Any requirement that we sell assets at a loss to redeem or pay interest or dividends on any leverage or for other reasons would reduce our net asset value and also make it difficult for the net asset value to recover. Our investment adviser and our board of directors in their best judgment nevertheless may determine to use leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

Our investment adviser’s base compensation may cause it to increase our leverage contrary to our interest.

We pay the investment adviser a quarterly base management fee based on the value of our total assets (including any assets acquired with leverage). Accordingly, the investment adviser has an economic incentive to increase our leverage. Our board of directors monitors the conflicts presented by this compensation structure by approving the amount of leverage that we incur. If our leverage is increased, we will be exposed to increased risk of loss, bear the increase cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender.

Our investment adviser’s incentive compensation may cause it to pursue a high risk investment strategy.

The incentive fee payable to the investment adviser may create an incentive for the investment adviser to make investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the investment adviser is determined, which is calculated as a percentage of the return on net assets, may encourage the investment adviser to use leverage to increase the return to the Company’s investments. If the investment adviser acquires poorly-performing assets with such leverage, the loss to holders of the shares could be substantial. Moreover, if our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. Our board of directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur.  In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our common stock.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors. As a result, there is uncertainty as to the value of our portfolio investments.

We expect that, over time, a large percentage of our portfolio will be comprised of investments that are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors. However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value. Where appropriate, our board of directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the sale of our investments.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are conflicts of interest in our relationship with our investment adviser and/or GSC Group, which could result in decisions that are not in the best interests of our stockholders.

Subject to the restrictions of the 1940 Act, we may co-invest in investments of portfolio companies on a concurrent basis with other investment vehicles managed by GSC Group. Similarly a GSC Group managed investment vehicle may, in certain circumstances, invest in securities issued by a company in which we have made, or are making, an investment. Although certain such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions. These conflicts may include:

Co-Investment.  We are prohibited from co-investing with other investment vehicles managed now or in the future by GSC Group in certain investments of portfolio companies in instances where GSC Group negotiates terms other than price. In instances where we co-invest with a GSC Group managed investment vehicle, while we will invest on the same terms and neither we nor the GSC Group managed investment vehicle may negotiate terms of the transaction other than price, conflicts of interest may arise. For example, if an investee company in which both we and a GSC Group managed investment vehicle have invested becomes distressed, and if the size of our relative investments vary significantly, the decisions relating to actions to be taken could raise conflicts of interest.

Conflicts in Different Parts of Capital Structure.  If a portfolio company in which we and another GSC Group managed investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interests. For example, a debt holder may be better served by a liquidation of the issuer in which it will be paid in full, whereas an equity holder might prefer a reorganization that could create value for the equity holder.

Potential Conflicting Positions.  Given our investment objectives and the investment objectives of other GSC Group managed investment vehicles, it is possible that we may hold a position that is contrary to a position held by another GSC Group managed investment vehicle. For example, we could hold a longer term investment in a certain portfolio company and at the same time another GSC Group managed investment vehicle could hold a short term position in the same company. The GSC Group makes each investment decision separately based upon the investment objective of each of its clients.

Shared Legal Counsel.  We and a GSC Group managed investment vehicle generally engage common legal counsel in transactions in which both are participating. Although separate counsel may be engaged, the time and cost savings and other efficiencies and advantages of using common counsel will generally outweigh the disadvantages. In the event of a significant dispute or divergence of interests, typically in a work-out or other distressed situation, separate representation may become desirable, and in litigation and other circumstances, separate representation may be necessary.

Allocation of Opportunities.  In particular, our investment adviser provides investment management, investment advice or other services in relation to a number of investment vehicles of GSC Group, which focus on corporate credit, distressed debt, mezzanine investments and structured finance products and have investment objectives that are similar to or overlap with ours. Investment opportunities that may be of interest to us may also be of interest to GSC Group’s other investment vehicles, and GSC Group may buy or sell securities for us which differ from securities which they may cause to be bought or sold for GSC Group’s other investment vehicles. GSC Group may have conflicting interests, including a larger capital commitment to, or larger fees from, another investment vehicle of GSC Group, in determining which investment vehicle should pursue the investment opportunity.

Material Nonpublic Information.  GSC Group or its employees, officers, principals or affiliates may come into possession of material nonpublic information in connection with business activities unrelated to our operations. The possession of such information may limit our ability to buy or sell securities or otherwise participate in an investment opportunity or to take other action it might consider in our best interest.

Cross-Trading.  Subject to applicable law, we may engage in transactions directly with other investment vehicles managed by GSC Group, including the purchase or sale of all or a portion of a portfolio investment. Cross-trades can save us brokerage commissions and, in certain cases, related transaction costs. Cross-trades between affiliates may create conflicts of interest with respect to certain terms, including price, of the transaction. The 1940 Act imposes substantial restrictions on cross-trades between us and investment vehicles managed by GSC Group. As a result, our board of directors has adopted cross-trading procedures designed to ensure compliance with the requirements of the 1940 Act and will regularly review the terms of any cross-trades.

Our investment adviser’s liability is limited under the investment advisory and management agreement and we will indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement. Pursuant to the investment advisory and management agreement, our investment adviser and its general partner, officers and employees are not liable to us for their acts, under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its general partner, officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be obligated to pay our investment adviser incentive compensation even if we incur a net loss, regardless of the market value of our common stock.

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income, for incentive compensation purposes, excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our Portfolio or we incur a net loss for that quarter.

Under the investment advisory and management agreement, we will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full quarterly periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated during the first three quarters of this fiscal year and will be adjusted for any share issuances or repurchases. Furthermore, the incentive fee that we pay is not tied to the market value of our common stock.

If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time.  Any change in these laws or regulations, or their interpretation, or any failure by us to comply with these laws or regulations may adversely affect our business.

As discussed below, there is a risk that certain investments that we intend to treat as qualifying assets will be determined to not be eligible for such treatment. Any such determination would have a material adverse effect on our business.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make in private middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high-yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Several other BDCs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments that could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and financial condition. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than we originally anticipated, which may impact our return on these investments.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer.  We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.  However, we intend to comply with the diversification requirements imposed by the Code for qualification as a RIC.

Risks related to our operation as a BDC

Our investment adviser has no experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. Our investment adviser does not have any experience managing a BDC. The lack of experience of our investment adviser in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

If we fail to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we fail to qualify as a RIC.

We will seek to qualify as a RIC under the Code, which requires us to qualify continuously as a BDC and meet certain source of income, distribution and asset diversification requirements.

The source of income requirement is satisfied if we derive at least 90% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in “qualified publicly traded partnerships,” as defined in the Code.

The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses.  We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under the Facilities that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. In such case, if we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of our RIC qualification. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take us time to invest such capital. During this period, we will invest the additional capital in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in first and second lien loans, mezzanine debt and high yield debt.

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

As a BDC for 1940 Act purposes and a RIC for U.S. federal income tax purposes, we intend to make distributions out of assets legally available for distribution on a quarterly basis to our stockholders once such distributions are authorized by our board of directors and declared by

us. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test that is applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

As a BDC, we may have difficulty paying our required distributions if we recognize income before or without receiving cash in respect of such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted paid-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from paid-in-kind securities and deferred payment securities.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement that we distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, to qualify as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

We have incurred indebtedness under the Facilities and we may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

To generate cash for funding new investments, we securitized a substantial portion of our portfolio via the Facilities.  We may in the future seek to do additional securitizations. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization.

If our primary investments are deemed not to be qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business plan.

If we are to maintain our qualification as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that the leveraged loans and mezzanine investments that we propose to acquire constitute qualifying assets because the privately held issuers will not, at the time of our investment, have securities listed on a national securities exchange.

The Securities and Exchange Commission (the “SEC”) has adopted a rule that defines an “eligible portfolio company” as any private domestic operating company and public domestic operating company that does not have securities listed on a national securities exchange. In addition, the SEC has proposed a new rule that would expand the definition of eligible portfolio companies to include publicly-traded companies with a market capitalization of less than $250 million. If adopted or enacted, the effect of this rule would be to further reduce or eliminate confusion surrounding whether a company qualifies as an eligible portfolio company. We cannot assure you that this rule will be approved by the SEC. Until the SEC or its staff has issued a final rule, we will continue to monitor this issue closely. See “— Risks related to our business — Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business” above.

Our common stock may trade at a discount to our net asset value per share.

Common stock of BDCs, as closed-end investment companies, frequently trades at a discount to net asset value. The possibility that our common stock may trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

The floating interest rate features of any indebtedness incurred by us could adversely affect us if interest rates rise.

Any indebtedness incurred by us will likely bear interest at a floating rate based on an index. As a result, if that index increases, our costs under any indebtedness incurred would become more expensive, which could have a material adverse effect on our earnings.

Risks related to our investments

Our investments may be risky, and you could lose all or part of your investment.

Substantially all of the debt investments held in the portfolio hold, and will likely continue to hold, a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, where not rated by any rating agency, would be below investment grade, if rated. Debt securities rated below investment grade are commonly referred to as “junk bonds.” A below investment grade rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full.  We may also invest in debt that defers or pays paid-in-kind interest.  To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

In addition, private middle market companies in which we expect to invest are exposed to a number of significant risks, including:

•
limited financial resources and an inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
dependence on the management talents and efforts of a small group of persons; the death, disability, resignation or termination of one or more of which could have a material adverse impact on the company and, in turn, on us;

•	less predictable operating results and, possibly, substantial additional capital requirements to support their operations, finance expansion or maintain their competitive position; and

•	difficulty accessing the capital markets to meet future capital needs.

In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we actually render significant managerial assistance.

The debt securities in which we invest are subject to credit risk and prepayment risk.

An issuer of debt security may be unable to make interest payments and repay principal. We could lose money if the issuer of a debt obligation is, or is perceived to be, unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. The downgrade of a security by rating agencies may further decrease its value.

Certain debt instruments may contain call or redemption provisions which would allow the issuer thereof to prepay principal prior to the debt instrument’s stated maturity. This is known as prepayment risk. Prepayment risk is greater during a falling interest rate environment as issuers can reduce their cost of capital by refinancing higher interest debt instruments with lower interest debt instruments. An issuer may also elect to refinance their debt instruments with lower interest debt instruments if the credit standing of the issuer improves. To the extent debt securities in our portfolio are called or redeemed, we may receive less than we paid for such security and we may be forced to reinvest in lower yielding securities or debt securities of issuers of lower credit quality.

Available information about privately held companies is limited.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debtor equity ranking equally with our investments, we would have to share on an equal basis any distributions with other holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Investments in equity securities involve a substantial degree of risk.

We may purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly under performed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•	to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment in equity securities; and

•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of our portfolio companies. Even if the portfolio companies are successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can sell our equity investments. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes even though we have not received any cash payments in respect of such income;

•	preferred securities are subordinated with respect to corporate income and liquidation payments, and are therefore subject to greater risk than debt;

•	preferred securities may be substantially less liquid than many other securities, such as common securities or U.S. government securities; and

•	preferred security holders generally have no voting rights with respect to the issuing company, subject to limited exceptions.

Our investments in foreign debt, including that of emerging market issuers, may involve significant risks in addition to the risks inherent in U.S. investments.

Although there are limitations on our ability to invest in foreign debt, we may, from time to time, invest in debt of foreign companies, including the debt of emerging market issuers. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments in the debt of emerging market issuers may subject us to additional risks such as inflation, wage and price controls, and the imposition of trade barriers. Furthermore, economic conditions in emerging market countries are, to some extent, influenced by economic and securities market conditions in other emerging market countries. Although economic conditions are different in each country, investors’ reaction to developments in one country can have effects on the debt of issuers in other countries.

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will fully hedge against these risks or that such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

The lack of liquidity in our investments may adversely affect our business.

We expect to make investments in private companies. A portion of these securities may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our investment adviser has or could be deemed to have material non-public information regarding such business entity.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

We anticipate making both debt and minority equity investments; therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, financial condition, and value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Risks related to an investment in our shares

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax rules, particularly with respect to RICs or BDCs;

•	loss of RIC qualification;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Provisions of our governing documents and the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

We are governed by our charter and bylaws, which we refer to as our “governing documents.”

Our governing documents and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium price for our stockholders or otherwise be in their best interest.

Our charter provides for the classification of our board of directors into three classes of directors, serving staggered three-year terms, which may render a change of control of us or removal of our incumbent management more difficult. Furthermore, any and all vacancies on our board of directors will be filled generally only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term until a successor is elected and qualifies.

Our board of directors is authorized to create and issue new series of shares, to classify or reclassify any unissued shares of stock into one or more classes or series, including preferred stock and, without stockholder approval, to amend our charter to increase or decrease the number of shares of stock that we have authority to issue, which could have the effect of diluting a stockholder’s ownership interest. Prior to the issuance of shares of stock of each class or series, including any reclassified series, our board of directors is required by our governing documents to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of shares of stock.

Our governing documents also provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

•
The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

•
The Maryland Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

The provisions of the Maryland Business Combination Act will not apply, however, if our board of directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act. Although our board of directors has adopted such a resolution, there can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.

As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our board of directors at any time in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate office is located at 12 East 49th Street, Suite 3200, New York, New York 10017. Our telephone number is (212) 884-6200. We have an additional office located at 535 Madison Avenue, Floor 17, New York, New York 10022.

Item 3.	Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending February 28, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the New York Stock Exchange under the symbol “GNV” and started trading on March 23, 2007 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock.

HOLDERS

As of February 28, 2007, there was one holder of record of our common stock.

SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended February 28, 2007.

DIVIDEND POLICY

We intend to make quarterly distributions to our stockholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by our board of directors. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to a dividend reinvestment plan. In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.  We cannot assure you that we will achieve results that will permit the payment of any cash distributions.  In addition, we are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

Item 6.	Selected Financial Data

Not applicable.  As of February 28, 2007, we had not yet commenced operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

Overview

GSC Investment Corp. was incorporated under the Maryland General Corporation Law on March 21, 2007. We have elected to be treated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are subject to a leverage restriction. We are only allowed to borrow amounts, with certain limited exceptions, such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We used the proceeds of our initial public offering in March 2007 to acquire portfolios in March and April 2007 of approximately $89.5 million and $11.2 million, respectively, in aggregate principal amount of debt investments.  We entered into the Revolving Facility on April 11, 2007 and the Term Facility on May 1, 2007 and used the proceeds thereof to acquire additional debt investments of $55.8 and $59.3 million in April and May 2007, respectively.

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We expect our debt investments, whether in the form of first and second lien leveraged loans, mezzanine debt or high yield bonds, to have terms of up to ten years, and typically to bear interest at a fixed or floating rate. Interest on debt will be payable generally quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest payable to be paid-in-kind interest. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in equity securities, which may, in some cases, include preferred securities that pay dividends on a current basis.

Expenses

Our primary operating expenses include the payment of investment advisory and management fees and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculating our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business.  We estimate our annual expenses will be approximately $2.5 million.  For a period of at least 12 months ending March 23, 2008, we will be reimbursed by the manager for operating expenses to the extent that operating expenses (other than investment advisory and management fees and interest expense) exceed an amount equal to 1.55% of our net assets attributable to common stock.

To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options and forward contracts. Costs incurred in entering into such contracts or in settling them will be borne by us.

Financial condition, liquidity and capital resources

We generated cash from the net proceeds of our IPO and borrowings under the Facilities.  In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In the future, we may also securitize a portion of our investments in first and second lien leveraged loans or mezzanine debt or other assets. Our primary use of funds will be investments in our targeted asset classes and cash distributions to holders of our common stock.

Distribution policy

We intend to qualify as a RIC under the Code, which allows us to avoid corporate-level tax on our income. To qualify as a RIC, we must distribute to our stockholders an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, on an annual basis. We intend to pay dividends on a quarterly basis. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

Contractual obligations

We have entered into three contracts under which we have material future commitments: the investment advisory and management agreement, pursuant to which GSCP (NJ), L.P. has agreed to serve as our investment adviser; the administration agreement, pursuant to which our administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance, and a license agreement with GSC Group, pursuant to which GSC Group has agreed to grant us a non-exclusive, royalty-free license to use the name “GSC” and the GSC logo. Payments under the investment advisory and management agreement are equal to (1) a percentage of the value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) and (2) an incentive fee based on our performance. Payments under the administration agreement are equal to an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs. Each of these contracts may be terminated by either party without penalty upon 60 days written notice to the other. Further, although our Chief Financial Officer, Chief Compliance Officer, and Vice President and Secretary have certain duties to us, they also perform duties for other GSC Group-related entities.

Management and service fee

Pursuant to the investment advisory and management agreement, we pay our investment adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

As originally adopted, the base management fee was calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

The incentive fee has two parts, as follows:

The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter (including interest that is accrued but not yet received in cash), that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

The second, payable at the end of each calendar year equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

On May 18, 2007, our board of directors approved an amendment to the investment advisory and management agreement providing that the base management fee and incentive fee shall be computed with reference to the fiscal year of the Company rather than the calendar year (in order to align the fee calculation dates with the financial reporting cycle).

Operations

As of February 28, 2007, we had not yet commenced operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risks. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Essential to our business is managing these risks. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We expect that future portfolio investments may include assets that carry a fixed interest rate. As of February 28, 2007, we had no borrowings outstanding. However, on April 11, 2007, we established the Revolving Facility, which allows us to borrow up to $100 million (which amount may be increased to $130 million subject to certain conditions) and on May 1, 2007, we borrowed $25.7 million under our Term Facility, interest on each of which is tied to the prevailing commercial paper rate plus a margin of 0.70%.

Because we plan on borrowing money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

We did not hold any derivative financial instruments for hedging purposes as of  February 28, 2007. We entered into three interest rate caps in connection with the entry into and upsizing of the Revolving Facility and the entry into the Term Facility.

Portfolio Valuation

We carry our investments at fair value, as determined in good faith by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. Because there is not a readily available market value for some of the investments in our portfolio, we value a material portion of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of 7 members, of whom 4 are not “interested persons” of GSC Investment Corp. as defined in Section 2(a)(19) of the 1940 Act. Our board of directors elects our officers, who will serve at the discretion of the board of directors.

Executive officers and board of directors

Under our charter, our directors are divided into three classes. Each class of directors will hold office for a three-year term. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Directors

As of May 1, 2007, information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term	Principal Occupation(s) During Last Five Years	Other Directorships/ Trusteeships Held by Board Member

Independent Directors

Peter K. Barker	58	Director	2007	2009	Currently a private investor. Prior to 2002, Mr. Barker served as an Advisory Director of Goldman, Sachs & Co.	Avery Dennison Corporation

Steven M. Looney	57	Director	2007	2010	Currently Managing Director of Peale Davies & Co. Inc. Prior to 2005, Mr. Looney served as Senior Vice President and Chief Financial Officer of PCCI, Inc.	Sun Healthcare, WH Industries, APW, Ltd., and Vein Associates of America, Inc

Charles S. Whitman III	65	Director	2007	2010	Currently is senior counsel (retired) at Davis Polk & Wardwell. Prior to 2006, Mr. Whitman was a Partner in Davis Polk’s Corporate Department.	none

G. Cabell Williams	52	Director	2007	2008	Currently is Managing General Partner of Williams and Gallagher. Prior to 2004, Mr. Williams served as Managing Director of Allied Capital Corporation.	none

Interested Directors

Thomas V. Inglesby	49	Chief Executive Officer and Director	2007	2008	Joined GSC Group at its inception in 1999 and has been a Senior Managing Director since 2006.	none

Name	Age	Position	Director Since	Expiration of Term	Principal Occupation(s) During Last Five Years	Other Directorships/ Trusteeships Held by Board Member

Richard M. Hayden	61	Chairman of the Board of Directors	2007	2009
Joined GSC Group in 2000 and has been a Vice Chairman of GSC Group since 2000 and is head of the corporate credit group. Prior to 2000, Mr. Hayden was a Partner of Goldman, Sachs & Co., where he was a Managing Director and the Deputy Chairman of Goldman, Sachs & Co. International Ltd., responsible for all European investment banking activities.
						COFRA Holdings, AG and Deutsche Boerse AG

Robert F. Cummings, Jr.	56	Director	2007	2010
Joined GSC Group in 2002 and has been a Senior Managing Director since 2006 and Chairman of the Risk & Conflicts Committee and the Valuation Committee since 2003. Prior to joining GSC Group, was a Partner of Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions, and strategic financial issues.
						GSC Capital Corp., Precision Partners Inc., RR Donnelley and Sons Co., Corning Inc., Viasystems Group Inc., and a member of the Board of Trustees of Union College

The address for each director is c/o GSC Investment Corp., 12 East 49th Street, New York, New York 10017.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position	Since	Principal Occupation(s) During Last Five Years	Other Directorships/ Trusteeships Held by Board Member

David L. Goret	43	Vice President and Secretary	2006
Joined GSC Group as General Counsel in 2004, where he manages legal, human resources and certain and general counsel of Hawk Holdings, LLC. From 2002 to 2003, he served as senior vice president and general counsel of Mercator Software, Inc.
none

Name	Age	Position	Since	Principal Occupation(s) During Last Five Years	Other Directorships/ Trusteeships Held by Board Member

Richard T. Allorto, Jr.	35	Chief Financial Officer	2006
Joined GSC Group in 2001 and is responsible for overseeing the financial statement preparation and accounting operations relating to the funds managed by GSC Group. Mr. Allorto was with Schering Plough Corp. from 1998 to 2001, where he worked as an Audit Supervisor within the internal audit group with a focus on operational audits of the company’s international subsidiaries.
				none

Michael J. Monticciolo	35	Chief Compliance Officer	2006
Joined GSC Group in 2006. From 2000 to 2006, he was with the U.S. Securities & Exchange Commission as a senior counsel in the Division of Enforcement where he investigated and prosecuted enforcement matters involving broker-dealers, investment advisers, hedge funds and public companies.
				none

Biographical information

Directors

Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Peter K. Barker — Mr. Barker is currently a private investor. After spending 28 years at Goldman, Sachs & Co., Mr. Barker stepped down as a General Partner in 1998 and as an Advisory Director in 2002. Mr. Barker headed Goldman, Sachs & Co.’s investment banking activities on the West Coast from 1978 to 1998. Mr. Barker joined Goldman, Sachs & Co. in 1971. Mr. Barker began his career in the London office, then spent seven years in the New York Corporate Finance Department before assuming his responsibilities on the West Coast. Mr. Barker has been active in several civic organizations, including the Los Angeles Area Boy Scout Council, Los Angeles Metropolitan YMCA, Claremont McKenna College and the Phoenix House of California. He has also been a member of the California State Senate Commission on Corporate Governance and is currently a director of Avery Dennison Corporation. Mr. Barker graduated from the University of Chicago’s Graduate School of Business with a M.B.A. degree.

Steven M. Looney — Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a consulting firm with particular expertise in financial process and IT outsourcing, and is a CPA and an attorney. Mr. Looney also serves as a consultant and director to numerous companies in the healthcare, manufacturing and technology services industries, including Sun Healthcare, WH Industries, APW Ltd., and Vein Associates of America, Inc. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in Accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review.

Charles S. Whitman III — Mr. Whitman is senior counsel (retired) at Davis Polk & Wardwell. Mr. Whitman was a partner in Davis Polk’s Corporate Department for 28 years,

representing clients in a broad range of corporate finance matters, including shelf registrations, securities compliance for financial institutions, foreign asset privatizations, and mergers and acquisitions. From 1971 to 1973, Mr. Whitman served as Executive Assistant to three successive Chairmen of the U.S. Securities and Exchange Commission. Mr. Whitman serves on the Legal Advisory Board of the National Association of Securities Dealers. Mr. Whitman graduated from Harvard College and graduated magna cum laude from Harvard Law School with a LL.B. Mr. Whitman also received an LL.M. from Cambridge University in England.

G. Cabell Williams —Mr. Williams is currently the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland. In 2004 Mr. Williams concluded a 23 year career at Allied Capital Corporation, a $4 billion business development corporation based in Washington, DC. While at Allied, Mr. Williams held a variety of positions including President, COO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter.

Interested directors

Thomas V. lnglesby — Mr. Inglesby is the Chief Executive Officer of GSC Investment Corp. Mr. Inglesby joined GSC Group at its inception in 1999 and is currently a Senior Managing Director. From 1997 to 1999, Mr. Inglesby was a Managing Director at Greenwich Street Capital Partners. Prior to that, Mr. Inglesby was a Managing Director with Harbour Group in St. Louis, Missouri, an investment firm specializing in the acquisition of manufacturing companies in fragmented industries. In 1986, Mr. Inglesby joined PaineWebber and was a Vice President in the Merchant Banking department from 1989 to 1990. Mr. Inglesby graduated with honors from the University of Maryland with a B.S. degree in Accounting, from the University of Virginia School of Law with a J.D. degree and from the Darden Graduate School of Business Administration with a M.B.A. degree.

Richard M. Hayden — Mr. Hayden is the Chairman of GSC Investment Corp. Mr. Hayden joined GSC Group in 2000 and is currently a Vice Chairman of GSC Group, head of the corporate credit group and a member of the firm management committee. Mr. Hayden was previously with Goldman, Sachs & Co. from 1969 until 1999 and was named a Partner in 1980. Mr. Hayden transferred to London in 1992, where he was a Managing Director and the Deputy Chairman of Goldman, Sachs & Co. International Ltd., responsible for all European investment banking activities. Mr. Hayden was also Chairman of the Credit Committee from 1991 to 1996, a member of the firm’s Commitment Committee from 1990 to 1995, a member of the firm’s Partnership Committee from 1997 to 1998 and a member of the Goldman, Sachs & Co. International Executive Committee from 1995 to 1998. In 1998, Mr. Hayden retired from Goldman, Sachs & Co. and was retained as an Advisory Director to consult in the Principal Investment Area. Mr. Hayden is a non-executive director of COFRA Holdings, AG and Deutsche Boerse AG. Mr. Hayden is also a member of The Wharton Business School International Advisory Board. Mr. Hayden graduated magna cum laude and Phi Beta Kappa from Georgetown University with a B.A. degree in Economics, and graduated from The Wharton School with a M.B.A. degree.

Robert F. Cummings, Jr. — Mr. Cummings joined GSC Group in 2002 and is currently a Senior Managing Director, Chairman of the Risk & Conflicts Committee and the Valuation Committee and a member of the firm management committee. Mr. Cummings is a former member of the GSC Advisory Board. For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions, and strategic financial issues. Mr. Cummings was named a Partner of Goldman, Sachs & Co. in 1986. Mr. Cummings retired in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters. Mr. Cummings is a director of GSC Capital Corp., Precision Partners Inc., RR Donnelley and Sons Co., Corning Inc., Viasystems Group Inc., and a member of the Board of Trustees of Union College. Mr. Cummings graduated from Union College with a B.A. degree and from the University of Chicago with a M.B.A. degree.

Executive officers who are not directors

David L. Goret, Vice President and Secretary — Mr. Goret joined GSC Group in 2004 as Managing Director, General Counsel and Chief Compliance Officer and became a Senior Managing Director in January 2007. He manages legal, compliance and certain administrative functions at GSC Group, and has significant expertise in a wide range of legal matters. From 2000 to 2002, Mr. Goret served as Managing Director and General Counsel of Hawk Holdings, LLC, which focused on creating, financing and operating emerging technology infrastructure and service businesses. From 2002 to 2003, he served as Senior Vice President and General Counsel of Mercator Software, Inc., a Nasdaq-listed software company. Mr. Goret graduated magna cum laude from Duke University with a B.A. degree in Religion and Political Science and from the University of Michigan with a J.D. degree.

Richard T. Allorto, Jr., Chief Financial Officer — Mr. Allorto joined GSC Group in 2001 and is responsible for overseeing the financial statement preparation and accounting operations relating to the corporate credit group division’s funds managed by GSC Group. Mr. Allorto was previously with Schering Plough Corp. from 1998 to 2001 where he worked as an Audit Supervisor within the internal audit group with a focus on operational audits of the company’s international subsidiaries. From 1994 to 1998, he was with Arthur Andersen as a Supervising Audit Senor with a manufacturing industry focus. Mr. Allorto graduated from Seton Hall University with a B.S. degree in Accounting and is a licensed CPA.

Michael J. Monticciolo, Chief Compliance Officer — Mr. Monticciolo joined GSC Group in 2006. He was previously with the U.S. Securities & Exchange Commission as a Senior Counsel in the Division of Enforcement from 2000 to 2006 where he investigated and prosecuted enforcement matters involving broker-dealers, investment advisers, hedge funds and public companies. Prior to that, Mr. Monticciolo was a Staff Attorney with the Commission’s Office of Compliance Inspections and Examinations from 1998 to 2000. Mr. Monticciolo graduated from the Ohio State University with a B.A. degree in Political Science and graduated from Hofstra University School of Law with a J.D. degree.

Portfolio Management

The day-to-day management of the Company’s portfolio is the responsibility of the corporate credit group of GSC Group and overseen by our investment committee. The corporate credit group’s investment professionals collaborate to manage the Company’s portfolio and no one person is primarily responsible for the day-to-day management of the Company. Richard M. Hayden oversees the corporate credit group of GSC Group and, together with Thomas V. Inglesby, Seth M. Katzenstein, Harvey E. Siegel, Alexander B. Wright, John R. Kline and David B.

Thompson Jr., has the most significant responsibility for the day-to-day management of the Company’s portfolio.

Information regarding our portfolio managers who are not directors or officers is as follows:

Seth M. Katzenstein — Mr. Katzenstein joined GSC Group at its inception in 1999 and is currently a Managing Director of the corporate credit group. He was with Greenwich Street Capital Partners from 1998 to 1999 as an associate. Prior to 1998, Mr. Katzenstein was with Salomon Smith Barney Inc., in the Financial Institutions Group, where he worked on a variety of financing and advisory transactions. Mr. Katzenstein graduated with High Distinction from the University of Michigan with a B.B.A. degree.

Harvey E. Siegel — Mr. Siegel joined GSC Group in 2002 and is currently a Managing Director of the corporate credit group. Mr. Siegel was previously with IBJ Whitehall Bank & Trust Company from 1982 to 2002, where he most recently held the position of Senior Vice President and Head of the Loan Workout Department. From 1980 to 1982, he was Associate General Counsel at Belco Petroleum Corporation. From 1978 to 1980, he was Vice President and Deputy General Counsel at Studebaker-Worthington, Inc. From 1969 to 1978, he was with Fried, Frank, Harris, Shriver & Jacobson as an associate in the corporate finance and M&A practice groups. Mr. Siegel graduated from City College of New York with a B.A. degree in Political Science, and from Columbia University School of Law with a J.D. degree.

Alexander B. Wright — Mr. Wright joined GSC Group in 2002 and is currently a Managing Director of the corporate credit group. He was previously with IBJ Whitehall Bank & Trust Corporation, in the Media & Communications Group, where he sourced, underwrote, and restructured senior debt financings from 1995 to 2002. In addition, Mr. Wright acted as a Portfolio Manager for IBJ Whitehall’s equity investment portfolio from 1999 to 2002. Prior to 1995, Mr. Wright worked at Chemical Banking Corporation as an analyst. Mr. Wright graduated from Rutgers College with a B.A. degree in Political Science and a minor in Economics, and from Fordham University with a M.B.A. degree.

John R. Kline — Mr. Kline joined GSC Group in 2001 and is currently a Vice President of the corporate credit group. Mr. Kline is responsible for bond and loan trading within the corporate credit group. Prior to 2001, he was with Goldman, Sachs & Co. in the Credit Risk Management and Advisory Group, where he was involved in capital structure analysis and credit risk management. Mr. Kline graduated from Dartmouth College, with an A.B. degree in History.

David B. Thompson Jr. — Mr. Thompson joined GSC Group in 2002 and is currently a Vice President of the corporate credit group. Prior to joining GSC Group, Mr. Thompson was with Goldman, Sachs & Co. in the Bank Debt Portfolio Group, where he worked on a variety of leveraged loan transactions. From 2000 to 2002, Mr. Thompson was in the Credit Risk Management and Advisory Group of Goldman, Sachs & Co. where he was involved in capital structure analysis and credit risk management. Mr. Thompson graduated from the University of Pennsylvania with a B.A. degree in Economics.

Committees of the board of directors

Audit committee

The audit committee is made up of Steven M. Looney, Charles S. Whitman III and G. Cabell Williams.  Steven M. Looney serves as the audit committee chairman.  The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in determining the fair value of debt and equity investments that are not publicly traded or for which current market values are not readily available; where appropriate, the board of directors and audit committee may utilize the services of an independent valuation firm to assist them in determining the fair value of these investments.

Nominating and Corporate Governance committee

The nominating committee is made up of Charles S. Whitman III, Peter K. Barker and G. Cabell Williams.  Charles S. Whitman III serves as the nominating committee chairman.  The nominating committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee of the board of directors, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors.

Compensation committee

The compensation committee is made up of G. Cabell Williams, Peter K. Barker and Steven M. Looney.  G. Cabell Williams serves as the compensation committee chairman.  The compensation committee consists entirely of independent directors. The compensation committee oversees our compensation policies generally, makes recommendations to the board of directors with respect to our incentive compensation and equity-based plans that are subject to the approval of our board of directors, evaluates executive officer performance and reviews our management succession plan, oversees and sets compensation, if any, for our executive officers, and prepares the report on executive officer compensation, if applicable, that Securities and Exchange Commission rules require to be included in our annual proxy statement. Currently, none of our executive officers are compensated by the Company.

Director compensation

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.”

Item 11.	Executive Compensation

           Currently, none of our executive officers are compensated by the Company.  Each of our executive officers is an employee of GSC Group.  See “Business - Our relationship with our investment adviser and GSC Group.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain ownership information with respect to our common stock as of May 1, 2007 for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding shares of common stock and all officers and directors, as a group.

	Percentage of Common Stock Outstanding
Name and Address	Type of Ownership	Shares Owned	Percentage
GSC Group(1)	Record and beneficial	960,021	11.6%
All officers and directors as a group (10 persons)(2)	Record and beneficial	68,380	0.8%
_______________
(1)
Includes common stock held by affiliates of GSC Group as follows: 66 ⅔ shares of common stock held by GSC Secondary Interest Company LLC, a Delaware limited liability company, 54,975 shares of common stock held by Greenwich Street Capital Partners II, L.P., a Delaware limited partnership, and 904,980 shares of common stock, held by GSC CDO III, L.L.C., a Delaware limited liability company.

(2)	The address for all officers and directors is c/o GSC Investment Corp., 12 East 49th Street, New York, New York 10017.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 23, 2007. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities in GSC Investment Corp.(1)
Independent Directors
Peter K Barker	$10,001-$50,000
Steven M. Looney	$1-$10,000
Charles S. Whitman III	none
G. Cabell Williams	over $100,000
Interested Directors
Thomas V. Inglesby	over $100,000
Richard M. Hayden	over $100,000
Robert F. Cummings, Jr.	None
_______________
(1)	Dollar ranges are as follows: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Conflicts of Interest

The investment adviser has built a professional working environment, a firm-wide compliance culture and compliance procedures and systems designed to protect against potential incentives that may favor one account over another. The investment adviser has adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time. Nevertheless, the investment adviser furnishes advisory services to numerous clients in addition to the Company, and the investment adviser may, consistent with applicable law, make investment recommendations to other clients or accounts (including accounts that are hedge funds or have performance or higher fees paid to the investment adviser or in which portfolio managers have a personal interest in the receipt of such fees) that may be the same as or different from those made to the Company. In addition, the investment adviser, its affiliates and any officer, director, stockholder or employee may or may not have an interest in the securities whose purchase and sale the investment adviser recommends to the Company. Actions with respect to securities of the same kind may be the same as or different from the action that the investment adviser, or any of its affiliates, or any officer, director, stockholder, employee or any member of their families may take with respect to the same securities. Moreover, the investment adviser may refrain from rendering any advice or services concerning securities of companies of which any of the investment adviser’s (or its affiliates’) partners, officers, directors or employees are directors or officers, or companies as to which the investment adviser or any of its affiliates or the partners, officers, directors and employees of any of them has any substantial economic interest or possesses material non-public information. In addition to its various policies and procedures designed to address these issues, the investment adviser includes disclosure regarding these matters to its clients in both its Form ADV and investment advisory agreements.

The investment adviser, its affiliates or their officers and employees similarly serve or may similarly serve entities that operate in the same or related lines of business. Accordingly, these individuals may have obligations to investors in those entities or funds or to other clients, the fulfillment of which might not be in the best interests of the Company. As a result, the investment adviser will face conflicts in the allocation of investment opportunities to the Company and other funds and clients. In order to enable such affiliates to fulfill their fiduciary duties to each of the clients for which they have responsibility, the investment adviser will endeavor to allocate investment opportunities in a fair and equitable manner which may, subject to applicable regulatory constraints, involve pro rata co-investment by the Company and such other clients or may involve a rotation of opportunities among the Company and such other clients.

While the investment adviser does not believe there will be frequent conflicts of interest, if any, the investment adviser and its affiliates have both subjective and objective procedures and policies in place and designed to manage the potential conflicts of interest between the investment adviser’s fiduciary obligations to the Company and their similar fiduciary obligations to other clients so that, for example, investment opportunities are allocated in a fair and equitable manner among the Company and such other clients. An investment opportunity that is suitable for multiple clients of the investment adviser and its affiliates may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that the investment adviser’s or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to the Company. Not all conflicts of interest can be expected to be resolved in favor of the Company.

Certain Affiliations

Our Chairman, Chief Executive Officer and Vice President and Secretary also serve as senior managers of GSC Group. In addition, certain of our directors are senior managers of GSC Group. As a result, the investment advisory and management agreement between us and our investment adviser was negotiated between related parties, and the terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. See “Risk Factors — Risks related to our business — There are conflicts of interest in our relationship with our investment adviser and/or GSC Group, which could result in decisions that are not in the best interests of our stockholders” and “Risk Factors — Risks related to our business — Our investment adviser’s liability will be limited under the investment advisory and management agreement, and we will indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf that it would when acting for its own account.”

We have entered into a license agreement with GSC Group, pursuant to which GSC Group grants us a non-exclusive, royalty-free license to use the “GSC” name.

As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which GSC Group or any affiliate currently has an investment. We may in the future submit an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for the Company to co-invest with funds managed by GSC Group where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors applicable to the Company. There is no assurance that an application for exemptive relief would be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with funds managed by GSC Group.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements as of February 28, 2007 and for the period from May 12, 2006 (inception) to February 28, 2007 and fees billed for other services rendered by Ernst & Young LLP through February 28, 2007.

Audit Fees (1)	$25,000

Aggregate Non-Audit Fees
Audit-Related Fees (2)	35,000
Tax Fees (3)
All Other Fees
Total Aggregate Non-Audit Fees (4)	35,000

Total Fees	$60,000

(1)	Audit fees represent fees and expenses for the audit of the Company’s annual financial statements.
(2)	Audit-related fees represent services in conjunction with the Company’s initial public offering and registration statement and this annual report on Form 10-K.
(3)	Tax fees represent services in conjunction with preparation of the Company’s tax return.
(4)	Aggregate non-audit fees comprise audit-related fees, tax fees and all other fees.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of GSC Investment Corp. (the “Company” or the “Registrant”) are filed herewith:

2. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Charter of GSC Investment Corp.*********

3.2	Form of Bylaws of GSC Investment Corp.*********

4.1	Specimen certificate of GSC Investment Corp.’s common stock, par value $0.0001 per share.*********

4.2	Form of Registration Rights Agreement dated , 2007 between GSC Investment Corp., GSC CDO III L.L.C., GSCP (NJ) L.P. and the other investors party thereto.***

4.3	Form of Dividend Reinvestment Plan.*******

10.1	Form of Investment Advisory and Management Agreement dated , 2007 between GSC Investment LLC and GSCP (NJ) L.P.*******

10.2	Form of Custodian Agreement dated , 2007 between GSC Investment LLC and .*******

10.3	Form of Regulations of American Stock Transfer and Trust Company.***

10.4	Form of Administration Agreement dated , 2007 between GSC Investment Corp. and GSCP (NJ) L.P.*

10.5	Form of Trademark License Agreement dated , 2007 between GSC Investment Corp. and GSCP (NJ) L.P.*******

10.6	Contribution and Exchange Agreement dated October 17, 2006 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.*******

10.7	Portfolio Acquisition Agreement dated March 21, 2007 between GSC Investment Corp. and GSC Partners CDO Fund III, Limited.*******

10.8	Form of Indemnification Agreement dated , 2007 between GSC Investment LLC and each officer and director of GSC Investment LLC.*******

10.9	Form of Indemnification Agreement dated , 2007 between GSC Investment LLC and each investment committee member of GSCP (NJ) L.P.*******

10.10	Collateral Management Agreement dated November 5, 2001 among GSC Partners CDO Fund III, Limited and GSCP (NJ), L.P.*****

10.11	Amended and Restated Limited Partnership Agreement of GSC Partners CDO GP III, L.P. dated October 16, 2001.*****

10.12	Amended and Restated Limited Partnership Agreement of GSC Partners CDO Investors III, L.P. dated August 27, 2001.*****

10.13	Form of Amendment to the Contribution and Exchange Agreement dated , 2007 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.**

10.14	Form of Assignment and Assumption Agreement dated , 2007 among GSCP (NJ), L.P. and GSC Investment LLC.**** [1]

10.15	Form of Notification of Fee Reimbursement dated , 2007.*

10.16	Form of Amendment to Investment Advisory and Management Agreement dated May 23, 2007 between GSC Investment Corp. and GSCP (NJ), L.P.

14.1	Code of Ethics of the Company adopted under Rule 17j-1.***

21.1	List of Subsidiaries.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Amendment No. 8 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 23, 2007.

**	Incorporated by reference to Amendment No. 7 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007.

***	Incorporated by reference to Amendment No. 6 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007.

****	Incorporated by reference to Amendment No. 5 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on March 8, 2007.

*****	Incorporated by reference to Amendment No. 4 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on February 23, 2007.

******	Incorporated by reference to Amendment No. 3 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on February 7, 2007.

*******	Incorporated by reference to Amendment No. 2 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007.

********	Incorporated by reference to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on December 1, 2006.

*********	Incorporated by reference to GSC Investment Corp’s Registration Statement on Form 8-A, File No. 001-333-76, filed on March 21, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment CORP.

Date: May 24, 2007	By	/s/ Thomas V. Inglesby
Thomas V. Inglesby Director and Chief Executive Officer, GSC Investment Corp.

*  *  *  *  *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Hayden
RICHARD M. HAYDEN	Chairman of the Board of Directors	May 24, 2007

/s/ Thomas V. Inglesby
THOMAS V. INGLESBY	Director and Chief Executive Officer	May 24, 2007

/s/ Richard T. Allorto, JR.
RICHARD T. ALLORTO, JR.	Chief Financial Officer and Chief Accounting Officer	May 24, 2007

/s/ Robert F. Cummings, JR.
ROBERT F. CUMMINGS, JR.	Member of the Board of Directors	May 24, 2007

/s/ Peter K. Barker
PETER K. BARKER	Member of the Board of Directors	May 24, 2007

/s/ Steven M. Looney
STEVEN M. LOONEY	Member of the Board of Directors	May 24, 2007

/s/ Charles S. Whitman III
CHARLES S. WHITMAN III	Member of the Board of Directors	May 24, 2007

/s/ G. Cabell Williams
G. CABELL WILLIAMS	Member of the Board of Directors	May 24, 2007

Ernst & Young LLP 5 Times Square New York, New York	Phone: (212) 773-3000 www.ey.com

Report of Independent Registered Public Accounting Firm

To the Management of GSC Investment LLC:

We have audited the accompanying statement of assets, liabilities and member’s capital of GSC Investment LLC (the “Company”) as of February 28, 2007, and the related statements of operations, cash flows and Members’ capital for the period from May 12, 2006 (inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSC Investment LLC as of February 28, 2007 and the results of its operations, changes in Members’ capital and its cash flows for the period from May 12, 2006 (inception) to February 28, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
May 18, 2007

A Member Practice of Ernst & Young Global

GSC Investment LLC

Statement of Assets, Liabilities, and Member's Capital

February 28, 2007

Assets
Deferred offering costs	$808,617
Cash	1,030
Total assets	$809,647

Liabilities and member's capital
Accrued offering costs	$760,000
Accrued expenses	105,000
Due to affiliate	73,810
Total liabilities	938,810

Member's capital
Capital contributed	1,000
Accumulated loss	(130,163)

Total member's capital	(129,163)
Total liabilities and member's capital	$809,647

See accompanying notes.

GSC Investment LLC

Statement of Operations

For the period from May 12, 2006 (date of inception)
to February 28, 2007

Income
Interest	$30

Expenses
Organization costs	$95,193
Professional fees	35,000
Total expenses	130,193

Net loss	$(130,163)

See accompanying notes.

GSC Investment LLC

Statement of Member's Capital

For the period from May 12, 2006 (date of inception)
to February 28, 2007

Member's capital, May 12, 2006	-

Capital contributions	1,000

Net loss	(130,163)

Member's capital, February 28, 2007	$(129,163)

See accompanying notes.

GSC Investment LLC

Statement of Cash Flows

For the period from May 12, 2006 (date of inception)
to February 28, 2007

Cash flows from operating activities
Net loss	$(130,163)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Increase in deferred offering costs	(808,617)
Increase in accrued deferred offering costs	760,000
Increase in due to affiliate	73,810
Increase in accrued expenses	105,000
Net cash and cash equivalents from operating activities	30

Cash flows from financing activities
Contribution from Member	1,000
Net cash and cash equivalents provided by financing activities	1,000

Net change in cash	1,030
Cash, beginning of period	-
Cash, end of the period	$1,030

See accompanying notes.

GSC Investment LLC

Statement of Changes in Net Assets

For the period from May 12, 2006 (date of inception)
to February 28, 2007

For the period from
May 12, 2006 (date of inception)
to February 28, 2007

Operations:
Net operating loss	$(130,163)
Net decrease in net assets resulting from operations	(130,163)

Capital share transactions:
Issuance of common stock	1,000
Net increase in net assets resulting from capital share transactions	1,000

Total increase (decrease) in net assets	(129,163)
Net assets at beginning of period	-
Net assets at end of period	$(129,163)

Net asset value per common share	N/A

Common shares outstanding at end of period	67

See accompanying notes.

GSC INVESTMENT LLC
NOTES TO FINANCIAL STATEMENTS
As of February 28, 2007

1. Organization

GSC Investment, LLC (the “LLC”) was organized in May 2006 as a Maryland limited liability company. The LLC is a newly organized non-diversified closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As of February 28, 2007, the LLC had not yet commenced its operations and investment activities.

On March 21, 2007, GSC Investment Corp. (which is referred to as the “Company”, “we” and “us”) was incorporated in Maryland and concurrently, the LLC was merged with and into the Company in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding common share of the LLC was converted into an equivalent number of shares of common stock of the Company and the Company is the surviving entity.

The LLC’s and the Company’s, as the surviving entity, operations will be externally managed and advised by our investment adviser, GSCP (NJ), L.P. (individually and collectively with its affiliates, “GSC Group” or the “Manager”), pursuant to an investment advisory and management agreement.

2. Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S generally accepted accounting principles and are expressed in U.S. dollars.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined.

Cash and Cash Equivalents

The LLC considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred Offering Cost

Deferred offering costs consist principally of legal fees incurred by the LLC related to the Company’s IPO that was subsequently completed on March 28, 2007. These offering costs will be charged directly against capital and are limited to $1 million. Offering costs in excess of $1 million will be paid for by the Manager. As of February 28, 2007, the LLC has accrued $808,617 relating to offering costs.

Organizational Expenses

Organizational expenses consist principally of professional fees incurred in connection with the organization of the LLC and have been expensed as incurred. The Manager has agreed to pay organizational expenses on behalf of the LLC, and to be subsequently reimbursed through the proceeds of the IPO.

Income Taxes

As of February 28, 2007, no provision for federal, state and local income taxes has been made in the LLC financial statements, as the member is individually liable for its own tax payments.

The Company intends to elect and continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), as amended, and among other things, intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

In order to qualify as a RIC, among other factors, the Company is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management has evaluated the implications of FIN 48 and has determined that all uncertain tax positions have been properly presented and disclosed in the financial statements.

3. Related Party Transactions

The due to affiliate balance of $73,810 includes amounts paid by the Manager on behalf of the LLC for certain organizational expenses and offering costs.

In May 2006, GSC Secondary Interest Fund, LLC, an affiliated entity of GSC Group, contributed $1,000 to the LLC in exchange for 66 2/3 shares, constituting all of the issued and outstanding shares of the LLC.

4. Subsequent events

On March 21, 2007, GSC Investment Corp. was incorporated in Maryland and concurrently, GSC Investment, LLC was merged with and into the Company in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding common share of the LLC was converted into an equivalent number of shares of common stock of the Company and the Company is the surviving entity. The Company is a non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

On March 21, 2007, the Company entered into an Investment Advisory and Management Agreement (the “Management Agreement”) with the Manager pursuant to which the Manager will act as the investment advisor to the Company and manage the investment and reinvestment activities of the Company, subject to the supervision of the board of directors of the Company. The Manager shall have the power and authority on behalf of the Company to effectuate investment decisions for the Company, including the execution and delivery of all documents relating to the Company’s investments and the placing of orders for other purchase or sale transactions on behalf of the Company. The initial term of the Management Agreement is 2 years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the board of directors, or by the vote of shareholders holding a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Directors who are not parties to this Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to this Agreement, in accordance with the requirements of the 1940 Act.

Under the Management Agreement, the Company agrees to pay the Manager a base management fee (“Base Management Fee”) and an incentive fee (“Incentive Fee”) for the services provided. The Base Management Fee shall be calculated and payable quarterly in arrears and is equal to 1.75% per annum of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). The Incentive Fee shall consist of two parts, the “Pre-Incentive Fee” and “Capital Gains Fee”. The Pre-Incentive Fee is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the quarter and is subject to a hurdle rate of 1.875% per quarter (7.5% annualized). The Capital Gains Fee is calculated and payable as of the end of each fiscal year and is calculated by subtracting (i) the sum of the Company’s cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation from (ii) the Company’s cumulative aggregate realized capital gains, in each case calculated from inception. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

On March 28, 2007, the Company completed its initial public offering of 7,250,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions and commenced its investment operations.

On March 28, 2007 and April 2, 2007, pursuant to a portfolio acquisition agreement with GSC Partners CDO Fund III, Limited, a Cayman Islands exempted company (“CDO Fund III”) the Company purchased for cash a portfolio of first lien and second lien loans, senior secured bonds and unsecured bonds held by CDO Fund III for approximately $87 million and $11 million, respectively.

On April 11, 2007, the Company and GSC Investment Funding LLC (“GSC Funding”), its wholly owned subsidiary, entered into a purchase and sale agreement, pursuant to which the Company agreed to sell to GSC Funding certain securities and loans originated or purchased by the Company in its normal course of business and the related rights of payment thereunder and the interests of the Company in the related property and other interest securing the payments to be made under such securities and loans.

Additionally on April 11, the Company, as performance guarantor, GSC Funding, as borrower, and the Manager, as servicer, entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York branch, as administrative agent, U.S. Bank National Association, as trustee and back-up servicer, and the commercial paper lenders and financial institutions from time to time party thereto. The Credit Agreement provides for a $85,000,000 revolving securitized credit facility that may be increased up to $130,000,000 subject to satisfaction of certain conditions.  The interest rate on the revolving securitized credit facility is based on the commercial paper rate plus 0.70%. The Credit Agreement contains certain negative covenants, customary representations and warranties, affirmative covenants and events of default. On May 1, 2007, pursuant to Section 2.3(b) in the Credit Agreement, the facility amount was increased to $100,000,000.

On May 1, 2007, the Company and GSC Investment Funding II LLC (“GSC Funding II”), its wholly owned subsidiary, entered into a purchase and sale agreement, pursuant to which the Company agreed to sell to GSC Funding II certain securities and loans purchased by the Company and the related rights of payment thereunder and the interests of the Company in the related property and other interest securing the payments to be made under such securities and loans.

On May 1, 2007, the Company and GSC Partners CDO Fund Limited (“GSC CDO”) entered into a purchase and sale agreement, pursuant to which GSC CDO agreed to sell to the Company for cash a portfolio of first lien and second lien loans, senior secured bonds, and unsecured bonds for approximately $58 million.

On May 1, 2007, the Company, as performance guarantor, GSC Funding II, as borrower, and GSCP (NJ), L.P., as servicer, entered into a credit agreement (the “GSC Funding II Credit Agreement”) with Deutsche Bank AG, New York branch, as administrative agent, U.S. Bank National Association, as trustee and back-up servicer, and the commercial paper lenders and financial institutions from time to time party thereto. The GSC Funding II Credit Agreement provides for a $25,708,119 term securitized credit facility.  The GSC Funding II Credit Agreement contains certain negative covenants, customary representations and warranties, affirmative covenants and events of default.

On May 1, 2007, the Company, as performance guarantor, GSC Funding, as borrower, and the Manager, as servicer, entered into Amendment No.1 to the Credit Agreement dated April 11, 2007 with Deutsche Bank AG, New York branch, as the committed lender, managing agent and administrative agent.