Form 10-Q
period 2007-05-31
GSC INVESTMENT CORP.
filed 2007-07-13
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.

GSC Investment Corp.
(Exact name of Registrant as specified in its charter)

Maryland	20-8700615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
12 East 49th Street, Suite 3200
New York, New York 10017
(Address of principal executive offices)

(212) 884-6200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Shares, par value $0.0001 per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
     The number of outstanding common shares of the registrant as of July [11], 2007 was [8,291,384].

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GSC Investment Corp.

Consolidated Balance Sheets

	As of
	May 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
Investments at fair value (amortized cost of $208,010,746 and $0, respectively)
Non-control/non-affiliate investments	$205,938,745	$—
Control investments	2,583,634	—
Affiliate investments	239,168	—

Total investments at fair value	208,761,547	—
Cash and cash equivalents	2,265,303	1,030
Cash, securitization accounts	3,590,672	—
Interest receivable	4,441,802	—
Receivable from open trades	410,586	—
Due from manager	673,662	—
Other assets	976,132
Deferred financing costs, net	1,171,612	—
Deferred offering costs	—	808,617

Total assets	$222,291,316	$809,647

LIABILITIES

Debt	$100,208,119	$—
Accounts payable and accrued expenses	554,550	105,000
Interest and credit facility fees payable	690,312	—
Management and incentive fees payable	719,856	—
Dividend payable	1,989,932	—
Accrued offering cost	266,883	760,000
Due to affiliate	—	73,810

Total liabilities	$104,429,652	$938,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 66 2/3 common shares issued and outstanding, respectively	829	—
Capital in excess of par value	114,311,250	1,000
Accumulated undistributed net investment income (loss)	1,827,736	(130,163)
Accumulated net realized gain on sale of investments	1,021,068	—
Net unrealized appreciation on investments and derivatives	700,781	—

Total stockholders’ equity (deficit)	117,861,664	(129,163)

Total liabilities and stockholders’ equity (deficit)	$222,291,316	$809,647

NET ASSET VALUE PER SHARE	$14.21	n/a

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statement of Operations

For the three months
ended May 31, 2007
(unaudited)
INVESTMENT INCOME
Interest from investments	$3,680,845
Interest from cash and cash equivalents	21,051
Management fee income	383,562
Other income	16,603

Total investment income	4,102,061

EXPENSES
Interest and credit facility expenses	720,765
Professional fees	542,616
Base management fees	360,488
Incentive management fees	359,368
Insurance	118,041
Directors fee	96,090
Administrative	45,692
Cost of acquiring management contract	144,000
Organizational expense	22,868

Expenses before manager reimbursement	2,409,928

Expense reimbursement	(265,766)

Total expenses net of expense reimbursement	2,144,162

NET INVESTMENT INCOME	1,957,899

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on sale of investments	1,021,068
Net change in unrealized appreciation on investments	750,801
Unrealized depreciation on derivatives	(50,020)

Net gain (loss) on investments	1,721,849

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,679,748

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.44

COMMON STOCK OUTSTANDING—BASIC AND DILUTED	8,291,384

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

May 31, 2007

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 174.7%
ABP Corporation	Restaurants	Second lien term loan 9.86%, 7/15/2010	$5,940,000	$5,940,000	$5,940,000

Advanced Lighting Technologies, Inc.	Electronics	Unsecured notes 11.00%, 3/31/2009	6,978,400	6,945,252	6,978,400

Ainsworth Lumber	Natural Resources	Unsecured notes 7.25%, 10/01/2012	100,000	74,308	77,813

Atlantis Plastics Films, Inc.	Packaging	First lien term loan 9.35%, 9/22/2011	6,566,497	6,536,623	6,517,249

Bankruptcy Management Solutions, Inc.	Financial Services	Second lien term loan 11.60%, 7/31/2013	1,990,000	2,009,476	2,024,825

CFF Acquisition LLC	Consumer Services	First lien term loan 9.08%, 7/31/2013	4,896,000	4,896,000	4,896,000

Cortz, Inc.	Consumer Services	First lien term loan 9.11%, 11/30/2010	1,506,292	1,506,292	1,506,292

Energy Alloys, LLC	Oil and Gas	Second lien term loan 12.32%, 10/05/2012	6,200,000	6,200,000	6,200,000

EuroFresh Inc.	Agriculture	Unsecured notes 11.50%, 1/15/2013	5,000,000	4,884,450	5,062,500

Flavor and Fragrance Group Holdings, Inc.	Manufacturing	First lien term loan 9.35%, 6/30/2010	720,443	720,443	720,443

		First lien term loan 9.85%, 6/30/2011	2,109,445	2,109,445	2,109,445

		First lien term loan 12.35%, 12/31/2011	1,188,000	1,188,000	1,188,000

				4,017,888	4,017,888

GFSI Inc	Apparel	Senior secured notes 11.50%, 6/01/2011	18,925,000	18,882,111	19,019,625

Grant U.S. Holdings LLP	Natural Resources	Second lien term loan 11.86%, 9/20/2013	1,000,000	1,000,000	990,830

Group Dekko	Electronics	Second lien term loan 11.57%, 1/20/2012	4,000,000	4,000,000	4,000,000

Hopkins Manufacturing Corporation	Consumer Products	Second lien term loan 12.36%, 1/26/2012	3,250,000	3,244,985	3,244,800

IDI Acquisition Corp.	Healthcare Services	Senior secured notes 10.75%, 12/15/2011	3,800,000	3,542,087	3,572,000

Insight Pharmaceuticals LLC	Consumer Products	First lien term loan 9.62%, 3/31/2011	1,096,711	1,091,406	1,091,227

		First lien term loan 9.99%, 3/31/2012	1,128,140	1,122,646	1,122,499

				2,214,052	2,213,726

Jason Incorporated	Manufacturing	Unsecured notes 13.00%, 11/01/2008	12,000,000	12,000,000	12,000,000

		Unsecured notes 13.00%, 11/01/2008	3,400,000	3,400,000	3,400,000

				15,400,000	15,400,000

Legacy Cabinets, Inc.	Building Products	First lien term loan 9.13%, 8/18/2012	1,885,750	1,857,369	1,878,678

		Second lien term loan 12.88%, 8/18/2013	2,400,000	2,350,959	2,391,000

				4,208,328	4,269,678

Company	Industry	Investment	Principal	Cost	Fair Value

McMillin Companies LLC	Home Buildings	Senior secured notes 9.53%, 4/30/2012	11,000,000	10,170,399	10,156,300

Miller Heiman Acquisition Corp.	Business Services	First lien term loan 9.10%, 6/01/2012	1,796,789	1,796,789	1,796,789

NE Restaurant Co.	Restaurants	Unsecured notes 10.75%, 7/15/2008	16,930,000	16,897,695	16,940,581

Network Communications, Inc.	Publishing	Unsecured notes 10.75%, 12/01/2013	5,000,000	5,105,880	5,303,125

New World Restaurant Group, Inc.	Restaurants	Second lien term loan 12.13%, 1/26/2012	9,500,000	9,539,816	9,618,750

PRACS Institute, LTD	Healthcare Services	Second lien term loan 13.25%, 4/17/2013	3,000,000	3,000,000	3,000,000

Redwood Toxicology Laboratory, Inc.	Healthcare Services	First lien term loan 9.32%, 2/27/2012	978,024	970,883	970,689

SILLC Holdings, LLC	Automotive	Second lien term loan 12.11%, 5/24/2011	23,049,210	22,822,250	22,818,718

Sportcraft, LTD	Leisure Equipment	Second lien term loan 13.10%, 3/31/2012	9,000,000	7,221,893	7,200,000

Stronghaven, Inc.	Packaging	Second lien term loan 11.00%, 10/31/2010	6,500,000	6,500,000	6,500,000

Switch & Data Holdings, Inc.	Telecommunications	First lien term loan 9.60%, 3/31/2011	4,208,940	4,205,493	4,198,417

Targus Group International, Inc.	Consumer Products	Second lien term loan 12.86%, 5/22/2013	5,000,000	4,721,833	4,762,500

Terphane Holdings Corp.	Packaging	Senior secured notes 12.50%, 6/15/2009	2,800,000	2,787,708	2,800,000
		Senior secured notes 12.50%, 6/15/2009	2,621,250	2,609,743	2,621,250
		Senior secured notes 15.05%, 6/15/2009	500,000	497,684	500,000

				5,895,135	5,921,250

Transportation Aftermarket Enterprises, Inc.	Automotive	Second lien term loan 12.60%, 6/30/2012	1,025,000	985,055	984,000

USS Mergerco, Inc.	Environmental	Second lien term loan 9.60%, 6/29/2013	5,960,000	5,813,834	5,811,000

X-Rite, Incorporated	Electronics	Second lien term loan 10.35%, 6/30/2013	4,000,000	4,039,137	4,025,000

Sub Total Non-control/Non-affiliated investments				205,187,944	205,938,745

Control investments — 2.2%
GSC CDO III, LLC	Financial Services	100% membership interest		2,583,634	2,583,634

Affiliate investments — 0.2%
GSC Partners CDO GP III, LP	Financial Services	6.24% Partnership interest		239,168	239,168

TOTAL INVESTMENT ASSETS — 177.1%				$208,010,746	$208,761,547

See accompanying notes to consolidated financial statements.

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940.

(b)	Percentages are based on net assets of $117,861,664 as of May 31, 2007.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

For the three months
ended May 31, 2007
(Unaudited)
Operations:
Net operating income before investment gains and losses	$1,957,899
Net realized gain on sale of investments	1,021,068
Net unrealized appreciation on investments	750,801
Unrealized depreciation on derivatives	(50,020)

Net increase in net assets resulting from operations	3,679,748

Shareholder distributions:
Distributions declared	(1,989,932)

Net decrease in net assets resulting from shareholder distributions	(1,989,932)

Capital share transactions:
Issuance of common stock, net	116,301,011

Net increase in net assets resulting from capital share transactions	116,301,011

Total increase in net assets	117,990,827
Net assets at beginning of period	(129,163)

Net assets at end of period	$117,861,664

Net asset value per common share	$14.21

Common shares outstanding at end of period	8,291,384

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Cash Flows

For the three months
ended May 31, 2007
(Unaudited)
Operating activities
Net increase in net assets from operations	$3,679,748
Adjustments to reconcile net increase in net assets from operations to net cash from operating activities:
Net realized gain from investments	(1,021,068)
Net unrealized appreciation on investments	(750,801)
Net accretion of discount on securities	(376,683)
Amortization of deferred financing costs	30,452
Proceeds from sale and redemption of investments	46,987,424
Purchase of investments	(237,980,658)
Changes in operating assets and liabilities:
Cash, securitization accounts	(3,590,672)
Deferred offering costs	808,617
Interest receivable	(4,441,802)
Due from manager	(747,472)
Receivable from open trades	(410,586)
Other assets	(976,132)
Accrued deferred offering costs	(493,117)
Accounts payable and accrued expenses	449,550
Interest and credit facility fees payable	690,312
Management and incentive fees payable	719,856

Net cash used in operating activities	(197,423,032)

Financing activities
Net proceeds from issuance of common stock	100,681,250
Borrowings on debt	114,708,119
Paydowns on debt	(14,500,000)
Credit facility financing cost	(1,202,064)

Net cash provided by financing activities	199,687,305

CHANGE IN CASH AND CASH EQUIVALENTS	2,264,273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,265,303

Supplemental information:
Interest paid during the period	$—
Dividends declared during the period	$1,989,932

Supplemental non-cash information
Issuance of common stock	$15,619,761
Purchase of investments	$15,619,761

See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2007
(Unaudited)
1. Organization and Basis of Presentation
GSC Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. The Company intends to file an election and to qualify to be treated for tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our first taxable year as a corporation. We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds.
We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (individually and collectively with its affiliates, “GSC Group” or the “Manager”), pursuant to an investment advisory and management agreement.
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U. S. generally accepted accounting principles and include the accounts of the Company and its special purpose financing subsidiaries, GSC Investment Funding, LLC and GSC Investment Funding II, LLC. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Interim consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending February 29, 2008.
2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.
Cash, Securitization Accounts
Cash, securitization accounts includes amounts held in designated bank accounts representing payments received on securitized investments or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements.
Investment Classification and Valuation
Classification
The Company classifies it investments in accordance with the requirements of the 1940 Act. Under the 1940, “Control Investments” are defined as investments in companies in which we own more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments or Affiliated Investments.
Valuation
Investments for which market quotations are readily available are valued at such market quotations subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:
•	Each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management;

•	An independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by an independent valuation firm at least annually;

•	The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will respond and supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and determines the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.
Income Recognition
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on bonds.
Paid-in-Kind Interest
The Company includes in income certain amounts that is has not yet received in cash, such as contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We stop accruing PIK if we do not expect the issuer to be able to pay all principal and interest due.
Organizational Expenses
Organizational expenses consist principally of professional fees incurred in connection with the organization of the company and have been expensed as incurred.
Offering Costs
Offering costs consist principally of legal fees incurred by the Company related to the Company’s IPO that was completed on March 28, 2007. These offering costs were charged directly against capital and are limited to $1 million. All offering costs in excess of $1 million will be paid by the Manager. As of

May 31, 2007, the Company incurred approximately $1.4 million relating to offering costs of which the Manager is responsible for approximately $0.4 million.
Deferred Financing Costs
Financing costs incurred in connection with each respective financing facility have been deferred and are being amortized using the straight line method over the life of each respective facility.
Income Taxes
The Company intends to file an election and qualify to be treated for tax purposes as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.
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
We have adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In May 2007, the FASB issued Staff Position, FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our consolidated financial statements.
Dividends
Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for re-investment.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not

“opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
New Accounting Pronouncements
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the consolidated financial statements has not yet been determined.
3. Investments
The composition of our investments as of May 31, 2007, at cost and fair value was as follows:

			Fair Value
		Investments at Fair	Percentage of Total
	Investments at Cost	Value	Portfolio
First lien term loans	$28,001,389	$27,995,728	13.41%
Second lien term loans	89,389,238	89,511,423	42.88%
Senior secured notes	38,489,732	38,669,175	18.52%
Unsecured notes	49,307,585	49,762,419	23.84%
Equity/Limited partnership interest	2,822,802	2,822,802	1.35%

Total	$208,010,746	$208,761,547	100.00%

4. Agreements
On March 21, 2007, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with GSC Group. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our investment adviser is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our investment adviser a management fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.
On May 18, 2007, our board of directors approved an amendment to the Management Agreement providing that the base management fee and incentive fee shall be computed with reference to the fiscal year of the Company rather than the calendar year (in order to align the fee calculation dates with our financial reporting cycle).
The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter. For the current fiscal quarter, the base management fee was calculated based upon the initial value of our total assets after giving effect to the initial asset purchase from CDO Fund III without giving effect to subsequent asset purchases made during the quarter. The base management fee was prorated for the period from March 28, 2007 to May 31, 2007.
The incentive fee consists of the following two parts:
The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter (including interest that is accrued but not yet received in cash), that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.
The second, payable at the end of each fiscal year equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.
For the three months ended May 31, 2007, we incurred $360,488, in base management fees, $155,154 in incentive fees related to pre-incentive fee net investment income and $204,214 incentive fees related to net realized capital gains. As of May 31, 2007, $719,856 was unpaid and included in fees due to Manager in the accompanying consolidated balance sheet.

On March 21, 2007, the Company entered into a separate administration agreement (the “Administration Agreement”) with GSC Group, pursuant to which our administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator.
GSC Group has agreed not to bill the Company for any expenses under the Administration Agreement until the Company’s total assets exceeds $500 million. Therefore, for the three months ended May 31, 2007, we did not accrue or incur any administrative fees and there were no outstanding fees payable to the administrator.
5. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million, which amount may be increased to $130 million subject to certain conditions. The Revolving Facility is secured by collateral that we currently own and the collateral acquired by us with the advances under the Revolving Facility. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of May 31, 2007, there was $74.5 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative Agent, which was fully drawn at closing. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of May 31, 2007, there was $25.7 million outstanding under the Term Facility and the Company continues to be in compliance with all of the limitations and requirements of the Term Facility.
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
For the three months ended May 31, 2007, the interest expense accrued under the Revolving Facility and the Term Facility was $557,126 and $133,187, respectively.
6. Interest Rate Cap Agreements
In April and May 2007, pursuant to the Revolving Facility agreement, the Company entered into two interest rate cap agreements with notional amounts of $34 million and $6 million at costs of $75,000 and $12,000, respectively, with Deutsche Bank AG. The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. The interest rate cap agreements expire in February 2014.
In May 2007, pursuant to the Term Facility agreement, the Company entered into an interest rate cap agreement with a notional amount of $60.9 million at a cost of $44,000 with Deutsche Bank AG. The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. The interest rate cap agreements expire in November 2013.
The total notional amount for all interest rate cap agreements is $100.9 million with a fair value of $80,980 which is recorded in other assets on the Company’s consolidated balance sheet at May 31, 2007. The Company records changes in the fair value of the interest rate cap agreements monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative in the Company’s consolidated statement of operations.
7. Stockholders’ Equity
On March 20, 2007, the Company issued 1,041,317 shares of common stock, priced at $15.00 per share, to GSC Group, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III, GP, LP, collectively valued at $15,619,761.
On March 28, 2007, the Company completed its IPO of 7,250,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of the underwriter’s discount and commissions, were approximately $101.6 million.

8. Earnings per share
The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended May 31, 2007:

Basic and diluted
Net increase in net assets resulting from operations	$3,679,748
Total common shares outstanding	8,291,384
Earnings per common share-basic and diluted	$0.44
9. Dividend
On May 21, 2007, the Company declared a dividend, for the three months ended May 31, 2007, of $0.24 per share for a total of $1,989,932 to shareholders of record as of May 29, 2007 and payable on June 6, 2007.
10. Financial Highlights
The following is a schedule of financial highlights for the three months ended May 31, 2007:

Per share data:

Net asset value at beginning of period	$(0.02)

Issuance of common stock, net	14.03
Net investment income	0.24
Net realized gains on investments	0.12
Net unrealized appreciation on investments	0.08

Net increase in stockholders’ equity	0.44

Distributions declared from net investment income	(0.24)
Distributions from net realized capital gains	0.00

Total distributions to stockholders	(0.24)

Net asset value at end of period	$14.21

Per share market value at end of period	$13.76
Total return based on market value (1)	(6.67%)
Total return based on net asset value (2)	3.14%
Shares outstanding at end of period	8,291,761

Ratio/Supplemental data:
Net assets at end of period	$117,861,664
Ratio of net investment income to average net assets (3)	8.13%
Ratio of operating expenses to average net assets (3)(4)	6.39%
Ratio of incentive management fees to average net assets (3)	1.73%
Ratio of credit facility related expenses to average net assets (3)	3.46%
Ratio of total expenses to average net assets (3) (4)	11.58%

(1)	For the three months ended May 31, 2007, the total return based on market value equals the decrease in market value at May 31, 2007 of $13.76 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, divided by the IPO offering price per share. Total return based on market value is not annualized. Past performance is no guarantee of future results.

(2)	For the three months ended May 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued during the period. Total return based on net asset value is not annualized. Past performance is no guarantee of future results.

(3)	The ratios reflect an annualized amount.

(4)	For the three months ended May 31, 2007, incorporating the expense reimbursement arrangement, the ratio of operating expenses to average net assets is 5.11%, and the ratio of total expenses to average net assets is 10.30%.
11. Related Party Transactions
On March 20, 2007, the Company issued 1,041,317 shares of common stock, priced at $15.00 per share, to GSC Group, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III, GP, LP, collectively valued at $15,619,761. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited to the Company. The Company paid GSC Group $144,000 to acquire the rights to act as collateral manager.
12. Subsequent events
In June, 2007, we made 3 investments in an aggregate principal amount of $8.7 million of which $1.5 million were to a new portfolio company and $7.2 million to existing portfolio companies. Also, 3 investments in an aggregate principal amount of $17.7 million have been exited or redeemed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A of Part II hereof and Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
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
     The forward-looking statements contained in this quarterly report include statements as to:
•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments.
     You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.
Overview
     GSC Investment Corp. is a newly-incorporated Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds. We intend to file an election to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation. We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”) a CDO managed by our investment adviser. We used borrowings under our Facilities (as defined below) to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), another CDO managed by our investment adviser.
     Our portfolio is comprised primarily of investments in first and second lien term loans and mezzanine debt issued by private middle market companies and high yield bonds. We are seeking to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced through a network of relationships with commercial finance companies, commercial and investment banks, and financial sponsors. The capital that we provide is generally used to fund buyouts, acquisitions, growth, recapitalizations and other types of financings. First and second lien loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Mezzanine debt and high yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” We also anticipate making equity investments in private middle market companies. For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.

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
     As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. The amount of our borrowing will depend on our investment adviser’s assessment of market conditions and other factors.
     Revenues
     We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire in portfolio companies. We expect our debt investments, whether in the form of first and second lien leveraged loans, mezzanine debt or high yield bonds, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest payable to be paid-in-kind. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in equity securities, which may, in some cases, include preferred securities that pay dividends on a current basis.
     Additionally, pursuant to an agreement with our investment adviser entered into on October 17, 2006, prior to becoming a BDC, we acquired the right to act as investment adviser to CDO Fund III and collect the management fees related thereto from March 20, 2007 until the liquidation of the CDO Fund III assets. We paid our investment adviser a fair market price of $144,000 for the right to act as investment advisor to CDO Fund III.
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, insurance, fees paid to independent directors and overhead expenses, including, at such time that we have $500 million in total assets, our allocable portion of our administrator’s overhead under the administration agreement. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculating our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business. For a period of 12 months beginning March 23, 2007, we will be reimbursed by the manager for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceed an amount equal to 1.55% of our net assets attributable to common stock.
     Pursuant to the investment advisory and management agreement, we pay our investment adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.
     The base management fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter.
     The incentive fee has two parts, as follows:
     The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter (including interest that is accrued but not yet received in cash), that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.
     The second, payable at the end of each fiscal year, equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.
     On May 18, 2007, our board of directors approved a ministerial amendment to the investment advisory and management agreement providing that the base management fee and incentive fee shall be computed with reference to the fiscal year of the Company rather than the calendar year (in order to align the fee calculation dates with our financial reporting cycle).
     To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of interest rate caps, futures, options and forward contracts. Costs incurred in entering into or settling such contracts will be borne by us.
PORTFOLIO AND INVESTMENT ACTIVITY
     As of May 31, 2007, our portfolio consisted of $208.9 million in aggregate principal amount of investments. As of May 31, 2007, we invested in excess of 5% of total assets in 4 of our 41 investments, but in each case less than 10.3% of our total assets, and our five largest investments represented approximately 36.5% of our total assets. We also anticipate making equity investments in private middle market companies.
     During the three months ended May 31, 2007, we made 99 investments in an aggregate principal amount of 243.1 million of which $112.9 million were to new portfolio companies and $130.2 million to existing portfolio companies. Also during the three months ended May 31, 2007, we had $34.2 million in exits and repayments resulting in net investments of $208.9 million for the period.
     As of May 31, 2007, we had 41 investments in 34 portfolio companies with an average investment size of $5.1 million and a weighted average life of 3.9 years. The overall portfolio composition consisted of 13.4% first lien term loans, 42.9% second lien term loans, 18.5% senior secured notes, 23.8% unsecured notes, and 1.4% equity/limited partnership interests.
     As of May 31, 2007, the weighted average current coupon on our first lien term loans, second lien term loans, senior secured notes and unsecured notes were 9.5%, 11.8%, 11.1% and 11.6% respectively. At May 31, 2007, 45% or $95.0 million of our interest -bearing portfolio is fixed rate debt with a weighted average current coupon of 11.3% and 55% or $113.9 million of our interest-bearing portfolio is floating rate debt with a weighted average current spread of LIBOR plus 5.6%.
     The following table shows the portfolio composition by industry grouping at fair value as of May 31, 2007.

Portfolio composition by industry grouping at fair value as of May 31, 2007

	May 31, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Restaurants	$32,499,331	15.57%
Automotive	23,802,718	11.40%
Manufacturing	19,417,888	9.30%
Apparel	19,019,625	9.11%
Packaging	18,938,499	9.07%
Electronics	15,003,400	7.18%
Consumer Products	10,221,026	4.90%
Homebuilding	10,156,300	4.87%
Healthcare Services	7,542,689	3.61%
Leisure Equipment	7,200,000	3.45%
Consumer Services	6,402,292	3.07%
Oil and Gas	6,200,000	2.97%
Environmental	5,811,000	2.78%
Publishing	5,303,125	2.54%
Agriculture	5,062,500	2.43%
Financial Services	4,847,627	2.32%
Building Products	4,269,678	2.05%
Telecommunications	4,198,417	2.01%
Business Services	1,796,789	0.86%
Natural Resources	1,068,643	0.51%

Total	$208,761,547	100.00%
     The following table shows the portfolio composition by geographic location at fair value as of May 31, 2007. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value as of May 31, 2007

	May 31, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Midwest	$55,158,116	26.42%
West	42,860,353	20.53%
Mid Atlantic	39,073,134	18.72%
Southeast	35,988,470	17.24%
Northeast	28,691,581	13.74%
International	6,989,893	3.35%

Total	$208,761,547	100.00%

Operations
     Investment Income
     Total investment income for the three months ended May 31, 2007 consisted of approximately $3.7 million in interest income from investments, $21,051 in interest income from cash and cash equivalents, $383,562 in fees from managing CDO Fund III and $16,603 in other income. We will not earn fees pertaining to the management of CDO Fund III in future quarters. No interest was paid-in-kind.

     Operating Expenses
     Total operating expenses before manager reimbursement for the three months ended May 31, 2007 consisted of $720,765 in interest and credit facility expense, $542,616 in professional fees, $360,488 in base management fees, $144,000 in costs associated with the acquisition of the management contract, $118,041 in insurance expenses, $359,368 in incentive management fees, $96,090 in director fees, $45,692 in administrative expenses, and $22,868 in organizational expenses. Our professional fees included $225,915 in expenses related to the initial valuation of our portfolio and $110,000 related to the preparation of our first 10-K. We expect portfolio valuation and public filing preparation expenses to be lower in future quarters. The base management fee for the quarter was prorated for the period from March 28th through May 31st and was calculated based upon the initial value of the Company’s total assets after giving effect to the initial assets purchased from CDO Fund III, without giving effect to subsequent asset purchases during the quarter. The base management fee would have been greater had it been calculated based on the average value of our total assets at the beginning and end of the quarter, which will be the case in future quarters, and is not representative of the base management fee we expect to incur in future quarters.
     The Manager has agreed to reimburse the Company for operating expenses to the extent that the total annual operating expenses (other than investment advisory and management fees and interest and credit facility expense) exceeds an amount equal to 1.55% of our net assets attributable to our common stock. For the three months ended May 31, 2007, we recorded $265,766 in expense reimbursement from the Manager based upon our total estimated annual operating expenses.
     Net Realized Gains/Losses on Sales of Investments
     For the three months ended May 31, 2007, the Company had approximately $1.0 million of net realized gains, approximately $982,725 of which was attributable to the repayment of the Strategic Finance Company Senior Notes.
     Net Unrealized Gains/Losses on Investments
     For the three months ended May 31, 2007, the Company’s investments had an increase in net unrealized appreciation of $750,801, primarily due to a $197,245 gain on Network Communications, Inc., a $178,051 gain on Eurofresh, Inc., a $137,514 gain on GFSI, Inc. and a $78,933 gain on New World Restaurant Group.
     Net Unrealized Gains/Losses on Derivatives
     For the three months ended May 31, 2007, the Company recorded unrealized depreciation on derivatives of $50,020 relating to a decline in value of the interest rate caps purchased pursuant to the Facilities.
     Changes in Net Asset Value from Operations
     We recorded a $3.7 million net increase in net assets resulting from operations for the three months ended May 31, 2007. Based on 8,291,384 common shares outstanding as of May 31, 2007, our net per share increase in net assets resulting from operations was $0.44.
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility and the Term Facility (each as defined below), as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $101.7 million.
     On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) pursuant to which we may borrow up to $100 million, which amount may be increased to $130 million subject to certain conditions. Advances under the Revolving Facility were used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III. Future advances under the Revolving Facility may be used to purchase additional investments as they become available. The Revolving Facility is secured by collateral that we currently own and the collateral acquired by us with advances thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable monthly.
     On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. The proceeds of term facility, together with additional advances under our Revolving Facility, were used to purchase $59.3 million in aggregate principal amount of debt investments from CDO Fund I. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly.
     As of May 31, 2007, we have borrowed an aggregate of $100.2 million under the Facilities and have $25.5 million of undrawn commitments remaining. As of May 31, 2007, our asset coverage ratio, as defined in the 1940 Act, was 218%.
     As of May 31, 2007 the fair value of investments and cash and cash equivalents, cash, Facilities accounts, and outstanding borrowings under the Facilities were as follows:

		Percent
	Fair Value	Of Total

Cash and cash equivalents	$2,265,303	1.1%
Cash, Facilities accounts	3,590,672	1.7%
First lien term loans	27,995,728	13.0%
Second lien term loans	89,511,423	41.7%
Senior secured notes	38,669,175	18.0%
Unsecured notes	49,762,419	23.2%
Equity/Limited Partnership Interests	2,822,802	1.3%

Total	$214,617,522	100.0%
Outstanding borrowings	$100,208,119
     On May 21, 2007, our Board of Directors declared a dividend of $0.24 per share payable on June 6, 2007 to common stockholders of record on May 29, 2007. The dividend was for the “stub” fiscal quarter beginning March 28, 2007 (the completion date of our IPO) and ending May 31, 2007.
Off-Balance Sheet Arrangements
     None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Our business activities contain elements of market risk. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Essential to our business is managing these risks. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.
     Interest Rate Risk
     Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility including relative changes in different interest rates, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire loans and securities and the value of our investment portfolio.
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. We expect that a large portion of our future portfolio will be comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of May 31, 2007, we had $100.2 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Facilities, the Company entered into three interest rate cap agreements with notional amounts of $34 million, $6 million and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR.
     We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet as of May 31, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $11,000 to net assets from operations over a one year period.
     Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could magnify or diminish our sensitivity to interest rate changes. Accordingly no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.
     Portfolio Valuation
     We carry our investments at fair value, as determined in good faith by our Board of Directors. Investments for which market quotations are readily available are valued at such market quotations. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board under our valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.
Item 4T. Controls and Procedures
     Evaluation of Controls and Procedures.
     The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
     Changes in Internal Controls.
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries.

Item 1A.	Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 except as follows:
     The lack of liquidity in our investments and recent market volatility may adversely affect our business.
     We will generally make investments in private companies. Substantially all of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of GSC Group has material non-public information regarding such portfolio company. Recent market volatility in the corporate debt markets may adversely affect our investment portfolio in the event that, among other things, such volatility affects demand for loans to middle market companies and other debt securities, reduces the market value of our investments (including our illiquid investments), impairs our ability to sell such investments and impairs our ability to borrow under the Facilities.
     We may experience fluctuations in our quarterly results.

     We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. Recent market volatility in the corporate debt markets may adversely affect our investment portfolio in the event that, among other things, such volatility affects demand for loans to middle market companies and other debt securities, reduces the market value of our investments (including our illiquid investments), impairs our ability to sell such investments and impairs our ability to borrow under our Facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of GSC Investment Corp.

4.1	Registration Rights Agreement dated March 27, 2007 between GSC Investment Corp., GSC CDO III L.L.C., GSCP (NJ) L.P. and the other investors party thereto.

10.1	Investment Advisory and Management Agreement dated March 21, 2007 between GSC Investment LLC and GSCP (NJ) L.P.

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S Bank National Association.

10.3	Administration Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.

10.4	Trademark License Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.

10.5	Portfolio Acquisition Agreement dated March 21, 2007 between GSC Investment Corp. and GSC Partners CDO Fund III, Limited.

10.6	Notification of Fee Reimbursement dated March 21, 2007.

10.7	Assignment and Assumption Agreement dated March 20, 2007 among GSCP (NJ), L.P. and GSC Investment LLC.

10.8	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard T. Allorto, Jr., as Chief Financial Officer of GSC Investment LLC.

10.9	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Peter K. Barker, as director of GSC Investment LLC.

10.10	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as director of GSC Investment LLC.

10.11	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and David L. Goret, as Vice President and Secretary of GSC Investment LLC.

10.12	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as Chairman of the Board of Directors of GSC Investment LLC.

10.13	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as Chief Executive Officer of GSC Investment LLC.

10.14	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Steven M. Looney, as director of GSC Investment LLC.

10.15	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Michael J. Monticciolo, as Chief Compliance Officer of GSC Investment LLC.

10.16	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Charles S. Whitman III, as director of GSC Investment LLC.

10.17	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and G. Cabell Williams, as director of GSC Investment LLC.

10.18	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Daniel I. Castro, Jr., as member of the investment committee of GSCP (NJ), LP.

10.19	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as member of the investment committee of GSCP (NJ), LP.

10.20	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as member of the investment committee of GSCP (NJ), LP.

10.21	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as member of the investment committee of GSCP (NJ), LP.

10.22	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas J. Libassi, as member of the investment committee of GSCP (NJ), LP.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment Corp.
Date: July ____, 2007	By	/s/ Thomas V. Inglesby
Thomas V. Inglesby
Director and Chief Executive Officer, GSC Investment Corp.

By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.