Form 10-Q
period 2007-08-31
GSC INVESTMENT CORP.
filed 2007-10-12
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No.

GSC Investment Corp.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8700615 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     The number of outstanding common shares of the registrant as of October 11, 2007 was 8,291,384.

 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GSC Investment Corp.
Consolidated Balance Sheets

	As of
	August 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
Investments at fair value (amortized cost of $197,817,296 and $0, respectively)
Non-control/non-affiliate investments	$193,822,981	$—
Control investments	344,250	—
Affiliate investments	31,806	—

Total investments at fair value	194,199,037	—
Cash and cash equivalents	2,849,824	1,030
Cash, securitization accounts	4,552,160	—
Interest receivable	3,505,927	—
Due from manager	583,442	—
Other assets	455,109
Deferred financing costs, net	1,128,528	—
Deferred offering costs	—	808,617

Total assets	$207,274,027	$809,647

LIABILITIES

Debt	$85,728,965	$—
Management and incentive fees payable	1,619,467	—
Payable from open trades	4,709,375	—
Accounts payable and accrued expenses	659,747	105,000
Interest and credit facility fees payable	461,817	—
Accrued offering cost	—	760,000
Due to affiliate	—	73,810

Total liabilities	$93,179,371	$938,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 67 common shares issued and outstanding, respectively	829	—
Capital in excess of par value	116,301,182	1,000
Accumulated undistributed net investment income (loss)	9,696	(130,163)
Accumulated net realized gain on sale of investments	1,445,255	—
Net unrealized appreciation on investments and derivatives	(3,662,306)	—

Total stockholders’ equity (deficit)	114,094,656	(129,163)

Total liabilities and stockholders’ equity (deficit)	$207,274,027	$809,647

NET ASSET VALUE PER SHARE	$13.76	n/a

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months	For the six months
	ended August 31, 2007	ended August 31, 2007
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$5,725,983	$9,406,828
Interest from cash and cash equivalents	154,946	175,997
Management fee income	—	383,562
Other income	695	17,298

Total investment income	5,881,624	9,983,685

EXPENSES
Interest and credit facility expenses	1,450,870	2,171,635
Professional fees	321,678	864,294
Base management fees	918,157	1,278,645
Incentive management fees	(18,546)	340,822
Insurance	157,388	275,429
Directors fees	82,750	178,840
Administrative	130,213	175,905
Cost of acquiring management contract	—	144,000
Organizational expense	—	22,868

Expenses before manager reimbursement	3,042,510	5,452,438

Expense reimbursement	(317,676)	(583,442)

Total expenses net of expense reimbursement	2,724,834	4,868,996

NET INVESTMENT INCOME	3,156,790	5,114,689

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on sale of investments	424,187	1,445,255
Net change in unrealized depreciation on investments	(4,369,060)	(3,618,259)
Unrealized appreciation (depreciation) on derivatives	5,973	(44,047)

Net loss on investments	(3,938,900)	(2,217,051)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(782,110)	$2,897,638

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.09)	$0.35

COMMON STOCK OUTSTANDING—BASIC AND DILUTED	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
August 31, 2007
(Unaudited)

Company (a)	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 169.9% (b)
Ainsworth Lumber	Natural Resources	Unsecured notes 7.25%, 10/01/2012	100,000	$75,126	$70,670

Atlantis Plastics Films, Inc.	Packaging	First lien term loan 9.36%, 9/22/2011	6,549,746	6,521,712	6,255,008

Babson CLO LTD	Structured Finance Securities	Other/Structured Finance Securities 8.61%, 1/18/2021	1,500,000	1,140,859	1,140,000

Bankruptcy Management Solutions, Inc.	Financial Services	Second lien term loan 11.76%, 7/31/2013	1,985,000	2,003,634	1,925,450

Blaze Recycling & Metals, LLC	Steel Services	Senior secured notes 10.875%, 07/15/2012	3,500,000	3,492,450	3,460,800

CFF Acquisition LLC	Consumer Services	First lien term loan 9.09%, 7/31/2013	4,816,313	4,816,313	4,816,313

Claire’s Stores, Inc.	Retail	First lien term loan 8.11%, 5/29/2014	2,800,000	2,583,554	2,559,760

Cortz, Inc.	Consumer Services	First lien term loan 9.18%, 11/30/2010	1,489,890	1,489,890	1,489,890

Edgen Murray II, L.P.	Oil and Gas	Second Lien Term loan 11.63%, 5/11/2015	5,000,000	4,835,935	4,775,000

Energy Alloys, LLC	Oil and Gas	Second lien term loan 12.57%, 10/05/2012	6,200,000	6,200,000	6,200,000

EuroFresh Inc.	Agriculture	Unsecured notes 11.50%, 1/15/2013	7,000,000	6,883,049	6,352,500

Gale Force CLO Ltd	Structured Finance Securities	Other/Structured Finance Securities 8.81%, 4/19/2021	4,000,000	2,842,400	2,840,000

GFSI Inc	Apparel	Senior secured notes 11.50%, 6/01/2011	18,925,000	18,884,811	19,019,625

Grant U.S. Holdings LLP	Natural Resources	Second lien term loan 11.86%, 9/20/2013	5,021,920	5,021,721	4,908,927

Group Dekko	Electronics	Second lien term loan 11.76%, 1/20/2012	6,670,000	6,670,000	6,670,000

Hopkins Manufacturing Corporation	Consumer Products	Second lien term loan 12.37%, 1/26/2012	3,250,000	3,245,257	3,185,000

IDI Acquisition Corp.	Healthcare Services	Senior secured notes 10.75%, 12/15/2011	3,800,000	3,551,739	3,496,000

Insight Pharmaceuticals LLC	Consumer Products	First lien term loan 9.61%, 3/31/2011	1,031,364	1,026,703	1,026,207

		First lien term loan 9.99%, 3/31/2012	1,125,262	1,120,068	1,119,636

				$2,146,771	$2,145,843

IPC Systems, Inc.	Electronics	First lien term loan 7.61%, 5/31/2014	50,000	44,500	43,750

Jason Incorporated	Manufacturing	Unsecured notes 13.00%, 11/01/2008	12,000,000	12,000,000	12,000,000

		Unsecured notes 13.00%, 11/01/2008	3,400,000	3,400,000	3,400,000

				$15,400,000	$15,400,000

Legacy Cabinets, Inc.	Building Products	Second lien term loan 12.88%, 8/18/2013	2,400,000	2,352,151	2,232,000

		First lien term loan 9.13%, 8/18/2012	1,881,000	1,854,022	1,749,330

				$4,206,173	$3,981,330

McMillin Companies LLC	Homebuilding	Senior secured notes 9.53%, 4/30/2012	11,000,000	10,201,278	9,570,000

Miller Heiman Acquisition Corp.	Business Services	First lien term loan 9.11%, 4/30/2012	1,792,217	1,792,217	1,792,217

Network Communications, Inc.	Publishing	Unsecured notes 10.75%, 12/01/2013	5,000,000	5,101,270	5,000,000

PRACS Institute, LTD	Healthcare Services	Second lien term loan 13.25%, 4/17/2013	3,000,000	3,000,000	3,000,000

Realogy Corp.	Financial Services	First lien term loan 6.35%, 10/10/2013	21,212	19,727	19,184
		First lien term loan 6.35%, 10/10/2013	78,788	73,297	71,145

				$93,024	$90,329

Redwood Toxicology Laboratory, Inc.	Healthcare Services	First lien term loan 9.32%, 2/27/2012	975,561	968,816	968,244

SILLC Holdings, LLC	Automotive	Second lien term loan 12.25%, 5/24/2011	23,049,210	22,836,620	22,634,324

Sportcraft, LTD	Leisure Equipment	Second lien term loan 13.11%, 3/31/2012	9,000,000	7,279,018	7,200,000

Stone Tower CLO	Structured Finance Securities	Other/Structured Finance Securities 8.93%, 4/17/2021	5,000,000	3,501,613	3,500,000

Stronghaven, Inc.	Packaging	Second lien term loan 11.00%, 10/31/2010	6,500,000	6,500,000	6,500,000

Targus Group International, Inc.	Consumer Products	Second lien term loan 12.86%, 5/22/2013	5,000,000	4,728,918	4,175,000

		Second lien term loan 8.87%, 11/22/2012	1,682,543	1,482,954	1,531,113

				$6,211,872	$5,706,113

Company (a)	Industry	Investment	Principal	Cost	Fair Value
Terphane Holdings Corp.	Packaging	Senior secured notes 12.50%, 6/15/2009	4,850,000	4,855,718	4,607,500

		Senior secured notes 12.50%, 6/15/2009	5,087,250	5,097,318	4,832,888

		Senior secured notes 15.11%, 6/15/2009	500,000	497,970	475,000

				$10,451,006	$9,915,388

Transportation Aftermarket Enterprises, Inc.	Automotive	Second lien term loan 12.61%, 6/30/2012	1,025,000	986,254	984,000

USS Mergerco, Inc.	Environmental	Second lien term loan 9.61%, 6/29/2013	5,960,000	5,818,158	5,364,000

Worldwide Express Operations, LLC	Logistics	First lien term loan 8.11%, 6/30/2013	7,000,000	6,982,743	6,982,500

X-Rite, Incorporated	Electronics	Second lien term loan 10.36%, 6/30/2013	4,000,000	4,037,513	3,880,000

Sub Total Non-control/Non-affiliated investments				197,817,296	193,822,981

Control investments — 0.3% (b)
GSC CDO III, LLC	Financial Services	100% membership interest		-	344,250

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP	Financial Services	6.24% Partnership interest		-	31,806

TOTAL INVESTMENT ASSETS - 170.2% (b)				$197,817,296	$194,199,037

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Ainsworth Lumber, Atlantis Plastics Films, Inc., Babson CLO LTD, Gale Force CLO Ltd, Grant U.S. Holdings LLP, Stone Tower CLO, Terphane Holdings Corp., and X-Rite, Incorporated.

(b)	Percentages are based on net assets of $114,094,656 as of August 31, 2007.
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

For the six months ended
August 31, 2007
(Unaudited)
Operations:
Net operating income before investment gains and losses	$5,114,689
Net realized gain on sale of investments	1,445,255
Net unrealized depreciation on investments	(3,618,259)
Unrealized depreciation on derivatives	(44,047)

Net increase in net assets resulting from operations	2,897,638

Shareholder distributions:
Distributions declared	(4,974,830)

Net decrease in net assets resulting from shareholder distributions	(4,974,830)

Capital share transactions:
Issuance of common stock, net	116,301,011

Net increase in net assets resulting from capital share transactions	116,301,011

Total increase in net assets	114,223,819
Net assets at beginning of period	(129,163)

Net assets at end of period	$114,094,656

Net asset value per common share	$13.76
Common shares outstanding at end of period	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Cash Flows

For the six months
ended August 31, 2007
(Unaudited)
Operating activities
Net increase in net assets from operations	$2,897,638
Adjustments to reconcile net increase in net assets from operations to net cash from operating activities:
Net realized gain from investments	(1,445,255)
Net unrealized depreciation on investments	3,618,259
Net accretion of discount on securities	(517,630)
Paid-in-kind interest income	(72,990)
Amortization of deferred financing costs	97,171
Proceeds from sale and redemption of investments	97,948,986
Purchase of investments	(278,183,636)
Changes in operating assets and liabilities:
Cash, securitization accounts	(4,552,160)
Deferred offering costs	808,617
Interest receivable	(3,432,937)
Due from manager	(657,252)
Other assets	(455,109)
Accrued deferred offering costs	(760,000)
Accounts payable and accrued expenses	554,747
Interest and credit facility fees payable	461,817
Management and incentive fees payable	1,619,467
Payable from open trades	4,709,375

Net cash used in operating activities	(177,360,892)

Financing activities
Net proceeds from issuance of common stock	100,681,250
Borrowings on debt	129,208,119
Paydowns on debt	(43,479,154)
Credit facility financing cost	(1,225,699)
Payments of cash dividends	(4,974,830)

Net cash provided by financing activities	180,209,686

CHANGE IN CASH AND CASH EQUIVALENTS	2,848,794

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,849,824

Supplemental Information:
Interest paid during the period	$1,612,647

Supplemental non-cash information
Issuance of common stock	$15,619,761
Purchase of investments	$15,619,761
See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2007
(Unaudited)
Note 1. Organization and Basis of Presentation
GSC Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. The Company intends to file an election and to qualify to be treated for tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our first taxable year as a corporation. We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds.
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
Note 2. Summary of Significant Accounting Policies
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
Investment Classification and Valuation
Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments or Affiliated Investments.
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
Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.
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
Paid-in-Kind Interest
The Company includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind interest (“PIK”), which represents contractually deferred interest added to the loan balance that is generally due at maturity. We stop accruing PIK if we do not expect the issuer to be able to pay all principal and interest due.
Organizational Expenses
Organizational expenses consist principally of professional fees incurred in connection with the organization of the company and have been expensed as incurred.
Offering Costs
Offering costs consist principally of legal fees incurred by the Company related to the Company’s IPO that was completed on March 28, 2007. These offering costs were charged directly against capital and are limited to $1 million. All offering costs in excess of $1 million will be paid by the Manager. As of August 31, 2007, the Company incurred approximately $1.4 million relating to offering costs of which the Manager has reimbursed the Company approximately $0.4 million.
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
In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.
The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In May 2007, the FASB issued Staff Position, FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our consolidated financial statements.
Dividends
Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in FAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. At this time, the Company is evaluating the implications of SFAS No. 159, and its impact in the consolidated financial statements has not yet been determined.
Note 3. Investments
The composition of our investments as of August 31, 2007, at cost and fair value was as follows:

			Fair Value
	Investments at	Investments at	Percentage of Total
	Cost	Fair Value	Portfolio
First lien term loans	$29,293,563	$28,893,184	14.9%
Second lien term loans	86,998,134	85,164,814	43.9%
Senior secured notes	46,581,282	45,461,813	23.4%
Unsecured notes	27,459,445	26,823,170	13.8%
Other/Structured finance securities	7,484,872	7,480,000	3.8%
Equity/Limited partnership interest	0	376,056	0.2%

Total	$197,817,296	$194,199,037	100.0%
Note 4. Agreements
On March 21, 2007, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with GSC Group. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our investment adviser is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our investment adviser a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.
On May 18, 2007, our board of directors approved a ministerial amendment to the Management Agreement providing that the base management fee and incentive fee shall be computed with reference to the fiscal year of the Company rather than the calendar year in order to align the fee calculation dates with our financial reporting cycle.
The base management fee of 1.75% is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter.
The incentive fee consists of the following two parts:
The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.
The second, payable at the end of each fiscal year equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.
For the three and six months ended August 31, 2007, we incurred approximately $0.9 million, and $1.3 million, respectively, in base management fees, $0.2 million and $0.3 million, respectively, in incentive fees related to pre-incentive fee net investment income, and $(0.2) million and $0, respectively, in incentive management fees related to net realized capital gains. $(0.2) million represents the reversal of prior period incentive management fees related to net capital gains. As of August 31, 2007, approximately $1.6 million was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
On March 21, 2007, the Company entered into a separate administration agreement (the “Administration Agreement”) with GSC Group, pursuant to which GSC Group, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator.
GSC Group has agreed not to charge the Company for any expenses under the Administration Agreement until the Company’s total assets exceeds $500 million. Therefore, for the three and six months ended August 31, 2007, we did not accrue or incur any administrative fees and there were no outstanding fees payable to the administrator.
Note 5. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of August 31, 2007, there was $74.0 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets have been pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of August 31, 2007, there was $11.7 million outstanding under the Term Facility and the Company continues to be in compliance with all of the limitations and requirements of the Term Facility.
Each of the Facilities contain limitations as to how borrowed funds may be used, such as restrictions on geographic and industry concentrations, asset size, payment frequency and status, average life, collateral interests and investment ratings. The Facilities also include certain requirements relating to portfolio performance the violation of which could result in the early amortization of the Facilities, limit further advances (in the case of the Revolving Facility) and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.
For the three and six months ended August 31, 2007, the interest expense accrued under the Revolving Facility was approximately $1.1 million and $1.6 million, respectively, and the interest expense accrued under the Term Facility was $0.3 million and $0.4 million, respectively.
Note 6. Interest Rate Cap Agreements
In April and May 2007, pursuant to the Facilities, the Company entered into three interest rate cap agreements with Deutsche Bank AG with notional amounts of $34 million, $6 million and $60.9 million at costs of $75,000, $12,000, and $44,000, respectively. The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. The $34 million and $6 million interest rate cap agreements expire in February 2014 and the $60.9 million interest rate cap agreement expires in November 2013.
The total notional amount for all interest rate cap agreements is $100.9 million with a fair value of $86,953 which is recorded in other assets on the Company’s consolidated balance sheet at August 31, 2007. The Company records changes in the fair value of the interest rate cap agreements quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivatives in the Company’s consolidated statement of operations.
Note 7. Stockholders’ Equity
On March 20, 2007, the Company issued 1,041,317 shares of common stock, priced at $15.00 per share, to GSC Group, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at approximately $15.6 million.
On March 28, 2007, the Company completed its IPO of 7,250,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of the underwriter’s discount and commissions, were approximately $101.6 million.

Note 8. Earnings per share
The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and six months ended August 31, 2007:

	Three months ended	Six months ended
Basic and diluted	August 31, 2007	August 31, 2007

Net increase (decrease) in net assets resulting from operations	$(782,110)	$2,897,638
Total common shares outstanding	8,291,384	8,291,384
Earnings per common share-basic and diluted	$(0.09)	$0.35
Note 9. Dividend
For the three months ended August 31, 2007, the Company declared a dividend on August 14, 2007 of $0.36 per share for a total of approximately $3.0 million. The record date was August 24, 2007 and the dividend was distributed on August 31, 2007. For the three months ended May 31, 2007, the Company declared a dividend on May 21, 2007 of $0.24 per share for a total of approximately $2.0 million. The record date was May 29, 2007 and the dividend was distributed on June 6, 2007.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the six months ended August 31, 2007:

Per share data:

Net asset value at beginning of period	$(0.02)

Issuance of common stock, net	14.03
Net investment income	0.62
Net realized gains on investments	0.17
Net unrealized depreciation on investments	(0.44)

Net increase in stockholders’ equity	0.35

Distributions declared from net investment income	(0.60)
Distributions from net realized capital gains	0.00

Total distributions to stockholders	(0.60)

Net asset value at end of period	$13.76

Per share market value at end of period	$12.40
Total return based on market value (1)	(13.33%)
Total return based on net asset value (2)	1.02%
Shares outstanding at end of period	8,291,384

Ratio/Supplemental data:
Net assets at end of period	$114,094,656
Ratio of net investment income to average net assets (3)	9.31%
Ratio of operating expenses to average net assets (3) (4)	6.04%
Ratio of incentive management fees to average net assets (3)	0.70%
Ratio of credit facility related expenses to average net assets (3)	4.46%
Ratio of total expenses to average net assets (3) (4)	11.20%

(1)	For the six months ended August 31, 2007, the total return based on market value equals the decrease in market value at August 31, 2007 of $12.40 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 and $0.36 per share for stockholders of record on May 29, 2007 and August 24, 2007, respectively, divided by the IPO offering price per share. Total return based on market value is not annualized.

(2)	For the six months ended August 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 and $0.36 per share for stockholders of record on May 29, 2007 and August 24, 2007, respectively, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued during the period. Total return based on net asset value is not annualized.

(3)	The ratios reflect an annualized amount.

(4)	For the six months ended August 31, 2007, incorporating the expense reimbursement arrangement, the ratio of operating expenses to average net assets is 4.84%, and the ratio of total expenses to average net assets is 10.00%.
Note 11. Related Party Transactions
On March 20, 2007, the Company issued 1,041,317 shares of common stock, priced at $15.00 per share, to GSC Group, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at approximately $15.6 million. Additionally,

GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited to the Company. The Company paid GSC Group approximately $0.1 million to acquire the rights to act as collateral manager.
Note 12. Subsequent events
On September 29, 2007, the Company received cash proceeds of $9.3 million in respect of the repayment, at par plus all accrued interest, of our investment in the Sportcraft Ltd second lien term loan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.
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
     Our portfolio is comprised primarily of investments in first and second lien term loans issued by private middle market companies and high yield bonds. We are seeking to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced through a network of relationships with commercial finance companies, commercial and investment banks, and financial sponsors. The capital that we provide is generally used to fund buyouts, acquisitions, growth, recapitalizations and other types of financings. First and second lien loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” We also anticipate purchasing mezzanine debt and making equity investments in private middle market companies. Mezzanine debt is typically subordinated to leveraged loans and generally unsecured. For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and overhead expenses, including, at such time that we have $500 million in total assets, our allocable portion of our administrator’s overhead under the administration agreement. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculating our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business. For a period of 12 months beginning March 23, 2007, we will be reimbursed by the manager for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceed an amount equal to 1.55% of our net assets attributable to common stock.

     Pursuant to the investment advisory and management agreement, we pay our investment adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.
     The base management fee of 1.75% is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter.
     The incentive fee has two parts, as follows:
     The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.
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
Portfolio and Investment Activity
      During the six months ended August 31, 2007, we made 124 investments in an aggregate principal amount of $286.9 million consisting of $141.8 million to new portfolio companies and $145.1 million to existing portfolio companies. Also during the six months ended August 31, 2007, we had $81.9 million in exits and repayments resulting in net investments of $205.0 million for the period.
     During the three months ended August 31, 2007, we made 25 investments in an aggregate principal amount of $43.8 million consisting of $28.9 million to new portfolio companies and $14.9 million to existing portfolio companies. Also during the three months ended August 31, 2007, we had $47.7 million in exits and repayments resulting in net repayments of $3.9 million for the period.
     At August 31, 2007, we had 46 investments in 38 portfolio companies with a median investment size of $4.2 million and a weighted average life of 4.8 years. The overall portfolio composition consisted of 14.9% first lien term loans, 43.9% second lien term loans, 23.4% senior secured notes, 13.8% unsecured notes, 3.8% structured finance securities and 0.2% equity/limited partnership interests. The weighted average current yield on our first lien term loans, second lien term loans, senior secured notes, unsecured notes and other/structured finance securities were 9.1%, 12.6%, 11.7%, 12.5% and 12.4% respectively. There were no nonperforming or delinquent investments.
     At August 31, 2007, 40.4% or $78.3 million of our interest-bearing portfolio was in fixed rate debt with a weighted average current coupon of 11.9% and 59.6% or $115.5 million of our interest-bearing portfolio was in floating rate debt with a weighted average current spread of LIBOR plus 6.2%.
     The following table shows the portfolio composition by industry grouping at fair value as of August 31, 2007.
Portfolio composition by industry grouping at fair value as of August 31, 2007

	August 31, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Automotive	$23,618,324	12.2%
Packaging	22,670,395	11.6%
Apparel	19,019,625	9.8%
Manufacturing	15,400,000	7.9%
Consumer Products	11,036,956	5.7%
Oil and Gas	10,975,000	5.7%
Electronics	10,593,750	5.5%
Homebuilding	9,570,000	4.9%
Structured Finance Securities	7,480,000	3.9%
Healthcare Services	7,464,244	3.8%
Leisure Equipment	7,200,000	3.7%

	August 31, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Logistics	6,982,500	3.6%
Agriculture	6,352,500	3.3%
Consumer Services	6,306,203	3.2%
Environmental	5,364,000	2.8%
Publishing	5,000,000	2.6%
Natural Resources	4,979,597	2.5%
Building Products	3,981,330	2.1%
Steel Services	3,460,800	1.8%
Retail	2,559,760	1.3%
Financial Services	2,391,836	1.2%
Business Services	1,792,217	0.9%

Total	$194,199,037	100.0%
     The following table shows the portfolio composition by geographic location at fair value as of August 31, 2007. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value as of August 31, 2007

	August 31, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Midwest	$50,628,515	26.1%
Southeast	48,714,398	25.1%
West	34,626,838	17.8%
Mid-Atlantic	32,446,552	16.7%
International	14,894,984	7.7%
Other	7,480,000	3.8%
Northeast	5,407,750	2.8%

Total	$194,199,037	100.00%

Operations
     Investment Income
     For the six months ended August 31, 2007, total investment income consisted of approximately $9.4 million in interest income from investments, $0.2 million in interest income from cash and cash equivalents and other income and $0.4 million in fees from managing CDO Fund III. We accrued only a nominal amount of PIK for the period.
     For the three months ended August 31, 2007, total investment income consisted of approximately $5.7 million in interest income from investments and $0.2 million in interest income from cash and cash equivalents and other income. We accrued only a nominal amount of PIK for the period.
     Operating Expenses
     For the six months ended August 31, 2007 total operating expenses before manager reimbursement consisted of $2.2 million in interest and credit facility expense, $0.9 million in professional fees, $1.3 million in base management fees, $0.3 million in incentive management fees and $0.8 million in other expenses.
     For the three months ended August 31, 2007 total operating expenses before manager reimbursement consisted of $1.5 million in interest and credit facility expense, $0.3 million in professional fees, $0.9 million in base management fees and $0.4 million in other expenses.
     The Manager has agreed to reimburse the Company for operating expenses to the extent that the total annual operating expenses (other than investment advisory and management fees and interest and credit facility expense) exceeds an amount equal to 1.55% of our net assets attributable to our common stock. For the six months ended August 31, 2007, we recorded $0.6 million in expense reimbursement from the Manager based upon our total estimated annual operating expenses. For the three months ended August 31, 2007, we recorded $0.3 million in expense reimbursement.
     Net Realized Gains/Losses on Sales of Investments
     For the six months ended August 31, 2007, the Company had approximately $1.4 million of net realized gains. The most significant realized gain for the period was $1.0 million attributable to the repayment of the Strategic Finance Company Senior Notes.
     For the three months ended August 31, 2007, the Company had approximately $0.4 million of net realized gains.

     Net Unrealized Gains/Losses on Investments
     For the six months ended August 31, 2007, the Company’s investments had an increase in net unrealized depreciation of approximately $3.6 million. The most significant changes in unrealized depreciation for the period were $0.6 million in McMillin Companies LLC senior secured notes, $0.6 million in the Tagus Group International, Inc. second lien term loan, $0.5 million in EuroFresh Inc. senior notes, $0.5 million in Terphane Holdings Corp senior secured notes and $0.5 million in the USS Mergerco, Inc. second lien term loan.
     For the three months ended August 31, 2007, the Company’s investments had an increase in net unrealized depreciation of approximately $4.4 million. The most significant changes in unrealized depreciation for the period were $0.7 million in EuroFresh Inc. senior notes, $0.6 million in McMillin Companies LLC senior secured notes, $0.6 million in the Targus Group International, Inc. second lien term loan, $0.6 million in Terphane Holdings Corp senior secured notes and $0.5 million in the USS Mergerco Inc. second lien term loan.
     Net Unrealized Gains/Losses on Derivatives
     For the six months ended August 31, 2007, the Company recorded unrealized depreciation on derivatives of $44,047 relating to a decrease in value of the interest rate caps purchased pursuant to the Facilities.
     For the three months ended August 31, 2007, the Company recorded unrealized appreciation on derivatives of $5,973 relating to an increase in value of the interest rate caps.
     Changes in Net Asset Value from Operations
     For the six months ended August 31, 2007, we recorded a $2.9 million net increase in net assets resulting from operations. Based on 8,291,384 common shares outstanding as of August 31, 2007, our net per share increase in net assets resulting from operations was $0.35.
     For the three months ended August 31, 2007, we recorded a $0.8 million net decrease in net assets resulting from operations. Based on 8,291,384 common shares outstanding as of August 31, 2007, our net per share decrease in net assets resulting from operations was $0.09.
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
     On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) pursuant to which we may borrow up to $100 million. Advances under the Revolving Facility were used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III. Future advances under the Revolving Facility may be used to purchase additional investments as they become available. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable monthly.
     On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. The proceeds of term facility, together with additional advances under our Revolving Facility, were used to purchase $59.3 million in aggregate principal amount of debt investments from CDO Fund I. A significant percentage of our total assets have been pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly.
     As of August 31, 2007, we have borrowed an aggregate of $85.7 million under the Facilities and have $26 million of undrawn commitments remaining. As of August 31, 2007, our asset coverage ratio, as defined in the 1940 Act, was 233%.
     As of August 31, 2007 the fair value of investments and cash and cash equivalents, cash, Facilities accounts, and outstanding borrowings under the Facilities were as follows:

		Percent
	Fair Value	of Total

Cash and cash equivalents	$2,849,824	1.4%
Cash, Facilities accounts	4,552,160	2.3%
First lien term loans	28,893,184	14.3%
Second lien term loans	85,164,814	42.2%
Senior secured notes	45,461,813	22.6%
Unsecured notes	26,823,170	13.3%
Structured finance securites	7,480,000	3.7%
Equity/limited partnership interests	376,056	0.2%

Total	$201,601,021	100.0%
Outstanding borrowings	$85,728,965
     On August 14, 2007, our Board of Directors declared a dividend of $0.36 per share payable on August 31, 2007 to common stockholders of record on August 24, 2007.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. We expect that a large portion of our future portfolio will be comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of August 31, 2007, we had $85.7 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Facilities, the Company entered into three interest rate cap agreements with notional amounts of $34 million, $6 million and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR.
     We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet as of August 31, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.3 million to net assets from operations over a one year period.
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
     Changes in Internal Controls.
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2007.
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

32.1
Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment CORP.

Date: October 12, 2007	By	/s/ Thomas V. Inglesby

Thomas V. Inglesby
Director and Chief Executive Officer, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.

Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.