Form 10-Q
period 2007-11-30
GSC INVESTMENT CORP.
filed 2008-01-11
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-33376

GSC Investment Corp.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8700615 (I.R.S. Employer Identification Number)
888 Seventh Ave
New York, New York 10019
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
Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The number of outstanding common shares of the registrant as of January 11, 2008 was 8,291,384.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GSC Investment Corp.
Consolidated Balance Sheets

	As of
	November 30, 2007	February 28, 2007
	(Unaudited)
ASSETS
Investments at fair value (amortized cost of $192,970,617 and $0, respectively)
Non-control/non-affiliate investments	$185,301,056	$—
Control investments	406,155	—
Affiliate investments	37,525	—

Total investments at fair value	185,744,736	—
Cash and cash equivalents	3,336,248	1,030
Cash, securitization accounts	5,549,171	—
Cash, restricted	3,104,293	—
Interest receivable	3,973,870	—
Due from manager	885,132	—
Other assets	277,494
Deferred financing costs, net	1,062,995	—
Deferred offering costs	—	808,617

Total assets	$203,933,939	$809,647

LIABILITIES

Debt	$84,375,261	$—
Dividend payable	3,150,726	—
Management and incentive fees payable	1,089,805	—
Payable from open trades	1,940,400	—
Accounts payable and accrued expenses	798,756	105,000
Interest and credit facility fees payable	420,363	—
Due to affiliate	81,568	73,810
Unrealized loss on derivative investment	71,682	—
Accrued offering cost	—	760,000

Total liabilities	$91,928,561	$938,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 67 common shares issued and outstanding, respectively	829	—
Capital in excess of par value	116,301,182	1,000
Accumulated deficit	(70,775)	(130,163)
Accumulated net realized gain on sale of investments	3,120,236	—
Net unrealized depreciation on investments and derivatives	(7,346,094)	—

Total stockholders’ equity (deficit)	112,005,378	(129,163)

Total liabilities and stockholders’ equity	$203,933,939	$809,647

NET ASSET VALUE PER SHARE	$13.51	n/a

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months	For the nine months
	ended November 30, 2007	ended November 30, 2007
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$5,777,855	$15,184,683
Interest from cash and cash equivalents	104,143	280,140
Management fee income	—	383,562
Other income	—	17,298

Total investment income	5,881,998	15,865,683

EXPENSES
Interest and credit facility expenses	1,371,155	3,542,790
Professional fees	345,131	1,209,425
Base management fees	854,750	2,133,395
Incentive management fees	232,744	573,566
Administrator expenses	384,000	384,000
Insurance	155,678	431,107
Directors fees	63,000	241,840
General and administrative	52,887	228,792
Cost of acquiring management contract	—	144,000
Organizational expense	26,674	49,542

Expenses before manager reimbursement	3,486,019	8,938,457

Expense reimbursement	(674,276)	(1,257,718)

Total expenses net of expense reimbursement	2,811,743	7,680,739

NET INVESTMENT INCOME	3,070,255	8,184,944

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on sale of investments	1,674,981	3,120,236
Net unrealized depreciation on investments	(3,607,622)	(7,225,881)
Net unrealized depreciation on derivatives	(76,166)	(120,213)

Net loss on investments	(2,008,807)	(4,225,858)

NET INCREASE IN NET ASSETS FROM OPERATIONS	$1,061,448	$3,959,086

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.48

COMMON STOCK OUTSTANDING—BASIC AND DILUTED	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
November 30, 2007
(Unaudited)

Company (a)	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 165.4% (b)
Ainsworth Lumber (d)	Natural Resources	Unsecured notes 7.25%, 10/01/2012	100,000	$75,995	$59,250

Atlantis Plastics Films, Inc. (c, d)	Packaging	First lien term loan 9.23%, 9/22/2011	6,532,995	6,506,770	6,010,355

Babson CLO LTD (c)	Structured Finance Securities	Other/Structured Finance Securities 8.46%, 1/18/2021	1,500,000	1,143,369	1,162,500

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second lien term loan 11.06%, 7/31/2013	4,950,000	4,914,276	4,752,000

Blaze Recycling & Metals, LLC (d)	Steel Services	Senior secured notes 10.88%, 07/15/2012	2,500,000	2,492,780	2,287,500

Brown Publishing Company (c, d)	Publishing	Second Lien Term 12.52%, 9/19/2014	4,350,000	4,327,417	4,327,380

CFF Acquisition LLC (c, d)	Consumer Services	First lien term loan 8.92%, 7/31/2013	4,481,625	4,481,625	4,481,625

Claire’s Stores, Inc. (d)	Retail	First lien term loan 7.95%, 5/29/2014	2,793,000	2,580,812	2,466,219

Edgen Murray II, L.P. (c, d)	Oil and Gas	Second Lien Term Loan 11.14%, 5/11/2015	4,000,000	3,877,404	3,760,000

Energy Alloys, LLC (c, d)	Oil and Gas	Second lien term loan 11.67%, 10/05/2012	6,200,000	6,200,000	6,200,000

EuroFresh Inc. (d)	Agriculture	Unsecured notes 11.50%, 1/15/2013	7,000,000	6,886,820	4,725,000

Gale Force CLO Ltd (c)	Structured Finance Securities	Other/Structured Finance Securities 8.81%, 4/19/2021	4,000,000	2,849,451	3,020,000

GFSI Inc (c, d)	Apparel	Senior secured notes 10.50%, 6/01/2011	18,925,000	18,887,483	18,735,750

Grant U.S. Holdings LLP (d)	Natural Resources	Second lien term loan 13.25%, 9/20/2013	5,191,706	5,191,498	4,880,204

Group Dekko (c, d)	Electronics	Second lien term loan 11.06%, 1/20/2012	6,670,000	6,670,000	6,670,000

Hopkins Manufacturing Corporation (c, d)	Consumer Products	Second lien term loan 12.69%, 1/26/2012	3,250,000	3,245,525	3,185,000

IDI Acquisition Corp. (c, d)	Healthcare Services	Senior secured notes 10.75%, 12/15/2011	3,800,000	3,563,891	3,458,000

IPC Systems, Inc. (d)	Electronics	First lien term loan 7.45%, 5/31/2014	49,875	44,555	43,890

Jason Incorporated (c, d)	Manufacturing	Unsecured notes 13.00%, 11/01/2008	12,000,000	12,000,000	12,000,000

Jason Incorporated (c, d)	Manufacturing	Unsecured notes 13.00%, 11/01/2008	3,400,000	3,400,000	3,400,000

Katonah Ltd (c)	Structured Finance Securities	Other/Structured Finance Securities 8.58%, 1/25/2019	5,000,000	3,778,772	3,775,000

Legacy Cabinets, Inc. (d)	Building Products	Second lien term loan 12.99%, 8/18/2013	2,400,000	2,353,546	2,160,000

Legacy Cabinets, Inc. (d)	Building Products	First lien term loan 9.00%, 8/18/2012	1,876,250	1,850,658	1,688,625

McMillin Companies LLC (c, d)	Homebuilding	Senior secured notes 9.53%, 4/30/2012	11,000,000	10,235,337	8,415,000

Miller Heiman Acquisition Corp. (c, d)	Business Services	First lien term loan 8.95%, 4/30/2012	1,787,645	1,787,645	1,787,645

Network Communications, Inc. (c, d)	Publishing	Unsecured notes 10.75%, 12/01/2013	5,000,000	5,099,958	5,000,000

PRACS Institute, LTD (c, d)	Healthcare Services	Second lien term loan 11.55%, 4/17/2013	3,000,000	3,000,000	3,000,000

Realogy Corp. (d)	Financial Services	First lien term loan 5.86%, 10/10/2013	21,212	19,729	18,522

Realogy Corp. (d)	Financial Services	First lien term loan 8.24%, 10/10/2013	78,591	73,097	68,877

Redwood Toxicology Laboratory, Inc. (c, d)	Healthcare Services	First lien term loan 8.72%, 2/27/2012	973,097	966,743	965,799

SILLC Holdings, LLC (c, d)	Automotive	Second lien term loan 11.77%, 5/24/2011	23,049,210	22,850,834	22,150,291

Stone Tower CLO (c)	Structured Finance Securities	Other/Structured Finance Securities 8.81%, 4/17/2021	5,000,000	3,510,449	3,875,000

Stronghaven, Inc. (c, d)	Packaging	Second lien term loan 11.00%, 10/31/2010	6,500,000	6,500,000	6,500,000

Targus Group International, Inc. (d)	Consumer Products	Second lien term loan 13.35%, 5/22/2013	5,000,000	4,736,200	4,533,500

Targus Group International, Inc. (d)	Consumer Products	First lien term loan 8.29%, 11/22/2012	2,919,599	2,641,052	2,510,855

Terphane Holdings Corp. (c, d)	Packaging	Senior secured notes 12.50%, 6/15/2009	4,850,000	4,856,257	4,607,500

Terphane Holdings Corp. (c, d)	Packaging	Senior secured notes 12.50%, 6/15/2009	5,087,250	5,097,359	4,832,888

Terphane Holdings Corp. (c, d)	Packaging	Senior secured notes 15.11%, 6/15/2009	500,000	498,253	475,000

Transportation Aftermarket Enterprises, Inc. (c, d)	Automotive	Second lien term loan 12.45%, 6/30/2012	1,025,000	987,684	984,000

USS Mergerco, Inc. (c, d)	Environmental	Second lien term loan 9.45%, 6/29/2013	5,960,000	5,822,514	5,364,000

Worldwide Express Operations, LLC (c, d)	Logistics	First lien term loan 9.69%, 6/30/2013	6,981,333	6,964,859	6,963,881

Company (a)	Industry	Investment	Principal	Cost	Fair Value
Sub Total Non-control/Non-affiliated investments				192,970,617	185,301,056

Control investments — 0.4% (b)
GSC CDO III, LLC (c)	Financial Services	100% membership interest		-	406,155

Affiliate investments — 0.0% (b)
GSC Partners CDO GP III, LP (c)	Financial Services	6.24% Partnership interest		-	37,525

TOTAL INVESTMENT ASSETS - 165.8% (b)				$192,970,617	$185,744,736

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Ainsworth Lumber, Atlantis Plastics Films, Inc., Babson CLO LTD, Gale Force CLO Ltd, Katonah Ltd, Grant U.S. Holdings LLP, Stone Tower CLO, and Terphane Holdings Corp.

(b)	Percentages are based on net assets of $112,005,378 as of November 30, 2007.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility and a term securitized credit facility (see Note 5 to the consolidated financial statements).
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

For the nine months ended
November 30, 2007
(Unaudited)
Operations:
Net operating income before investment gains and losses	$8,184,944
Net realized gain on sale of investments	3,120,236
Net unrealized depreciation on investments	(7,225,881)
Net unrealized depreciation on derivatives	(120,213)

Net increase in net assets from operations	3,959,086

Shareholder distributions:
Distributions declared	(8,125,556)

Net decrease in net assets from shareholder distributions	(8,125,556)

Capital share transactions:
Issuance of common stock, net	116,301,011

Net increase in net assets from capital share transactions	116,301,011

Total increase in net assets	112,134,541
Net assets at beginning of period	(129,163)

Net assets at end of period	$112,005,378

Net asset value per common share	$13.51
Common shares outstanding at end of period	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

For the nine months
ended November 30, 2007
(Unaudited)
Operating activities
Net increase in net assets from operations	$3,959,086
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(191,706)
Net accretion of discount on securities	(663,468)
Amortization of deferred financing costs	162,704
Net realized gain from investments	(3,120,236)
Net unrealized depreciation on investments	7,225,881
Unrealized loss on derivatives	71,682
Proceeds from sale and redemption of investments	117,992,569
Purchase of investments	(291,368,015)
Changes in operating assets and liabilities:
Cash, securitization accounts	(5,549,171)
Cash, restricted	(3,104,293)
Deferred offering costs	808,617
Interest receivable	(3,973,870)
Due from manager	(885,132)
Other assets	(277,494)
Accrued deferred offering costs	(760,000)
Accounts payable and accrued expenses	693,756
Interest and credit facility fees payable	420,363
Due to affiliate	7,758
Management and incentive fees payable	1,089,805
Payable from open trades	1,940,400
Dividend payable	3,150,726

Net cash used in operating activities	(172,370,038)

Financing activities
Net proceeds from issuance of common stock	100,681,250
Borrowings on debt	145,908,119
Paydowns on debt	(61,532,858)
Credit facility financing cost	(1,225,699)
Payments of cash dividends	(8,125,556)

Net cash provided by financing activities	175,705,256

CHANGE IN CASH AND CASH EQUIVALENTS	3,335,218

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,336,248

Supplemental Information:
Interest paid during the period	$2,959,723

Supplemental non-cash information
Issuance of common stock	$15,619,761
Purchase of investments	$15,619,761
See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of November 30, 2007
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
Cash, Restricted
Restricted cash consists of required cash deposits pledged as security pursuant to the Company’s warehouse facility as described in footnote 7 below.
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
We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:
•	Each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management;

•	An independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually;

•	The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will respond and supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and determines the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.
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
Income Recognition
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments. At November 30, 2007, no investments were being accounted for on a non-accrual basis.
Paid-in-Kind Interest
The Company includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind interest (“PIK”), which represents contractually deferred interest added to the loan balance that is generally due at maturity. We stop accruing PIK if we do not expect the issuer to be able to pay all principal and interest when due.
Organizational Expenses
Organizational expenses consist principally of professional fees incurred in connection with the organization of the Company and have been expensed as incurred.
Offering Costs
Offering costs consist principally of legal fees incurred by the Company related to the Company’s IPO that was completed on March 28, 2007. These offering costs were charged directly against capital and are limited to $1 million. All offering costs in excess of $1 million will be paid by the Manager. As of November 30, 2007, the Company incurred approximately $1.4 million relating to offering costs of which the Manager has reimbursed the Company approximately $0.4 million.
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
Note 3. Investments
The composition of our investments as of November 30, 2007, at cost and fair value was as follows:

			Fair Value
	Investments at	Investments at	Percentage of Total
	Cost	Fair Value	Portfolio
First lien term loans	$27,917,545	$27,006,293	14.54%
Second lien term loans	80,676,898	78,466,375	42.24%
Senior secured notes	45,631,360	42,811,638	23.05%
Unsecured notes	27,462,773	25,184,250	13.56%
Other/structured finance securities	11,282,041	11,832,500	6.37%
Equity/limited partnership interest	0	443,680	0.24%

Total	$192,970,617	$185,744,736	100.0%
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
For the three and nine months ended November 30, 2007, we incurred approximately $0.9 million, and $2.1 million, respectively, in base management fees and $0.2 million and $0.6 million, respectively, in incentive fees related to pre-incentive fee net investment income. For the three and nine months ended November 30, 2007, we incurred no incentive management fees related to net realized capital gains. As of November 30, 2007, approximately $1.1 million was unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
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
For the three and nine months ended November 30, 2007, we accrued $0.4 million of administrator expenses pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three and nine months ending November 30, 2007, we have recorded an offsetting $0.4 million in expense reimbursement in the accompanying consolidated statement of operations.
Note 5. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of November 30, 2007, there was $78.1 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets have been pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of November 30, 2007, there was $6.3 million outstanding under the Term Facility and the Company continues to be in compliance with all of the limitations and requirements of the Term Facility.
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
For the three and nine months ended November 30, 2007, the interest expense accrued under the Revolving Facility was approximately $1.2 million and $2.8 million, respectively, and the interest expense accrued under the Term Facility was $0.1 million and $0.6 million, respectively.
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
The total notional amount for all interest rate cap agreements is $100.9 million with a fair value of $82,469, which is recorded in other assets on the Company’s consolidated balance sheet at November 30, 2007. The Company records changes in the fair value of the interest rate cap agreements quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivatives in the Company’s consolidated statement of operations.
Note 7. Warehouse Agreement — Off Balance Sheet Agreement
On November 2, 2007, the Company engaged an investment bank to structure and raise a collateralized loan obligations fund (“CLO Fund”) in which the Company will be the portfolio manager and sole equity investor. Simultaneously, the Company entered into a warehouse agreement with an affiliate of the investment bank (the “Warehouse Provider”) under which the Warehouse Provider agreed to purchase assets identified by the Company for resale to the CLO Fund on the CLO Fund closing date. As a condition of the warehouse financing, the Company agreed to pledge collateral to the Warehouse Provider in an amount equal to 15% of the purchase price of the warehoused assets up to $30 million to cover realized losses (if any) on the portfolio prior to the sale of the portfolio to the CLO Fund. Such losses could arise from individual loan investments being ineligible for purchase by the CLO Fund or if the portfolio is liquidated at market prices because the CLO Fund does not close prior to the termination date of the warehouse. If the CLO Fund closes, eligible warehouse assets will be sold to the CLO Fund at the same purchase price paid by the Warehouse Provider, plus accrued interest. The Company is entitled to receive all interest income and realized gains from the warehoused assets, less expenses, including financing charges paid to the warehouse provider, and realized losses.
Note 8. Stockholders’ Equity
On March 20, 2007, the Company issued 1,041,317 shares of common stock, priced at $15.00 per share, to GSC Group, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at approximately $15.6 million.
On March 28, 2007, the Company completed its IPO of 7,250,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of the underwriter’s discount, commissions, and offering costs, were approximately $100.7 million.
Note 9. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended November 30, 2007:

	Three months ended	Nine months ended
Basic and diluted	November 30, 2007	November 30, 2007
Net increase in net assets from operations	$1,061,448	$3,959,086
Total common shares outstanding	8,291,384	8,291,384
Earnings per common share-basic and diluted	$0.13	$0.48
Note 10. Dividend
For the three months ended November 30, 2007, the Company declared a dividend on November 15, 2007, of $0.38 per share for a total of approximately $3.2 million. The record date was November 30, 2007, and the dividend was distributed on December 3, 2007. For the three months ended August 31, 2007, the Company declared a dividend on August 14, 2007, of $0.36 per share for a total of approximately $3.0 million. The record date was August 24, 2007, and the dividend was distributed on August 31, 2007. For the three months ended May 31, 2007, the Company declared a dividend on May 21, 2007, of $0.24 per share for a total of approximately $2.0 million. The record date was May 29, 2007, and the dividend was distributed on June 6, 2007.
Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended November 30, 2007:

Per share data:

Net asset value at beginning of period (Commencement of operations, March 28, 2007)	$14.13

Net investment income	0.99
Net realized gains on investments	0.38
Net unrealized depreciation on investments	(0.89)

Net increase in stockholders’ equity	0.48

Distributions declared from net investment income	(0.98)
Distributions declared from net realized capital gains	0.00

Total distributions to stockholders	(0.98)

Offering cost per share	(0.12)
Net asset value at end of period	$13.51

Per share market value at end of period	$11.05
Total return based on market value (1)	(19.80)%
Total return based on net asset value (2)	1.03%
Shares outstanding at end of period	8,291,384

Ratio/Supplemental data:
Net assets at end of period	$112,005,378
Ratio of net investment income to average net assets (3)	8.93%
Ratio of operating expenses to average net assets (3) (4)	6.22%
Ratio of incentive management fees to average net assets (3)	0.74%
Ratio of credit facility related expenses to average net assets (3)	4.57%
Ratio of total expenses to average net assets (3) (4)	11.53%

(1)	For the nine months ended November 30, 2007, the total return based on market value equals the decrease in market value at November 30, 2007, of $3.95 per share over the IPO offering price per share at March 23, 2007, of $15.00, plus the declared dividends of $0.24, $0.36 and $0.38 per share for stockholders of record on May 29, 2007, August 24, 2007, and November 30, 2007, respectively, divided by the IPO offering price per share. Total return based on market value is not annualized.

(2)	For the nine months ended November 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.24, $0.36 and $0.38 per share for stockholders of record on May 29, 2007, August 24, 2007, and November 30, 2007, respectively, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued during the period. Total return based on net asset value is not annualized.

(3)	The ratios reflect an annualized amount.

(4)	For the nine months ended November 30, 2007, incorporating the expense reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 10.6%, 4.6% and 9.9%, respectively.
Note 12. Related Party Transactions
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
Note 13. Subsequent Events
In December 2007, the Company consolidated its Facilities by using the proceeds of a draw under the Revolving Facility to repay and terminate the Term Facility and transferring all assets in GSC Funding II to GSC Funding. The Company’s aggregate indebtedness and cost of funding were unchanged as a result of this consolidation. The remaining $0.3 million balance of unamortized deferred financing cost relating to the Term Facility have been expensed. These expenses are non-cash expenses and are non-recurring.
On December 28, 2007, the Company declared a special dividend of $0.18 per share payable on January 28, 2008 to shareholders of record on January 18, 2008. This special dividend is a partial distribution of realized capital gain net income earned from the commencement of the Company’s operations to October 31, 2007.
On December 28, 2007, the Company received cash proceeds of $3.5 million in respect of a 30% partial repayment, at par plus all accrued interest, of our investment in the McMillin Companies LLC senior secured notes; this repayment resulted in a realized gain of $0.8 million with respect to the repaid portion of the investment.
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
Overview
     GSC Investment Corp. is a newly-incorporated Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds. We intend to file an election to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation. We commenced operations on March 23, 2007, and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”) a collateralized debt obligation (“CDO”) fund managed by our investment adviser. We used borrowings under our Facilities (as defined below) to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), another CDO managed by our investment adviser.
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
     While our primary focus is to generate both current income and capital appreciation through investments in debt and equity securities of private middle market companies and high-yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including collateralized loan obligations (“CLO”) holding debt, equity or synthetic securities. As part of this 30%, we may also invest in debt of private middle market companies located outside the United States. Given our primary investment focus on first and second lien loans and mezzanine debt in private companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to: organization; calculating our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business. Our administrator has agreed not to be reimbursed under the administration agreement for its expenses until the Company’s total assets exceed $500 million. Additionally, the payments required to be made to the administrator will be capped such that the amounts payable to the administrator, together with all of our other operating expenses, will not exceed an amount representing 1.5% per annum of our net assets attributable to our common stock. For a period of 12 months beginning March 23, 2007, we will be reimbursed by the manager for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceed an amount equal to 1.55% of our net assets attributable to common stock.
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
Portfolio and Investment Activity
     During the nine months ended November 30, 2007, we made 131 investments in an aggregate principal amount of $301.5 million consisting of $151.2 million to new portfolio companies and $150.3 million to existing portfolio companies. Also during the nine months ended November 30, 2007, we had $101.8 million in exits and repayments resulting in net investments of $199.7 million for the period.
     During the three months ended November 30, 2007, we made 7 investments in an aggregate principal amount of $14.6 million consisting of $9.4 million to new portfolio companies and $5.2 million to existing portfolio companies. Also during the three months ended November 30, 2007, we had $20.0 million in exits and repayments resulting in net repayments of $5.4 million for the period.
     At November 30, 2007, we had 43 investments in 36 portfolio companies with a median investment size of $4.3 million and a weighted average life of 4.7 years. The median investment in each portfolio company is $5.2 million. The overall portfolio composition consisted of 14.5% first lien term loans, 42.2% second lien term loans, 23.1% senior secured notes, 13.6% unsecured notes, 6.4% structured finance securities and 0.2% equity/limited partnership interests. The weighted average current yield on our first lien term loans, second lien term loans, senior secured notes, unsecured notes and other/structured finance securities were 9.5%, 12.2%, 11.8%, 13.3% and 11.4% respectively.
     There were no nonperforming or delinquent investments during the three and nine months ended November 30, 2007 and, at November 30, 2007, no investments were being accounted for on a non-accrual basis. As of the filing date hereof, IDI Acquisition Corp. is delinquent with respect to the payment of the scheduled December 15, 2007 coupon on its senior secured notes, of which we own approximately $3.8 million in aggregate principal amount. The delinquency, if not cured, will constitute an event of default on January 16, 2008.
     At November 30, 2007, 40.0% or $74.0 million of our interest-bearing portfolio was in fixed rate debt with a weighted average current coupon of 12.2% and 60.0% or $111.3 million of our interest-bearing portfolio was in floating rate debt with a weighted average current spread of LIBOR plus 6.3%.
     The following table shows the portfolio composition by industry grouping at fair value as of November 30, 2007.
     Portfolio composition by industry grouping at fair value as of November 30, 2007

	November 30, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Automotive	$23,134,292	12.5%
Packaging	22,425,743	12.1%
Apparel	18,735,750	10.1%
Manufacturing	15,400,000	8.3%
Structured Finance Securities	11,832,500	6.4%
Consumer Products	10,229,355	5.5%
Oil and Gas	9,960,000	5.4%
Publishing	9,327,380	5.0%
Homebuilding	8,415,000	4.5%
Healthcare Services	7,423,799	4.0%
Logistics	6,963,880	3.7%
Electronics	6,713,890	3.6%
Environmental	5,364,000	2.9%
Financial Services	5,283,079	2.8%
Natural Resources	4,939,454	2.7%
Agriculture	4,725,000	2.5%
Consumer Services	4,481,625	2.4%
Building Products	3,848,625	2.1%
Retail	2,466,219	1.3%
Steel Services	2,287,500	1.2%
Business Services	1,787,645	1.0%

Total	$185,744,736	100.0%
     The following table shows the portfolio composition by geographic location at fair value as of November 30, 2007. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

     Portfolio composition by geographic location at fair value as of November 30, 2007

	November 30, 2007
	Investments at	Percentage of
	Fair Value	Total Portfolio
Midwest	$49,302,130	26.5%
Southeast	46,036,580	24.8%
West	35,629,424	19.2%
Mid-Atlantic	22,681,370	12.2%
International	14,854,842	8.0%
Other	11,832,500	6.4%
Northeast	5,407,890	2.9%

Total	$185,744,736	100.00%

Operations
     Investment Income
     For the nine months ended November 30, 2007, total investment income consisted of approximately $15.2 million in interest income from investments, $0.3 million in interest income from cash and cash equivalents and other income and $0.4 million in fees from managing CDO Fund III. Total PIK income for the period was $0.2 million.
     For the three months ended November 30, 2007, total investment income consisted of approximately $5.8 million in interest income from investments and $0.1 million in interest income from cash and cash equivalents and other income. Total PIK income for the period was $0.2 million.
     Operating Expenses
     For the nine months ended November 30, 2007, total operating expenses before manager reimbursement consisted of $3.5 million in interest and credit facility expense, $1.2 million in professional fees, $2.1 million in base management fees, $0.6 million in incentive management fees, $0.4 million in administrator expenses, $0.4 million in insurance expenses, $0.2 million in directors fees, $0.2 in general and administrative expenses, and $0.2 million in other expenses.
     For the three months ended November 30, 2007, total operating expenses before manager reimbursement consisted of $1.4 million in interest and credit facility expense, $0.3 million in professional fees, $0.9 million in base management fees, $0.4 million in administrator expenses, and $0.5 million in other expenses.
     Our administrator has agreed not to be reimbursed for its administrator expenses until the Company’s total assets exceed $500 million. Additionally, under the administration agreement, the payment required to be made to the administrator will be capped such that the amounts payable to the administrator, together with all of our other operating expenses, will not exceed an amount representing 1.5% per annum of our net assets attributable to our common stock. In addition, the Manager has agreed to reimburse the Company for operating expenses to the extent that the total annual operating expenses (other than investment advisory and management fees and interest and credit facility expense) exceeds an amount equal to 1.55% of our net assets attributable to our common stock. For the three and nine months ended November 30, 2007, we recorded $0.7 million and $1.3 million, respectively, in expense reimbursement from the administrator and Manager based upon our total estimated annual operating expenses.
     Net Realized Gains/Losses on Sales of Investments
     For the nine months ended November 30, 2007, the Company had approximately $3.1 million of net realized gains. The most significant realized gains for the period were $1.0 million and $1.7 million attributable to the repayment of the Strategic Finance Company Senior Notes and the repayment of the Sportcraft, LTD second lien term loans, respectively.
     For the three months ended November 30, 2007, the Company had approximately $1.7 million of net realized gains, primarily attributable to the repayment of the Sportcraft, LTD second lien term loan.
     Net Unrealized Appreciation/Depreciation on Investments
     For the nine months ended November 30, 2007, the Company’s investments had an increase in net unrealized depreciation of approximately $7.2 million. The most significant changes in unrealized depreciation for the period were $2.2 million in EuroFresh Inc. senior notes, $1.8 million in McMillin Companies LLC senior secured notes, $0.7 million in the SILLC Holdings, LLC second lien term loan, $0.5 million in Terphane Holdings Corp senior secured notes, $0.5 million in USS Mergerco, Inc. second lien term loan, and $0.5 million in Atlantis Plastics Films, Inc. first lien term loan, offset by the unrealized appreciation of $0.4 million in Stone Tower CLO.
     For the three months ended November 30, 2007, the Company’s investments had an increase in net unrealized depreciation of approximately $3.6 million. The most significant changes in unrealized depreciation for the period were $1.6 million in EuroFresh Inc. senior notes, $1.2 million in McMillin

Companies LLC senior secured notes, and $0.5 million in the SILLC Holdings, LLC second lien term loan, offset by unrealized appreciation of $0.4 million in Stone Tower CLO.
     On December 28, 2007, the Company received cash proceeds of $3.5 million in respect of a 30% partial repayment, at par plus all accrued interest, of our investment in the McMillin Companies LLC senior secured notes; this repayment resulted in a realized gain of $0.8 million with respect to the repaid portion of the investment.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the nine months ended November 30, 2007, the Company recorded unrealized depreciation on derivatives of $120,213, consisting of $48,531 relating to a decrease in value of the interest rate caps purchased pursuant to the Facilities and $71,682 relating to a decrease in value of the warehouse facility.
     For the three months ended November 30, 2007, the Company recorded unrealized depreciation on derivatives of $76,166, consisting of $4,484 relating to a decrease in value of the interest rate caps purchased pursuant to the Facilities and $71,682 relating to a decrease in value of the warehouse facility.
     Changes in Net Asset Value from Operations
     For the nine months ended November 30, 2007, we recorded a $4.0 million net increase in net assets resulting from operations. Based on 8,291,384 common shares outstanding as of November 30, 2007, our net per share increase in net assets resulting from operations was $0.48.
     For the three months ended November 30, 2007, we recorded a $1.1 million net increase in net assets resulting from operations. Based on 8,291,384 common shares outstanding as of November 30, 2007, our net per share decrease in net assets resulting from operations was $0.13.
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility and the Term Facility (each as defined below), as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.
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
     As of November 30, 2007, we have borrowed an aggregate of $84.4 million under the Facilities and have $15.6 million of undrawn commitments remaining. As of November 30, 2007, our asset coverage ratio, as defined in the 1940 Act, was 233%.
     In December 2007, we consolidated the Facilities by using the proceeds of a draw under the Revolving Facility to repay and terminate the Term Facility and pledging under the Revolving Facility all assets formerly pledged under the Term Facility. By consolidating the Facilities we increased our overall borrowing capacity without increasing either our aggregate indebtedness or cost of funding. As a result of this consolidation, we incurred a non-cash charge of $0.3 million, representing the write down of the non-amortized structuring expense of the Term Facility.
     As of November 30, 2007 the fair value of investments and cash and cash equivalents, cash, facilities accounts, and outstanding borrowings under the Facilities were as follows:

		Percent
	Fair Value	of Total

Cash and cash equivalents	$3,336,248	1.7%
Cash, facilities accounts	5,549,171	2.8%
Cash, restricted	3,104,293	1.6%
First lien term loans	27,006,293	13.6%
Second lien term loans	78,466,375	39.7%
Senior secured notes	42,811,638	21.7%
Unsecured notes	25,184,250	12.7%

		Percent
	Fair Value	of Total

Structured finance securities	11,832,500	6.0%
Equity/limited partnership interests	443,680	0.2%

Total	$197,734,448	100.0%
Outstanding borrowings	$84,375,261
     On November 15, 2007, our Board of Directors declared a dividend of $0.38 per share payable on December 3, 2007 to common stockholders of record on November 30, 2007.
Off-Balance Sheet Arrangements
     On November 2, 2007, we engaged an investment bank to structure and raise a collateralized loan obligations fund (“CLO Fund”) in which we will be the portfolio manager and sole equity investor. Simultaneously, we entered into a warehouse agreement with an affiliate of the investment bank (the “Warehouse Provider”) under which the Warehouse Provider agreed to purchase assets identified by us for resale to the CLO Fund on the CLO Fund closing date. As a condition of the warehouse financing, we agreed to pledge collateral to the Warehouse Provider in an amount equal to 15% of the purchase price of the warehoused assets up to $30 million to cover realized losses (if any) on the portfolio prior to the sale of the portfolio to the CLO Fund. Such losses could arise from individual loan investments being ineligible for purchase by the CLO Fund or if the portfolio is liquidated at market prices because the CLO Fund does not close prior to the termination date of the warehouse. If the CLO Fund closes, eligible warehouse assets will be sold to the CLO Fund at the same purchase price paid by the Warehouse Provider, plus accrued interest. We are entitled to receive all interest income and realized gains from the warehoused assets less expenses, including financing charges paid to the Warehouse Provider, and realized losses.
     As of November 30, 2007, we pledged collateral in an amount of $3.1 million against the settled purchase of $21.6 million aggregate principal amount of assets with an aggregate purchase price of $20.7 million. The collateral amount represents 1.7% of our total investments at fair value as of November 30, 2007. As of November 30, 2007, the aggregate principal amount (settled and unsettled) of assets in the warehouse was $143.1 million, and the aggregate purchase price thereof was $137.8 million. The fair value of such assets as of November 30, 2007 was $137.7 million. Unrealized depreciation in the warehouse as of November 30, 2007 equaled $86,343 and the aggregate amount of net interest income less accrued expenses was $14,661. As of and for the three months ended November 30, 2007, we recorded an unrealized loss in our interest in the warehouse facility of $71,682.
     The CLO Fund priced on December 21, 2007 and is expected to close in late January 2008.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. We expect that a large portion of our future portfolio will be comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of November 30, 2007, we had $84.4 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Facilities, the Company entered into three interest rate cap agreements with notional amounts of $34 million, $6 million and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR.
     We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that our balance sheet as of November 30, 2007 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to net assets from operations over a one year period.
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
     Changes in Internal Controls.
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2007. In addition, our activities during the quarter have raised the following additional risks that you should consider:
     Changes to our joint transaction policy allows transactions that may result in conflicts of interests with our Manager
     At their October 29, 2007 meeting, our board of directors modified our joint transaction policy to permit us to make secondary market purchases of debt securities of issuers in which other funds advised by our Manager currently invest, so long as no such fund singly, and all such funds collectively, own no more than 7.5% and 15%, respectively, of any other class or tranche of such issuer. Such investments could raise conflicts of interest if, for example,
•	such an issuer becomes distressed and the relative size of investments by us and such other funds varies significantly;

•	such an issuer is subject to a workout (because, for example, a debt holder may be better served by a liquidation of the issuer in which it will be paid in full, whereas an equity holder might prefer a reorganization that could create value for the equity holder); or

•	our position is contrary to a position held by such other fund ( for example, we hold a longer term investment in an issuer and, at the same time, such other fund holds a short term position in the issuer).
Investors are advised to review the risks factors set forth under the heading “Risks related to our business — There are conflicts of interest in our relationship with our investment adviser and/or GSC Group, which could result in decisions that are not in the best interests of our stockholders” in Part I, Item IA in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 for a discussion of conflicts of interest.
     Our interest in the CLO Fund warehouse is a leveraged investment
     Our interest in the CLO Fund warehouse is a leveraged investment in the underlying portfolio. If the CLO Fund does not close, losses in the CLO Fund warehouse will be paid first from any net income earned by the warehouse and second from the capital we have pledged as collateral. Similarly, if any assets in the CLO Fund warehouse are ineligible for sale to the CLO Fund on the CLO Fund closing date, losses in respect of such assets will be paid first from any net income and second from our pledged capital. Utilization of leverage is a speculative investment technique that generally magnifies the opportunities for gain as well as the risks of loss. Changes in the value of our interest in the CLO Fund warehouse are accordingly anticipated to be greater than the change in the value or payment performance of the underlying portfolio, which itself is subject to credit, liquidity and interest rate risk. In addition, our collateral will cover the cost of the warehouse financing to the extent proceeds received from the portfolio are insufficient.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On January 7, 2008, the Audit Committee authorized Ernst & Young LLP to perform non-audit services consisting of certain agreed-upon-procedures for CDO funds managed by the Company or GSCP (NJ), L.P., the Company’s investment advisor.
     On January 10, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control.
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

GSC Investment CORP.
Date: January 11, 2008	By	/s/ Thomas V. Inglesby
Thomas V. Inglesby
Director and Chief Executive Officer, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.