Form 10-K
period 2008-02-29
GSC INVESTMENT CORP.
filed 2008-05-23
CIK 1377936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2007 was approximately $87.5 million based upon a closing price of $12.40 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of May 23, 2008 was 8,291,384.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to held on July 8, 2008, are incorporated by reference into Part III of this Report

NOTE ABOUT REFERENCES TO GSC INVESTMENT CORP.

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to GSC Investment Corp., its subsidiaries and related companies, unless the context otherwise requires.

NOTE ABOUT	TRADEMARKS

We have entered into a license agreement with GSC Group, pursuant to which GSC Group grants us a non-exclusive, royalty-free license to use the “GSC” name and logo.

NOTE ABOUT	FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 1A “Risk Factors” and Part I, Item 1“Business” and elsewhere in this annual report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Any forward-looking statements contained in this annual report do not have the benefit of the safe harbor for forward-looking statements pursuant to Section 27A of the Securities Act of 1933.

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

The forward-looking statements contained in this annual report involve risks and uncertainties, including the risks listed under Part I, Item 1A “Risk Factors” herein as well as the statements as to:

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

i

ii

PART I

Item 1.	Business

General

GSC Investment Corp. is a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company is the successor by merger to GSC Investment, LLC (the “LLC”), a Maryland limited liability company that had elected to be regulated as a BDC, which was merged into the Company concurrently with the Company’s incorporation on March 21, 2007. As a result of the merger, each outstanding common share of the LLC was converted into an equivalent number of shares of the Company’s common stock. As of February 28, 2007, the Company (including its predecessors) had not commenced operations or investment activities.

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds. We intend to file an election to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation. We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (together with certain of its affiliates, “GSC Group”).

We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized debt obligation (“CDO”) fund managed by our investment adviser. We used borrowings under our Facilities (as defined below) to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), another CDO managed by our investment adviser. As of February 29, 2008, our portfolio consisted of $172.8 million of investments in 38 portfolio companies.

Our portfolio is comprised primarily of investments in first and second lien term loans issued by private middle market companies and high yield bonds. We are seeking to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial finance companies, commercial and investment banks, and financial sponsors. The loans and bonds that we purchase are generally used to fund buyouts, acquisitions, growth, recapitalizations and other types of financings. First and second lien loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. These loans also have the benefit of security interests in the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” We also anticipate purchasing mezzanine debt and making equity investments in private middle market companies. Mezzanine debt is typically unsecured and subordinate to senior debt of the portfolio company. For purposes of this annual report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.

While our primary focus is to generate both current income and capital appreciation through investments in debt and equity securities of private middle market companies and high-yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including collateralized loan obligation (“CLO”) funds. As part of this 30%, we may also invest in the debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien loans issued by private middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise and that we believe offer attractive yields and/or the potential for capital appreciation.

As a BDC, we must satisfy certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The amount of our borrowing will depend on our investment adviser’s assessment of market conditions and other factors.

Investments

As of February 29, 2008, our portfolio consisted of $172.8 million in investments. We are seeking to create a diversified portfolio that includes first and second lien loans, mezzanine debt and high-yield bonds by investing up to 5% of our total investments in each portfolio company, although the investment sizes may be more or less than the targeted range. As of February 29, 2008, we invested in excess of 5% of our total investments in 4 of the 38 portfolio companies, but in each case less than 16.7% of our total investments, and our five largest portfolio company exposures represented approximately 47.3% of our total investments. We also anticipate making equity investments in private middle market companies.

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

High yield bonds

High yield bonds are divided into senior secured bonds and unsecured bonds. Senior secured bonds are secured by a perfected security interest on all or substantially all of the assets of the borrower, but which may be contractually subordinated to liens on certain assets of the borrower. In addition, senior secured bonds may have a pledge of the capital stock of the borrower. Senior secured bonds offer either floating rate or fixed rate interest payments and generally have a stated maturity of five to eight years and do not have fixed amortization schedules. Senior secured bonds generally have less restrictive financial and negative covenants than those that govern first lien and second lien loans.

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, structured finance vehicles, including collateralized loan obligation (“CLO”) funds and debt of middle market companies located outside the United States. In January 2008, we purchased for $30 million all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. As of February 29, 2008, the GSCIC CLO portfolio consisted of $372.9 million in aggregate principal amount of investments in 105 obligors with an average obligor exposure of $2.9 million and $40.3 million in uninvested cash. The weighted average maturity of the portfolio is 5.7 years. Although we will consider CLO investment opportunities as they arise, we do not plan on managing or purchasing the entire subordinated note tranche (or its equivalent) of any other CLOs in the near future.

Prospective portfolio company characteristics

Our investment adviser, GSC Group, utilizes the investment philosophy of its U.S. corporate debt group in identifying and selecting portfolio company investments. Our portfolio companies generally have one or more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well constructed balance sheets, including an established tangible liquidation value;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

Investment selection

In managing us, GSC Group employs the same investment philosophy and portfolio management methodologies used by its U.S. corporate debt group. Through this investment selection process, based on quantitative and qualitative analysis, GSC Group seeks to identify issuers with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Our adviser’s investment process emphasizes the following:

•	bottoms-up, company-specific research and analysis;

•	capital preservation, low volatility and minimization of downside risk; and

•	investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our adviser’s investment process generally includes the following steps:

•	Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is more fully analyzed.

•	Full analysis. A full analysis includes:

•	Business and Industry analysis — a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, GSC Group advisory board members, other investors, customers and competitors.

•	Company analysis — a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

•	Structural/security analysis — a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

•	Approval of the group head. After an investment has been identified and diligence has been completed, a report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior investment professional is in favor of the potential investment, it is presented for the approval of the group head. Additional due diligence with respect to any investment may be conducted by attorneys and independent accountants prior to the closing of the investment, as well as by other outside advisers, as appropriate.

•	Approval of the investment committee. After the approval of the group head, the investment is presented to the investment committee for approval. Sale recommendations made by the investment staff must also be approved by the investment committee. Purchase and sale recommendations over $10 million per issuer require unanimous and majority approval of the investment committee, respectively. Each of our Chief Executive Officer, Thomas V. Inglesby, and Chairman, Richard M. Hayden has discretionary authority to make purchases or sales below $10 million per issuer, subject to certain aggregate limits.

In addition to various risk management and monitoring tools, GSC Group normally grades all investments using an internally developed credit and monitoring rating system (“CMR”), which assists it in evaluating and monitoring investments. The CMR rating consists of two components: (i) a numerical debt score and (ii) a corporate letter rating. The numerical debt score is based on the objective evaluation of six risk categories: (i) leverage, (ii) seniority in the capital structure, (iii) fixed charge coverage ratio, (iv) debt service coverage/liquidity, (v) operating performance, and (vi) business/industry risk. The numerical debt score ranges from 1.00 to 5.00, which can generally be characterized as follows:

•	1.00-2.00 represents investments that hold senior positions in the capital structure and, typically, have low financial leverage and/or strong historical operating performance;

•	2.00-3.00 represents investments that hold relatively senior positions in the capital structure, either senior secured, senior unsecured, or senior subordinate, and have moderate financial leverage and/or are performing at or above expectations;

•	3.00-4.00 represents investments that are junior in the capital structure, have moderate financial leverage and/or are performing at or below expectations; and

•	4.00-5.00 represents investments that are highly leveraged and/or have poor operating performance.

The numerical debt score is designed to produce higher scores for debt positions that are more subordinate in the capital structure. Therefore, generally second lien loans, high-yield bonds and mezzanine debt will be assigned scores of 2.25 or higher.

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

At February 29, 2008, no investment in our portfolio was non-performing or delinquent on any payment obligations or was being accounted for on a non-accrual basis.

The CMR distribution of our investments as of February 29, 2008 was as follows:

	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio
	($ in thousands)

1.00 - 1.99	$11,863	6.9%
2.00 - 2.99	87,423	50.6
3.00 - 3.99	44,459	25.7
4.00 - 4.99	0	0.0
5.00	0	0.0
N/A(1)	29,092	16.8

Total	$172,837	100.0%

	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio
	($ in thousands)

A	$0	0.0%
B	112,019	64.8
C	31,726	18.4
D	0	0.0
E	0	0.0
F	0	0.0
N/A(1)	29,092	16.8

Total	$172,837	100.0%

(1)	$0.2 million constitutes our investment in the partnership interests of CDO Fund III and $28.9 million constitutes our investment in the subordinated notes of GSCIC CLO. CMR ratings are intended for corporate issuers and are inapplicable to subordinated CLO investments, which are subject to unique payment risks. (See Part I, Item 1A “Risk Factors — Risks related to our investments — Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). GSCIC CLO’s portfolio investments are individually graded, however, and over 90% have a numerical debt score of less than 2.99 and a corporate letter rating of A or B.

Investment structure

In general, our investment adviser intends to select investments with financial covenants and terms that reduce leverage over time, thereby enhancing credit quality. These methods include:

•	maintenance leverage covenants requiring a decreasing ratio of debt to cash flow;

•	maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and

•	debt incurrence prohibitions, limiting a company’s ability to re-lever.

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

There may be certain restrictions on our investment adviser’s ability to negotiate and structure the terms of our investments when we co-invest with other GSC Group-managed investment vehicles. See “— Co-investment” below.

Valuation process

Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

Our investment in the subordinated notes of GSCIC CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO securities, when available.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management; and

•	an independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by an independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process:

•	the audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	our board of directors discusses the valuations and determines the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.

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

Ongoing relationships with and monitoring of portfolio companies

Our investment adviser will closely monitor each investment the Company makes and, when appropriate, will conduct a regular dialogue with both the management team and other debtholders and seek specifically tailored financial reporting. In addition, in certain circumstances, senior investment professionals of GSC Group may take board seats or board observation seats.

Leverage

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. As of February 29, 2008, our asset coverage ratio, as defined in the 1940 Act, was 225%.

On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) pursuant to which we may borrow up to $100 million. On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility.

As of February 29, 2008, we have borrowed an aggregate of $78.5 million under the Revolving Facility and have $21.5 million of undrawn commitments remaining. Interest is payable on funds drawn under the Revolving Facility at the prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, the prevailing LIBOR rates, plus 0.70%, payable monthly.

By consolidating the Facilities we increased our overall borrowing capacity without increasing either our aggregate indebtedness or cost of funding. As a result of this consolidation, we incurred a non-cash charge of $0.3 million, representing the write down of the non-amortized structuring expense of the Term Facility.

The Revolving Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, investment size, payment frequency and status, average life, collateral interests and investment ratings. We are also subject to regulatory restrictions on leverage which may affect the amount of funding that we can obtain under the Revolving Facility. The Revolving Facility also includes certain requirements relating to portfolio performance the violation of which could result in the early amortization of the Facilities, limit further advances and, in some cases, result in an event of default. A significant percentage of our total investments have been pledged to secure our obligations under the Revolving Facility.

In the interests of diversifying our sources of debt funding, we may in the future borrow from and issue senior debt securities to banks and other lenders and/or securitize certain of our portfolio investments, subject to our ability to satisfy the 1940 Act restrictions on BDCs.

Dividend

We intend to make quarterly distributions to our stockholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by our board of directors. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to a dividend reinvestment plan.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year,

(2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. To provide stability in our dividend distributions (which might otherwise be adversely affected by timing mismatches between the receipt of payments on our investments and the payment of dividends) we did not distribute all of our capital gains in excess of capital losses realized during the one year period ending on October 31, 2007, and incurred federal excise taxes as a result. We expect to declare dividends payable from such capital gains prior to November 15, 2008 and to distribute such dividends prior to February 28, 2009. We may similarly withhold from distribution a portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2008 and/or a portion of our ordinary income for the 2008 calendar year and, if we do so, we would expect to incur federal excise taxes again as a result.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We have distributed $1.55 per share of dividends to stockholders since we commenced operations in March 2007. Please see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional details. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

About GSC Group

GSC Group was founded in 1999 by Alfred C. Eckert III, its Chairman and Chief Executive Officer. Its senior officers and advisers are in many cases long-time colleagues who have worked together extensively at other institutions, including private equity, distressed debt and investment banking firms. GSC Group specializes in credit-based alternative investment strategies including corporate credit, equity and distressed debt investing and structured mortgage products. GSC Group is privately owned, has over 150 employees, and has offices in New Jersey, New York and London. GSC Group conducts its investment advisory business through GSCP (NJ), L.P., an SEC registered investment adviser with approximately $21.6 billion of assets under management(1) as of March 31, 2008.

GSC Group operates in three main business lines: (i) the corporate credit group, which is organized into the U.S. corporate debt group, which provides investment advisory and management services to the Company, the European corporate debt group and the European mezzanine lending group, and is comprised of 31 investment professionals who manage approximately $7.8 billion of assets(1) in collateralized loan obligation funds, collateralized debt obligation funds, mezzanine debt funds and credit funds; (ii) the equity and distressed debt investing group, which is comprised of 18 investment professionals who manage approximately $1.4 billion of assets(1) in control distressed debt funds and sponsors, provides administrative services to, and acts as officers and directors of, a special acquisition company; and (iii) the structured mortgage products group, which is comprised of 10 investment professionals managing $12.4 billion of assets(1) in various synthetic and hybrid collateralized debt obligation funds, a real estate investment trust and a structured products hedge fund.

(1) The methodology used by GSC Group to calculate its assets under management varies with the nature of the account and represents (i) the sum of cash, uncalled capital commitments, as applicable, and the market value of each investment; or (ii) the principal balance of the underlying assets adjusted for defaulted securities plus the market value of equity securities, all as measured under the relevant account documents; or (iii) for certain accounts holding both synthetic and cash investments, the notional value of the underlying investments in the accounts plus any uninvested cash balances, or (iv) for certain whole loan accounts, the sum of the outstanding principal balances of the underlying loans. In all cases, the value of the underlying assets may differ significantly from the assets under management as forth above.

Our investment adviser

Our Chairman, Richard M. Hayden, and Chief Executive Officer, Thomas V. Inglesby, are senior managers of our investment adviser and Mr. Inglesby is head of GSC Group’s U.S. corporate debt group. Mr. Hayden and Mr. Inglesby have over 35 years and 20 years experience in the financial services industry, respectively. Mr. Hayden and Mr. Inglesby are supported by the 18 investment professionals within GSC Group’s U.S. corporate debt group. Additionally, the Company has access to the approximately 40 investment professionals in GSC Group’s European corporate debt group, European mezzanine lending group, equity and distressed debt investing group and structured mortgage products group.

Our investment adviser is responsible for administering our business activities and day-to-day operations and uses the resources of GSC Group to support our operations. Our investment adviser is able to leverage GSC Group’s current investment platform, resources and existing relationships with financial institutions, financial sponsors and investment firms to provide us with attractive investment opportunities. In addition to deal flow, the GSC Group investment platform assists our investment adviser in analyzing and monitoring investments. In particular, these resources provide us with a wide variety of investment opportunities and information that assists us in making investment decisions across our targeted asset classes, which we believe provide us with a competitive advantage. GSC Group has been investing in corporate debt since its founding in 1999. In addition to having access to approximately 60 investment professionals, we also have access to GSC Group’s administrative professionals who provide assistance in accounting, legal, compliance and investor relations.

Our relationship with our investment adviser and GSC Group

We currently have no employees, and each of our executive officers is also an employee of GSC Group. As of April 14, 2008, GSC Group and its affiliates owned 995,866 shares (12%) of our common stock and senior employees of GSC Group (managing director and above) owned an additional 375,659 shares (4.5%) of our common stock. Some, but not all, of these persons are required to file statements of beneficial ownership pursuant to Section 16 of the Exchange Act.

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

Pursuant to our investment advisory and management agreement, our investment adviser has formed an investment committee to advise and consult with our investment adviser’s senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the cumulative experience of the investment committee members across a variety of fixed income asset classes benefits us. Along with GSC Group’s U.S. corporate debt group’s investment staff, the investment committee monitors investments in our portfolio.

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

GSC Group’s investment platform

GSC Group has a long history of strong performance across a broad range of asset classes and sectors. The senior investment professionals of GSC Group have extensive experience investing in leveraged loans, high-yield bonds, mezzanine debt and private equity. GSC Group’s U.S. corporate debt group has drawn from its extensive middle market investment experience to develop a rigorous investment process that emphasizes detailed business and financial analysis to minimize principal loss while maximizing risk adjusted returns.

Experience sourcing and managing middle market loans

GSC Group’s U.S. corporate debt group has historically focused on investments in private middle market companies and we expect to benefit from this experience. Our investment adviser uses GSC Group’s extensive network of relationships with intermediaries focused on private middle market companies to attract well-positioned prospective portfolio company investments. Since 2003, GSC Group’s U.S. corporate debt group has reviewed over 1,200 new middle market loan opportunities, including over 400 second lien loans. Of the loans reviewed, 352 were purchased by the group for the clients it advises, including 59 second lien loans.

Experienced management and investment committee

Thomas V. Inglesby, our Chief Executive Officer and a Senior Managing Director of GSC Group, has over 20 years of middle market investing experience, having managed leveraged loan, high-yield bond, mezzanine debt, distressed debt and private equity portfolios. In addition to Mr. Inglesby, our investment committee consists of Richard M. Hayden, Chairman of our board of directors, Robert F. Cummings, Jr., a Director of the Company and Seth M. Katzenstein, a Managing Director of GSC Group. Mr. Hayden is also Vice Chairman of GSC Group. Mr. Hayden was previously with Goldman, Sachs & Co. from 1969 until 1999. Mr. Cummings is a Senior Managing Director of GSC Group, Chairman of the risk and conflicts committee and Chairman of the valuation committee. Mr. Cummings was previously with Goldman, Sachs & Co. from 1973 to 1998. Mr. Katzenstein is a Managing Director of GSC Group in the U.S. corporate debt group and has five years of experience managing corporate debt portfolios.

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

Flexible transaction structuring

We expect to be flexible in structuring investments, the types of securities in which we invest and the terms associated with such investments. The principals of GSC Group have experience in a wide variety of securities issued by private middle market companies with a diverse set of terms and conditions. This approach and experience should enable our investment adviser to identify investment opportunities throughout various economic cycles and across a company’s capital structure so that we can make investments consistent with our stated objectives.

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

We also have the benefit of the experience of GSC Group’s senior professionals, many of whom have served on public and private company boards and/or served in other senior management roles.

Compliance policies

GSC Group has designed a compliance program to monitor its conflict-resolution policies and procedures and regularly evaluates the reasonableness of such policies and procedures. GSC Group’s compliance program monitors the implementation of and tests adherence to compliance-related policies and procedures that address GSC Group’s Code of Ethics and other compliance matters including investment allocation, trade aggregation, best execution, cross trades and proxy voting and related matters. The program is governed in part by the requirements of the 1940 Act and is headed by GSC Group’s Chief Compliance Officer. GSC Group has also established a Compliance Committee consisting of GSC Group’s Chief Compliance Officer, Associate General Counsel, Compliance (who also serves as our chief compliance officer) and a Senior Managing Director, that provides day-to-day guidance on GSC Group compliance matters in addition to overseeing the compliance program.

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

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We expect to use GSC Group’s knowledge and resources to learn about, and compete effectively for, financing opportunities with attractive private middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, please see Part I, Item 1A “Risk Factors — Risks related to our business — We operate in a highly competitive market for investment opportunities.”

Staffing

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business will be provided by individuals who are employees of GSC Group, pursuant to the terms of the investment advisory and management agreement and the administration agreement. We reimburse GSC Group for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. The amount payable to GSC Group under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, during the initial two year term of the administration agreement, GSC Group has agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeds $500 million. From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock.

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

Managerial assistance to portfolio companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under ‘‘— Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, please see Part 1, Item 1A “Risk factors — Risks related to our operation as a BDC — Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.”

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

Our investment adviser has particular proxy voting policies and procedures in place. In determining how to vote, officers of our investment adviser will consult with each other and other investment professionals of GSC Group, taking into account our interests and the interests of our investors, as well as any potential conflicts of interest. Where appropriate, our investment adviser will consult with legal counsel to identify potential conflicts of interest. Where a potential conflict of interest exists, our investment adviser may, if it so elects, resolve it by following the recommendation of a disinterested third party, by seeking the direction of our independent directors or, in extreme cases, by abstaining from voting. While our investment adviser may retain an outside service to provide voting recommendations and to assist in analyzing votes, our investment adviser will not delegate its voting authority to any third party.

Privacy principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law, or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain appropriate physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other

As a BDC, we may be periodically examined by the SEC for compliance with the 1940 Act. Our manager is a registered investment adviser and is also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our investment adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Co-investment

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result, we will be limited in our ability to negotiate the term of any investment (except with respect to price) in instances where we are participating in such investments with other funds managed by GSC Group. Generally, we are prohibited from knowingly purchasing securities in a primary offering from a portfolio company the securities of which are already held by GSC Group or any other fund managed by GSC Group. However, if a portfolio company offers additional securities and existing securities are held by us and GSC Group or other funds managed by GSC Group, then we may participate in a follow-on investment in such securities on a pro-rata basis. We may also purchase securities in the secondary market of a company, the securities of which are already held by GSC Group or another fund managed by GSC Group.

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

Moreover, it is expected that prior to committing to such a co-investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors of the Company would conclude that (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company and its stockholders on the part of any person concerned; (ii) the transaction is consistent with the interests of the stockholders of the Company and is consistent with the investment objectives and policies of the Company; and (iii) the co-investment by any GSC Group fund would not disadvantage the Company in making its investment, maintaining its investment position, or disposing of such investment and that participation by the Company would not be on a basis different from or less advantageous than that of the affiliated co-investor. There is no assurance that the application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

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

We are GSC Group’s principal investment vehicle for non-distressed second lien loans and mezzanine debt of U.S. middle market entities. Although existing and future investment vehicles managed or to be managed by GSC Group invest or may invest in mezzanine loans and second lien loans, none of these investment vehicles target non-distressed domestic second lien and mezzanine loans as the core of their portfolios. For example, while funds managed by GSC Group’s equity and distressed debt investing group may purchase second lien loans and mezzanine debt of private middle market companies, these funds will typically be interested in these assets in distressed situations, whereas we generally will seek to hold performing debt. Likewise, while funds managed by GSC Group’s structured mortgage products group may purchase second lien loans and mezzanine debt as an aspect of their investment strategies, these funds are largely focused on asset-backed and mortgage-backed loans and debt, not on corporate debt of the type we target. Finally, due to the high amounts of leverage deployed by various CLO funds managed by GSC Group, these funds tend to target first lien loans, while second lien and mezzanine loans are a secondary part of the strategy.

To the extent that we do compete with any of GSC Group’s clients for a particular investment opportunity, our investment adviser will allocate the investment opportunity across the funds for which the investment is appropriate based on its internal conflict of interest and allocation policies consistent with the requirements of the Advisers Act, subject further to the 1940 Act restrictions on co-investments with affiliates and also giving effect to priorities that may be enjoyed from to time to time by one or more funds based on their investment mandate or guidelines, or any right of first review agreed to from time to time by GSC Group. Currently:

•	GSC European Mezzanine Fund II, L.P. has a priority on investments in mezzanine securities of issuers located primarily in Europe; and

•	GSC Acquisition Company, a special acquisition company sponsored by GSC Group, has a business opportunity right of first review agreement that provides that it will have a right of first review prior to any other fund managed by GSC Group with respect to business combination opportunities with an enterprise value of $175 million or more until the earlier of it consummating an initial business combination or its liquidation.

Subject to the foregoing, GSC Group’s allocation policies are intended to ensure that we may generally share equitably with other GSC Group-managed investment vehicles in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer, which may be suitable for us and such other investment vehicles.

GSC Group has historically managed investment vehicles with similar or overlapping investment strategies and has a conflict resolution policy in place that will also address the co- investment restrictions under the 1940 Act. The policy is intended to ensure that we comply with the 1940 Act restrictions on transactions with affiliates. These restrictions will significantly impact our ability to co-invest with other GSC Group’s funds. While the 1940 Act generally prohibits all “joint transactions” between entities that share a common investment adviser, the staff of the SEC has granted no-action relief to an investment adviser permitting purchases of a single class of privately-placed securities, provided that the investment adviser negotiates no term other than price and certain other conditions are satisfied. Neither our investment adviser nor any participant in a co-investment will have both a material pecuniary incentive and ability to cause us to participate with it in a co-investment. As a result, we only expect to co-invest on a concurrent basis with GSC Group’s funds when each fund will own the same securities of the issuer. If opportunities arise that would otherwise be appropriate for us and for one or more of GSC Group’s other funds to invest in different securities of the same issuer, our investment adviser will need to decide whether we or the other funds will proceed with the investment.

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

(5) the level of available cash for investment with respect to the particular client entity;

(6) the total amount of funds committed to the client; and

(7) the age of the fund and the remaining term of a fund’s investment period, if any.

If there is an insufficient amount of an opportunity to satisfy the needs of all participants, the investment opportunity will generally be allocated pro-rata based on the initial investment amounts. Please see Part I, Item 1A “Risk Factors — There are conflicts of interest in our relationship with our investment adviser and/or GSC Group, which could result in decisions that are not in the best interests of our stockholders.” Subject to applicable law, GSC Group may modify its allocation procedures from time to time at its discretion.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.gscinvestmentcorp.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

Risks related to our business

We have a limited operating history.

We were incorporated in March 2007 and commenced our operations that same month. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objectives and that the value of your investment could decline substantially.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors; such valuations are inherently uncertain and may be materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

We expect that, over time, a large percentage of our portfolio will be comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors. Where appropriate, our board of directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

We employ leverage.

We currently use the Revolving Facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments.

With certain limited exceptions, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, including:

•	A likelihood of greater volatility in the net asset value and market price of our common stock.

•	Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements that are more stringent than those imposed by the 1940 Act.

•	The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants or to pay interest or dividends on the leverage.

•	Increased operating expenses due to the cost of leverage, including issuance and servicing costs.

•	Subordination to lenders’ superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds are distributed to our shareholders.

For example, the amount we may borrow under our Revolving Facility is determined, in part, by the fair value of our investments. If the fair value of our investments declines, we may be forced to sell investments at a loss to maintain compliance with our borrowing limits. Other debt facilities we may enter into in the future may contain similar provisions. Any such forced sales would reduce our net asset value and also make it difficult for the net asset value to recover.

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

Our financial condition and results of operation depend on our ability to manage future growth effectively.

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

There are conflicts of interest in our relationship with our investment adviser and/or GSC Group that could cause them to make decisions that are not in the best interests of our stockholders.

Subject to the restrictions of the 1940 Act, we may co-invest in investments of portfolio companies on a concurrent basis with other investment vehicles managed by GSC Group. Similarly a GSC Group-managed investment vehicle may, in certain circumstances, invest in securities issued by a company in which we have made, or are making, an investment. Similarly, in certain circumstances, we may invest in securities issued by a company in which another GSC Group-managed investment vehicle has made an investment. Although certain such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions. These conflicts may include:

Co-Investment.  We are prohibited from co-investing with other investment vehicles managed now or in the future by GSC Group in certain investments of portfolio companies in instances where GSC Group negotiates terms other than price. In instances where we co-invest with a GSC Group-managed investment vehicle, while we will invest on the same terms and neither we nor the GSC Group-managed investment vehicle may negotiate terms of the transaction other than price, conflicts of interest may arise. For example, if an investee company in which both we and a GSC Group-managed investment vehicle have invested becomes distressed, and if the size of our relative investments vary significantly, the decisions relating to actions to be taken could raise conflicts of interest.

Conflicts in Different Parts of Capital Structure.  If a portfolio company in which we and another GSC Group-managed investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest. For example, a debt holder may be better served by a liquidation of the issuer in which it will be paid in full, whereas an equity holder might prefer a reorganization that could create value for the equity holder.

Potential Conflicting Positions.  Given our investment objectives and the investment objectives of other GSC Group-managed investment vehicles, it is possible that we may hold a position that is contrary to a position held by another GSC Group-managed investment vehicle. For example, we could hold a longer term investment in a certain portfolio company and at the same time another GSC Group-managed investment vehicle could hold a short term position in the same company. GSC Group makes each investment decision separately based upon the investment objective of each of its clients.

Shared Legal Counsel.  We and other GSC Group-managed investment vehicles generally engage common legal counsel in transactions in which both are participating or with respect to matters that may affect both. Although separate counsel may be engaged, the time and cost savings and other efficiencies and advantages of using common counsel will generally outweigh the disadvantages. In the event of a significant dispute or divergence of interests, typically in a work-out or other distressed situation, separate representation may become desirable, and in litigation and other circumstances, separate representation may be necessary.

Allocation of Opportunities.  Our investment adviser provides investment management, investment advice or other services in relation to a number of investment vehicles that focus on corporate credit, distressed debt, mezzanine investments and structured finance products and have investment objectives that are similar to or overlap with ours. Investment opportunities that may be of interest to us may also be of interest to GSC Group’s other investment vehicles, and GSC Group may buy or sell securities for us which differ from securities which they may cause to be bought or sold for other investment vehicles. GSC Group has greater interests in other investment vehicles it manages, including greater capital commitments to, or larger fees earned from, such investment vehicles. These differing interests may create a conflict of interest for GSC Group in determining which investment vehicle should pursue a given investment opportunity.

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

Cross-Trading.  Subject to applicable law, we may engage in transactions directly with other investment vehicles managed by GSC Group, including the purchase or sale of all or a portion of a portfolio investment. Cross-trades can save us brokerage commissions and, in certain cases, related transaction costs. Cross-trades between affiliates may create conflicts of interest with respect to certain terms of the transaction, including price. The 1940 Act imposes substantial restrictions on cross-trades between us and investment vehicles managed by GSC Group. As a result, our board of directors has adopted cross-trading procedures designed to ensure compliance with the requirements of the 1940 Act and will regularly review the terms of any cross-trades.

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

We depend on the diligence, skill and network of business contacts of GSC Group’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities. The departure of a significant number of the investment professionals of GSC Group could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that our investment adviser will remain our investment adviser or that we will continue to have access to GSC Group’s investment professionals or its information and deal flow.

Our investment adviser’s incentive compensation may cause it to pursue a high risk investment strategy.

The incentive fee payable to the investment adviser may create an incentive for the investment adviser to make investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the investment adviser is determined (20% of the pre-incentive fee net investment income that exceeds a hurdle rate of a 1.875% quarterly return on the value of net assets) may encourage the investment adviser to use leverage to increase the return to the Company’s investments. If the investment adviser acquires poorly-performing assets with such leverage, the loss to holders of the shares could be substantial. Moreover, if our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. Our board of directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Risks related to our operation as a BDC

Our investment adviser has limited experience in managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. Our investment adviser does not manage any BDCs other than the Company, and the Company has been in operation only since March 2007. The lack of experience of our investment adviser in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

Regulations governing our operation as a BDC will affect our ability to raise additional capital.

We have incurred indebtedness under the Revolving Facility and we may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act.

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

To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under the Revolving Facility. Such assets are not available to secure other sources of funding or for securitization. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain. Alternatively, we may in the future seek to securitize a portion of our loan portfolio. The loan and securitization markets are subject to changing market conditions, however, and we may not be able to access this market when we would otherwise deem appropriate. An inability to obtain additional leverage through secured or unsecured financing or securitization of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. We may also face a heightened risk of loss to the extent we hold a first loss position in a securitized loan portfolio. The 1940 Act may also impose restrictions on the structure of any securitization.

Our common stock may trade at a discount to our net asset value per share.

Common stock of BDCs, as closed-end investment companies, frequently trade at a discount to net asset value. Our common stock has traded at a discount to our net asset value since shortly after our initial public offering. The risk that our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

As a BDC, we may have difficulty paying our required distributions if we recognize income before or without receiving cash in respect of such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted paid-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from paid-in-kind securities and deferred payment securities. In addition, we will consolidate GSCIC CLO for federal income tax purposes, and income earned thereon may differ from the distributions paid in respect of our investment in the GSCIC subordinated notes because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement that we distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, to qualify as a RIC. Accordingly, we may have to sell some of our investments (or investments in the GSCIC CLO portfolio) at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, or are restricted from selling investments in the GSCIC CLO portfolio by the terms of the applicable indenture, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

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

The Securities and Exchange Commission (the “SEC”) has adopted a rule that defines an “eligible portfolio company” as any private domestic operating company and public domestic operating company that does not have securities listed on a national securities exchange. In addition, the SEC has proposed a new rule that would expand the definition of eligible portfolio companies to include publicly-traded companies with a market capitalization of less than $250 million. If adopted or enacted, the effect of this rule would be to further reduce or eliminate confusion surrounding whether a company qualifies as an eligible portfolio company. We cannot assure you that this rule will be approved by the SEC. Until the SEC or its staff has issued a final rule, we will continue to monitor this issue closely. Please see “— Risks related to our business — Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business” above.

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

Substantially all of the debt investments held in the portfolio hold, and will likely continue to hold, a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, where not rated by any rating agency, would be below investment grade, if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” A below investment grade rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We may also invest in debt that defers or pays paid-in-kind interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

In addition, private middle market companies in which we expect to invest are exposed to a number of significant risks, including:

•	limited financial resources and an inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	dependence on the management talents and efforts of a small group of persons; the death, disability, resignation or termination of one or more of which could have a material adverse impact on the company and, in turn, on us;

•	less predictable operating results and, possibly, substantial additional capital requirements to support their operations, finance expansion or maintain their competitive position.; and

•	difficulty accessing the capital markets to meet future capital needs.

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

Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.

At February 29, 2008, our investment in the subordinated notes of GSCIC CLO had a fair value of $28.9 million and constituted 16.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2008, was composed of $372.9 million in aggregate principal amount of primarily senior secured first lien term loans and $40.3 million in uninvested cash. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSCIC CLO and interest on the debt issued by GSCIC CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSCIC CLO and for reinvestment or repayment of GSCIC CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee is subordinated to the payment of interest and principal on GSCIC CLO’s debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses we may experience smaller than expected returns and, potentially, the loss of our entire investment.

As the manager of the portfolio, we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by GSCIC CLO, which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of the portfolio is also subject to many of the same risks sets forth in this annual report with respect to portfolio investments in senior secured first lien term loans.

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

We do not own any real estate or physical properties materially important to our business. Our corporate office is located at 888 Seventh Avenue, New York, New York 10019. Our telephone number is (212) 884-6200. We believe that our office facilities are suitable and adequate for our business as currently conducted and as reasonably foreseeable.

Item 3.	Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending February 29, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on the New York Stock Exchange under the symbol “GNV” and started trading on March 23, 2007 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock. Set forth below are the high and low sales prices for our common stock for each full quarterly period since our common stock began trading.

		Price Range
Fiscal 2008	NAV(1)	High	Low

First Quarter	$14.21	$15.00	$12.57
Second Quarter	$13.76	$14.06	$10.74
Third Quarter	$13.51	$12.75	$10.92
Fourth Quarter	$11.80	$11.43	$9.68

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

Holders

As of May 12, 2008, there were 15 holders of record and approximately, 3,300 beneficial holders of our common stock.

Dividend Policy

Set forth below are the cash dividends declared by the Company since March 23, 2007, the date on which we commenced operations:

			Amount
Date Declared	Record Date	Payment Date	per Share

May 21, 2007	May 29, 2007	June 6, 2007	$0.24
August 14, 2007	August 24, 2007	August 31, 2007	$0.36
November 15, 2007	November 30, 2007	December 3, 2007	$0.38
December 28, 2007	January 18, 2008	January 28, 2008	$0.18
February 20, 2008	February 29, 2008	March 10, 2008	$0.39

Total Dividends Declared			$1.55

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

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. To provide stability in our dividend distributions (which might otherwise be adversely affected by timing mismatches between the receipt of payments on our investments and the payment of dividends) we did not distribute all of our capital gains in excess of capital losses realized during the one year period ending on October 31, 2007, and incurred federal excise taxes as a result. We expect to declare dividends payable from such capital gains prior to November 15, 2008 and to distribute such dividends prior to February 28, 2009. We may similarly withhold from distribution a portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2008 and/or a portion of our ordinary income for the 2008 calendar year and, if we do so, we would expect to incur federal excise taxes again as a result.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. GSC Group, and the funds managed by it, do not currently participate in the dividend reinvestment plan with respect to their holdings of the company’s common stock.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 29, 2008. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Issuer purchases of equity securities

In December 2007 and January 2008, as part of our dividend reinvestment plan for our common stockholders, we purchased 118,199 shares of our common stock for $1.31 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended February 29, 2008.

				Total Number	Maximum Number
				of Shares	(or Approximate
				Purchased as	Dollar Value) of
				Part of Publicly	Shares that May
	Total Number		Average	Announced	Yet be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Program	Programs
(In thousands, except per share numbers)

December 1, 2007 through December 31, 2007	92	(1)	$11.1391	—	—
January 1, 2008 through January 31, 2008	27	(1)	$10.8966	—	—

Total	118	(2)		—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase the indicated quantity of shares in the open market in order to satisfy our obligations to deliver share of common stock to our stockholders with respect to our dividend for the fourth quarter of fiscal year 2008.

(2)	Does not total due to rounding.

Item 6.	Selected Financial Data

As of February 28, 2007, the Company (including its predecessors) had not yet commenced operations. The following selected financial and other data for the year ended February 29, 2008 is derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

GSC INVESTMENT CORP.
SELECTED FINANCIAL DATA
For the Year Ended February 29, 2008

Year Ended
February 29, 2008
($ in thousands,
except share and
per share numbers)

Income Statement Data:
Interest and related portfolio income:
Interest	$20,744
Management fee and other income	642

Total interest and related portfolio income	21,386

Expenses:
Interest and credit facility financing expenses	5,031
Base management and incentive management fees(1)	3,650
Administrator expenses	892
Administrative and other	2,766
Expense reimbursement	(1,789)

Total operating expenses	10,550

Net Investment Income before income taxes	10,836
Income tax expenses, including excise tax	(89)

Net Investment Income	10,747

Realized and unrealized gain (loss) on investments and derivatives
Net realized gain	3,908
Net change in unrealized loss	(20,106)

Total net loss	(16,198)

Net decrease in net assets resulting from operations	$(5,451)

Per Share:
Earnings per common share — basic and diluted(2)	$(0.70)
Net investment income per share — basic and diluted(2)	$1.38
Net realized and unrealized gain (loss) per share — basic and diluted(2)	$(2.08)
Dividends declared per common share(3)	$1.55

Year Ended
February 29, 2008
($ in thousands,
except share and
per share numbers)

Balance Sheet Data:
Investment assets at fair value	$172,837
Total assets	192,842
Total debt outstanding	78,450
Stockholders’ equity	97,869
Net asset value per common share	$11.80
Common shares outstanding at end of year	8,291,384
Other Data:
Investments funded	314,003
Principal collections related to investment repayments or sales	141,772
Number of portfolio investments at year end	46
Weighted average yield of income producing debt investments — Non-control/non-affiliate	10.7%
Weighted average yield on income producing debt investments — Control	8.2%

Quarterly Data

	2008
	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	($ in thousands, except per share numbers)
	(Unaudited)

Interest and related portfolio income	$5,520	$5,882	$5,882	$4,102
Net investment income	2,562	3,070	3,157	1,958
Net realized and unrealized gain (loss)	(11,972)	(2,009)	(3,939)	1,722
Net increase (decrease) in net assets resulting from operations	(9,410)	1,061	(782)	3,680
Net investment income per common share at end of each quarter	$0.32	$0.37	$0.38	$0.23
Net realized and unrealized gain (loss) per common share at end of each quarter	$(1.46)	$(0.24)	$(0.47)	$0.21
Dividends declared per common share	$0.57	$0.38	$0.36	$0.24
Net asset value per common share	$11.80	$13.51	$13.76	$14.21

(1)	See note 6 in consolidated financial statements.

(2)	Calculated using weighted average common shares outstanding for the year of 7,761,965.

(3)	Based on 8,291,384 common shares outstanding

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

Overview

GSC Investment Corp. was incorporated under the Maryland General Corporation Law on March 21, 2007 and concurrently merged with GSC Investment, LLC, a Maryland limited liability company that had elected to be regulated as a BDC. GSC Investment Corp. has elected to be treated as a BDC. As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. The amount of our borrowing will depend on our investment adviser’s assessment of market conditions and other factors.

The Company (including its predecessors) had not commenced operation during the period ended February 28, 2007. It had, however, incurred a net loss for the period of $130,163 composed of organizational expenses of $95,193 and professional fees in the amount of $35,000. We used the net proceeds of our IPO in March 2007 to purchase approximately $100.7 million in aggregate principal amount of debt investments. We used borrowings under our Facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007.

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

We recognize interest income on our investment in the subordinated notes of GSCIC CLO using the effective interest method, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

Pursuant to an agreement with our investment adviser entered into on October 17, 2006, prior to becoming a BDC, we acquired the right to act as investment adviser to CDO Fund III and collect the management fees related thereto from March 20, 2007 until the liquidation of the CDO Fund III assets. We paid our investment adviser a fair market price of $0.1 million for the right to act as investment adviser to CDO Fund III and expected to receive fees totaling $0.2 million.

On January 22, 2008 we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. We do not expect to enter into additional collateral management agreements in the near future.

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the proportion that our total assets bears to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees;

•	registration fees; listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents of the SEC;

•	the costs of any reports;

•	proxy statements or other notices to stockholders, including printing costs;

•	to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies;

•	direct costs and expenses of administration, including auditor and legal costs; and

•	all other expenses incurred by us or our administrator in connection with administering our business.

The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, during the initial two year term of the administration agreement, GSC Group has agreed to waive our reimbursement obligation under the administration agreement until our total assets exceed $500 million. From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock.

Pursuant to the investment advisory and management agreement, we pay GSC Group as investment adviser a quarterly base management fee of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter, and an incentive fee.

The incentive fee has two parts:

•	A fee, payable quarterly in arrears, equal to 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

•	A fee, payable at the end of each fiscal year, equal to 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

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

Portfolio and investment activity

During the fiscal year ending February 29, 2008, we made 144 investments in an aggregate principal amount of $327.1 million. Also during the fiscal year ending February 29, 2008, we had $129.0 million in aggregate principal amount of exits and repayments resulting in net investments of $198.1 million in aggregate principal amount for the year.

At February 29, 2008, we had 46 investments in 38 portfolio companies with an average investment size of $3.8 million and a weighted average maturity of 3.8 years. The average investment in each portfolio company is $4.5 million. The overall portfolio composition consisted of 15.3% first lien term loans, 36.1% second lien term loans, 18.3% senior secured notes, 13.5% unsecured notes, 16.7% subordinated notes of GSCIC CLO and 0.1% equity/limited partnership interests. The weighted average current yield on our first lien term loans, second lien term loans, senior secured notes, unsecured notes and the GSCIC CLO subordinated notes were 8.1%, 10.8%, 11.5%, 12.2% and 8.2% respectively.

There were two delinquent investments during the fiscal year ending February 29, 2008, each of which was cured prior to becoming an event of default. At February 29, 2008, no investment in our portfolio was non-performing or delinquent on any payment obligations or was being accounted for on a non-accrual basis.

GSC Group normally grades all of our investments using an internally developed credit and monitoring rating system (“CMR”). The CMR rating consists of two components: (i) a numerical debt score and (ii) a corporate letter rating. The numerical debt score is based on the objective evaluation of six risk categories: (i) leverage, (ii) seniority in the capital structure, (iii) fixed charge coverage ratio, (iv) debt service coverage/liquidity, (v) operating performance, and (vi) business/industry risk. The numerical debt score ranges from 1.00 to 5.00, which can generally be characterized as follows:

•	1.00-2.00 represents investments that hold senior positions in the capital structure and, typically, have low financial leverage and/or strong historical operating performance;

•	2.00-3.00 represents investments that hold relatively senior positions in the capital structure, either senior secured, senior unsecured, or senior subordinate, and have moderate financial leverage and/or are performing at or above expectations;

•	3.00-4.00 represents investments that are junior in the capital structure, have moderate financial leverage and/or are performing at or below expectations; and

•	4.00-5.00 represents investments that are highly leveraged and/or have poor operating performance.

The numerical debt score is designed to produce higher scores for debt positions that are more subordinate in the capital structure. Therefore, generally second lien loans, high-yield bonds and mezzanine debt will be assigned scores of 2.25 or higher.

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

The CMR distribution of our investments as of February 29, 2008 was as follows:

Portfolio CMR Distribution as of February 29, 2008

	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio
	($ in thousands)

1.00 - 1.99	$11,863	6.9%
2.00 - 2.99	87,423	50.6
3.00 - 3.99	44,459	25.7
4.00 - 4.99	0	0.0
5.00	0	0.0
N/A(1)	29,092	16.8

Total	$172,837	100.0%

	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio
	($ in thousands)

A	$0	0.0%
B	112,019	64.8
C	31,726	18.4
D	0	0.0
E	0	0.0
F	0	0.0
N/A(1)	29,092	16.8

Total	$172,837	100.0%

(1)	$0.2 million constitutes our investment in the partnership interests of CDO Fund III and $28.9 million constitutes our investment in the subordinated notes of GSCIC CLO. CMR ratings are intended for corporate issuers and are inapplicable to subordinated CLO investments, which are subject to unique payment risks. (See Part I, Item 1A “Risk Factors — Risks related to our investments — Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). GSCIC CLO’s portfolio investments are individually graded, however, and over 90% have a numerical debt score of less than 2.99 and a corporate letter rating of A or B.

At February 29, 2008, 33.0% or $57.0 million of our interest-bearing portfolio was in fixed rate debt with a weighted average current coupon of 11.6% and 50.2% or $86.8 million of our interest-bearing portfolio was in floating rate debt with a weighted average current spread of LIBOR plus 5.6%.

The following table shows the portfolio composition by industry grouping at fair value as of February 29, 2008.

Portfolio composition by industry grouping at fair value as of February 29, 2008

	Investments at	Percentage of
	Fair Value	Total Portfolio
	($ in thousands)

Structured Finance Securities(1)	$28,915	16.7%
Automotive	22,158	12.8
Packaging	16,370	9.5
Manufacturing	15,030	8.7
Consumer Products	10,021	5.8
Publishing	9,289	5.4
Apparel	8,004	4.6
Oil and Gas	7,738	4.5
Electronics	6,377	3.7
Healthcare Services	6,040	3.5
Homebuilding	5,912	3.4
Metals	5,129	3.0
Environmental	5,066	2.9
Natural Resources	4,167	2.4
Agriculture	3,850	2.2
Financial Services	3,815	2.2
Building Products	2,964	1.7
Logistics	2,688	1.6
Retail	2,179	1.3
Gaming	1,730	1.0
Insurance	1,700	1.0
Education	1,546	0.9
Consumer Services	1,290	0.7
Restaurants	859	0.5

Total	$172,837	100.0%

(1)	$0.2 million constitutes our investment in the partnership interests of CDO Fund III and $28.9 million constitutes our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by geographic location at fair value as of February 29, 2008. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value as of February 29, 2008

	Investments at	Percentage of
	Fair Value	Total Portfolio
	($ in thousands)

Midwest	$40,109	23.2%
Southeast	33,685	19.5
Other(1)	29,092	16.8
West	24,450	14.2
Mid-Atlantic	20,367	11.8
International	13,739	7.9
Northeast	11,395	6.6

Total	$172,837	100.00%

(1)	$0.2 million constitutes our investment in the partnership interests of CDO Fund III and $28.9 million constitutes our investment in the subordinated notes of GSCIC CLO.

At February 29, 2008, our investment in the subordinated notes of GSCIC CLO was $28.9 million and constituted 16.7% of our portfolio. This investment represents a first loss position in a portfolio composed of $372.9 million in aggregate principal amount of predominantly senior secured first lien term loans and $40.3 million in uninvested cash. At February 29, 2008, no investment in the GSCIC CLO portfolio was in payment default or delinquent on any payment obligations.

Results of operations

Investment income

For the fiscal year ended February 29, 2008, total investment income consisted of approximately $20.4 million in interest income from investments, $0.4 million in interest income from cash and cash equivalents and other income, $0.4 million in fees from managing CDO Fund III and $0.2 million in fees from managing GSCIC CLO. Total PIK income for the period was $0.4 million.

Operating expenses

For the fiscal year ended February 29, 2008, total operating expenses before manager reimbursement consisted of $5.0 million in interest and credit facility financing expense, $2.9 million in base management fees, $1.4 million in professional fees, $0.9 million in administrator expenses, $0.7 million in incentive management fees, $0.6 million in insurance expenses, $0.3 million in directors fees, $0.3 million in general and administrative expenses, and $0.2 million in other expenses.

For the fiscal year ended February 29, 2008, we recorded $1.8 million in expense reimbursement from the administrator and Manager based upon our total estimated annual operating expenses.

Net realized gains/losses on sales of investments

For the fiscal year ended February 29, 2008, the Company had approximately $3.9 million of net realized gains. The most significant realized gains for the year were $1.0 million and $1.7 million attributable to the repayment of the Strategic Finance Company Senior Notes and the repayment of the Sportcraft, LTD Second Lien Term Loans, respectively.

On December 28, 2007, the Company received cash proceeds of $3.5 million in respect of a 30% partial repayment, at par plus all accrued interest, of our investment in the McMillin Companies LLC senior secured notes;

this repayment resulted in a reversal of unrealized loss of $0.6 million and a realized gain of $0.2 million with respect to the repaid portion of the investment.

Net unrealized appreciation/depreciation on investments

For the fiscal year ended February 29, 2008, the Company’s investments had an increase in net unrealized depreciation of approximately $20.1 million. The most significant changes in unrealized depreciation for the year were $3.0 million in EuroFresh, Inc. Senior Notes, $2.6 million in the SILLC Holdings, LLC (“SILLC”) Second Lien Term Loan and $2.2 million in Atlantis Plastics Films, Inc. First Lien Term Loan.

On April 8, 2008, Advantage Partners, LLP, an Asia-based private equity firm (“Advantage”), and GST AutoLeather, Inc., (“GST”), a subsidiary of SILLC, announced that Advantage was purchasing GST from SILLC. In May 2008, we received a notification of repayment, at par, of the SILLC Second Lien Term Loan. Such repayment will result in the reversal of the $2.6 million unrealized depreciation we recorded for the fiscal year ended February 29, 2008 and will result in a realized gain of $0.2 million in the first quarter of fiscal year 2009.

Net realized gains/losses on derivatives

For the fiscal year ended February 29, 2008, the Company recorded net realized gain on derivatives of $0.7 million relating to our investment in the GSCIC CLO warehouse facilities (see “— Off-balance sheet arrangements” below).

Net unrealized appreciation/depreciation on derivatives

For the fiscal year ended February 29, 2008, the Company recorded unrealized depreciation on derivatives of $0.1 million, relating to a decrease in value of the interest rate caps purchased pursuant to the Facilities.

Changes in net asset value from operations

For the fiscal year ended February 29, 2008, we recorded a $5.5 million net decrease in net assets resulting from operations. Based on 7,761,965 weighted average common shares outstanding for the fiscal year ended February 29, 2008, our net per share decrease in net assets from operations was $0.70.

Financial condition, liquidity and capital resources

The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility and the Term Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.

On April 11, 2007, we entered into the Revolving Facility pursuant to which we may borrow up to $100 million. Advances under the Revolving Facility were used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III. Future advances under the Revolving Facility may be used to purchase additional investments as they become available. A significant percentage of our total assets were pledged to secure our obligations under the Revolving Facility. Interest is payable on funds drawn under the Revolving Facility at the prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, the prevailing LIBOR rates, plus 0.70%, payable monthly. We pay a fee on any unused commitment equal to 0.225% of the amount thereof, payable monthly

On May 1, 2007, we entered into the $25.7 million Term Facility, which was fully drawn at closing. The proceeds of the Term Facility, together with additional advances under our Revolving Facility, were used to purchase $59.3 million in aggregate principal amount of debt investments from CDO Fund I. A significant percentage of our total assets were pledged to secure our obligations under the Term Facility. The Interest rate on funds drawn under the Term Facility was the then prevailing commercial paper rates or, if the commercial paper market was then unavailable, the prevailing LIBOR rates, plus 0.70%, payable monthly.

In December 2007, we consolidated the Facilities by using the proceeds of a draw under the Revolving Facility to repay and terminate the Term Facility. All assets formerly pledged under the Term Facility were pledged under the Revolving Facility. By consolidating the Facilities we increased our overall borrowing capacity without increasing either our aggregate indebtedness or cost of funding. As a result of this consolidation, we incurred a non-cash charge of $0.3 million, representing the write down of the non-amortized structuring expense of the Term Facility.

At February 29, 2008, our borrowings under the Revolving Facility was $78.5 million. We had $21.5 million of undrawn commitments remaining. At February 29, 2008, our asset coverage ratio, as defined in the 1940 Act, was 225%.

At February 29, 2008 the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	Fair Value	Percent of Total
	($ in thousands)

Cash and cash equivalents	$1,073	0.6%
Cash and cash equivalents, securitization accounts	14,581	7.7
First lien term loans	26,362	14.0
Second lien term loans	62,446	33.1
Senior secured notes	31,657	16.8
Unsecured notes	23,280	12.4
Other/structured finance securities	28,915	15.3
Equity/limited partnership interests	176	0.1

Total	$188,490	100.0%

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of February 29, 2008:

	Payment Due by Period
		Less Than 1	1 - 3	3 - 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	($ in thousands)

Long-Term Debt Obligations	$78,450			$78,450

Off-balance sheet arrangements

In order to ramp the GSCIC CLO portfolio preparatory to close, we participated in certain warehousing arrangements and provided collateral against realized losses on the portfolio in an amount equal to 15% of the purchase price of the warehoused assets. In return, we received all interest income and realized gains from the warehoused assets minus expenses, including financing charges paid to the warehouse provider, and realized losses. The warehouse arrangements were terminated when the GSCIC CLO note offering closed on January 22, 2008. For the fiscal year ended February 29, 2008, we recorded $0.7 million of net realized gain in connection with our involvement in the warehousing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risk. We consider our principal market risks to be fluctuations in interest rates and the inherent difficulty of determining the fair value of our investments that do not have a readily available market value. Managing these risks is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. We expect that a large portion of our future portfolio will be comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of February 29, 2008, we had $78.5 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.

In April and May 2007, pursuant to the Facilities, the Company entered into two interest rate cap agreements with notional amounts of $34 million (increased to $40 million in May 2007 at a cost of $12,000) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At February 29, 2008, the aggregate interest rate cap agreement notional amount was $86.6 million.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on our revolving credit facility. Assuming that our investments as of February 29, 2008 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the equity of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO equity, when available.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined. However, additional disclosures will be required about the inputs used to develop the measurements of fair value.

The table below describes the primary considerations made by the board of directors in determining the fair value of our investments for which market quotations are not readily available:

		Percent of Total
	Fair Value	Investments
	($ in thousands)

Third party independent valuation firm	$39,339	22.8%
Market maker, broker quotes	51,505	29.8
Discounted cash flows model	28,915	16.7
Interest rate yield trend analysis	15,355	8.9
Other	176	0.1

Total fair valued investments	$135,290	78.3%

Item 8.	Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

Consolidated Financial Statements

The following financial statements of the Company are filed herewith:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007

Consolidated Statements of Operations for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007

Consolidated Schedule of Investments as of February 29, 2008

Consolidated Statements of Changes in Net Assets for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007

Consolidated Statements of Cash Flows for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007

Notes to Consolidated Financial Statements

Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of GSC Investment Corp.(8)
3.2	Amended and Restated Bylaws of GSC Investment Corp.(9)
4.1	Specimen certificate of GSC Investment Corp.’s common stock, par value $0.0001 per share.(4)
4.2	Registration Rights Agreement dated March 27, 2007 between GSC Investment Corp., GSC CDO III L.L.C., GSCP (NJ) L.P. and the other investors party thereto.(8)
4.3	Form of Dividend Reinvestment Plan.(1)
10.1	Amended and Restated Limited Partnership Agreement of GSC Partners CDO Investors III, L.P. dated August 27, 2001.(2)
10.2	Amended and Restated Limited Partnership Agreement of GSC Partners CDO GP III, L.P. dated October 16, 2001.(2)
10.3	Collateral Management Agreement dated November 5, 2001 among GSC Partners CDO Fund III, Limited and GSCP (NJ), L.P.(2)
10.4	Contribution and Exchange Agreement dated October 17, 2006 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.(1)
10.5	Amendment to the Contribution and Exchange Agreement dated as of March 20, 2007 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.
10.6	Form of Regulations of American Stock Transfer and Trust Company.(3)
10.7	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Peter K. Barker, as director of GSC Investment LLC.(8)
10.8	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as director of GSC Investment LLC.(8)
10.9	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as director of GSC Investment LLC.(8)
10.10	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as director of GSC Investment LLC.(8)
10.11	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Steven M. Looney, as director of GSC Investment LLC.(8)
10.12	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Charles S. Whitman III, as director of GSC Investment LLC.(8)
10.13	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and G. Cabell Williams, as director of GSC Investment LLC.(8)
10.14	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard T. Allorto, Jr., as Chief Financial Officer of GSC Investment LLC.(8)
10.15	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and David L. Goret, as Vice President and Secretary of GSC Investment LLC.(8)
10.16	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Michael J. Monticciolo, as Chief Compliance Officer of GSC Investment LLC.(8)
10.17	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Daniel I. Castro, Jr., as member of the investment committee of GSCP (NJ), LP.(8)
10.18	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as member of the investment committee of GSCP (NJ), LP.(8)
10.19	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as member of the investment committee of GSCP (NJ), LP.(8)
10.20	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as member of the investment committee of GSCP (NJ), LP.(8)

Exhibit
Number	Description

10.21	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas J. Libassi, as member of the investment committee of GSCP (NJ), LP.(8)
10.22	Assignment and Assumption Agreement dated March 20, 2007 among GSCP (NJ), L.P. and GSC Investment LLC.(8)
10.23	Investment Advisory and Management Agreement dated March 21, 2007 between GSC Investment LLC and GSCP (NJ) L.P.(8)
10.24	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association.(8)
10.25	Administration Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.(8)
10.26	Trademark License Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.(8)
10.27	Notification of Fee Reimbursement dated March 21, 2007.(8)
10.28	Portfolio Acquisition Agreement dated March 23, 2007 between GSC Investment Corp. and GSC Partners CDO Fund III, Limited.(8)
10.29	Credit Agreement dated as of April 11, 2007 among GSC Investment Funding LLC, GSC Investment Corp., GSC (NJ), L.P., the financial institutions from time to time party thereto, the commercial paper lenders from time to time party thereto and Deutsche Bank AG, New York Branch.(5)
10.30	Purchase and Sale Agreement between GSC Investment Corp. and GSC Investment Funding LLC dated as of April 11, 2007.(5)
10.31	Amendment No. 1 to Credit Agreement, dated as of May 1, 2007 among GSC Investment Funding LLC, Deutsche Bank AG, New York Branch, GSC Investment Corp., and GSCP (NJ), L.P.(6)
10.32	Credit Agreement dated as of May 1, 2007 among GSC Investment Funding II LLC, GSC Investment Corp., GSC (NJ), L.P., the financial institutions from time to time party thereto, the commercial paper lenders from time to time party thereto and Deutsche Bank AG, New York Branch.(6)
10.33	Purchase Sale Agreement dated as of May 1, 2007 between GSC Investment Funding II LLC and GSC Investment Corp.(6)
10.34	Purchase and Sale Agreement dated as of May 1, 2007 between GSC Investment Corp. and GSC Partners CDO Fund Limited.(6)
10.35	Amendment to Investment Advisory and Management Agreement dated May 23, 2007 between GSC Investment Corp. and GSCP (NJ), L.P.(7)
10.36	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Goret, as member of the disclosure committee of GSC Investment Corp.
10.37	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Rice, as member of the disclosure committee of GSC Investment Corp
14.1	Code of Ethics of the Company adopted under Rule 17j-1.(3)
21.1	List of Subsidiaries.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 2 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007.

(2)	Incorporated by reference to Amendment No. 4 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on February 23, 2007.

(3)	Incorporated by reference to Amendment No. 6 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007.

(4)	Incorporated by reference to GSC Investment Corp’s Registration Statement on Form 8-A, File No. 001-333-76, filed on March 21, 2007.

(5)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 11, 2007.

(6)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated May 1, 2007.

(7)	Incorporated by reference to GSC Investment Corp.’s Form 10-K for the fiscal year ended February 28, 2007, file No. 001-33376

(8)	Incorporated by reference to GSC Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376

(9)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated February 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment Corp.

By	/s/ Thomas V. Inglesby
Thomas V. Inglesby
Director and Chief Executive Officer,
GSC Investment Corp.

Date: May 20, 2008

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Hayden RICHARD M. HAYDEN	Chairman of the Board of Directors	May 20, 2008

/s/ Thomas V. Inglesby THOMAS V. INGLESBY	Director and Chief Executive Officer	May 20, 2008

/s/ Richard T. Allorto, Jr. RICHARD T. ALLORTO, JR.	Chief Financial Officer and Chief Accounting Officer	May 20, 2008

/s/ Robert F. Cummings Jr. ROBERT F. CUMMINGS, JR.	Member of the Board of Directors	May 20, 2008

/s/ Peter K. Barker PETER K. BARKER	Member of the Board of Directors	May 20, 2008

/s/ Steven M. Looney STEVEN M. LOONEY	Member of the Board of Directors	May 20, 2008

/s/ Charles S. Whitman III CHARLES S. WHITMAN III	Member of the Board of Directors	May 20, 2008

/s/ G. Cabell Williams G. CABELL WILLIAMS	Member of the Board of Directors	May 20, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007	F-3
Consolidated Statements of Operations for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-4
Consolidated Schedule of Investments as of February 29, 2008	F-5
Consolidated Statements of Changes in Net Assets for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-8
Consolidated Statements of Cash Flows for the year ended February 29, 2008, and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GSC Investment Corp.

We have audited the accompanying consolidated balance sheets of GSC Investment Corp. (the “Company”) as of February 29, 2008 and February 28, 2007, including the consolidated schedule of investments as of February 29, 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSC Investment Corp. at February 29, 2008 and February 28, 2007, and the consolidated results of their operations, changes in their net assets and their cash flows for the year ended February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007, in conformity with U.S. generally accepted accounting principles.

 Ernst & Young LLP

New York, NY
May 20, 2008

GSC Investment Corp.

Consolidated Balance Sheets

	As of
	February 29, 2008	February 28, 2007

ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $162,888,724)	$143,745,269	$—
Control investments (amortized cost of $30,000,000)	29,075,299	—
Affiliate investments (amortized cost of $0)	16,233	—

Total investments at fair value (amortized cost of $192,888,724 and $0, respectively)	172,836,801	—
Cash and cash equivalents	1,072,641	1,030
Cash and cash equivalents, securitization accounts	14,580,973	—
Outstanding interest rate cap at fair value (cost of $131,000 and $0, respectively)	76,734	—
Interest receivable	2,355,122	—
Due from manager	940,903	—
Management fee receivable	215,914	—
Other assets	39,349	—
Deferred credit facility financing costs, net	723,231	—
Deferred offering costs	—	808,617

Total assets	$192,841,668	$809,647

LIABILITIES
Revolving credit facility	$78,450,000	$—
Payable for unsettled trades	11,329,150	—
Dividend payable	3,233,640	—
Management and incentive fees payable	943,061	—
Accounts payable and accrued expenses	713,422	105,000
Interest and credit facility fees payable	292,307	—
Due to affiliate	11,048	73,810
Accrued offering cost	—	760,000

Total liabilities	$94,972,628	$938,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 67 common shares issued and outstanding, respectively	829	—
Capital in excess of par value	116,218,966	1,000
Accumulated undistributed net investment income	455,576	(130,163)
Accumulated undistributed net realized gain on sale of investments and derivatives	1,299,858	—
Net unrealized depreciation on investments and derivatives	(20,106,189)	—

Total stockholders’ equity (deficit)	97,869,040	(129,163)

Total liabilities and stockholders’ equity	$192,841,668	$809,647

NET ASSET VALUE PER SHARE	$11.80	n/a

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Operations

		For the Period from
		May 12, 2006
	For the Year Ended	(Date of Inception)
	February 29, 2008	to February 28, 2007

INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$20,115,301	$—
Control investments	262,442	—

Total interest and dividend income	20,377,743	—
Interest from cash and cash equivalents	366,312	30
Management fee income	599,476	—
Other income	42,548	—

Total investment income	21,386,079	30

EXPENSES
Interest and credit facility financing expenses	5,031,233	—
Base management fees	2,938,659	—
Professional fees	1,409,806	35,000
Administrator expenses	892,112	—
Incentive management fees	711,363	—
Insurance	586,784	—
Directors fees	313,726	—
General & administrative	261,653	—
Cost of acquiring management contract	144,000	—
Organizational expense	49,542	95,193

Expenses before manager reimbursement	12,338,878	130,193

Expense reimbursement	(1,789,028)	—

Total expenses net of expense reimbursement	10,549,850	130,193

NET INVESTMENT INCOME (LOSS) BEFORE INCOME TAXES	10,836,229	(130,163)
Income tax expense, including excise tax	(88,951)	—

NET INVESTMENT INCOME (LOSS)	10,747,278	(130,163)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments
Non-Control/Non-Affiliate investments	2,707,402	—
Control investments	428,673	—
Affiliate investments	39,147
Net realized gain from derivatives	732,526	—
Net unrealized depreciation on investments	(20,051,923)	—
Net unrealized depreciation on derivatives	(54,266)	—

Net loss on investments	(16,198,441)	—
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(5,451,163)	$(130,163)

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.70)	n/a
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	7,761,965	67

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments
February 29, 2008

						% of
						Stockholders’
Company(a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Non-control/Non-affiliated investments — 146.9%(b)
EuroFresh Inc.(d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	7,000,000	$6,890,639	$3,850,000	3.9%
GFSI Inc(c, d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	8,425,000	8,421,760	8,003,750	8.2%
Key Safety Systems(d)	Automotive	First Lien Term Loan 6.68%, 3/8/2014	2,500,000	1,837,500	1,875,000	1.9%
SILLC Holdings, LLC(c, d)	Automotive	Second Lien Term Loan 9.86%, 5/24/2011	23,049,210	22,865,049	20,283,305	20.7%

		Total Automotive	25,549,210	24,702,549	22,158,305	22.6%

Legacy Cabinets, Inc.(d)	Building Products	First Lien Term Loan 8.56%, 8/18/2012	1,871,500	1,847,290	1,403,625	1.4%
Legacy Cabinets, Inc.(d)	Building Products	Second Lien Term Loan 12.31%, 8/18/2013	2,400,000	2,354,989	1,560,000	1.6%

		Total Building Products	4,271,500	4,202,280	2,963,625	3.0%

Hopkins Manufacturing Corporation(c, d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,245,793	3,152,500	3.2%
Targus Group International, Inc.(d)	Consumer Products	First Lien Term Loan 7.61%, 11/22/2012	3,408,271	3,095,060	2,851,701	2.9%
Targus Group International, Inc.(d)	Consumer Products	Second Lien Term Loan 13.35%, 5/22/2013	5,000,000	4,743,768	4,016,500	4.1%

		Total Consumer Products	11,658,271	11,084,621	10,020,701	10.2%

Affinity Group, Inc.(d)	Consumer Services	First Lien Term Loan 5.62%, 6/24/2009	481,233	449,953	444,371	0.4%
Affinity Group, Inc.(d)	Consumer Services	First Lien Term Loan 5.74%, 6/24/2009	518,767	485,047	479,859	0.5%
CFF Acquisition LLC(c, d)	Consumer Services	First Lien Term Loan 8.77%, 7/31/2013	406,228	406,228	365,605	0.4%

		Total Consumer Services	1,406,228	1,341,228	1,289,835	1.3%

M/C Communications, LLC(c, d)	Education	First Lien Term Loan 5.54%, 12/31/2010	1,736,766	1,571,773	1,545,721	1.6%
Group Dekko(c, d)	Electronics	Second Lien Term Loan 9.38%, 1/20/2012	6,670,000	6,670,000	6,336,500	6.5%
IPC Systems, Inc.(d)	Electronics	First Lien Term Loan 7.09%, 5/31/2014	49,750	44,647	40,497	0.0%

		Total Electronics	6,719,750	6,714,647	6,376,997	6.5%

USS Mergerco, Inc.(c, d)	Environmental	Second Lien Term Loan 9.08%, 6/29/2013	5,960,000	5,827,121	5,066,000	5.2%
Bankruptcy Management Solutions, Inc.(d)	Financial Services	Second Lien Term Loan 9.37%, 7/31/2013	4,937,500	4,902,101	3,555,000	3.6%
Realogy Corp.(d)	Financial Services	First Lien Term Loan 6.11%, 10/10/2013	21,106	19,693	17,746	0.0%
Realogy Corp.(d)	Financial Services	First Lien Term Loan 7.51%, 10/10/2013	78,394	73,147	65,733	0.1%

		Total Financial Services	5,037,000	4,994,941	3,638,479	3.7%

CCM Merger Inc.(d)	Gaming	First Lien Term Loan 6.35%, 7/13/2012	2,000,000	1,670,000	1,730,000	1.8%
IDI Acquisition Corp.(d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,574,228	3,040,000	3.1%
PRACS Institute, LTD(c, d)	Healthcare Services	Second Lien Term Loan 11.41%, 4/17/2013	3,000,000	3,000,000	3,000,000	3.1%

		Total Healthcare Services	6,800,000	6,574,228	6,040,000	6.2%

McMillin Companies LLC(c, d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,194,636	5,912,060	6.0%

						% of
						Stockholders’
Company(a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Asurion Corporation(d)	Insurance	First Lien Term Loan 6.10%, 7/3/2014	2,000,000	1,665,000	1,699,600	1.7%
Worldwide Express Operations, LLC(c, d)	Logistics	First Lien Term Loan 7.89%, 6/30/2013	2,973,362	2,966,658	2,687,919	2.7%
Jason Incorporated(c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	12,000,000	12,000,000	11,712,000	12.0%
Jason Incorporated(c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	3,400,000	3,400,000	3,318,400	3.4%

		Total Manufacturing	15,400,000	15,400,000	15,030,400	15.4%

Blaze Recycling & Metals, LLC(d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,087	2,218,750	2.3%
Elyria Foundry Company, LLC(c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,893,873	2,910,000	3.0%

		Total Metals	5,500,000	5,386,960	5,128,750	5.3%

Grant U.S. Holdings LLP(d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,365,592	5,365,393	4,167,456	4.3%
Edgen Murray II, L.P.(c, d)	Oil and Gas	Second Lien Term Loan 9.32%, 5/11/2015	2,000,000	1,947,348	1,600,000	1.6%
Energy Alloys, LLC(c, d)	Oil and Gas	Second Lien Term Loan 12.15%, 10/5/2012	6,200,000	6,200,000	6,138,000	6.3%

		Total Oil and Gas	8,200,000	8,147,348	7,738,000	7.9%

Atlantis Plastics Films, Inc.(c, d)	Packaging	First Lien Term Loan 8.71%, 9/22/2011	6,516,244	6,491,835	4,298,114	4.4%
Stronghaven, Inc.(c, d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,500,000	2.6%
Terphane Holdings Corp.(c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,853,648	4,447,450	4.5%
Terphane Holdings Corp.(c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,096	4,665,008	4.8%
Terphane Holdings Corp.(c, d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,536	459,500	0.5%

		Total Packaging	19,453,494	19,438,114	16,370,073	16.8%

Advanstar Communications Inc.(d)	Publishing	First Lien Term Loan 7.09%, 5/31/2014	1,990,000	1,516,878	1,492,500	1.5%
Brown Publishing Company(c, d)	Publishing	Second Lien Term Loan 11.09%, 9/19/2014	1,203,226	1,197,520	1,070,871	1.1%
Network Communications, Inc.(c, d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,095,198	4,400,000	4.5%
Penton Media, Inc.(c, d)	Publishing	First Lien Term Loan 5.37%, 2/1/2013	2,962,500	2,134,841	2,325,563	2.4%

		Total Publishing	11,155,726	9,944,437	9,288,934	9.5%

QCE LLC(d)	Restaurants	First Lien Term Loan 7.03%, 5/5/2013	992,443	804,673	859,456	0.9%
Claire’s Stores, Inc.(d)	Retail	First Lien Term Loan 6.47%, 5/29/2014	2,786,000	2,579,717	2,179,209	2.2%

Sub Total Non-control/ Non-affiliated investments				162,888,724	143,745,269	146.9%

Control investments — 29.7%(b)
GSC CDO III, LLC(c, g)	Financial Services	100% membership interest		—	160,153	0.2%
GSC Investment Corp. CLO 2007 LTD.(c, g)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	28,915,146	29.5%

Sub Total Control investments				30,000,000	29,075,299	29.7%

Affiliate investments — 0.0%(b)
GSC Partners CDO GP III, LP(c, f)	Financial Services	6.24% Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS — 176.6%(b)				$192,888,724	$172,836,801	176.6%

Outstanding interest rate cap

						% of
						Stockholders’
	Interest Rate	Maturity	Notional	Cost	Fair Value	Equity

Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$50,703	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	26,031	0.0%

Sub Total Outstanding interest rate cap				$131,000	$76,734	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp.

(b)	Percentages are based on net assets of $97,869,040 as of February 29, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the investment is pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

					Management		Net
				Interest	Fee	Net Realized	Unrealized
Company	Purchases	Redemptions	Sales (Cost)	Income	Income	Gains/(Losses)	Gains/(Losses)

GSC Partners CDO GP III, LP	$2,045,067	$2,084,214	$—	$—	$—	$39,147	$16,233

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting (g) securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

					Management		Net
				Interest	Fee	Net Realized	Unrealized
Company	Purchases	Redemptions	Sales (Cost)	Income	Income	Gains/(Losses)	Gains/(Losses)

GSC Investment Corp. CLO 2007 LTD.	$30,000,000	$—	$—	$262,442	$215,914	$—	$(1,084,854)
GSC CDO III, LLC	$13,574,694	$14,003,367	$—	$—	$—	$428,673	$160,153

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

		For the Period from
		May 12, 2006 (Date
	For the Year Ended	of Inception)
	February 29, 2008	to February 28, 2007

OPERATIONS:
Net investment income (loss)	$10,747,278	$(130,163)
Net realized gain from investments	3,175,222	—
Net realized gain from derivatives	732,526	—
Net unrealized depreciation on investments	(20,051,923)	—
Net unrealized depreciation on derivatives	(54,266)	—

Net decrease in net assets from operations	(5,451,163)	(130,163)

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(12,851,645)	—

Net decrease in net assets from shareholder distributions	(12,851,645)	—

CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net	116,301,011	1,000

Net increase in net assets from capital share transactions	116,301,011	1,000

Total increase (decrease) in net assets	97,998,203	(129,163)
Net assets at beginning of year/period	(129,163)	—

Net assets at end of year/period	$97,869,040	$(129,163)

Net asset value per common share	$11.80	n/a
Common shares outstanding at end of period	8,291,384	67

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Cash Flows

		For the Period from
		May 12, 2006 (Date
	For the Year Ended	of Inception)
	February 29, 2008	to February 28, 2007

Operating activities
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(5,451,163)	$(130,163)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(365,592)	—
Net accretion of discount on investments	(765,255)	—
Amortization of deferred credit facility financing costs	502,468	—
Net realized gain from investments	(3,175,222)	—
Net realized gain from derivatives	(732,526)	—
Net unrealized depreciation on investments	20,051,923	—
Unrealized depreciation on derivatives	54,266	—
Proceeds from sale and redemption of investments	141,772,158	—
Purchase of investments	(314,002,526)	—
(Increase) derease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	(14,580,973)	—
Interest receivable	(2,355,122)	—
Due from manager	(940,903)	—
Management fee receivable	(215,914)	—
Other assets	(39,349)	—
Deferred offering costs	808,617	(808,617)
Payable for unsettled trades	11,329,150	—
Management and incentive fees payable	943,061	—
Accounts payable and accrued expenses	608,422	105,000
Interest and credit facility fees payable	292,307	—
Due to affiliate	(62,762)	73,810
Accrued offering costs	(760,000)	760,000

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(167,084,935)	30

Financing activities
Contribution from member	—	1,000
Issuance of shares of common stock	108,750,000	—
Offering costs and sales load	(8,068,750)	—
Borrowings on debt	167,958,119	—
Paydowns on debt	(89,508,119)	—
Credit facility financing cost	(1,225,699)	—
Cost of interest rate cap	(131,000)	—
Payments of cash dividends	(9,618,005)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	168,156,546	1,000

CHANGE IN CASH AND CASH EQUIVALENTS	1,071,611	1,030
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	1,030	—

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$1,072,641	$1,030

Supplemental Information:
Interest paid during the year/period	$4,236,458	n/a
Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC CDO III, LLC and GSC Partners CDO GP III, L.P.	$15,619,761	n/a
Paid-in-kind interest income	$365,592	n/a
Net accretion of discount on investments	$765,255	n/a
Amortization of deferred credit facility financing costs	$502,468	n/a

See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

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

On March 21, 2007,the Company was incorporated in and concurrently, the LLC was merged with and into the Company in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding common share of the LLC was converted into an equivalent number of shares of common stock of the Company and the Company is the surviving entity.

We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (individually and collectively with its affiliates, “GSC Group” or the “Manager”), pursuant to an investment advisory and management agreement.

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its special purpose financing subsidiaries, GSC Investment Funding, LLC and GSC Investment Funding II, LLC. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we” and “us” in the financial statements are encompassing of these consolidated subsidiaries, except as stated otherwise.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

Cash and cash equivalents, Securitization Accounts

Cash and cash equivalents, securitization accounts includes amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on securitized investments or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts in accordance with the related securitization agreements. Cash held in such accounts may not be available for the general use of the Company.

Risk Management

In the ordinary course of its business, the Company manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices. Credit risk is the risk of default or non-performance by portfolio companies equivalent to the investment’s carrying amount.

The Company is also exposed to credit risk related to maintaining all of its cash and cash equivalents including those in securitization accounts at a major financial institution and credit risk related to the derivative counterparty.

The Company has investments in lower rated and comparable quality unrated high yield bonds and bank loans. Investments in high yield investments are accompanied by a greater degree of credit risk. The risk of loss due to default by the issuer is significantly greater for holders of high yield securities, because such investments are generally unsecured and are often subordinated to other creditors of the issuer.

Investment Classification

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

Investment Valuation

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the consolidated balance sheet.

Investments for which market quotations are readily available are valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available as stated above at fair value as determined in good faith by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management;

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually;

•	The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discuss the valuations and determine the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.

Our equity investment in GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO equity, when available, as determined by our investment advisor and recommended to our board of directors.

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

Derivative Financial Instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FAS 133”) as amended. FAS 133 requires recognizing all derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.

Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments. At February 29, 2008, no investments were being accounted for on a non-accrual basis.

Interest income on our investment in GSCIC CLO is recorded using the effective interest method in accordance with the provision of EITF 99-20, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Paid-in-Kind Interest

The Company includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind interest (“PIK”), which represents contractually deferred interest added to the investment balance that is generally due at maturity. We stop accruing PIK if we do not expect the issuer to be able to pay all principal and interest when due.

Organizational Expenses

Organizational expenses consist principally of professional fees incurred in connection with the organization of the Company and have been expensed as incurred.

Organizational expenses of $95,193 for the period ended February 28, 2007 consisted principally of professional fees incurred in connection with the organization of the LLC. The Manager had agreed to pay organizational expenses on behalf of the LLC, and to be subsequently reimbursed through the proceeds of the IPO. There were additional organizational expenses incurred during the year ended February 29, 2008 of $49,542. The Manager has been reimbursed for $26,673 of the organizational expenses, the remaining are paid directly by the Company.

Offering Costs

Offering costs consist principally of legal fees incurred by the Company related to the Company’s IPO that was completed on March 28, 2007. These offering costs were charged directly against capital and are limited to $1 million. All offering costs in excess of $1 million were paid by the Manager. As of February 29, 2008, the Company incurred $1.4 million relating to offering costs of which the Manager has reimbursed the Company $0.4 million. As of February 28, 2007, the LLC had accrued and deferred $0.8 million relating to offering costs.

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with each respective credit facility have been deferred and are being amortized using the straight line method over the life of each respective facility.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended February 29, 2008 provisions of $88,951 were recorded for Federal excise taxes. As of February 29, 2008, the entire $88,951 was unpaid and included in accounts payable on the accompanying consolidated balance sheet. This amount was paid subsequent to year end.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. If the Company’s common stock is trading below net asset value at the time of valuation, the plan administrator will receive the dividend or distribution in cash and will purchase common stock in the open market, on the New York Stock Exchange or elsewhere, for the account of each Participant.

New Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined. However, additional disclosures will be required about the inputs used to develop the measurements of fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. FAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in FAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. At this time, the Company is evaluating the implications of FAS No. 159, and its impact in the consolidated financial statements has not yet been determined.

Note 3.	Investments

The composition of our investments as of February 29, 2008, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at		Fair Value
	Amortized	Investments	Percentage of
	Cost	at Fair Value	Total Portfolio

First lien term loans	$29,660	$26,362	15.25%
Second lien term loans	70,819	62,446	36.13
Senior secured notes	35,024	31,657	18.32
Unsecured notes	27,386	23,281	13.47
Structured Finance Securities	30,000	28,915	16.73
Equity/limited partnership interest	0	176	0.10

Total	$192,889	$172,837	100.0%

As of February 29, 2008, $135.3 million or 78% of the total value of our investments were fair valued by our board of directors in accordance with our valuation policy described in Note 2. All of our investments are in below investment grade securities and loans.

Note 4.	Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the year ended February 29, 2008, we accrued $0.2 million in management fees and $0.3 million in interest income. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

Note 5.	Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100% of GSC Investment Corp. CLO 2007, Ltd. (“CLO”), an Exempted Company incorporated in the Cayman Islands. For financial reporting purposes, the CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the CLO is treated as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the CLO are included with those of the Company.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended February 29, 2008, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax and meals & entertainment, tax character of distributions and the tax treatment of derivaties as follows (dollars in thousands):

Accumulated net investment income/(loss)	$1,197
Accumulated net realized gains (losses) on investments	(1,115)
Additional paid-in-capital	(82)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2007 was as follows (dollars in thousands):

Ordinary income(a)	$12,483
Capital gains	369
Return of capital	—

Total	$12,852

(a)	Ordinary income is reported on Form 1099-DIV as non-qualified.

For federal income tax purposes, the cost of investments owned at February 29, 2008 was $513 million.

At February 28, 2008, the components of distributable earnings on a tax basis as detailed below differ from the amounts reflected per the Company’s Statement of Assets and Liabilities by temporary book/tax differences primarily arising from the consolidation of the CLO for tax purposes, market discount and original issue discount income and amortization of organizational expenditures (dollars in thousands).

Accumulated capital gains/(losses)	$—
Other temporary differences	(3,283)
Undistributed ordinary income	5,091
Unrealized depreciation	(35,226)

Components of distributable earnings	$(33,418)

Note 6.	Agreements

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

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income (not including excise taxes), expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser receives no incentive fee unless our pre-incentive fee net investment income, as defined above, exceeds the hurdle rate of 1.875%. Amounts received as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

The second, payable at the end of each fiscal year equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of such incentive fees paid to the investment adviser through such date.

For the year ended February 29, 2008, we incurred $2.9 million in base management fees and $0.7 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 29, 2008, we incurred no incentive management fees related to net realized capital gains. As of February 29, 2008, $0.8 million of base management fees and $0.1 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.

For the year ended February 29, 2008, our investment advisor incurred, on our behalf, $48,629 in expenses related to the monitoring and due diligence of the Company’s investments and prospective investments which are reimbursable under the management agreement. As of February 29, 2008, $11,048 was unpaid and included in due to affiliate in the accompanying consolidated balance sheet.

On March 21, 2007, the Company entered into a separate administration agreement (the “Administration Agreement”) with GSC Group, pursuant to which GSC Group, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. Our allocable portion is based on the proportion that our total assets bears to the total assets or a subset of total assets administered by our administrator.

For the year ended February 29, 2008, we accrued $0.9 million of administrator expenses pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the year ended February 29, 2008, we have recorded $0.9 million in expense reimbursement under the Administration Agreement in the accompanying consolidated statement of operations.

On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. For the year ended February 29, 2008, we have recorded $0.9 million in expense reimbursement under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations. As of February 29, 2008, $0.9 million of such expense reimbursement was due from the Manager. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.

Note 7.	Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. We also pay an unused commitment fee equal to 0.225% payable monthly. As of February 29, 2008, there was $78.5 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. For the year ended February 29, 2008, we recorded $4.0 million of interest expense and $0.2 million of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 4.22 to 6.44%.

On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets were pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. For the year ended February 29, 2008, we recorded $0.6 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Term Facility.

Each of the Facilities contain limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, payment frequency and status, average life, collateral interests and investment ratings. The Facilities also include certain requirements relating to portfolio performance the violation of which could result in the early amortization of the Facilities, limit further advances (in the case of the Revolving Facility) and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

On December 12, 2007, the Company consolidated its Facilities by using the proceeds of a draw under the Revolving Facility to repay and terminate the Term Facility and transferring all assets in GSC Funding II to GSC Funding. The Company’s aggregate indebtedness and cost of funding were unchanged as a result of this consolidation. In connection with the termination of the Term Facility, the Company expensed $0.3 million of unamortized deferred financing costs.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, GSC Funding and GSC Funding II entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007 GSC Funding increased the notional under its agreement from $34 million to $40 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013 respectively. These interest rate caps are treated as free-standing derivatives under FAS 133 and are presented at their fair value on the consolidated balance sheet and changes in their fair value are included on the consolidated statement of operations.

The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of February 29, 2008 we did not receive any such payments as the LIBOR has not exceeded 8%. At February 29, 2008, the total notional outstanding for the interest rate caps was $86.6 million with an aggregate fair value of $0.1 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated balance sheet. For the year ended February, 29, 2008, the Company recorded $0.05 million of unrealized depreciation on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of February 29, 2008 (dollars in thousands):

			Interest		Fair
Instrument	Type	Notional	Rate	Maturity	Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$51
Interest Rate Cap	Free Standing Derivative	46,637	8.0	Nov 2013	26

	Net fair value				$77

Note 9.	Warehouse Agreement — Off Balance Sheet Agreement

On November 2, 2007, the Company engaged an investment bank to structure and raise a collateralized loan obligations fund (“CLO Fund”) in which the Company will be the portfolio manager and sole equity investor.

Simultaneously, the Company entered into a warehouse agreement with an affiliate of the investment bank (the “Warehouse Provider”) under which the Warehouse Provider agreed to purchase assets identified by the Company for resale to the CLO Fund on the CLO Fund closing date. As a condition of the warehouse financing, the Company agreed to pledge cash collateral to the Warehouse Provider in an amount equal to 15% of the purchase price of the warehoused assets up to $30 million to cover realized losses (if any) on the portfolio prior to the sale of the portfolio to the CLO Fund. In return, the Company received all interest income and realized gains from the warehoused assets less expenses, including financing charges paid to the warehouse provider, and realized losses. The warehouse arrangements were terminated when the GSCIC CLO closed on January 22, 2008. For the year ended February 29, 2008, we recorded $0.7 million of net realized gain in connection with our investment in the warehousing arrangement.

Note 10.	Directors Fees

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

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the year ended February 29, 2008 we accrued $0.3 million for directors fees expense and $10,226 for reimbursement of out-of-pocket expenses. As of February 29, 2008, $23,000 in directors fees expense was unpaid and included in accounts payable and accrued expenses in the consolidated balance sheet. As of February 29, 2008, we had not issued any common stock to our directors as compensation for their services.

Note 11.	Stockholders’ Equity

On May 16, 2006, GSC Group capitalized the LLC, by contributing $1,000 in exchange for 67 shares, constituting all of the issued and outstanding shares of the LLC.

On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. At this time, the 67 shares owned by GSC Group in the LLC were exchanged for 67 shares of GSC Investment Corp.

On March 28, 2007, the Company completed its IPO of 7,250,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of $7.1 million in underwriter’s discount and commissions, and $1.0 million in offering costs, were $100.7 million.

Note 12.	Earnings Per Share

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the year ended February 29, 2008 (dollars in thousands except per share amounts):

Basic and diluted
Net decrease in net assets from operations	$(5,451)
Weighted average common shares outstanding	7,761,965
Earnings per common share-basic and diluted	$(0.70)

Note 13.	Dividend

The following table summarizes dividends declared during the 2008 fiscal year (dollars in thousands except per share amounts):

			Amount per
Date Declared	Record Date	Payment Date	Share*	Total Amount

May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990
August 14, 2007	August 24, 2007	August 31, 2007	0.36	2,985
November 15, 2007	November 30, 2007	December 3, 2007	0.38	3,151
December 28, 2007	January 18, 2008	January 28, 2008	0.18	1,492
February 20, 2008	February 29, 2008	March 10, 2008	0.39	3,234

Total dividends declared			$1.55	$12,852

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Financial Highlights

The following is a schedule of financial highlights for the period from commencement operations/IPO (March 23, 2008) to February 29, 2008:

Per share data:
Public offering cost at IPO, March 23, 2008	$15.00
Sales load	(0.85)
Offering cost	(0.12)

Net asset value at IPO	14.03
Net investment income(1)	1.30
Net realized gains on investments and derivatives	0.47
Net unrealized depreciation on investments and derivatives	(2.45)*

Net decrease in stockholders’ equity	(0.68)
Distributions declared from net investment income	(1.37)
Distributions declared from net realized capital gains	(0.18)

Total distributions to stockholders	(1.55)

Net asset value at end of period	$11.80

Net assets at end of period	$97,869,040
Shares outstanding during of period	8,291,384
Per share market value at end of period	$11.04
Total return based on market value(2)	(16.07)%
Total return based on net asset value(3)	(11.00)%

*	Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.

Ratio/Supplemental data:
Ratio of net investment income to average net assets(4)	8.11%
Ratio of operating expenses to average net assets(4)	5.91%
Ratio of incentive management fees to average net assets	0.64%
Ratio of credit facility related expenses to average net assets	4.51%
Ratio of total expenses to average net assets(4)	11.05%

(1)	Net investment income excluding expense reimbursement equals $1.08 per share.

(2)	For the year ended February 29, 2008, the total return based on market value equals the decrease in market value at February 29, 2008, of $3.96 per share over the IPO offering price per share at March 23, 2007, of $15.00, plus the declared dividends of $0.24, $0.36, $0.38, $0.18, and $0.39 per share for stockholders of record on May 29, 2007, August 24, 2007, November 30, 2007, January 18, 2008, and February 29, 2008, respectively, divided by the IPO offering price per share. Total return based on market value is not annualized.

(3)	For the year ended February 29, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividends of $0.24, $0.36, $0.38, $0.18, and $0.39 per share for stockholders of record on May 29, 2007, August 24, 2007, November 30, 2007, January 18, 2008, and February 29, 2008, respectively, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the year ended February 29, 2008, incorporating the expense reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.63%, 4.31%, and 9.45%, respectively.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Related Party Transactions

As of February 28, 2007, the due to affiliate balance of $0.1 million included amounts paid by the Manager on behalf of the LLC for certain organizational expenses and offering costs. The amount was paid to the Manager subsequent to the IPO.

On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of February 29, 2008, the fair value of the general partnership interest and limited partnership interest is $0.2 million.

On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of February 29, 2008, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.

On January 22, 2008, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. We do not expect to enter into additional collateral management agreements in the near future.

Note 16.	Selected Quarterly Data (Unaudited)

	2008
	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	($ in thousands, except per share numbers)

Interest and related portfolio income	$5,520	$5,882	$5,882	$4,102
Net investment income	2,562	3,070	3,157	1,958
Net realized and unrealized gain (loss)	(11,972)	(2,009)	(3,939)	1,722
Net increase (decrease) in net assets resulting from operations	(9,410)	1,061	(782)	3,680
Net investment income per common share at end of each quarter	$0.32	$0.37	$0.38	$0.23
Net realized and unrealized gain (loss) per common share at end of each quarter	$(1.46)	$(0.24)	$(0.47)	$0.21
Dividends declared per common share	$0.57	$0.38	$0.36	$0.24
Net asset value per common share	$11.80	$13.51	$13.76	$14.21

Note 17.	Subsequent Events

For all of our senior secured notes issued by Terphane Holdings, Corp. we have identified trades in the market subsequent to year end at amounts significantly below our year end carrying values. At year end these notes were fair valued in accordance with our valuation policy for investments for which market quotations are not readily available as discussed in Note 2. These notes had been determined to have an aggregate fair value of $9.6 million. as of year end. If we were to value our investment in the notes solely based upon the limited market quotations available as of May 16, 2008, the carrying value of our investment in such notes would be $6.3 million.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 2008, Advantage Partners, LLP, an Asia-based private equity firm (“Advantage”), and GST AutoLeather, Inc., (“GST”), a subsidiary of SILLC, announced that Advantage was purchasing GST from SILLC. In May 2008, we received a notification of repayment, at par, of the SILLC Second Lien Term Loan on May 23, 2008. This repayment will result in the reversal of $2.6 million unrealized depreciation we recorded for the year ended February 29, 2008 and a realized gain of $2.0 million.