Form 10-Q
period 2008-05-31
GSC INVESTMENT CORP.
filed 2008-07-15
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The number of outstanding common shares of the registrant as of July 10, 2008 was 8,291,384.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GSC Investment Corp.
Consolidated Balance Sheets

	As of
	May 31, 2008	February 29, 2008
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $146,510,329 and $162,888,724, respectively)	$127,162,754	$143,745,269
Control investments (amortized cost of $30,000,000 and $30,000,000, respectively)	29,194,602	29,075,299
Affiliate investments (amortized cost of $0 and $0, respectively)	16,233	16,233

Total investments at fair value (amortized cost of $176,510,329 and $192,888,724, respectively)	156,373,589	172,836,801
Cash and cash equivalents	1,963,407	1,072,641
Cash and cash equivalents, securitization accounts	10,120,045	14,580,973
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	64,735	76,734
Interest receivable	3,710,453	2,355,122
Due from manager	44,567	940,903
Management fee receivable	738,653	215,914
Other assets	89,508	39,349
Receivable from unsettled trades	493,125	—
Deferred credit facility financing costs, net	678,784	723,231

Total assets	$174,276,866	$192,841,668

LIABILITIES
Revolving credit facility	$60,650,000	$78,450,000
Payable for unsettled trades	10,996,930	11,329,150
Dividend payable	3,233,640	3,233,640
Management and incentive fees payable	1,088,606	943,061
Accounts payable and accrued expenses	586,418	713,422
Interest and credit facility fees payable	245,388	292,307
Due to manager	29,236	11,048

Total liabilities	$76,830,218	$94,972,628

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,218,966	116,218,966
Accumulated undistributed net investment income	417,409	455,576
Accumulated undistributed net realized gain from investments and derivatives	1,012,448	1,299,858
Net unrealized depreciation on investments and derivatives	(20,203,004)	(20,106,189)

Total stockholders’ equity	97,446,648	97,869,040

Total liabilities and stockholders’ equity	$174,276,866	$192,841,668

NET ASSET VALUE PER SHARE	$11.75	$11.80

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months	For the three months
	ended May 31, 2008	ended May 31, 2007
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$4,459,124	$3,680,845
Control investments	635,386	—

Total interest income	5,094,510	3,680,845
Interest from cash and cash equivalents	66,689	21,051
Management fee income	522,739	383,562
Other income	31,423	16,603

Total investment income	5,715,361	4,102,061

EXPENSES
Interest and credit facility financing expenses	833,198	720,765
Base management fees	748,499	360,488
Professional fees	345,459	542,616
Administrator expenses	248,398	—
Incentive management fees	340,107	359,368
Insurance	167,486	118,041
Directors fees	66,609	96,090
General & administrative	65,037	45,692
Other expense	3,208	—
Cost of acquiring management contract	—	144,000
Organizational expense	—	22,868

Expenses before manager expense waver and reimbursement	2,818,001	2,409,928

Expense waver and reimbursement	(298,113)	(265,766)

Total expenses net of expense waver and reimbursement	2,519,888	2,144,162

NET INVESTMENT INCOME	3,195,473	1,957,899

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(287,410)	1,021,068
Net unrealized appreciation/(depreciation) on investments	(84,817)	750,801
Net unrealized depreciation on derivatives	(11,998)	(50,020)

Net gain/(loss) on investments	(384,225)	1,721,849

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,811,248	$3,679,748

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.59

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	6,218,763
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
May 31, 2008
(Unaudited)

						% of
						Stockholders’
Company (a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Non-control/Non-affiliated investments - 130.5% (b)

Decrane Aircraft Holdings, Inc. (c, d)	Aerospace and Defense	Second Lien Term Loan 12.37%, 2/21/2014	$4,000,000	$3,700,000	$3,600,000	3.7%

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	7,000,000	6,894,636	4,585,000	4.7%

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	7,425,000	7,425,000	6,905,250	7.1%

Key Safety Systems (d)	Automotive	First Lien Term Loan 4.94%, 3/8/2014	1,493,703	1,107,649	1,214,828	1.2%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 6.50%, 8/18/2012	1,866,750	1,843,934	1,306,725	1.3%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 7.50%, 8/18/2013	2,400,000	2,356,654	1,440,000	1.5%

		Total Building Products	4,266,750	4,200,588	2,746,725	2.8%

Hopkins Manufacturing Corporation (c, d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,246,065	3,087,500	3.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 7.06%, 11/22/2012	3,122,943	2,859,522	2,498,354	2.6%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 11.35%, 5/22/2013	5,000,000	4,751,718	3,650,000	3.7%

		Total Consumer Products	11,372,943	10,857,305	9,235,854	9.5%

CFF Acquisition LLC (c, d)	Consumer Services	First Lien Term Loan 6.41%, 7/31/2013	397,886	397,886	358,098	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 5.43%, 12/31/2010	1,715,473	1,564,727	943,510	1.0%

Advanced Lighting Technologies, Inc. (c, d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,740,000	1,800,000	1.9%

Group Dekko (c, d)	Electronics	Second Lien Term Loan 8.64%, 1/20/2012	6,670,000	6,670,000	6,136,400	6.3%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 4.95%, 5/31/2014	49,625	44,740	38,211	0.0%

		Total Electronics	8,719,625	8,454,740	7,974,611	8.2%

USS Mergerco, Inc. (c, d)	Environmental	Second Lien Term Loan 6.95%, 6/29/2013	5,960,000	5,831,901	4,768,000	4.9%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.63%, 7/31/2013	4,925,000	4,891,145	3,718,375	3.8%

Big Train, Inc. (c, d)	Food and Beverage	First Lien Term Loan 6.88%, 3/31/2012	2,628,155	1,638,167	1,813,427	1.9%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,587,087	3,040,000	3.1%

PRACS Institute, LTD (c, d)	Healthcare Services	Second Lien Term Loan 9.57%, 4/17/2013	4,093,750	4,039,063	4,093,750	4.2%

		Total Healthcare Services	7,893,750	7,626,150	7,133,750	7.3%

McMillin Companies LLC (c, d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,219,630	6,198,500	6.4%

Asurion Corporation (d)	Insurance	First Lien Term Loan 5.78%, 7/3/2014	2,000,000	1,674,242	1,863,200	1.9%

Worldwide Express Operations, LLC (c, d)	Logistics	First Lien Term Loan 6.97%, 6/30/2013	2,843,712	2,837,604	2,570,716	2.6%

						% of
						Stockholders’
Company (a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Jason Incorporated (c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	11,712,000	12.0%

Jason Incorporated (c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,659,200	1.7%

		Total Manufacturing	13,700,000	13,700,000	13,371,200	13.7%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,394	2,375,000	2.4%

Elyria Foundry Company, LLC (c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,896,355	2,697,000	2.8%

Elyria Foundry Company, LLC (c, d)	Metals	Warrants	—	—	250,620	0.3%

		Total Metals	5,500,000	5,389,749	5,322,620	5.5%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,859,430	2,946,870	3.0%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,666,022	5,665,832	4,277,847	4.4%

		Total Natural Resources	8,614,662	8,525,262	7,224,717	7.4%

Edgen Murray II, L.P. (c, d)	Oil and Gas	Second Lien Term Loan 8.94%, 5/11/2015	2,000,000	1,948,516	1,670,000	1.7%

Energy Alloys, LLC (c, d)	Oil and Gas	Second Lien Term Loan 11.50%, 10/5/2012	6,200,000	6,200,000	5,859,000	6.0%

		Total Oil and Gas	8,200,000	8,148,516	7,529,000	7.7%

Atlantis Plastics Films, Inc. (d)	Packaging	First Lien Term Loan 7.44%, 9/22/2011	6,499,493	6,476,904	3,964,690	4.1%

Stronghaven, Inc. (c, d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,475,000	2.5%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,854,132	3,443,500	3.5%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,049	3,611,948	3.7%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,822	355,000	0.4%

		Total Packaging	19,436,743	19,423,907	13,850,138	14.2%

Custom Direct, Inc. (c, d)	Printing	First Lien Term Loan 5.45%, 12/31/2013	2,294,250	1,762,662	1,835,400	1.9%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 4.92%, 5/31/2014	1,985,000	1,524,815	1,588,000	1.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.39%, 6/24/2009	479,990	454,113	453,591	0.5%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.39%, 6/24/2009	517,028	489,060	488,591	0.5%

Brown Publishing Company (c, d)	Publishing	Second Lien Term Loan 9.89%, 9/19/2014	1,203,226	1,197,739	1,070,871	1.1%

Network Communications, Inc. (c, d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,093,732	3,825,000	3.9%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.14%, 2/1/2013	4,940,038	3,609,404	4,013,782	4.1%

		Total Publishing	14,125,282	12,368,863	11,439,835	11.7%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 10.52%, 9/30/2013	1,000,000	870,000	960,000	1.0%

Sub Total Non-control/Non-affiliated investments				146,510,329	127,162,754	130.5%

Control investments - 0.2% (b)

GSC CDO III, LLC (c, h)	Financial Services	100% membership interest		—	160,153	0.2%

						% of
						Stockholders’
Company (a)	Industry	Investment	Principal	Cost	Fair Value	Equity

GSC Investment Corp. CLO 2007 LTD. (c, f, h)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	29,034,449	29.8%

Sub Total Control investments				30,000,000	29,194,602	30.0%

Affiliate investments - 0.0% (b)
GSC Partners CDO GP III, LP (c, g)	Financial Services	6.24% Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS - 160.5% (b)				$176,510,329	$156,373,589	160.5%

						% of
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Stockholders’ Equity

Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$41,925	0.0%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	22,810	0.0%

Sub Total Outstanding interest rate cap				$131,000	$64,735	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., GSC CDO III LLC, and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $97,446,648 as of May 31, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	20.36% represents the modeled effective interest rate that will be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

					Interest	Management	Net Realized	Net unrealized
Company	Purchases		Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP		$—	$—	$—	$—	$—	$—	$—

(h)   As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

					Interest	Management	Net Realized	Net unrealized
Company	Purchases		Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	—	—	$—	$—	$635,386	$522,739	$—	$119,303
GSC CDO III, LLC		$—	$—	$—	$—	$—	$—	$—
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
February 29, 2008

						% of
						Stockholders’
Company (a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Non-control/Non-affiliated investments - 146.9% (b)

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	$7,000,000	$6,890,639	$3,850,000	3.9%

GFSI Inc (c, d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	8,425,000	8,421,760	8,003,750	8.2%

Key Safety Systems (d)	Automotive	First Lien Term Loan 6.68%, 3/8/2014	2,500,000	1,837,500	1,875,000	1.9%

SILLC Holdings, LLC (c, d)	Automotive	Second Lien Term Loan 9.86%, 5/24/2011	23,049,210	22,865,049	20,283,305	20.7%

		Total Automotive	25,549,210	24,702,549	22,158,305	22.6%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 8.56%, 8/18/2012	1,871,500	1,847,290	1,403,625	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 12.31%, 8/18/2013	2,400,000	2,354,989	1,560,000	1.6%

		Total Building Products	4,271,500	4,202,280	2,963,625	3.0%

Hopkins Manufacturing Corporation (c, d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,245,793	3,152,500	3.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 7.61%, 11/22/2012	3,408,271	3,095,060	2,851,701	2.9%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 13.35%, 5/22/2013	5,000,000	4,743,768	4,016,500	4.1%

		Total Consumer Products	11,658,271	11,084,621	10,020,701	10.2%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.62%, 6/24/2009	481,233	449,953	444,371	0.4%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.74%, 6/24/2009	518,767	485,047	479,859	0.5%

CFF Acquisition LLC (c, d)	Consumer Services	First Lien Term Loan 8.77%, 7/31/2013	406,228	406,228	365,605	0.4%

		Total Consumer Services	1,406,228	1,341,228	1,289,835	1.3%

M/C Communications, LLC (c, d)	Education	First Lien Term Loan 5.54%, 12/31/2010	1,736,766	1,571,773	1,545,721	1.6%

Group Dekko (c, d)	Electronics	Second Lien Term Loan 9.38%, 1/20/2012	6,670,000	6,670,000	6,336,500	6.5%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 7.09%, 5/31/2014	49,750	44,647	40,497	0.0%

		Total Electronics	6,719,750	6,714,647	6,376,997	6.5%

USS Mergerco, Inc. (c, d)	Environmental	Second Lien Term Loan 9.08%, 6/29/2013	5,960,000	5,827,121	5,066,000	5.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 9.37%, 7/31/2013	4,937,500	4,902,101	3,555,000	3.6%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 6.11%, 10/10/2013	21,106	19,693	17,746	0.0%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 7.51%, 10/10/2013	78,394	73,147	65,733	0.1%

		Total Financial Services	5,037,000	4,994,941	3,638,479	3.7%

CCM Merger Inc. (d)	Gaming	First Lien Term Loan 6.35%, 7/13/2012	2,000,000	1,670,000	1,730,000	1.8%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,574,228	3,040,000	3.1%

PRACS Institute, LTD (c, d)	Healthcare Services	Second Lien Term Loan 11.41%, 4/17/2013	3,000,000	3,000,000	3,000,000	3.1%

		Total Healthcare Services	6,800,000	6,574,228	6,040,000	6.2%

McMillin Companies LLC (c, d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,194,636	5,912,060	6.0%

Asurion Corporation (d)	Insurance	First Lien Term Loan 6.10%, 7/3/2014	2,000,000	1,665,000	1,699,600	1.7%

Worldwide Express Operations, LLC (c, d)	Logistics	First Lien Term Loan 7.89%, 6/30/2013	2,973,362	2,966,658	2,687,919	2.7%

Jason Incorporated (c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	12,000,000	12,000,000	11,712,000	12.0%

Jason Incorporated (c, d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	3,400,000	3,400,000	3,318,400	3.4%

		Total Manufacturing	15,400,000	15,400,000	15,030,400	15.4%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,087	2,218,750	2.3%

Elyria Foundry Company, LLC (c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,893,873	2,910,000	3.0%

		Total Metals	5,500,000	5,386,960	5,128,750	5.3%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,365,592	5,365,393	4,167,456	4.3%

						% of
						Stockholders’
Company (a)	Industry	Investment	Principal	Cost	Fair Value	Equity

Edgen Murray II, L.P. (c, d)	Oil and Gas	Second Lien Term Loan 9.32%, 5/11/2015	2,000,000	1,947,348	1,600,000	1.6%

Energy Alloys, LLC (c, d)	Oil and Gas	Second Lien Term Loan 12.15%, 10/5/2012	6,200,000	6,200,000	6,138,000	6.3%

		Total Oil and Gas	8,200,000	8,147,348	7,738,000	7.9%

Atlantis Plastics Films, Inc. (c, d)	Packaging	First Lien Term Loan 8.71%, 9/22/2011	6,516,244	6,491,835	4,298,114	4.4%

Stronghaven, Inc. (c, d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,500,000	2.6%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,853,648	4,447,450	4.5%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,096	4,665,008	4.8%

Terphane Holdings Corp. (c, d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,536	459,500	0.5%

		Total Packaging	19,453,494	19,438,114	16,370,073	16.8%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 7.09%, 5/31/2014	1,990,000	1,516,878	1,492,500	1.5%

Brown Publishing Company (c, d)	Publishing	Second Lien Term Loan 11.09%, 9/19/2014	1,203,226	1,197,520	1,070,871	1.1%

Network Communications, Inc. (c, d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,095,198	4,400,000	4.5%

Penton Media, Inc. (c, d)	Publishing	First Lien Term Loan 5.37%, 2/1/2013	2,962,500	2,134,841	2,325,563	2.4%

		Total Publishing	11,155,726	9,944,437	9,288,934	9.5%

QCE LLC (d)	Restaurants	First Lien Term Loan 7.03%, 5/5/2013	992,443	804,673	859,456	0.9%

Claire’s Stores, Inc. (d)	Retail	First Lien Term Loan 6.47%, 5/29/2014	2,786,000	2,579,717	2,179,209	2.2%

Sub Total Non-control/Non-affiliated investments				162,888,724	143,745,269	146.9%

Control investments - 29.7% (b)

GSC CDO III, LLC (c, g)	Financial Services	100% membership interest		—	160,153	0.2%

GSC Investment Corp. CLO 2007 LTD. (c, g)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	28,915,146	29.5%

Sub Total Control investments				30,000,000	29,075,299	29.7%

Affiliate investments - 0.0% (b)
GSC Partners CDO GP III, LP (c, f)	Financial Services	6.24% Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS - 176.6% (b)				$192,888,724	$172,836,801	176.6%

						% of
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Stockholders’ Equity

Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$50,703	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	26,031	0.0%

Sub Total Outstanding interest rate cap				$131,000	$76,734	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp.

(b)	Percentages are based on net assets of $97,869,040 as of February 29, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the investment is pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$2,045,067	$2,084,214	$—	$—	$—	$39,147	$16,233

(g)   As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$30,000,000	$—	$—	$262,442	$215,914	$—	$(1,084,854)
GSC CDO III, LLC	$13,574,694	$14,003,367	$—	$—	$—	$428,673	$160,153
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the three months ended	For the three months ended
	May 31, 2008	May 31, 2007
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$3,195,473	$1,957,899
Net realized gain/(loss) from investments	(287,410)	1,021,068
Net unrealized appreciation/(depreciation) on investments	(84,817)	750,801
Net unrealized depreciation on derivatives	(11,998)	(50,020)

Net increase in net assets from operations	2,811,248	3,679,748

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(3,233,640)	(1,989,932)

Net decrease in net assets from shareholder distributions	(3,233,640)	(1,989,932)

CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net	—	116,301,011

Net increase in net assets from capital share transactions	—	116,301,011

Total increase/(decrease) in net assets	(422,392)	117,990,827
Net assets at beginning of period	97,869,040	(129,163)

Net assets at end of period	$97,446,648	$117,861,664

Net asset value per common share	$11.75	$14.21
Common shares outstanding at end of period	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the three months	For the three months
	ended May 31, 2008	ended May 31, 2007
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$2,811,248	$3,679,748
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(300,430)	—
Net accretion of discount on investments	(292,704)	(376,683)
Amortization of deferred credit facility financing costs	44,447	30,452
Net realized (gain) loss from investments	287,410	(1,021,068)
Net unrealized (appreciation) depreciation on investments	84,817	(750,801)
Unrealized depreciation on derivatives	11,998	50,020
Proceeds from sale and redemption of investments	32,938,412	46,987,424
Purchase of investments	(16,254,292)	(238,030,678)
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	4,460,928	(3,590,672)
Interest receivable	(1,355,331)	(4,441,802)
Due from manager	896,336	(747,472)
Management fee receivable	(522,739)	—
Other assets	(50,159)	(976,132)
Receivable from unsettled trades	(493,125)	(410,586)
Deferred offering costs	—	808,617
Payable for unsettled trades	(332,220)	—
Management and incentive fees payable	145,545	719,856
Accounts payable and accrued expenses	(127,004)	449,550
Interest and credit facility fees payable	(46,919)	690,312
Due to manager	18,188	—
Accrued offering costs	—	(493,117)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	21,924,406	(197,423,032)

Financing activities
Issuance of shares of common stock	—	108,750,000
Offering costs and sales load	—	(8,068,750)
Borrowings on debt	2,200,000	114,708,119
Paydowns on debt	(20,000,000)	(14,500,000)
Credit facility financing cost	—	(1,202,064)
Payments of cash dividends	(3,233,640)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(21,033,640)	199,687,305

CHANGE IN CASH AND CASH EQUIVALENTS	890,766	2,264,273
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,641	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,963,407	$2,265,303

Supplemental Information:
Interest paid during the period	$543,362	$—

Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC CDO III, LLC and GSC Partners CDO GP III, L.P.	$—	$15,619,761
Paid-in-kind interest income	$300,430	$—
Net accretion of discount on investments	$292,704	$376,683
Amortization of deferred credit facility financing costs	$44,447	$30,452
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
On March 21, 2007, the Company was incorporated in and concurrently, the LLC was merged with and into the Company in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding common share of the LLC was converted into an equivalent number of shares of common stock of the Company and the Company is the surviving entity.
We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (individually and collectively with its affiliates, “GSC Group” or the “Manager”), pursuant to an investment advisory and management agreement.
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U. S. generally accepted accounting principles and include the accounts of the Company and its special purpose financing subsidiaries, GSC Investment Funding, LLC and GSC Investment Funding II, LLC. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” in the financial statements encompassing of these consolidated subsidiaries, except as stated otherwise.
Interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending February 28, 2009.
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
Cash and cash equivalents, Securitization Accounts
Cash and cash equivalents, securitization accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on securitized investments or other reserved amounts associated with the Company’s securitization facilities. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Cash held in such accounts may not be available for the general use of the Company.
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
We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:
•	Each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management; and

•	An independent valuation firm engaged by our board of directors reviews at least one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.
In addition, all our investments are subject to the following valuation process.
•	The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discuss the valuations and determine the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.
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
Income Recognition
Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we will treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments. At May 31, 2008, no investments were being accounted for on a non-accrual basis.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
Dividends
Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ''opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. If the Company’s common stock is trading below net asset value at the time of valuation, the plan administrator will receive the dividend or distribution in cash and will purchase common stock in the open market, on the New York Stock Exchange or elsewhere, for the account of each Participant.
New Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. FAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in FAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not intend to elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the Company does not believe the adoption of this statement will have a significant effect on the Company’s financial position or its results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS No. 161”). The objective of FAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt FAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting FAS No. 161.
Note 3. Investments
The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of March 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Investments carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable-market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.
In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with FAS 157 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.
The following table presents fair value measurements of investments as of May 31, 2008 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Non-control/non-affiliate investments	$127,163	$—	$—	$127,163
Control investments	29,195	—	—	29,195
Affiliate investments	16	—	—	16

Total investments at fair value	$156,374	$—	$—	$156,374
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2008 (dollars in thousands):

Level 3
Balance as of February 29, 2008	$172,837
Net unrealized gains (losses)	(85)
Purchases and other adjustments to cost	16,848
Sales and redemptions	(33,226)
Net transfers in and/or out	—

Balance as of May 31, 2008	$156,374
Purchases and other adjustments to cost include new investments at cost, effects of refinancing/restructuring, accretion income from discount on debt securities, and PIK.
Sale and redemptions represent net proceeds received and realized gains and losses from investments sold during the period.
Net transfers in and/or out represent existing investments that were either previously categorized as a higher level and the inputs to the model became unobservable or investments that were previously classified as the lowest significant input became observable during the period. These investments are recorded at their end of period fair values.
The composition of our investments as of May 31, 2008, at cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$31,145	$27,898	17.84%
Second lien term loans	55,609	48,607	31.08
Senior secured notes	34,068	28,626	18.31

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
Unsecured notes	25,688	21,781	13.93
Structured Finance Securities	30,000	29,035	18.57
Equity/limited partnership interest	—	427	0.27

Total	$176,510	$156,374	100.0%
As of May 31, 2008, $104.1 million or 67% of the total value of our investments were fair valued by our board of directors in accordance with our valuation policy described in Note 2.
The composition of our investments as of February 29, 2008, at cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$29,660	$26,362	15.25%
Second lien term loans	70,819	62,446	36.13
Senior secured notes	35,024	31,657	18.32
Unsecured notes	27,386	23,281	13.47
Structured Finance Securities	30,000	28,915	16.73
Equity/limited partnership interest	—	176	0.10

Total	$192,889	$172,837	100.0%
As of February 29, 2008, $135.3 million or 78% of the total value of our investments were fair valued by our board of directors in accordance with our valuation policy described in Note 2. All of our investments are in below investment grade securities and loans.
Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended May 31, 2008, we accrued $0.5 million in management fees and $0.6 million in interest income. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters.

The second, payable at the end of each fiscal year equals 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of such incentive fees paid to the investment adviser through such date.
For the three months ended May 31, 2008, we incurred $0.7 million in base management fees and $0.3 million in incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2008, we incurred no incentive management fees related to net realized capital gains. As of May 31, 2008, $0.7 million of base management fees and $0.3 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
For the three months ended May 31, 2007, we incurred $0.4 million in base management fees, $0.2 million in incentive fees related to pre-incentive fee net investment income and $0.2 million incentive fees related to net realized capital gains.
As of May 31, 2008, the end of the first quarter of fiscal year 2009, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the second fiscal quarter of fiscal year 2008. Accordingly, the payment of the incentive fee for the quarter ended May 31, 2008 will be deferred. Additionally, $0.6 million of prior incentive fees were paid to our investment advisor but should also have been deferred. These fees have been subsequently returned with interest and will not be paid until such time as the deferral payment requirements described above have been satisfied.
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
For the three months ended May 31, 2008, we accrued $0.2 million of administrator expenses pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three months ended May 31, 2008, we have recorded $0.2 million in expense waver and reimbursement under the Administration Agreement in the accompanying consolidated statement of operations.
On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. For the three months ended May 31, 2008, we have recorded $49,715 in expense waver and reimbursement under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.
Note 6. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. We also pay an unused commitment fee equal to 0.225% payable monthly. As of May 31, 2008, there was $60.7 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. For the three months ended May 31, 2008, we recorded $0.8 million of interest expense and $44,447 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 3.52% to 4.22%. As of May 31, 2007, there was $74.5 million outstanding under the Revolving Facility. For the three months ended May 31, 2007, we recorded $0.6 million of interest expense and $23,419 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 5.32% to 5.32%.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets were pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of May 31, 2007, there was $25.7 million outstanding under the Term Facility. For the three months ended May 31, 2007, we recorded $0.1 million of interest expense and $7,033 of amortization of deferred financing costs related to the Term Facility.

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
Note 7. Stockholders’ Equity
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
Note 8. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three months ended May 31, 2008, and May 31, 2007 (dollars in thousands except per share amounts):

Basic and diluted	May 31, 2008	May 31, 2007
Net increase in net assets from operations	$2,811	$3,680
Weighted average common shares outstanding	8,291,384	6,218,763
Earnings per common share-basic and diluted	$0.34	$0.59
Note 9. Dividend
The following table summarizes dividends declared during the three months ended May 31, 2008 and May 31, 2007 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount
May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234

Total dividends declared			$0.39	$3,234

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount
May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990

Total dividends declared			$0.24	$1,990

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the three months ended May 31, 2008 and May 31, 2007 and for the year ended February 29, 2008:

	May 31, 2008	May 31, 2007	February 29, 2008

Per share data:

Public offering cost at IPO, March 23, 2007	$—	$15.00	$15.00
Sales load	—	(0.85)	(0.85)
Offering cost	—	(0.12)	(0.12)

Net asset value at beginning of period/IPO	11.80	14.03	14.03

Net investment income (1)	0.39	0.24	1.30
Net realized gains (losses) on investments and derivatives	(0.04)	0.12	0.47
Net unrealized appreciation (depreciation) on investments and derivatives	(0.01)	0.06 *	(2.45)*

	May 31, 2008	May 31, 2007	February 29, 2008

Net increase (decrease) in stockholders’ equity	0.34	0.42	(0.68)

Distributions declared from net investment income	(0.39)	(0.24)	(1.37)
Distributions declared from net realized capital gains	—	—	(0.18)

Total distributions to stockholders	(0.39)	(0.24)	(1.55)

Net asset value at end of period	$11.75	$14.21	$11.80

Net assets at end of period	$97,446,648	$117,861,664	$97,869,040
Shares outstanding at end of period	8,291,384	8,291,384	8,291,384

Per share market value at end of period	$10.43	$13.76	$11.04
Total return based on market value (2)	(1.99)%	(6.67)%	(16.07)%
Total return based on net asset value (3)	2.88%	(3.14)%	(11.00)%

*	Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.
Ratio/Supplemental data:

Ratio of net investment income to average net assets (5)	11.77%	8.13%	8.11%
Ratio of operating expenses to average net assets (4) (5)	6.68%	6.39%	5.91%
Ratio of incentive management fees to average net assets (5)	1.38%	1.73%	0.64%
Ratio of credit facility related expenses to average net assets (5)	3.38%	3.46%	4.51%
Ratio of total expenses to average net assets (4) (5)	11.45%	11.58%	11.05%

(1)	Net investment income excluding expense waver and reimbursement equals $0.35 and $0.20 per share for the three months ended May 31, 2008 and May 31, 2007, respectively.

(2)	For the three months ended May 31, 2008, the total return based on market value equals the decrease in market value at May 31, 2008, of $0.61 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, divided by the February 29, 2008 price per share. For the three months ended May 31, 2007, the total return based on market value equals the decrease in market value at May 31, 2007 of $13.76 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, divided by the IPO offering price per share. Total return based on market value is not annualized.

(3)	For the three months ended May 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, divided by the beginning net asset value during the period. For the three months ended May 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued during the period. Total return based on net asset value is not annualized.

(4)	For the three months ended May 31, 2008, incorporating the expense waver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 12.98%, 5.47%, and 10.24%, respectively. For the three months ended May 31, 2007, incorporating the expense waver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.40%, 5.11%, and 10.30%.

(5)	Annualized.
Note 11. Related Party Transactions
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of May 31, 2008, the fair value of the general partnership interest and limited partnership interest is $0.2 million.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of May 31, 2008, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
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
Overview
     GSC Investment Corp. is a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in middle market companies and select high yield bonds. We intend to file an election to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation. We commenced operations on March 23, 2007, and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”) a collateralized debt obligation (“CDO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), another CDO managed by our investment adviser. As of May 31, 2008, our portfolio consisted of 156.4 million of investments in 39 portfolio companies.
     Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. We are seeking to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans and high yield bonds that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” We also anticipate purchasing mezzanine debt and making equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.

     While our primary focus is to generate both current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including collateralized loan obligations (“CLO”) funds. As part of this 30%, we may also invest in debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of May 31, 2008, our opportunistic investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constitutes 16.66% of our total assets and 55.55% of the amount we may devote to opportunistic investments.
     As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies, public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market) and effective July 21, 2008, U.S. companies whose securities are listed on a securities exchange that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The amount of our borrowing will depend on our investment adviser’s assessment of market conditions and other factors.
     Revenues
     We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire in portfolio companies. We expect our debt investments, whether in the form of first and second lien term loans, mezzanine debt or high yield bonds, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in equity securities, which may, in some cases, include preferred securities that pay dividends on a current basis.
     Pursuant to an agreement with our investment adviser entered into on October 17, 2006, prior to becoming a BDC, we acquired the right to act as investment adviser to CDO Fund III and collect the management fees related thereto from March 20, 2007 until the liquidation of the CDO Fund III assets. We paid our investment adviser a fair market price of $0.1 million for the right to act as investment advisor to CDO Fund III.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the ratio of our total assets to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:
•	organization;

•	calculating our net asset value (including the costs and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;
•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees;

•	registration fees; listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports;

•	proxy statements or other notices to stockholders, including printing costs;

•	to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies;

•	direct costs and expenses of administration, including auditor and legal costs; and

•	all other expenses incurred by us or our administrator in connection with administering our business.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters.
     To the extent that any of our leveraged loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of interest rate caps, futures, options and forward contracts. Costs incurred in entering into or settling such contracts will be borne by us.
     From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock.

Portfolio and Investment Activity
     During the three months ended May 31, 2008, we made 11 investments in an aggregate principal amount of $19.3 million consisting of $16.2 million in new portfolio companies and $3.1 million to existing portfolio companies. Also during the three months ended May 31, 2008, we had $34.5 million in aggregate principal amount of exits and repayments resulting in net exits and repayments of $15.2 million in aggregate principal amount for the period. The most significant exit and repayment during this period was the repayment at par of our $23 million investment, in aggregate principal amount, in the SILLC Holdings, LLC (“SILLC”) Second Lien Term Loan, which was our largest position (excluding the GSCIC CLO) at the time of repayment. We expect to reinvest the proceeds of this repayment in a number of new investments during the second quarter of fiscal year 2009. In the interim, the proceeds were used to pay down our Revolving Facility (as defined below).
     For the equivalent period in 2007, which was our first quarter of operations and during which we raised, leveraged and invested the proceeds of our IPO, we made 99 investments in an aggregate principal amount of $243.1 million consisting of $112.9 million to new portfolio companies and $130.2 million to existing portfolio companies. During such period, we also had $34.2 million in aggregate principal amount of exits and repayments resulting in net investments of $208.9 million in aggregate principal amount for the period.
     At May 31, 2008, we had 47 investments in 39 portfolio companies with an average investment size of $3.3 million and a weighted average maturity of 3.8 years compared to 46 investments in 38 portfolio companies with an average investment size of $3.8 million and a weighted average maturity of 3.8 years at February 29, 2008. The average investment in each portfolio company at May 31, 2008 is $4.0 million versus $4.5 million at February 29, 2008. The decrease in the average size of our investment was primarily due to the repayment of the SILLC Second Lien Term Loan.
     Our portfolio composition at May 31, 2008 and February 29, 2008 was as follows:
Portfolio composition

	At May 31, 2008		At February 29, 2008
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	17.8%	7.7%	15.3%	8.1%
Second lien term loans	31.1	10.1	36.1	10.8
Senior secured notes	18.3	11.5	18.3	11.5
Unsecured notes	13.9	12.2	13.5	12.2
GSCIC CLO subordinate notes	18.6	8.4	16.7	8.4
Equity/limited partnership interests	0.3	N/A	0.1	N/A

Total	100.0%	10.0%	100.0%	10.3%

     There were no non-performing or delinquent investments during the three months ended May 31, 2008 and at May 31, 2008, no investment in our portfolio was being accounted for on a non-accrual basis.
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
     The numerical debt score is designed to produce higher scores for debt positions that are more subordinate in the capital structure. Therefore, second lien term loans, high-yield bonds and mezzanine debt will generally be assigned scores of 2.25 or higher.
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
     The CMR distribution of our investments at May 31, 2008 and February 29, 2008 was as follows:

Portfolio CMR distribution

	At May 31, 2008			At February 29, 2008
	Investments at		Percentage of	Investments at		Percentage of
Numerical Debt Score	Fair Value		Total Portfolio	Fair Value		Total Portfolio
	($ in thousands)
1.00 - 1.99	$1,863		1.2%	$11,863		6.9%
2.00 - 2.99	81,044		51.8	87,423		50.6
3.00 - 3.99	44,005		28.2	44,459		25.7
4.00 - 4.99	0		0.0	0		0.0
5.00	0		0.0	0		0.0
N/A	29,462	(1)	18.8	29,092	(2)	16.8

Total	$156,374		100.0%	$172,837		100.0%

	At May 31, 2008			At February 29, 2008
	Investments at		Percentage of	Investments at		Percentage of
Corporate Letter Rating	Fair Value		Total Portfolio	Fair Value		Total Portfolio
	($ in thousands)
A	$0		0.0%	$0		0.0%
B	98,166		62.8	112,019		64.8
C	28,746		18.4	31,726		18.4
D	0		0.0	0		0.0
E	0		0.0	0		0.0
F	0		0.0	0		0.0
N/A	29,462	(1)	18.8	29,092	(2)	16.8

Total	$156,374		100.0%	$172,837		100.0%

(1)	$29.0 million constitutes our investment in the subordinated notes of GSCIC CLO.

(2)	$28.9 million constitutes our investment in the subordinated notes of GSCIC CLO.
     CMR ratings are intended for corporate issuers and are inapplicable to subordinated CLO investments, which are subject to unique payment risks. (See Part I, Item 1A “Risk Factors — Risks related to our investments — Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008). GSCIC CLO’s portfolio investments are individually graded, however, and over 90% have a numerical debt score of less than 2.99 and a corporate letter rating of A or B.
     At May 31, 2008, 33.6% or $52.5 million of our interest-bearing portfolio was in fixed rate debt with a weighted average current coupon of 11.72% and 47.6% or $74.4 million of our interest-bearing portfolio was in floating rate debt with a weighted average current spread of LIBOR plus 6.14%. At February 29, 2008, 33.0% or $57.0 million of our interest-bearing portfolio was in fixed rate debt with a weighted average current coupon of 11.6% and 50.2% or $86.8 million of our interest-bearing portfolio was in floating rate debt with a weighted average current spread of LIBOR plus 5.6%.
     The following table shows the portfolio composition by industry grouping at fair value at May 31, 2008 and February 29, 2008:
Portfolio composition by industry grouping at fair value

	At May 31, 2008			At February 29, 2008
	Investments at		Percentage of	Investments at		Percentage of
	Fair Value		Total Portfolio	Fair Value		Total Portfolio
	($ in thousands)
Structured Finance Securities	$29,034	(1)	18.6%	$28,915	(2)	16.7%
Packaging	13,850		8.9	16,370		9.5
Manufacturing	13,371		8.6	15,030		8.7
Publishing	11,440		7.3	9,289		5.4
Consumer Products	9,236		5.9	10,021		5.8
Electronics	7,975		5.1	6,377		3.7
Oil and Gas	7,529		4.8	7,738		4.5
Natural Resources	7,225		4.6	4,167		2.4
Healthcare Services	7,134		4.6	6,040		3.5
Apparel	6,905		4.4	8,004		4.6
Homebuilding	6,199		4.0	5,912		3.4
Metals	5,323		3.4	5,129		3.0
Environmental	4,768		3.0	5,066		2.9
Agriculture	4,585		2.9	3,850		2.2
Financial Services	3,895		2.5	3,815		2.2
Aerospace and Defense	3,600		2.3	—		—
Building Products	2,747		1.7	2,964		1.7
Logistics	2,571		1.6	2,688		1.6
Insurance	1,863		1.2	1,700		1.0
Printing	1,835		1.2	—		—
Food and Beverage	1,813		1.2	—		—
Automotive	1,215		0.8	22,158		12.8
Software	960		0.6	—		—
Education	943		0.6	1,546		0.9
Consumer Services	358		0.2	1,290		0.7
Retail	—		—	2,179		1.3
Gaming	—		—	1,730		1.0
Restaurants	—		—	859		0.5

Total	$156,374		100.0	$172,837		100.0%

(1)	$29.0 million constitutes our investment in the subordinated notes of GSCIC CLO.

(2)	$28.9 million constitutes our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at May 31, 2008 and February 29, 2008. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

Portfolio composition by geographic location at fair value

	At May 31, 2008			At February 29, 2008
	Investments at		Percentage of	Investments at		Percentage of
	Fair Value		Total Portfolio	Fair Value		Total Portfolio
	($ in thousands)
Midwest	$41,969		26.8%	$40,109		23.2%
Southeast	31,443		20.1	33,685		19.5
Other	29,211	(1)	18.7	29,092	(2)	16.8
West	25,862		16.5	24,450		14.2
International	14,635		9.4	13,739		7.9
Northeast	12,294		7.9	11,395		6.6
Mid-Atlantic	960		0.6	20,367		11.8

Total	$156,374		100.0%	$172,837		100.0%

(1)	$29.0 million constitutes our investment in the subordinated notes of GSCIC CLO.

(2)	$28.9 million constitutes our investment in the subordinated notes of GSCIC CLO.
     At May 31, 2008, our investment in the subordinated notes of GSCIC CLO was $29.0 million and constituted 18.6% of our portfolio compared to $28.9 million and 16.7%, respectively, at February 29, 2008. This investment represents a first loss position in a portfolio that, as of May 31, 2008, had assets of $414.3 million consisting of predominantly senior secured first lien term loans. At May 31, 2008, no investment in the GSCIC CLO portfolio was in payment default or delinquent on any payment obligations.
Results of Operations
     Investment Income
     For the three months ended May 31, 2008, total investment income increased $1.6 million, or 39.3%, from $4.1 million to $5.7 million, over the three months ended May 31, 2007. For the three months ended May 31, 2008, total investment income consisted of approximately $5.1 million in interest income from investments, $0.5 million in fees from managing GSCIC CLO and $0.1 million in interest income from cash and cash equivalents and other income. We did not receive any management fees from CDO Fund III during this period. Total PIK income for the period was $0.2 million. For the equivalent period in 2007, total investment income consisted of approximately $3.7 million in interest income from investments, less than $0.1 million in interest income from cash and cash equivalents and other income, and $0.4 million in fees from managing CDO Fund III. There was no PIK income for the period. GSCIC CLO was not organized at that time. The increase in investment income between the periods is attributable to the greater weighted average portfolio size during the first quarter of fiscal year 2009 versus the first quarter of fiscal year 2008, which resulted from the Company’s being fully operational in the current period versus commencing operations and accumulating a portfolio during the earlier period.
     Operating Expenses
     For the three months ended May 31, 2008, total operating expenses before manager reimbursement increased $0.4 million, or 16.9%, from $2.4 million to $2.8 million, over the three months ended May 31, 2007. For the three months ended May 31, 2008, total operating expenses before manager reimbursement consisted of $0.8 million in interest and credit facility expense, $0.7 million in base management fees, $0.3 million in professional fees, $0.3 million in incentive management fees, $0.2 million in administrator expenses, $0.2 million in insurance expenses, $0.1 million in directors fees and $0.1 million in general and administrative expenses. For the equivalent period in 2007, total operating expenses before manager reimbursement consisted of $0.7 million in interest and credit facility expense, $0.4 million in base management fees, $0.5 million in professional fees, $0.4 million in incentive management fees, $0.1 million in insurance expenses,

$0.1 million in directors fees, less than $0.1 million in general and administrative expenses and $0.2 million in other expenses. The increase in total operating expenses before manager reimbursement was primarily due to the increase in the weighted average size of the portfolio between the two periods.
     For the three months ended May 31, 2008, we recorded $0.3 million in expense waiver and reimbursement from the administrator and Manager based upon our total estimated annual operating expenses, as compared to $0.3 for the equivalent period in 2007. The termination of the expense reimbursement as of March 23, 2008 will have a negative effect on our net investment income during fiscal year 2009 versus the equivalent period for fiscal year 2008.
     Net Realized Gains/Losses on Sales of Investments
     For the three months ended May 31, 2008, the Company had approximately $0.3 million of net realized losses, primarily attributable to $0.5 million of realized losses on the sale of Claire’s Stores Inc. First Lien Term Loan and $0.1 million of realized losses on the sale of Jason Incorporated Unsecured Notes, which were partially offset by a realized gain of $0.2 million on the repayment of the SILLC Second Lien Term Loan at par. For the three months ended May 31, 2007, the Company had approximately $1.0 million of net realized gains, primarily attributable to $1.0 million of realized gains on the repayment of the Strategic Finance Company Senior Notes.
     Net Unrealized Appreciation/Depreciation on Investments
     For the three months ended May 31, 2008, the Company’s investments had a decrease in net unrealized depreciation of approximately $0.1 million. The most significant decreases in unrealized depreciation and increases in unrealized appreciation during the period were the reversal of $2.6 million unrealized depreciation upon the repayment of the SILLC Second Lien Term Loan at par, $0.7 million unrealized appreciation on the EuroFresh Inc., Unsecured Notes and the reversal of $0.4 million unrealized depreciation upon the sale of Claire’s Stores, Inc. First Lien Term Loan. The most significant increases in unrealized depreciation or decrease in unrealized appreciation during the period were $2.2 million unrealized depreciation on the Terphane Holdings Corp., Senior Secured Notes, $0.6 million unrealized depreciation on the M/C Communications First Lien Term Loan and $0.6 million unrealized depreciation on the Network Communications Unsecured Notes. For the equivalent period in 2007, the Company’s investments had an increase in net unrealized appreciation of approximately $0.8 million. The most significant changes in unrealized appreciation and depreciation during that period were $0.2 million unrealized appreciation on the Eurofresh, Inc., Unsecured Notes, $0.2 million unrealized appreciation on the Network Communications, Inc. Unsecured Notes, $0.1 million unrealized appreciation on the GFSI, Inc. Senior Secured Notes and a $0.1 million unrealized appreciation on the New World Restaurant Group Second Lien Term Loan.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the three months ended May 31, 2008, the Company recorded unrealized depreciation on derivatives of less than $0.1 million as a result of a decrease in value of the interest rate caps purchased pursuant to our credit facilities. For the equivalent period in 2007, the Company recorded unrealized depreciation on derivatives of $0.1 million as a result of a decrease in value of the interest rate caps purchased pursuant to the credit facilities
     Changes in Net Asset Value from Operations
     For the three months ended May 31, 2008, we recorded a $2.8 million net increase in net assets resulting from operations. Based on 8,291,384 weighted average common shares outstanding as of May 31, 2008, our net per share increase in net assets resulting from operations was $0.34. For the equivalent period in 2007, we recorded a $3.7 million net increase in net assets resulting from operations which, based on 6,218,763 weighted average common shares outstanding as of May 31, 2007, resulted in a net per share increase in net assets resulting from operations of $0.59 for the period.
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility (as defined below), as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.
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
     At May 31, 2008, we had $60.7 million in borrowings under the Revolving Facility and $39.3 million of undrawn commitments remaining. Our asset coverage ratio, as defined in the 1940 Act, was 261%. At February 29, 2008, we had $78.5 million in borrowings under the Revolving Facility and $21.5 million of undrawn commitments remaining. Our asset coverage ratio, as defined in the 1940 Act, was 225%. The decline in our leverage between the periods is primarily attributable to the use of the proceeds of SILLC Second Lien Term Loan repayment to repay the Revolving Facility. We expect to draw on the Revolving Facility during the second quarter of fiscal year 2009 to make additional investments.
     As of May 31, 2008 and February 29, 2008, the fair value of cash and cash equivalents, cash and cash equivalents, securitization accounts, and investments was as follows:

	At May 31, 2008		At February 29, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
		($ in thousands)
Cash and cash equivalents	$1,963	1.2%	$1,073	0.6%
Cash and cash equivalents, securitization accounts	10,120	6.0	14,581	7.7
First lien term loans	27,898	16.6	26,362	14.0
Second lien term loans	48,607	28.8	62,446	33.1
Senior secured notes	28,626	17.0	31,657	16.8
Unsecured notes	21,781	12.9	23,280	12.4
Other/structured finance securities	29,035	17.2	28,915	15.3
Equity/limited partnership interests	427	0.3	176	0.1

Total	$168,457	100.0%	$188,490	100.0%

     On May 22, 2008, our Board of Directors declared a dividend of $0.39 per share payable on June 13, 2008, to common stockholders of record on May 30, 2008.
Off-Balance Sheet Arrangements
     At May 31, 2008 and February 29, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Interest Rate Risk
     Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility including relative changes in different interest rates, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. We expect that a large portion of our future portfolio will be comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of May 31, 2008, we had $60.7 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34 million (increased to $40 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At May 31, 2008, the aggregate interest rate cap agreement notional amount was $86.6 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments as of May 31, 2008 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.
     Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.
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
     The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the subordinated notes of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO subordinated notes or equity, when available.
     The table below describes the primary considerations used by the board of directors in determining the fair value of our investments as of May 31, 2008 for which market quotations are not readily available:

		Percent
		of Total
	Fair Value	Investments
	($ in thousands)
Third party independent valuation firm	$20,783	13.3%
Market maker, broker quotes	26,445	16.9
Discounted cash flows model	29,034	18.6
Interest rate yield trend analysis	27,663	17.7
Other	176	0.1

Total fair valued investments	$104,101	66.6%

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
     Changes in internal controls over financial reporting
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sales of unregistered securities
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.
     Issuer purchases of equity securities
     In March 2008, as part of our dividend reinvestment plan for our common stockholders, we purchased 57,941 shares of our common stock for $0.6 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended May 31, 2008:

				Total Number	Maximum Number
				of Shares	(or Approximate
				Purchased as	Dollar Value) of
				Part of Publicly	Shares that May
	Total Number		Average	Announced	Yet be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Program	Programs
(In thousands, except per share numbers)
March 1, 2008 through March 31, 2008	58	(1)	$10.44	—	—

Total	58		$10.44	—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase the indicated quantity of shares in the open market in order to satisfy our obligations to deliver share of common stock to our stockholders with respect to our dividend for the quarter ending February 29, 2008.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
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

GSC Investment CORP.
Date: July 15, 2008	By	/s/ Thomas V. Inglesby
Thomas V. Inglesby
Director and Chief Executive Officer, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.