Form 10-Q
period 2008-08-31
GSC INVESTMENT CORP.
filed 2008-10-15
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The number of outstanding common shares of the registrant as of October 10, 2008 was 8,291,384.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GSC Investment Corp.
Consolidated Balance Sheets

	As of
	August 31, 2008	February 29, 2008
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $150,104,717 and $162,888,724, respectively)	$127,857,819	$143,745,269
Control investments (amortized cost of $30,000,000 and $30,000,000, respectively)	25,899,553	29,075,299
Affiliate investments (amortized cost of $0 and $0, respectively)	16,233	16,233

Total investments at fair value (amortized cost of $180,104,717 and $192,888,724, respectively)	153,773,605	172,836,801
Cash and cash equivalents	4,858,988	1,072,641
Cash and cash equivalents, securitization accounts	6,264,386	14,580,973
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	48,408	76,734
Interest receivable	2,885,148	2,355,122
Due from manager	—	940,903
Deferred credit facility financing costs, net	634,337	723,231
Management fee receivable	229,736	215,914
Other assets	135,050	39,349

Total assets	$168,829,658	$192,841,668

LIABILITIES
Revolving credit facility	$66,250,000	$78,450,000
Payable for unsettled trades	4,667,738	11,329,150
Dividend payable	3,233,640	3,233,640
Management and incentive fees payable	2,008,875	943,061
Accounts payable and accrued expenses	821,626	713,422
Interest and credit facility fees payable	198,210	292,307
Due to manager	3,982	11,048

Total liabilities	$77,184,071	$94,972,628

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,218,966	116,218,966
Accumulated undistributed net investment income	639,002	455,576
Accumulated undistributed net realized gain from investments and derivatives	1,200,493	1,299,858
Net unrealized depreciation on investments and derivatives	(26,413,703)	(20,106,189)

Total stockholders’ equity	91,645,587	97,869,040

Total liabilities and stockholders’ equity	$168,829,658	$192,841,668

NET ASSET VALUE PER SHARE	$11.05	$11.80

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months		For the six months
	ended August 31		ended August 31
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$4,144,437	$5,725,983	$8,603,561	$9,406,828
Control investments	1,111,003	—	1,746,389	—

Total interest income	5,255,440	5,725,983	10,349,950	9,406,828
Interest from cash and cash equivalents	36,008	154,946	102,697	175,997
Management fee income	489,148	—	1,011,887	383,562
Other income	54,279	695	82,494	17,298

Total investment income	5,834,875	5,881,624	11,547,028	9,983,685

EXPENSES
Interest and credit facility financing expenses	623,611	1,450,870	1,456,809	2,171,635
Base management fees	705,532	918,157	1,454,031	1,278,645
Professional fees	315,130	321,678	660,589	864,294
Administrator expenses	260,946	—	509,344	—
Incentive management fees	407,027	(18,546)	747,134	340,822
Insurance	177,162	157,388	344,648	275,429
Directors fees	73,276	82,750	139,885	178,840
General & administrative	77,904	130,213	142,941	175,905
Cost of acquiring management contract	—	—	—	144,000
Organizational expense	—	—	—	22,868

Expenses before manager expense waiver and reimbursement	2,640,588	3,042,510	5,455,381	5,452,438

Expense reimbursement	(260,946)	(317,676)	(559,059)	(583,442)

Total expenses net of expense waiver and reimbursement	2,379,642	2,724,834	4,896,322	4,868,996

NET INVESTMENT INCOME	3,455,233	3,156,790	6,650,706	5,114,689

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	173,681	424,187	(129,819)	1,445,255
Net realized gain from derivatives	14,364	—	30,454	—
Net unrealized depreciation on investments	(6,194,371)	(4,369,060)	(6,279,188)	(3,618,259)
Net unrealized appreciation/(depreciation) on derivatives	(16,328)	5,973	(28,326)	(44,047)

Net loss on investments	(6,022,654)	(3,938,900)	(6,406,879)	(2,217,051)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,567,421)	$(782,110)	$243,827	$2,897,638

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.31)	$(0.09)	$0.03	$0.37

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	8,291,384	8,291,384	7,938,438
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
August 31, 2008
(Unaudited)

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity

Non-control/Non-affiliated investments - 139.5% (b)

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	$7,000,000	$6,898,688	$4,742,500	5.2%

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	7,425,000	7,425,000	6,831,000	7.5%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.06%, 8/18/2012	1,444,927	1,425,818	975,326	1.1%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 11.06%, 8/18/2013	1,862,420	1,825,915	931,210	1.0%

		Total Building Products	3,307,347	3,251,733	1,906,536	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 6.75%, 12/20/2013	2,000,000	1,685,000	1,670,000	1.8%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 9.72%, 1/26/2012	3,250,000	3,246,336	3,112,850	3.4%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 6.56%, 11/22/2012	3,122,943	2,871,352	2,381,244	2.6%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 11.35%, 5/22/2013	5,000,000	4,759,981	3,425,000	3.7%

		Total Consumer Products	11,372,943	10,877,669	8,919,094	9.7%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 6.45%, 7/31/2013	389,545	389,545	359,861	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 5.28%, 12/31/2010	1,694,180	1,560,138	804,736	0.9%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.47%, 6/1/2014	2,000,000	1,749,890	1,766,000	1.9%

Group Dekko (d)	Electronics	Second Lien Term Loan 8.47%, 1/20/2012	6,670,000	6,670,000	6,109,720	6.7%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 5.05%, 5/31/2014	49,500	44,832	36,714	0.0%

		Total Electronics	8,719,500	8,464,722	7,912,434	8.6%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 7.05%, 6/29/2013	5,960,000	5,836,806	4,773,960	5.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.72%, 7/31/2013	4,912,500	4,880,199	3,659,813	4.0%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 6.97%, 3/31/2012	2,578,323	1,649,135	1,779,043	2.0%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,598,153	2,959,440	3.2%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 9.32%, 4/17/2013	4,093,750	4,041,858	3,758,063	4.1%

		Total Healthcare Services	7,893,750	7,640,011	6,717,503	7.3%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,243,620	5,798,100	6.3%

Asurion Corporation (d)	Insurance	First Lien Term Loan 5.73%, 7/3/2014	2,000,000	1,684,249	1,872,000	2.0%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.71%, 6/30/2013	2,836,068	2,830,278	2,467,379	2.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	11,088,000	12.1%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,570,800	1.7%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 9.47%, 12/15/2014	5,000,000	4,755,404	4,875,000	5.3%

		Total Manufacturing	18,700,000	18,455,404	17,533,800	19.1%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,698	2,534,500	2.8%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,840,578	4,687,500	5.1%

Elyria Foundry Company, LLC (d)	Metals	Warrants	—	—	243,450	0.3%

		Total Metals	7,500,000	7,334,276	7,465,450	8.2%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,886,606	2,943,922	3.2%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 10.50%, 9/20/2013	5,823,497	5,823,315	4,212,135	4.6%

		Total Natural Resources	8,772,137	8,709,921	7,156,057	7.8%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 9.06%, 5/11/2015	3,000,000	2,807,115	2,745,000	3.0%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,948,900	6.5%

		Total Oil and Gas	9,200,000	9,007,115	8,693,900	9.5%

Atlantis Plastics Films, Inc. (d, f)	Packaging	First Lien Term Loan 7.54%, 9/22/2011	6,482,741	6,461,960	3,500,680	3.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,406,250	2.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,851,466	3,540,500	3.9%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,090,694	3,713,693	4.1%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.83%, 6/15/2009	500,000	499,107	365,000	0.4%

		Total Packaging	19,419,991	19,403,227	13,526,123	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 5.55%, 12/31/2013	2,060,099	1,593,731	1,596,576	1.7%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 5.05%, 5/31/2014	1,980,000	1,534,046	1,458,666	1.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.29%, 6/24/2009	478,747	458,770	450,022	0.5%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.30%, 6/24/2009	515,289	493,641	484,371	0.5%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 10.31%, 9/19/2014	1,203,226	1,197,959	986,645	1.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,088,812	3,597,000	3.9%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.04%, 2/1/2013	4,922,576	3,635,198	3,735,250	4.1%

		Total Publishing	14,099,838	12,408,426	10,711,954	11.7%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 10.52%, 9/30/2013	1,000,000	875,824	960,000	1.0%

Sub Total Non-control/Non-affiliated investments				150,104,717	127,857,819	139.5%

Control investments - 28.3% (b)

GSC Partners CDO GP III, LP (i)	Financial Services	100% General Partnership interest		—	160,153	0.2%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity

GSC Investment Corp. CLO 2007 LTD. (g, i)	Structured Finance Securities	Other/Structured Finance Securities 20.22%, 1/21/2020	30,000,000	30,000,000	25,739,400	28.1%

Sub Total Control investments				30,000,000	25,899,553	28.3%

Affiliate investments - 0.0% (b)
GSC Partners CDO GP III, LP (h)	Financial Services	6.24% Limited Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS - 167.8% (b)				$180,104,717	$153,773,605	167.8%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity

Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$31,813	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	16,595	0.0%

Sub Total Outstanding interest rate cap				$131,000	$48,408	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $91,645,587 as of August 31, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	Loan or debt security is on non-accural status and therefore is considered non-income producing.

(g)	20.22% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i)   As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,746,389	$1,011,887	$—	$(3,175,746)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
February 29, 2008

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity

Non-control/Non-affiliated investments - 146.9% (b)

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	$7,000,000	$6,890,639	$3,850,000	3.9%

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	8,425,000	8,421,760	8,003,750	8.2%

Key Safety Systems (d)	Automotive	First Lien Term Loan 6.68%, 3/8/2014	2,500,000	1,837,500	1,875,000	1.9%

SILLC Holdings, LLC (d)	Automotive	Second Lien Term Loan 9.86%, 5/24/2011	23,049,210	22,865,049	20,283,305	20.7%

		Total Automotive	25,549,210	24,702,549	22,158,305	22.6%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 8.56%, 8/18/2012	1,871,500	1,847,290	1,403,625	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 12.31%, 8/18/2013	2,400,000	2,354,989	1,560,000	1.6%

		Total Building Products	4,271,500	4,202,280	2,963,625	3.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,245,793	3,152,500	3.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 7.61%, 11/22/2012	3,408,271	3,095,060	2,851,701	2.9%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 13.35%, 5/22/2013	5,000,000	4,743,768	4,016,500	4.1%

		Total Consumer Products	11,658,271	11,084,621	10,020,701	10.2%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.62%, 6/24/2009	481,233	449,953	444,371	0.4%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.74%, 6/24/2009	518,767	485,047	479,859	0.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.77%, 7/31/2013	406,228	406,228	365,605	0.4%

		Total Consumer Services	1,406,228	1,341,228	1,289,835	1.3%

M/C Communications, LLC (d)	Education	First Lien Term Loan 5.54%, 12/31/2010	1,736,766	1,571,773	1,545,721	1.6%

Group Dekko (d)	Electronics	Second Lien Term Loan 9.38%, 1/20/2012	6,670,000	6,670,000	6,336,500	6.5%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 7.09%, 5/31/2014	49,750	44,647	40,497	0.0%

		Total Electronics	6,719,750	6,714,647	6,376,997	6.5%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 9.08%, 6/29/2013	5,960,000	5,827,121	5,066,000	5.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 9.37%, 7/31/2013	4,937,500	4,902,101	3,555,000	3.6%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 6.11%, 10/10/2013	21,106	19,693	17,746	0.0%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 7.51%, 10/10/2013	78,394	73,147	65,733	0.1%

		Total Financial Services	5,037,000	4,994,941	3,638,479	3.7%

CCM Merger Inc. (d)	Gaming	First Lien Term Loan 6.35%, 7/13/2012	2,000,000	1,670,000	1,730,000	1.8%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,574,228	3,040,000	3.1%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.41%, 4/17/2013	3,000,000	3,000,000	3,000,000	3.1%

		Total Healthcare Services	6,800,000	6,574,228	6,040,000	6.2%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,194,636	5,912,060	6.0%

Asurion Corporation (d)	Insurance	First Lien Term Loan 6.10%, 7/3/2014	2,000,000	1,665,000	1,699,600	1.7%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.89%, 6/30/2013	2,973,362	2,966,658	2,687,919	2.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	12,000,000	12,000,000	11,712,000	12.0%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	3,400,000	3,400,000	3,318,400	3.4%

		Total Manufacturing	15,400,000	15,400,000	15,030,400	15.4%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,087	2,218,750	2.3%

Elyria Foundry Company, LLC (c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,893,873	2,910,000	3.0%

		Total Metals	5,500,000	5,386,960	5,128,750	5.3%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,365,592	5,365,393	4,167,456	4.3%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 9.32%, 5/11/2015	2,000,000	1,947,348	1,600,000	1.6%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 12.15%, 10/5/2012	6,200,000	6,200,000	6,138,000	6.3%

		Total Oil and Gas	8,200,000	8,147,348	7,738,000	7.9%

Atlantis Plastics Films, Inc. (d)	Packaging	First Lien Term Loan 8.71%, 9/22/2011	6,516,244	6,491,835	4,298,114	4.4%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,500,000	2.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,853,648	4,447,450	4.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,096	4,665,008	4.8%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,536	459,500	0.5%

		Total Packaging	19,453,494	19,438,114	16,370,073	16.8%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 7.09%, 5/31/2014	1,990,000	1,516,878	1,492,500	1.5%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 11.09%, 9/19/2014	1,203,226	1,197,520	1,070,871	1.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,095,198	4,400,000	4.5%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.37%, 2/1/2013	2,962,500	2,134,841	2,325,563	2.4%

		Total Publishing	11,155,726	9,944,437	9,288,934	9.5%

QCE LLC (d)	Restaurants	First Lien Term Loan 7.03%, 5/5/2013	992,443	804,673	859,456	0.9%

Claire’s Stores, Inc. (d)	Retail	First Lien Term Loan 6.47%, 5/29/2014	2,786,000	2,579,717	2,179,209	2.2%

Sub Total Non-control/Non-affiliated investments				162,888,724	143,745,269	146.9%

Control investments - 29.7% (b)

GSC CDO III, LLC (g)	Financial Services	100% General Partnership interest		—	160,153	0.2%

GSC Investment Corp. CLO 2007 LTD. (g)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	28,915,146	29.5%

Sub Total Control investments				30,000,000	29,075,299	29.7%

Affiliate investments - 0.0% (b)
GSC Partners CDO GP III, LP (f)	Financial Services	6.24% Limited Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS - 176.6% (b)				$192,888,724	$172,836,801	176.6%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity

Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$50,703	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	26,031	0.0%

Sub Total Outstanding interest rate cap				$131,000	$76,734	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $97,869,040 as of February 29, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the investment is pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$2,045,067	$2,084,214	$—	$—	$—	$39,147	$16,233

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

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$30,000,000	$—	$—	$262,442	$215,914	$—	$(1,084,854)
GSC Partners CDO GP III, LP	$13,574,694	$14,003,367	$—	$—	$—	$428,673	$160,153
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the six months ended	For the six months ended
	August 31, 2008	August 31, 2007
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$6,650,706	$5,114,689
Net realized gain/(loss) from investments	(129,819)	1,445,255
Net realized gain from derivatives	30,454	—
Net unrealized depreciation on investments	(6,279,188)	(3,618,259)
Net unrealized depreciation on derivatives	(28,326)	(44,047)

Net increase in net assets from operations	243,827	2,897,638

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(6,467,280)	(4,974,830)

Net decrease in net assets from shareholder distributions	(6,467,280)	(4,974,830)

CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net	—	116,301,011

Net increase in net assets from capital share transactions	—	116,301,011

Total increase/(decrease) in net assets	(6,223,453)	114,223,819
Net assets at beginning of period	97,869,040	(129,163)

Net assets at end of period	$91,645,587	$114,094,656

Net asset value per common share	$11.05	$13.76
Common shares outstanding at end of period	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the six months ended	For the six months ended
	August 31, 2008	August 31, 2007
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$243,827	$2,897,638
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(457,904)	(72,990)
Net accretion of discount on investments	(598,369)	(517,630)
Amortization of deferred credit facility financing costs	88,894	97,171
Net realized (gain) loss from investments	129,819	(1,445,255)
Net unrealized depreciation on investments	6,279,188	3,618,259
Unrealized depreciation on derivatives	28,326	—
Proceeds from sale and redemption of investments	38,930,458	97,948,986
Purchase of investments	(25,219,996)	(278,183,636)
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	8,316,587	(4,552,160)
Interest receivable	(530,026)	(3,432,937)
Due from manager	940,903	(657,252)
Management fee receivable	(13,822)	—
Other assets	(95,701)	(455,109)
Deferred offering costs	—	808,617
Payable for unsettled trades	(6,661,412)	4,709,375
Management and incentive fees payable	1,065,814	1,619,467
Accounts payable and accrued expenses	108,204	554,747
Interest and credit facility fees payable	(94,097)	461,817
Due to manager	(7,066)	—
Accrued offering costs	—	(760,000)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	22,453,627	(177,360,892)

Financing activities
Issuance of shares of common stock	—	100,681,250
Borrowings on debt	7,800,000	129,208,119
Paydowns on debt	(20,000,000)	(43,479,154)
Credit facility financing cost	—	(1,225,699)
Payments of cash dividends	(6,467,280)	(4,974,830)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(18,667,280)	180,209,686

CHANGE IN CASH AND CASH EQUIVALENTS	3,786,347	2,848,794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,641	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,858,988	$2,849,824

Supplemental Information:
Interest paid during the period	$1,462,013	$1,612,647

Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC Partners CDO GP III, L.P.	$—	$15,619,761
Paid-in-kind interest income	$457,904	$72,990
Net accretion of discount on investments	$598,369	$517,630
Amortization of deferred credit facility financing costs	$88,894	$97,171
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
On March 21, 2007, the Company was incorporated and concurrently, the LLC was merged with and into the Company in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding common share of the LLC was converted into an equivalent number of shares of common stock of the Company and the Company is the surviving entity.
We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (individually and collectively with its affiliates, “GSC Group” or the “Manager”), pursuant to an investment advisory and management agreement.
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U. S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its special purpose financing subsidiaries, GSC Investment Funding, LLC and GSC Investment Funding II, LLC. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” in the financial statements encompassing of these consolidated subsidiaries, except as stated otherwise.
Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending February 28, 2009.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of August 31, 2008, 3.6% of total investments at amortized cost (or 2.3% at fair value), were on non-accrual status.

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
Dividends
Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The objective of FAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt FAS 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting FAS 161.
Note 3. Investments
The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of March 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
The following table presents fair value measurements of investments as of August 31, 2008 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Non-control/non-affiliate investments	$127,858	$—	$—	$127,858
Control investments	25,900	—	—	25,900
Affiliate investments	16	—	—	16

Total investments at fair value	$153,774	$—	$—	$153,774
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2008 (dollars in thousands):

Level 3
Balance as of February 29, 2008	$172,837
Net unrealized losses	(6,279)
Purchases and other adjustments to cost	26,146
Sales and redemptions	(38,930)
Net transfers in and/or out	—

Balance as of August 31, 2008	$153,774
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
The composition of our investments as of August 31, 2008, at cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$31,204	$26,516	17.2%
Second lien term loans	57,171	49,671	32.3
Senior secured notes	36,042	30,430	19.8
Unsecured notes	25,688	20,998	13.7
Structured Finance Securities	30,000	25,739	16.7
Equity/limited partnership interest	—	420	0.3

Total	$180,105	$153,774	100.0%
The composition of our investments as of February 29, 2008, at cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$29,660	$26,362	15.3%
Second lien term loans	70,819	62,446	36.1
Senior secured notes	35,024	31,657	18.3
Unsecured notes	27,386	23,281	13.5
Structured Finance Securities	30,000	28,915	16.7
Equity/limited partnership interest	—	176	0.1

Total	$192,889	$172,837	100.0%
Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three and six months ended August 31, 2008, we accrued $0.5 and $1.0 million in management fees and $1.1 and $1.7 million in interest income. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
For the three and six months ended August 31, 2008, we incurred $0.7 and $1.5 million in base management fees and $0.4 and $0.7 million in incentive fees related to pre-incentive fee net investment income. For the three and six months ended August 31, 2008, we incurred no incentive management fees related to net realized capital gains. As of August 31, 2008, $0.7 million of base management fees and $1.3 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
For the three and six months ended August 31, 2007, we incurred $0.9 and $1.3 million in base management fees, $0.2 and $0.3 million in incentive fees related to pre-incentive fee net investment income and ($0.2) and $0 million incentive fees related to net realized capital gains.
As of August 31, 2008, the end of the second quarter of fiscal year 2009, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the second fiscal quarter of fiscal year 2008. Accordingly, the payment of the incentive fee for the quarter ended August 31, 2008 will be deferred. The total deferred incentive fee payable at August 31, 2008 is $1.3 million.
On March 21, 2007, the Company entered into a separate administration agreement (the “Administration Agreement”) with GSC Group, pursuant to which GSC Group, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. Our allocable portion is based on the proportion that our total assets bears to the total assets or a subset of total assets administered by our administrator. The initial term of the Administration Agreement is two years, with automatic one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our shareholders.
For the three and six months ended August 31, 2008, we accrued $0.3 and $0.5 million of administrator expenses pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. During the initial term of the Administration Agreement, GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. During the initial term and subsequent renewal periods, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock.  Accordingly, for the three and six months ended August 31, 2008, we have recorded $0.3 and $0.5 million in expense waiver and reimbursement under the Administration Agreement in the accompanying consolidated statement of operations.
On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement was for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. For the six months ended August 31, 2008, we have recorded $49,715 in expense waiver and reimbursement under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.
Note 6. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. We also pay an unused commitment fee equal to 0.225% payable monthly. As of August 31, 2008, there was $66.3 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. For the three and six months ended August 31, 2008, we recorded $0.6 and $1.4 million of interest expense and $44,447 and $88,894 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 3.31% to 4.44%. As of August 31, 2007, there was $74.0 million outstanding under the Revolving Facility. For the three and six months ended August 31, 2007, we recorded $1.1 and $1.6 million of interest expense and $44,599 and $68,018 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 6.00% to 6.26%.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche

Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets were pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of August 31, 2007, there was $11.7 million outstanding under the Term Facility. For the three and six months ended August 31, 2007, we recorded $0.3 and $0.4 million of interest expense and $22,120 and $29,153 of amortization of deferred financing costs related to the Term Facility.
Each of the Facilities contain limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, payment frequency and status, average life, collateral interests and investment ratings. The Facilities also include certain requirements relating to portfolio performance, the violation of which could result in the early amortization of the Facilities, limit further advances (in the case of the Revolving Facility) and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.
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
Note 8. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the six months ended August 31, 2008, and August 31, 2007 (dollars in thousands except per share amounts):

Basic and diluted	August 31, 2008	August 31, 2007
Net increase in net assets from operations	$244	$2,898
Weighted average common shares outstanding	8,291,384	7,938,438
Earnings per common share-basic and diluted	$0.03	$0.37
Note 9. Dividend
The following table summarizes dividends declared during the six months ended August 31, 2008 and August 31, 2007 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 20, 2008	August 29, 2008	September 15, 2008	0.39	3,234

Total dividends declared			$0.78	$6,468

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount

May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990
August 14, 2007	August 24, 2007	August 31, 2007	0.36	2,985

Total dividends declared			$0.60	$4,975

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.
Note 10. Financial Highlights
The following is a schedule of financial highlights for the six months ended August 31, 2008 and August 31, 2007 and for the year ended February 29, 2008:

	August 31, 2008	August 31, 2007	February 29, 2008

Per share data:

Public offering cost at IPO, March 23, 2007	$—	$15.00	$15.00
Sales load	—	(0.85)	(0.85)
Offering cost	—	(0.12)	(0.12)

Net asset value at beginning of period/IPO	11.80	14.03	14.03

Net investment income (1)	0.80	0.62	1.30
Net realized gains (losses) on investments and derivatives	(0.01)	0.17	0.47
Net unrealized depreciation on investments and derivatives	(0.76)	(0.46)*	(2.45)*

Net increase (decrease) in stockholders’ equity	0.03	0.33	(0.68)

Distributions declared from net investment income	(0.78)	(0.60)	(1.37)
Distributions declared from net realized capital gains	—	—	(0.18)

Total distributions to stockholders	(0.78)	(0.60)	(1.55)

Net asset value at end of period	$11.05	$13.76	$11.80

Net assets at end of period	$91,645,587	$114,094,656	$97,869,040
Shares outstanding at end of period	8,291,384	8,291,384	8,291,384

Per share market value at end of period	$10.80	$12.40	$11.04
Total return based on market value (2)	4.89%	(13.33)%	(16.07)%
Total return based on net asset value (3)	0.25%	1.02%	(11.00)%

*	Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.
Ratio/Supplemental data:

Ratio of net investment income to average net assets (4) (5)	12.63%	9.16%	8.11%
Ratio of operating expenses to average net assets (4) (5)	6.74%	5.94%	5.91%
Ratio of incentive management fees to average net assets (5)	1.55%	0.69%	0.64%
Ratio of credit facility related expenses to average net assets (5)	3.02%	4.39%	4.51%
Ratio of total expenses to average net assets (4) (5)	11.31%	11.02%	11.05%

(1)	Net investment income excluding expense waiver and reimbursement equals $0.73 and $0.55 per share for the six months ended August 31, 2008 and August 31, 2007, respectively.

(2)	For the six months ended August 31, 2008, the total return based on market value equals the decrease in market value at August 31, 2008, of $0.24 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividends of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the February 29, 2008 price per share. For the six months ended August 31, 2007, the total return based on market value equals the decrease in market value at August 31, 2007 of $12.40 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, and the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, divided by the IPO offering price per share. Total return based on market value is not annualized.

(3)	For the six months ended August 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the beginning net asset value during the period. For the six months ended August 31, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, and the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, divided by the beginning net asset value during the period. The calculation was adjusted for shares issued during the period. Total return based on net asset value is not annualized.

(4)	For the six months ended August 31, 2008, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 13.79%, 5.58%, and 10.15%, respectively. For the six months ended August 31, 2007, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 10.34%, 4.76%, and 9.84%.

(5)	Annualized.
Note 11. Related Party Transactions
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of August 31, 2008, the fair value of the general partnership interest and limited partnership interest is $0.2 million.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of August 31, 2008, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
On January 22, 2008, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and Part II, Item IA of this Quarterly Report.
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
     The forward-looking statements contained in this quarterly report include statements as to:
•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments; and

•	continued access to our Revolving Facility.
     You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report.
Overview
     GSC Investment Corp. is a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate current income and capital appreciation through debt and equity investments by primarily investing in middle market companies and select high yield bonds. We intend to file an election to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code commencing with our first taxable year as a corporation. We commenced operations on March 23, 2007, and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of August 31, 2008, our portfolio consisted of $153.8 million of investments in 37 portfolio companies and 2 CLOs.
     Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. We seek to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans and high yield bonds that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” As part of our long term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization.
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the U.S. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of August 31, 2008, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constitutes 15.2% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
     As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. operating companies, public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), U.S. companies whose securities are listed on a securities exchange that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The amount of our borrowing will depend on our investment adviser’s assessment of market conditions and other factors.
     Revenues
     We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of first and second lien term loans, mezzanine debt or high yield bonds, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity securities that pay dividends on a current basis.
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
     On January 22, 2008, we entered into a collateral management agreement with GSCIC CLO pursuant to which we act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the ratio of our total assets to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the costs and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	registration and listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports;

•	proxy statements or other notices to stockholders, including printing costs;

•	to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies;

•	direct costs and expenses of administration, including auditor and legal costs; and

•	all other expenses incurred by us or our administrator in connection with administering our business.
     The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, during the initial two year term of the administration agreement, GSC Group has waived our reimbursement obligation under the administration agreement until our total assets exceed $500 million.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters. We commenced deferring cash payment of incentive fees during the quarterly period ending August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $1.3 million as of August 31, 2008.
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
Portfolio and Investment Activity
Corporate Debt Portfolio Overview(1)

	At August 31, 2008	At February 29, 2008
	($ in millions)
Number of investments	44	43
Number of portfolio companies	37	36
Average investment size	$2.9	$3.3
Weighted average maturity	3.8 years	3.8 years
Number of industries	23	23
Average investment per portfolio company	$3.5	$4.0
Non-Performing or delinquent investments	1	—
Fixed rate debt (% of interest bearing portfolio)	$53.7 (42.0%)	$57.0 (39.6%)
Weighted average current coupon	11.6%	11.6%
Floating rate debt (% of interest bearing portfolio)	$74.1 (58.0%)	$86.8 (60.4%)
Weighted average current spread over LIBOR	5.7%	5.6%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.
     One of our portfolio companies, Atlantis Plastics, filed for bankruptcy on August 10, 2008 and our debt investment in such company is being accounted for on a non-accrual basis. At August 31, 2008, we valued our investment in $6.5 million in aggregate principal amount in the Atlantis Plastics first lien term loan at $3.5 million.
     During the three months ended August 31, 2008, we made 4 investments in an aggregate amount of $9.2 million consisting of $6.4 million in new portfolio companies and $2.8 million to existing portfolio companies. Also during the three months ended August 31, 2008, we had $6.0 million in aggregate amount of exits and repayments, resulting in net investments of $3.2 million in aggregate amount for the period.
     For the equivalent period in 2007, which was our second quarter of operations and during which we were ramping our portfolio using the proceeds of our IPO and credit facilities, we made 25 investments in an aggregate amount of $40.2 million consisting of $25.5 million to new portfolio companies and $14.7 million to existing portfolio companies. During such period, we also had $47.8 million in aggregate amount of exits and repayments resulting in net repayments of $7.6 million in aggregate amount for the period.
     Our portfolio composition at August 31, 2008 and February 29, 2008 was as follows:
Portfolio composition

	At August 31, 2008		At February 29, 2008
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	17.2%	7.8%	15.3%	8.1%
Second lien term loans	32.3	9.9	36.1	10.8
Senior secured notes	19.8	11.6	18.3	11.5
Unsecured notes	13.7	12.2	13.5	12.2
GSCIC CLO subordinated notes	16.7	20.2	16.7	8.4
Equity/limited partnership interests	0.3	N/A	0.1	N/A

Total	100.0%	11.9%	100.0%	10.3%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at August 31, 2008, was composed of $417.9 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008) and we do not consolidate the GSCIC portfolio on our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at August 31, 2008, no GSCIC CLO portfolio investment was in payment default or delinquent on any payment obligations and over 92% of the GSCIC portfolio investments had a CMR numerical debt score of less than 2.99 and a corporate letter rating of A or B.
     GSC Group normally grades all of our investments using an internally developed credit and monitoring rating system (“CMR”). The CMR rating consists of two components: (i) a numerical debt score and (ii) a corporate letter rating. The numerical debt score is based on the objective evaluation of six risk categories: (i) leverage; (ii) seniority in the capital structure; (iii) fixed charge coverage ratio; (iv) debt service coverage/liquidity; (v) operating performance; and (vi) business/industry risk. The numerical debt score ranges from 1.00 to 5.00, which can generally be characterized as follows:
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
The CMR also consists of a corporate letter rating whereby each credit is assigned a letter rating based on several subjective criteria, including perceived financial and operating strength and covenant compliance. The corporate letter ratings range from (A) through (F) and are characterized as follows: (A) equals strong credit; (B) equals satisfactory credit; (C) equals special attention credit; (D) equals payment default risk; (E) equals payment default; and (F) equals restructured equity security.
The CMR distribution of our investments at August 31, 2008 and February 29, 2008 were as follows:
Portfolio CMR distribution

	At August 31, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
1.00 - 1.99	$7,707	5.0%	$11,863	6.9%
2.00 - 2.99	62,953	40.9	87,423	50.6
3.00 - 3.99	51,400	33.4	44,459	25.7
4.00 - 4.99	5,798	3.8	—	—
5.00	—	—	—	—
N/A(1)	25,916	16.9	29,092	16.8

Total	$153,774	100.0%	$172,837	100.0%

	At August 31, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
A	$4,875	3.1%	$0	0.0%
B	88,717	57.7	112,019	64.8
C	30,765	20.0	31,726	18.4
D	—	—	—	—
E	3,501	2.3	—	—
F	—	—	—	—
N/A(1)	25,916	16.9	29,092	16.8

Total	$153,774	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by industry grouping at fair value at August 31, 2008 and February 29, 2008.
Portfolio composition by industry grouping at fair value

	At August 31, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$25,739	16.7%	$28,915	16.7%
Manufacturing	17,534	11.4	15,030	8.7
Packaging	13,526	8.8	16,370	9.5
Publishing	10,712	7.0	9,289	5.4
Consumer Products	8,919	5.8	10,021	5.8
Oil and Gas	8,694	5.7	7,738	4.5
Electronics	7,912	5.1	6,377	3.7
Metals	7,466	4.9	5,129	3.0
Natural Resources	7,156	4.7	4,167	2.4

	At August 31, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Apparel	6,831	4.4	8,004	4.6
Healthcare Services	6,718	4.4	6,040	3.5
Homebuilding	5,798	3.8	5,912	3.4
Environmental	4,774	3.1	5,066	2.9
Agriculture	4,742	3.1	3,850	2.2
Financial Services	3,836	2.5	3,815	2.2
Logistics	2,467	1.6	2,688	1.6
Building Products	1,907	1.2	2,964	1.7
Insurance	1,872	1.2	1,700	1.0
Food and Beverage	1,779	1.2	—	—
Chemicals	1,670	1.1	—	—
Printing	1,597	1.0	—	—
Software	960	0.6	—	—
Education	805	0.5	1,546	0.9
Consumer Services	360	0.2	1,290	0.7
Automotive	—	—	22,158	12.8
Retail	—	—	2,179	1.3
Gaming	—	—	1,730	1.0
Restaurants	—	—	859	0.5

Total	$153,774	100.0%	$172,837	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at August 31, 2008 and February 29, 2008. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At August 31, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Midwest	$37,993	24.7%	$40,109	23.2%
Southeast	32,406	21.1	33,685	19.5
Other(1)	25,916	16.9	29,092	16.8
West	25,105	16.3	24,450	14.2
Northeast	16,619	10.8	11,395	6.6
International	14,775	9.6	13,739	7.9
Mid-Atlantic	960	0.6	20,367	11.8

Total	$153,774	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
Results of Operations
     Investment Income
     Total investment income was $11.5 million for the six months ended August 31, 2008 versus $10.0 million for the six months ended August 31, 2007, an increase of $1.5 million, or 15.7%. The increase is predominantly attributable to the Company being operational for only five months during the six month period ending August 31, 2007.
     Total investment income was $5.8 million for the three months ended August 31, 2008 versus $5.9 million for the three months ended August 31, 2007, a decrease of less than 0.1 million, or 0.8%.
     The composition of our investment income in each period was as follows:
Investment Income

	Six months ended		Three months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	($ in thousands)
Interest from investments	$10,350	$9,407	$5,256	$5,726
Management of GSCIC CLO	1,012	—	489	—
Management of CDO III	—	384	—	—

	Six months ended		Three months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	($ in thousands)
Interest from cash and cash equivalents and other income	185	193	90	156

Total	$11,547	$9,984	$5,835	$5,882

     For the three and six months ended August 31, 2008, total PIK income was $0.2 million and $0.5 million, respectively. For the equivalent periods in 2007, total PIK income was $0.1 million and $0.1 million, respectively.
     Operating Expenses
     Total operating expenses before manager reimbursement were $5.5 million for the six months ended August 31, 2008 versus $5.5 million for the six months ended August 31, 2007, an increase of less than $0.1 million, or 0.04%. Total operating expenses before manager reimbursement were $2.6 million for the three months ended August 31, 2008 versus $3.0 million for the three months ended August 31, 2007, a decrease of $0.4 million, or 13.2%. The composition of our operating expenses in each period was as follows:
Operating Expenses

	Six months ended		Three months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	($ in thousands)
Interest and credit facility expense	$1,457	$2,172	$624	$1,451
Base management fees	1,454	1,279	706	918
Professional fees	660	864	315	322
Incentive management fees	747	341	407	(18)
Administrator expenses	509	—	261	—
Insurance expenses	345	275	177	157
Directors fees	140	179	73	83
General and administrative expenses	143	342	78	130

Total	$5,455	$5,452	$2,641	$3,043

     The decrease in interest and credit facility expense for the three and six months ended August 31, 2008 versus the equivalent periods in fiscal year 2008 was due to decreased borrowing under the Revolving Facility. The increase in Administrator expenses for the three and six months ended August 31, 2008 versus the equivalent periods in fiscal year 2008 was due to a change in the financial statement presentation of these expenses (gross versus net). Administrator expenses are fully offset by an expense waiver and reimbursement from GSC Group.
     For the six months ended August 31, 2008, we recorded $0.6 million in expense waiver and reimbursement from the administrator and Manager based upon our total estimated annual operating expenses versus $0.6 million for the six months ended August 31, 2007. For the three months ended August 31, 2008, we recorded $0.3 million in expense waiver and reimbursement from the administrator and Manager based upon our total estimated annual operating expenses versus $0.3 million for the three months ended August 31, 2007. The termination of the expense reimbursement as of March 23, 2008 (which does not affect the waiver of Administrator expenses under the administration agreement) will have a negative effect on our net investment income during fiscal year 2009 versus the equivalent period for fiscal year 2008.
     Net Realized Gains/Losses from Investments
     For the six months ended August 31, 2008, the Company had $0.1 million of net realized losses versus $1.4 million of net realized gains for the six months ended August 31, 2007. For the three months ended August 31, 2008, the Company had $0.2 million of net realized gains versus $0.4 million of net realized gains for the three months ended August 31, 2007. The most significant gains and losses for the six months ending August 31, 2008 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain (Loss)
			($ in thousands)
Key Safety Systems	First Lien Term Loan	$2,063	$1,857	$206
SILLC Holdings, LLC	Second Lien Term Loan	23,049	22,878	171
CCM Merger, Inc.	First Lien Term Loan	1,758	1,670	88
Claire’s Stores, Inc.	First Lien Term Loan	2,105	2,586	(481)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)
Decrane Aircraft Holdings, Inc	Second Lien Term Loan	3,620	3,710	(90)
GFSI, Inc.	Senior Secured Notes	925	997	(72)
     Net Unrealized Appreciation/Depreciation on Investments
     For the six months ended August 31, 2008, the Company’s investments had an increase in net unrealized depreciation of $6.3 million versus an increase in net unrealized depreciation of $3.6 million for the six months ended August 31, 2007. For the three months ended August 31, 2008, the Company’s investments had an increase in net unrealized depreciation of $6.2 million versus an increase in net unrealized depreciation of $4.4 million for the three months ended August 31, 2007. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2008, were the following:

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
		($ in thousands)
SILLC Holdings	Second Lien Term Loan	$—	$—	$—	$2,582 (1)
EuroFresh Inc.	Unsecured Notes	6,899	4,743	(2,156)	884
GSCIC CLO	Other/Structured Finance Securities	30,000	25,739	(4,261)	(3,176)
Terphane Holdings Corp.	Senior Secured Notes	10,441	7,619	(2,822)	(1,948)
Targus Group International	First/Second Lien Term Loan	7,631	5,806	(1,825)	(854)
Network Communications	Unsecured Notes	5,089	3,597	(1,492)	(797)
Atlantis Plastics Films, Inc.	First Lien Term Loan	6,462	3,501	(2,961)	(768)
M/C Communications	First Lien Term Loan	1,560	805	(755)	(729)
Jason Incorporated	Unsecured Notes	13,700	12,659	(1,041)	(672)

(1)	Reversal of previously recorded net unrealized depreciation.
     The $3.2 million net unrealized depreciation in our investment in the GSCIC subordinated notes was due to an increase in the assumed portfolio default rate and present value discount rate in our discounted cash flow model. These changes were made in accordance with current market practice for CLO equity investments and not as a result of any change in the underlying GSCIC portfolio. Certain other of our portfolio investments realized significant unrealized depreciation as a result of distressed sales by third parties in illiquid markets. Such forced sales, even when they occur for reasons entirely unrelated to the underlying investment, can have a disproportionate effect on the fair value of an illiquid portfolio investment. Other portfolio investments incurred material unrealized depreciation as a result of market-wide increases in interest yield. We believe that such market-wide movements are not necessarily indicative of any changes in the condition or prospects of the affected portfolio investments.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the six months ended August 31, 2008, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized depreciation of $0.03 million versus an unrealized depreciation of $0.04 million for the six months ended August 31, 2007. For the three months ended August 31, 2008, changes in the value of the interest rate caps resulted in an unrealized depreciation of $0.02 million versus an unrealized appreciation of $0.01 million for the three months ended August 31, 2007.
     Changes in Net Asset Value from Operations
     For the six months ended August 31, 2008, we recorded a net increase in net assets resulting from operations of $0.2 million versus a net increase in net assets resulting from operations of $2.9 million for the six months ended August 31, 2007. The difference is attributable to the increased unrealized depreciation in our portfolio between the two periods, which outweighed the increase in total investment income between the two periods. Based on 8,291,384 weighted average common shares outstanding as of August 31, 2008, our per share net increase in net assets resulting from operations was $0.03 for the six months ended August 31, 2008 versus a per share net increase resulting from operations of $0.37 for the six months ended August 31, 2007 (based on 7,938,438 weighted average common shares outstanding as of August 31, 2007).
     For the three months ended August 31, 2008, we recorded a net decrease in net assets resulting from operations of $2.6 million versus a net decrease in net assets resulting from operations of $0.8 million for the three months ended August 31, 2007. The difference is attributable to the increased unrealized depreciation in our portfolio between the two periods, which outweighed the decrease in total expenses net of expense waiver and reimbursement between the two periods. Based on 8,291,384 weighted average common shares outstanding as of August 31, 2007 and August 31, 2008, our per share net decrease in net assets resulting from operations was $0.31 for the three months ended August 31, 2008 versus a per share net decrease of $0.09 for the three months ended August 31, 2007.
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.
     On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) pursuant to which we may borrow up to $100 million. The revolving period of the Revolving Facility terminates on April 5, 2010, after which the Revolving Facility will enter into a two year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable.
     Advances under the Revolving Facility were initially used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III. Future advances under the Revolving Facility may be used to purchase additional investments as they become available. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable monthly.
     At February 29, 2008, we had $78.5 million in borrowings under the Revolving Facility and $21.5 million of undrawn commitments remaining. At August 31, 2008, we had $66.3 million in borrowings under the Revolving Facility and $33.7 million of undrawn commitments remaining. The actual amount we may borrow at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. At any given time, the incremental borrowing capacity available to us, which is the amount by which the Borrowing Base exceeds the outstanding borrowings at such time, may be significantly less than the amount of undrawn commitments. Our Borrowing Base was $67.8 million at August 31, 2008 versus $83.6 million at February 29, 2008. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
     For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the August 31, 2008 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ending May 31, 2008. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. If the August 31, 2008 valuations were used to calculate the Borrowing Base at August 31, 2008, the collateral balance would have been $116.3 million versus $117.8 million when using the May 31, 2008 valuations. At August 31, 2008, the Company had $1.6 million of unrestricted cash and cash equivalents that could be pledged under the Revolving Facility to increase the Borrowing Base or to repay outstanding borrowings. In addition, in October 2008, we sold $7.0 million in aggregate principal amount of EuroFresh Inc. unsecured notes that had a collateral value for purposes of the Borrowing Base of $0.7 million and a fair value at August 31, 2008 of $4.7 million for $2.9 million in cash which will be used to either increase the Borrowing Base or repay outstanding borrowings. The sale of the Eurofresh Inc. unsecured notes will result in a realized loss of $4.0 million and a reversal of $2.2 million unrealized depreciation on our November 30, 2008 financial statements.
     A Borrowing Base violation will occur if our outstanding borrowings exceeds the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur. Please see Part II, Item 1A. “Risk Factors-Ratings downgrades in our portfolio could require us to liquidate assets or face a default under the Revolving Facility” below for more information and risks related to the Revolving Facility.
     Among the requirements of the Revolving Facility is that our tangible net worth equals or exceeds $88 million. At August 31, 2008, our tangible net worth was $91.6 million versus $97.9 million at February 29, 2008. The decline in our net worth during this period was due to the increase in unrealized depreciation in the value of our portfolio. If we fail to satisfy the tangible net worth test at any time, the undrawn commitments under the Revolving Facility will be reduced to zero and the Revolving Facility will enter its two year amortization period.
     Our asset coverage ratio, as defined in the 1940 Act, was 238% at August 31, 2008 versus 225% at February 29, 2008.
     As of August 31, 2008 and February 29, 2008, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts was as follows:

	At August 31, 2008		At February 29, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	($ in thousands)
Cash and cash equivalents	$4,859	2.9%	$1,073	0.6%
Cash and cash equivalents, securitization accounts	6,264	3.8	14,581	7.7
First lien term loans	26,516	16.1	26,362	14.0
Second lien term loans	49,671	30.1	62,446	33.1
Senior secured notes	30,430	18.5	31,657	16.8
Unsecured notes	20,998	12.7	23,280	12.4
Other/structured finance securities	25,739	15.6	28,915	15.3
Equity/limited partnership interests	420	0.3	176	0.1

Total	$164,897	100.0%	$188,490	100.0%

     On August 19, 2008, our Board of Directors declared a dividend of $0.39 per share payable on September 15, 2008, to common stockholders of record on August 29, 2008.
Off-Balance Sheet Arrangements
     At August 31, 2008 and February 29, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
     Interest Rate Risk
     Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, including relative changes in different interest rates, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. As of August 31, 2008, we had $66.3 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34 million (increased to $40 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At August 31, 2008, the aggregate interest rate cap agreement notional amount was $79.1 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments as of August 31, 2008 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.
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
     The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the subordinated notes of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO subordinated notes or equity, when available.
     The table below describes the primary considerations used by the board of directors in determining the fair value of our investments as of August 31, 2008 for which market quotations are not readily available:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Third party independent valuation firm	$47,784	31.1%
Market maker, broker quotes	60,145	39.1
Discounted cash flows model	—	—
Interest rate yield trend analysis	45,669	29.7
Other	176	0.1

Total fair valued investments	$153,774	100.0%

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
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. In addition, please consider the following:
     Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation and limiting our ability to borrow under our Revolving Credit Facility.
     The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Unrealized Appreciation/Depreciation on Investments” in this quarterly report for details) Portfolio investments that are valued based on market prices have been directly affected by the general decline in prices. The value of some thinly traded investments have been adversely affected as a result of the pricing effects of distressed sales, which are magnified by the decline in the volume of transactions caused by market illiquidity. Portfolio investments that are internally valued (based on pricing models) have been affected by adverse general market trends, such as the increase in yield as a result of increased risk aversion among investors. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized depreciation in our portfolio and limited our ability to finance the purchase of additional portfolio investments under our Revolving Credit Facility. To the extent these adverse conditions continue, our business could be adversely affected and we may not be able to sustain or increase our NAV and/or continue to generate sufficient net investment income to fund our dividend.
     Ratings downgrades in our portfolio could require us to liquidate assets or face a default under the Revolving Facility.
     The amount we may draw under our Revolving Facility is based, in part, on the ratings of the collateral we have pledged to secure borrowings under the Revolving Facility. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” in this quarterly report for details) In addition, securities deemed to have a rating of Caa2 or below by Moody’s may not constitute more than 20% of such collateral. As of August 31, 2008, approximately 24.8% of our portfolio that could otherwise serve as collateral was deemed to be rated Caa2 or below by Moody’s and a further 7.3% of our portfolio was deemed to be rated Caa1. In some cases, we feel that these ratings do not reflect the underlying strength of the investment; in other cases, we feel that current market conditions preclude obtaining a fair sale price for the investment.
     If additional collateral assets are downgraded to Caa2 or below, our Borrowing Base would decrease and may be less than our outstanding borrowings. In such circumstances, we would be required to repay the excess borrowing within a prescribed time limit or increase our Borrowing Base by pledging more collateral. Failure to cure a Borrowing Base violation within the prescribed time limit constitutes a default under the Revolving Facility and may result in a termination of all outstanding loan commitments and acceleration of all outstanding loans. If we are unable to promptly repay the accelerated loans, our lenders could liquidate the pledged collateral.
     We are dependent on our investment adviser’s key personnel to execute our business strategy and personnel changes may negatively impact our future performance.
     We are dependent on the personnel and resources of our investment adviser to execute our business plan. In response to market conditions, particularly a reduction in the overall volume of middle market corporate debt transactions, our investment adviser recently reorganized and reduced the staff in its U.S. corporate debt business, which manages the Company. As part of these changes, our chief executive officer and president (who also served as a director) resigned and was replaced. In the event the investment adviser is not able to devote sufficient resources to us, or our management team is unable to effectively manage our business, our financial performance could be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sales of unregistered securities
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.
     Issuer purchases of equity securities
     In June 2008, as part of our dividend reinvestment plan for our common stockholders, we purchased 57,645 shares of our common stock for $0.6 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended August 31, 2008.

				Total Number	Maximum Number
				of Shares	(or Approximate
				Purchased as	Dollar Value) of
				Part of Publicly	Shares that May
	Total Number		Average	Announced	Yet be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Program	Programs
($ In thousands, except per share numbers)
June 1, 2008 through June 30, 2008	58	(1)	$10.45	—	—

Total	58		$10.45	—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase the indicated quantity of shares in the open market in order to satisfy our obligations to deliver share of common stock to our stockholders with respect to our dividend for the quarter ending May 31, 2008.
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

GSC Investment CORP.

Date: October 15, 2008	By	/s/ Seth M. Katzenstein Seth M. Katzenstein
Director, Chief Executive Officer and President, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.

Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.