Form 10-Q
period 2008-11-30
GSC INVESTMENT CORP.
filed 2009-01-14
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
     The number of outstanding common shares of the registrant as of January 9, 2009 was 8,291,384.

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	November 30, 2008	February 29, 2008
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $136,743,255 and $162,888,724, respectively)	$111,140,209	$143,745,269
Control investments (cost of $29,905,194 and $30,000,000, respectively)	25,027,279	29,075,299
Affiliate investments (cost of $0 and $0, respectively)	7,022	16,233

Total investments at fair value (amortized cost of $166,648,449 and $192,888,724, respectively)	136,174,510	172,836,801
Cash and cash equivalents	4,499,339	1,072,641
Cash and cash equivalents, securitization accounts	7,325,700	14,580,973
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	46,988	76,734
Interest receivable	3,231,155	2,355,122
Due from manager	—	940,903
Deferred credit facility financing costs, net	590,373	723,231
Management fee receivable	236,449	215,914
Other assets	204,741	39,349
Receivable from unsettled trades	1,600,000	—

Total assets	$153,909,255	$192,841,668

LIABILITIES
Revolving credit facility	$66,250,000	$78,450,000
Payable for unsettled trades	—	11,329,150
Dividend payable	—	3,233,640
Management and incentive fees payable	2,499,569	943,061
Accounts payable and accrued expenses	844,434	713,422
Interest and credit facility fees payable	220,507	292,307
Due to manager	—	11,048

Total liabilities	$69,814,510	$94,972,628

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,218,966	116,218,966
Accumulated undistributed net investment income	4,526,281	455,576
Accumulated undistributed net realized gain/(loss) from investments and derivatives	(6,093,382)	1,299,858
Net unrealized depreciation on investments and derivatives	(30,557,949)	(20,106,189)

Total stockholders’ equity	84,094,745	97,869,040

Total liabilities and stockholders’ equity	$153,909,255	$192,841,668

NET ASSET VALUE PER SHARE	$10.14	$11.80

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months ended		For the nine months ended
	November 30		November 30
	2008	2007	2008	2007
	(unaudited)		(unaudited)
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$4,269,985	$5,777,855	$12,873,546	$15,184,683
Control investments	1,452,237	—	3,198,626	—

Total interest income	5,722,222	5,777,855	16,072,172	15,184,683
Interest from cash and cash equivalents	38,377	104,143	141,074	280,140
Management fee income	517,875	—	1,529,762	383,562
Other income	82,189	—	164,683	17,298

Total investment income	6,360,663	5,881,998	17,907,691	15,865,683

EXPENSES
Interest and credit facility financing expenses	693,830	1,371,155	2,150,639	3,542,790
Base management fees	653,995	854,750	2,108,026	2,133,395
Professional fees	272,196	345,131	932,785	1,209,425
Administrator expenses	241,317	384,000	750,661	384,000
Incentive management fees	542,231	232,744	1,289,365	573,566
Insurance	173,353	155,678	518,001	431,107
Directors fees	72,490	63,000	212,375	241,840
General & administrative	65,289	52,887	208,230	228,792
Cost of acquiring management contract	—	—	—	144,000
Organizational expense	—	26,674	—	49,542

Expenses before manager expense waiver and reimbursement	2,714,701	3,486,019	8,170,082	8,938,457

Expense reimbursement	(241,317)	(674,276)	(800,376)	(1,257,718)

Total expenses net of expense waiver and reimbursement	2,473,384	2,811,743	7,369,706	7,680,739

NET INVESTMENT INCOME	3,887,279	3,070,255	10,537,985	8,184,944

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(7,293,875)	1,674,981	(7,423,694)	3,120,236
Net realized gain from derivatives	—	—	30,454	—
Net unrealized depreciation on investments	(4,142,827)	(3,607,622)	(10,422,015)	(7,225,881)
Net unrealized depreciation on derivatives	(1,419)	(76,166)	(29,745)	(120,213)

Net loss on investments	(11,438,121)	(2,008,807)	(17,845,000)	(4,225,858)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(7,550,842)	$1,061,448	$(7,307,015)	$3,959,086

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.91)	$0.13	$(0.88)	$0.52

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	8,291,384	8,291,384	7,588,040
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
November 30, 2008
(Unaudited)

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
Non-control/Non-affiliated investments — 132.2% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,683,992	7.9%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 8.06%, 8/18/2012	1,441,241	1,423,353	1,094,767	1.3%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 12.06%, 8/18/2013	1,862,420	1,827,044	1,485,466	1.8%

		Total Building Products	3,303,661	3,250,397	2,580,233	3.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.27%, 12/20/2013	1,975,676	1,678,519	931,136	1.1%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 9.21%, 1/26/2012	3,250,000	3,246,605	2,805,075	3.3%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 6.34%, 11/22/2012	3,122,943	2,883,461	2,552,381	3.0%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 10.67%, 5/22/2013	5,000,000	4,768,476	3,988,500	4.7%

		Total Consumer Products	11,372,943	10,898,542	9,345,956	11.0%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.55%, 7/31/2013	381,203	381,203	302,980	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 13.15%, 12/31/2010	1,672,887	1,551,546	859,028	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.00%, 6/1/2014	2,000,000	1,760,733	1,640,400	2.0%

Group Dekko (d)	Electronics	Second Lien Term Loan 8.18%, 1/20/2012	6,670,000	6,670,000	5,994,329	7.1%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 6.01%, 5/31/2014	46,332	42,152	22,392	0.0%

		Total Electronics	8,716,332	8,472,885	7,657,121	9.1%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 8.01%, 6/29/2013	5,960,000	5,841,783	4,588,008	5.5%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.21%, 7/31/2013	4,900,000	4,869,245	4,082,190	4.9%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 5.94%, 3/31/2012	2,528,492	1,660,315	1,748,705	2.1%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,611,764	2,467,720	2.9%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 9.13%, 4/17/2013	4,093,750	4,044,654	3,560,334	4.3%

		Total Healthcare Services	7,893,750	7,656,418	6,028,054	7.2%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,269,871	3,916,990	4.7%

Asurion Corporation (d)	Insurance	First Lien Term Loan 5.73%, 7/3/2014	2,000,000	1,694,390	1,374,000	1.6%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.94%, 6/30/2013	2,828,423	2,822,947	2,343,914	2.8%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	9,243,600	11.0%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,309,510	1.6%

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 8.44%, 12/15/2014	5,000,000	4,762,301	4,725,000	5.6%

		Total Manufacturing	18,700,000	18,462,301	15,278,110	18.2%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,021	2,061,000	2.5%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,844,379	3,869,000	4.5%

Elyria Foundry Company, LLC	Metals	Warrants	—	—	243,450	0.3%

		Total Metals	7,500,000	7,338,400	6,173,450	7.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,913,487	2,427,615	2.9%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.44%, 9/20/2013	5,989,316	5,989,144	4,202,703	5.0%

		Total Natural Resources	8,937,956	8,902,631	6,630,318	7.9%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 8.24%, 5/11/2015	3,000,000	2,811,473	2,675,400	3.2%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,909,840	7.0%

		Total Oil and Gas	9,200,000	9,011,473	8,585,240	10.2%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,345,500	2.8%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,851,891	3,844,110	4.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,090,551	4,032,154	4.7%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.83%, 6/15/2009	500,000	499,391	396,300	0.5%

		Total Packaging	12,937,250	12,941,833	10,618,064	12.6%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 6.51%, 12/31/2013	2,054,897	1,605,846	1,431,646	1.7%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 6.01%, 5/31/2014	1,975,000	1,543,486	1,022,853	1.2%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.91%, 6/24/2009	477,504	463,494	461,794	0.5%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 5.92%, 6/24/2009	513,550	498,482	496,654	0.6%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 10.11%, 9/19/2014	1,203,226	1,198,176	952,715	1.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,087,185	3,864,000	4.7%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.64%, 2/1/2013	4,910,113	3,677,971	2,373,058	2.8%

		Total Publishing	14,079,393	12,468,794	9,171,074	10.9%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 11.56%, 9/30/2013	1,000,000	881,916	810,000	1.0%

Sub Total Non-control/Non-affiliated investments				136,743,255	111,140,209	132.2%

Control investments — 29.7% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest		—	60,469	0.1%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 19.20%, 1/21/2020	30,000,000	29,905,194	24,966,810	29.6%

Sub Total Control investments				29,905,194	25,027,279	29.7%

Affiliate investments — 0.0% (b)

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership interest		—	7,022	0.0%

TOTAL INVESTMENT ASSETS — 161.9% (b)				$166,648,449	$136,174,510	161.9%

						% of
					Fair	Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$31,967	0.0%
Interest rate cap	8.0%	11/30/2013	29,967,408	44,000	15,021	0.0%

Sub Total Outstanding interest rate cap				$131,000	$46,988	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $84,094,745 as of November 30, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	19.20% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(9,211)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,198,626	$1,529,762	$—	$(3,853,530)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(99,684)
See accompanying notes to consolidated financial statements.
GSC Investment Corp.
Consolidated Schedule of Investments
February 29, 2008

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
Non-control/Non-affiliated investments — 146.9% (b)

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	$7,000,000	$6,890,639	$3,850,000	3.9%

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	8,425,000	8,421,760	8,003,750	8.2%

Key Safety Systems (d)	Automotive	First Lien Term Loan 6.68%, 3/8/2014	2,500,000	1,837,500	1,875,000	1.9%

SILLC Holdings, LLC (d)	Automotive	Second Lien Term Loan 9.86%, 5/24/2011	23,049,210	22,865,049	20,283,305	20.7%

		Total Automotive	25,549,210	24,702,549	22,158,305	22.6%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 8.56%, 8/18/2012	1,871,500	1,847,290	1,403,625	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 12.31%, 8/18/2013	2,400,000	2,354,989	1,560,000	1.6%

		Total Building Products	4,271,500	4,202,280	2,963,625	3.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,245,793	3,152,500	3.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 7.61%, 11/22/2012	3,408,271	3,095,060	2,851,701	2.9%

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 13.35%, 5/22/2013	5,000,000	4,743,768	4,016,500	4.1%

		Total Consumer Products	11,658,271	11,084,621	10,020,701	10.2%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.62%, 6/24/2009	481,233	449,953	444,371	0.4%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.74%, 6/24/2009	518,767	485,047	479,859	0.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.77%, 7/31/2013	406,228	406,228	365,605	0.4%

		Total Consumer Services	1,406,228	1,341,228	1,289,835	1.3%

M/C Communications, LLC (d)	Education	First Lien Term Loan 5.54%, 12/31/2010	1,736,766	1,571,773	1,545,721	1.6%

Group Dekko (d)	Electronics	Second Lien Term Loan 9.38%, 1/20/2012	6,670,000	6,670,000	6,336,500	6.5%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 7.09%, 5/31/2014	49,750	44,647	40,497	0.0%

		Total Electronics	6,719,750	6,714,647	6,376,997	6.5%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 9.08%, 6/29/2013	5,960,000	5,827,121	5,066,000	5.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 9.37%, 7/31/2013	4,937,500	4,902,101	3,555,000	3.6%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 6.11%, 10/10/2013	21,106	19,693	17,746	0.0%

Realogy Corp. (d)	Financial Services	First Lien Term Loan 7.51%, 10/10/2013	78,394	73,147	65,733	0.1%

		Total Financial Services	5,037,000	4,994,941	3,638,479	3.7%

CCM Merger Inc. (d)	Gaming	First Lien Term Loan 6.35%, 7/13/2012	2,000,000	1,670,000	1,730,000	1.8%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,574,228	3,040,000	3.1%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.41%, 4/17/2013	3,000,000	3,000,000	3,000,000	3.1%

		Total Healthcare Services	6,800,000	6,574,228	6,040,000	6.2%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,194,636	5,912,060	6.0%

Asurion Corporation (d)	Insurance	First Lien Term Loan 6.10%, 7/3/2014	2,000,000	1,665,000	1,699,600	1.7%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.89%, 6/30/2013	2,973,362	2,966,658	2,687,919	2.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	12,000,000	12,000,000	11,712,000	12.0%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	3,400,000	3,400,000	3,318,400	3.4%

		Total Manufacturing	15,400,000	15,400,000	15,030,400	15.4%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,087	2,218,750	2.3%

Elyria Foundry Company, LLC (c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,893,873	2,910,000	3.0%

		Total Metals	5,500,000	5,386,960	5,128,750	5.3%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,365,592	5,365,393	4,167,456	4.3%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 9.32%, 5/11/2015	2,000,000	1,947,348	1,600,000	1.6%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 12.15%, 10/5/2012	6,200,000	6,200,000	6,138,000	6.3%
		Total Oil and Gas	8,200,000	8,147,348	7,738,000	7.9%

Atlantis Plastics Films, Inc. (d)	Packaging	First Lien Term Loan 8.71%, 9/22/2011	6,516,244	6,491,835	4,298,114	4.4%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,500,000	2.6%

		Investment				% of
		Interest			Fair	Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Value	Equity
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,853,648	4,447,450	4.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,096	4,665,008	4.8%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,536	459,500	0.5%

		Total Packaging	19,453,494	19,438,114	16,370,073	16.8%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 7.09%, 5/31/2014	1,990,000	1,516,878	1,492,500	1.5%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 11.09%, 9/19/2014	1,203,226	1,197,520	1,070,871	1.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,095,198	4,400,000	4.5%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.37%, 2/1/2013	2,962,500	2,134,841	2,325,563	2.4%

		Total Publishing	11,155,726	9,944,437	9,288,934	9.5%

QCE LLC (d)	Restaurants	First Lien Term Loan 7.03%, 5/5/2013	992,443	804,673	859,456	0.9%

Claire's Stores, Inc. (d)	Retail	First Lien Term Loan 6.47%, 5/29/2014	2,786,000	2,579,717	2,179,209	2.2%

Sub Total Non-control/Non-affiliated investments				162,888,724	143,745,269	146.9%

Control investments — 29.7% (b)

GSC CDO III, LLC (g)	Financial Services	100% General Partnership interest		—	160,153	0.2%

GSC Investment Corp. CLO 2007 LTD. (g)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	28,915,146	29.5%

Sub Total Control investments				30,000,000	29,075,299	29.7%

Affiliate investments — 0.0% (b)
GSC Partners CDO GP III, LP (f)	Financial Services	6.24% Limited Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS — 176.6% (b)				$192,888,724	$172,836,801	176.6%

						% of
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Stockholders’ Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$50,703	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	26,031	0.0%

Sub Total Outstanding interest rate cap				$131,000	$76,734	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $97,869,040 as of February 29, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the investment is pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$2,045,067	$2,084,214	$—	$—	$—	$39,147	$16,233

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$30,000,000	$—	$—	$262,442	$215,914	$—	$(1,084,854)
GSC Partners CDO GP III, LP	$13,574,694	$14,003,367	$—	$—	$—	$428,673	$160,153
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the nine months ended	For the nine months ended
	November 30, 2008	November 30, 2007
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$10,537,985	$8,184,944
Net realized gain/(loss) from investments	(7,423,694)	3,120,236
Net realized gain from derivatives	30,454	—
Net unrealized depreciation on investments	(10,422,015)	(7,225,881)
Net unrealized depreciation on derivatives	(29,745)	(120,213)

Net increase/(decrease) in net assets from operations	(7,307,015)	3,959,086

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(6,467,280)	(8,125,556)

Net decrease in net assets from shareholder distributions	(6,467,280)	(8,125,556)

CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net	—	116,301,011

Net increase in net assets from capital share transactions	—	116,301,011

Total increase/(decrease) in net assets	(13,774,295)	112,134,541
Net assets at beginning of period	97,869,040	(129,163)

Net assets at end of period	$84,094,745	$112,005,378

Net asset value per common share	$10.14	$13.51
Common shares outstanding at end of period	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the nine months ended	For the nine months ended
	November 30, 2008	November 30, 2007
	(unaudited)	(unaudited)
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(7,307,015)	$3,959,086
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(623,724)	(191,706)
Net accretion of discount on investments	(1,012,971)	(663,468)
Amortization of deferred credit facility financing costs	132,858	162,704
Net realized (gain) loss from investments	7,423,694	(3,120,236)
Net unrealized depreciation on investments	10,422,015	7,225,881
Unrealized depreciation on derivatives	29,745	71,682
Proceeds from sale and redemption of investments	48,713,273	117,992,569
Purchase of investments	(28,259,995)	(291,368,015)
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	7,255,273	(5,549,171)
Cash, restricted	—	(3,104,293)
Interest receivable	(876,033)	(3,973,870)
Due from manager	940,903	(885,132)
Management fee receivable	(20,535)	—
Other assets	(165,392)	(277,494)
Receivable from unsettled trades	(1,600,000)	—
Deferred offering costs	—	808,617
Payable for unsettled trades	(11,329,150)	1,940,400
Management and incentive fees payable	1,556,508	1,089,805
Accounts payable and accrued expenses	131,012	693,756
Interest and credit facility fees payable	(71,800)	420,363
Due to manager	(11,048)	7,758
Accrued offering costs	—	(760,000)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	25,327,618	(175,520,764)

Financing activities
Issuance of shares of common stock	—	100,681,250
Borrowings on debt	7,800,000	145,908,119
Paydowns on debt	(20,000,000)	(61,532,858)
Credit facility financing cost	—	(1,225,699)
Payments of cash dividends	(9,700,920)	(4,974,830)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(21,900,920)	178,855,982

CHANGE IN CASH AND CASH EQUIVALENTS	3,426,698	3,335,218
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,641	1,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,499,339	$3,336,248

Supplemental Information:
Interest paid during the period	$2,089,581	$2,959,723

Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC CDO III, LLC and GSC Partners CDO GP III, L.P.	$—	$15,619,761
Paid-in-kind interest income	$623,724	$191,706
Net accretion of discount on investments	$1,012,971	$663,468
Amortization of deferred credit facility financing costs	$132,858	$162,704
See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
GSC Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code. We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds.
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
Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available as stated above at fair value as determined in good faith by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection. As of November 30, 2008, no investments were on non-accrual status.

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
Income Taxes
The Company has filed an election to be treated for tax purposes as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.
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
Dividends
Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.
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
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. FAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in FAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not intend to elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the Company does not believe the adoption of this statement will have a significant effect on the Company’s financial position or its results of operations.

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
In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of FAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.
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
The following table presents fair value measurements of investments as of November 30, 2008 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate investments	$—	$—	$111,140	$111,140
Control investments	—	—	25,028	25,028
Affiliate investments	—	—	7	7

Total investments at fair value	$—	$—	$136,175	$136,175
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2008 (dollars in thousands):

Level 3
Balance as of February 29, 2008	$172,837
Net unrealized losses	(10,422)
Purchases and other adjustments to cost	22,473

Level 3
Sales and redemptions	(48,713)
Net transfers in and/or out	—

Balance as of November 30, 2008	$136,175
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
The composition of our investments as of November 30, 2008, at amortized cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$24,841	$19,443	14.3%
Second lien term loans	57,371	49,766	36.6
Senior secured notes	35,744	27,271	20.0
Unsecured notes	18,787	14,417	10.6
Structured Finance Securities	29,905	24,967	18.3
Equity/limited partnership interest	—	311	0.2

Total	$166,648	$136,175	100.0%
The composition of our investments as of February 29, 2008, at amortized cost and fair value was as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$29,660	$26,362	15.3%
Second lien term loans	70,819	62,446	36.1
Senior secured notes	35,024	31,657	18.3
Unsecured notes	27,386	23,281	13.5
Structured Finance Securities	30,000	28,915	16.7
Equity/limited partnership interest	—	176	0.1

Total	$192,889	$172,837	100.0%
Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three and nine months ended November 30, 2008, we accrued $0.5 and $1.5 million in management fees and $1.5 and $3.2 million in interest income. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
For the three and nine months ended November 30, 2008, we incurred $0.7 and $2.1 million in base management fees and $0.5 and $1.3 million in incentive fees related to pre-incentive fee net investment income. For the three and nine months ended November 30, 2008, we incurred no incentive management fees related to net realized capital gains. As of November 30, 2008, $0.7 million of base management fees and $1.8 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
For the three and nine months ended November 30, 2007, we incurred $0.9 and $2.1 million in base management fees, $0.2 and $0.6 million in incentive fees related to pre-incentive fee net investment income.
As of November 30, 2008, the end of the third quarter of fiscal year 2009, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the third fiscal quarter of fiscal year 2008. Accordingly, the payment of the incentive fee for the quarter ended November 30, 2008 will be deferred. The total deferred incentive fee payable at November 30, 2008 is $1.8 million.
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
For the three and nine months ended November 30, 2008, we accrued $0.2 and $0.8 million of administrator expenses pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. During the initial two year term of the Administration Agreement, GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three and nine months ended November 30, 2008, we have recorded $0.2 and $0.8 million in expense waiver and reimbursement under the Administration Agreement in the accompanying consolidated statement of operations.
On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. For the nine months ended November 30, 2008, we have recorded $49,715 in expense waiver and reimbursement under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.
Note 6. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. We also pay an unused commitment fee equal to 0.225% payable monthly. As of November 30, 2008, there was $66.3 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. For the three and nine months ended November 30, 2008, we recorded $0.6 and $2.0 million of interest expense and $43,964 and $132,858 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 2.61% to 4.29%. As of November 30, 2007, there was $78.1 million outstanding under the Revolving Facility. For the three and nine months ended November 30, 2007, we recorded $1.2 and $2.8 million of interest expense and $43,964 and $111,982 of amortization of deferred financing costs related to the Revolving Facility and the interest rates on the outstanding borrowings ranged from 5.14% to 5.73%.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets were pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. As of November 30, 2007, there was $6.3 million outstanding under the Term Facility. For the three and nine months ended November 30, 2007, we recorded $0.1 and $0.6 million of interest expense and $21,569 and $50,722 of amortization of deferred financing costs related to the Term Facility.
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
At February 29, 2008, we had $78.5 million in borrowings under the Revolving Facility and $21.5 million of undrawn commitments remaining. At November 30, 2008, we had $66.3 million in borrowings under the Revolving Facility and $33.7 million of undrawn commitments remaining. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $68.1 million at November 30, 2008 versus $83.6 million at February 29, 2008. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the November 30, 2008 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended August 31, 2008. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. If the November 30, 2008 valuations were used to calculate the Borrowing Base at November 30, 2008, the collateral balance would have been $114.2 million versus $117.8 million when using the August 31, 2008 valuations. At November 30, 2008, the Company had $2.4 million of unrestricted cash and cash equivalents that could be pledged under the Revolving Facility to increase the Borrowing Base or to repay outstanding borrowings.
A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur.
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
Note 8. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the nine months ended November 30, 2008, and November 30, 2007 (dollars in thousands except per share amounts):

Basic and diluted	November 30, 2008	November 30, 2007

Net increase/(decrease) in net assets from operations	$(7,307)	$3,959
Weighted average common shares outstanding	8,291,384	7,588,040
Earnings per common share-basic and diluted	$(0.88)	$0.52
Note 9. Dividend
The following table summarizes dividends declared during the nine months ended November 30, 2008 and November 30, 2007 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 20, 2008	August 29, 2008	September 15, 2008	0.39	3,234

Total dividends declared			$0.78	$6,468

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount

May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990
August 14, 2007	August 24, 2007	August 31, 2007	0.36	2,985
November 15, 2007	November 30, 2007	December 3, 2007	0.38	3,151

Total dividends declared			$0.98	$8,126

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 10. Financial Highlights
The following is a schedule of financial highlights for the nine months ended November 30, 2008 and November 30, 2007 and for the year ended February 29, 2008:

Per share data:	November 30, 2008	November 30, 2007	February 29, 2008

Public offering cost at IPO, March 23, 2007	$—	$15.00	$15.00
Sales load	—	(0.85)	(0.85)
Offering cost	—	(0.12)	(0.12)

Net asset value at beginning of period/IPO	11.80	14.03	14.03

Net investment income (1)	1.27	0.99	1.30
Net realized gains (losses) on investments and derivatives	(0.89)	0.38	0.47
Net unrealized appreciation (depreciation) on investments and derivatives	(1.26)	(0.91)*	(2.45)*

Net increase (decrease) in stockholders’ equity	(0.88)	0.46	(0.68)

Distributions declared from net investment income	(0.78)	(0.98)	(1.37)
Distributions declared from net realized capital gains	—	—	(0.18)

Total distributions to stockholders	(0.78)	(0.98)	(1.55)

Net asset value at end of period	$10.14	$13.51	$11.80

Net assets at end of period	$84,094,745	$112,005,378	$97,869,040
Shares outstanding at end of period	8,291,384	8,291,384	8,291,384

Per share market value at end of period	$1.55	$11.05	$11.04
Total return based on market value (2)	(78.89)%	(19.80)%	(16.07)%
Total return based on net asset value (3)	(7.46)%	1.03%	(11.00)%

*	Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.

Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	13.93%	8.90%	8.11%
Ratio of operating expenses to average net assets (4) (5)	6.77%	6.20%	5.91%
Ratio of incentive management fees to average net assets (5)	1.84%	0.74%	0.64%
Ratio of credit facility related expenses to average net assets (5)	3.08%	4.55%	4.51%
Ratio of total expenses to average net assets (4) (5)	11.69%	11.49%	11.05%

(1)	Net investment income excluding expense waiver and reimbursement equals $1.17 and $0.84 per share for the nine months ended November 30, 2008 and November 30, 2007, respectively.

(2)	For the nine months ended November 30, 2008, the total return based on market value equals the decrease in market value at November 30, 2008, of $9.49 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividends of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the February 29, 2008 price per share. For the nine months ended November 30, 2007, the total return based on market value equals the decrease in market value at November 30, 2007 of $3.95 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, and the declared dividend of $0.38 per share for stockholders of record on November 30, 2007, divided by the IPO offering price per share. Total return based on market value is not annualized.

(3)	For the nine months ended November 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the beginning net asset value during the period. For the nine months ended November 30, 2007, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, and the declared dividend of $0.38 per share for stockholders of record on November 30, 2007,divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the nine months ended November 30, 2008, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 15.08%, 5.62%, and 10.54%, respectively. For the nine months ended November 30, 2007, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 10.52%, 4.58%, and 9.87%.

(5)	Annualized.
Note 11. Related Party Transaction
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of November 30, 2008, the fair value of the general partnership interest and limited partnership interest is $67,491.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of November 30, 2008, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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
Note 12. Subsequent Events
In January 2009, we notified the lender under the Revolving Facility that we were electing to terminate the revolving period of the Revolving Facility effective January 14, 2009. Accordingly, as of January 14, 2009, the Revolving Facility will begin a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable.
One of our portfolio companies, Lyondell Chemical Company, filed for bankruptcy on January 6, 2009. Subsequent to this date, our debt investment in such company will be accounted for on a non-accrual basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008.
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
Overview
     GSC Investment Corp. is a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objectives are to generate current income and capital appreciation through debt and equity investments by primarily investing in middle market companies and select high yield bonds. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code. We commenced operations on March 23, 2007, and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.

     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of November 30, 2008, our portfolio consisted of $136.2 million, principally invested in 35 portfolio companies and one CLO.
     Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. We seek to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors; due to unfavorable conditions in the credit market, the majority of our trading activity over the last several quarters has been in the secondary market. The leveraged loans and high yield bonds that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” As part of our long term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the U.S. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of November 30, 2008, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constitutes 16.2% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
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
     The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, during the initial two year term of the administration agreement (which will expire in March 2009), GSC Group has waived our reimbursement obligation under the administration agreement until our total assets exceed $500 million.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters. We commenced deferring cash payment of incentive fees during the quarterly period ending August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $1.8 million as of November 30, 2008.
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

Portfolio and Investment Activity
Corporate Debt Portfolio Overview(1)

	At November 30, 2008	At February 29, 2008
	($ in millions)
Number of investments	42	43
Number of portfolio companies	35	36
Average investment size	$2.6	$3.3
Weighted average maturity	3.5 years	3.8 years
Number of industries	22	23
Average investment per portfolio company	$3.2	$4
Non-Performing or delinquent investments	— (2)	—
Fixed rate debt (% of interest bearing portfolio)	$43.9 (39.5%)	$57.0 (39.6%)
Weighted average current coupon	11.7%	11.6%
Floating rate debt (% of interest bearing portfolio)	$67.3 (60.5%)	$86.8 (60.4%)
Weighted average current spread over LIBOR	5.9%	5.6%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.

(2)	In January 2009, the Company’s $0.9 million investment in Lyondell Chemical Company became non-performing as a result of the obligor’s bankruptcy filing.
     During the three months ended November 30, 2008, we made 2 investments in an aggregate amount of $3.0 million in new portfolio companies and no investments in existing portfolio companies. Also during the three months ended November 30, 2008, we had $10.0 million in aggregate amount of exits and repayments, resulting in net repayments of $7.0 million for the period.
     For the equivalent period in fiscal year 2008, we made 7 investments in an aggregate amount of $13.1 million, consisting of $8.1 million in investments in new portfolio companies and $5.0 million in investments existing portfolio companies. Also during the three months ended November 30, 2007, we had $19.9 million in exits and repayments, resulting in net repayments of $6.8 million for the period.
     Our portfolio composition at November 30, 2008 and February 29, 2008 was as follows:
Portfolio composition

	At November 30, 2008		At February 29, 2008
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	14.3%	8.5%	15.3%	8.1%
Second lien term loans	36.6	9.6	36.1	10.8
Senior secured notes	20.0	11.6	18.3	11.5
Unsecured notes	10.6	12.3	13.5	12.2
GSCIC CLO subordinated notes	18.3	19.2	16.7	8.4
Equity/limited partnership interests	0.2	N/A	0.1	N/A

Total	100.0%	11.9%	100.0%	10.3%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at November 30, 2008, was composed of $416.6 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008) and we do not consolidate the GSCIC CLO portfolio on our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at November 30, 2008, no GSCIC CLO portfolio investment was in payment default or delinquent on any payment obligations and over 83% of the GSCIC CLO portfolio investments had a CMR numerical debt score of less than 2.99 and a corporate letter rating of A or B.

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
     The CMR distribution of our investments at November 30, 2008 and February 29, 2008 were as follows:
Portfolio CMR distribution

	At November 30, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		($ in thousands)
1.00 - 1.99	$8,775	6.4%	$11,863	6.9%
2.00 - 2.99	57,353	42.1	87,423	50.6
3.00 - 3.99	41,096	30.2	44,459	25.7
4.00 - 4.99	3,917	2.9	—	—
5.00	—	—	—	—
N/A(1)	25,034	18.4	29,092	16.8

Total	$136,175	100.0%	$172,837	100.0%

	At November 30, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		($ in thousands)
A	$4,725	3.5%	$0	0.0%
B	58,559	43.0	112,019	64.8
C	38,625	28.3	31,726	18.4
D	9,231	6.8	—	—
E	—	—	—	—
F	—	—	—	—
N/A(1)	25,035	18.4	29,092	16.8

Total	$136,175	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
     At November 30, 2008, 48.5% of our investments had a CMR debt score of less than 2.99, a decline of 9.0% from February 29, 2008. The decline is mainly due to deterioration in leverage ratios and interest coverage ratios in our investments as of their latest quarterly financials and, in some cases, a decline in EBITDA as compared to a prior period. Additionally, at November 30, 2008, 46.5% of our investments were assigned a CMR letter rating of A or B, a decline of 18.3% from February 29, 2008. The reassignment of our investments from A/B to C/D is mainly attributable to deterioration in credit metrics as compared to the covenant tests in the applicable credit agreement or indenture.
     The following table shows the portfolio composition by industry grouping at fair value at November 30, 2008 and February 29, 2008.
Portfolio composition by industry grouping at fair value

	At November 30, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		($ in thousands)
Structured Finance Securities(1)	$24,967	18.3%	$28,915	16.7%
Manufacturing	15,278	11.2	15,030	8.7
Packaging	10,618	7.8	16,370	9.5
Consumer Products	9,346	6.9	10,021	5.8
Publishing	9,171	6.7	9,289	5.4
Oil and Gas	8,585	6.3	7,738	4.5
Electronics	7,657	5.6	6,377	3.7
Apparel	6,684	4.9	8,004	4.6
Natural Resources	6,630	4.9	4,167	2.4
Metals	6,174	4.5	5,129	3.0
Healthcare Services	6,028	4.4	6,040	3.5
Environmental	4,588	3.4	5,066	2.9
Financial Services	4,150	3.1	3,815	2.2
Homebuilding	3,917	2.9	5,912	3.4
Building Products	2,580	1.9	2,964	1.7
Logistics	2,344	1.7	2,688	1.6
Food and Beverage	1,749	1.3	—	—
Printing	1,432	1.1	—	—
Insurance	1,374	1.0	1,700	1.0
Chemicals	931	0.7	—	—
Education	859	0.6	1,546	0.9
Software	810	0.6	—	—
Consumer Services	303	0.2	1,290	0.7
Agriculture	—	—	3,850	2.2
Automotive	—	—	22,158	12.8
Retail	—	—	2,179	1.3
Gaming	—	—	1,730	1.0
Restaurants	—	—	859	0.5

Total	$136,175	100.0%	$172,837	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at November 30, 2008 and February 29, 2008. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At November 30, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		($ in thousands)
Midwest	$34,174	25.1%	$40,109	23.2%
Southeast	27,645	20.3	33,685	19.5
Other(1)	25,034	18.4	29,092	16.8

	At November 30, 2008		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
		($ in thousands)
West	19,060	14.0	24,450	14.2
International	14,903	10.9	13,739	7.9
Northeast	14,549	10.7	11,395	6.6
Mid-Atlantic	810	0.6	20,367	11.8

Total	$136,175	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
Results of Operations
     Investment Income
     Total investment income was $6.4 million for the three months ended November 30, 2008 versus $5.9 million for the three months ended November 30, 2007, an increase of $0.5 million, or 8.5%. The increase is predominantly attributable to the management fee earned from GSCIC CLO during the three months ended November 30, 2008.
     Total investment income was $17.9 million for the nine months ended November 30, 2008 versus $15.9 million for the nine months ended November 30, 2007, an increase of $2.0 million, or 12.6%. The increase is predominantly attributable to the management fee earned from GSCIC CLO during the nine months ended November 30, 2008 and the Company’s being operational for only eight months during the nine months ended November 30, 2007.
     The composition of our investment income in each period was as follows:
Investment Income

	Three months ended		Nine months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
		($ in thousands)
Interest from investments	$5,722	$5,778	$16,072	$15,185
Management of GSCIC CLO	518	—	1,530	—
Management of CDO III	—	—	—	384
Interest from cash and cash equivalents and other income	121	104	306	297

Total	$6,361	$5,882	$17,908	$15,866

     For the three and nine months ended November 30, 2008, total PIK income was $0.2 million and $0.6 million, respectively. For the equivalent periods in fiscal year 2008, total PIK income was $0.2 million and $0.2 million, respectively.
     Operating Expenses
     Total operating expenses before manager reimbursement were $2.7 million for the three months ended November 30, 2008 versus $3.5 million for the three months ended November 30, 2007, a decrease of $0.8 million, or 22.9%. Total operating expenses before manager reimbursement were $8.2 million for the nine months ended November 30, 2008 versus $8.9 million for the nine months ended November 30, 2007, a decrease of $0.7 million, or 7.9%. The composition of our operating expenses in each period was as follows:
Operating Expenses

	Three months ended		Nine months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
		($ in thousands)
Interest and credit facility expense	$694	$1,371	$2,151	$3,543
Base management fees	654	855	2,108	2,133
Professional fees	272	345	933	1,209
Incentive management fees	542	233	1,289	574
Administrator expenses	241	384	751	384
Insurance expenses	174	156	518	431
Directors fees	73	63	212	242

	Three months ended		Nine months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
		($ in thousands)
General and administrative expenses	65	53	208	229
Other	—	26	—	193

Total	$2,715	$3,486	$8,170	$8,938

     The decrease in interest and credit facility expense for the three and nine months ended November 30, 2008 versus the equivalent periods in fiscal year 2008 was due to decreased borrowing under the Revolving Facility (please see “––Financial Condition, Liquidity and Capital Resources” below for more information). The increase in Administrator expenses for the nine months ended November 30, 2008 versus the equivalent period in fiscal year 2008 was due to a change in the financial statement presentation of these expenses (gross versus net). Administrator expenses are fully offset by an expense waiver and reimbursement from GSC Group. The increase in incentive management fee for the three and nine months ended November 30, 2008 versus the equivalent period in fiscal year 2008 resulted from the combination of higher net investment income and lower operating expenses between the two periods.
     For the three months ended November 30, 2008, we recorded $0.2 million in expense waiver and reimbursement from the administrator and Manager versus $0.7 million for the three months ended November 30, 2007. For the nine months ended November 30, 2008, we recorded $0.8 million in expense waiver and reimbursement from the administrator and Manager versus $1.3 million for the nine months ended November 30, 2007. In each case, the decline was due to the termination of the expense reimbursement agreement as of March 23, 2008, pursuant to which GSC Group had reimbursed the Company for operating expenses (other than investment advisory and management fees and interest and credit facility expenses) in excess of 1.55% of net assets attributable to common stock.
     Net Realized Gains/Losses from Investments
     For the three months ended November 30, 2008, the Company had $7.3 million of net realized losses versus $1.7 million of net realized gains for the three months ended November 30, 2007. For the nine months ended November 30, 2008, the Company had $7.4 million of net realized losses versus $3.1 million of net realized gains for the nine months ended November 30, 2007. The most significant gains and losses for the nine months ending November 30, 2008 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
			($ in thousands)
Key Safety Systems	First Lien Term Loan	$2,063	$1,857	$206
SILLC Holdings, LLC	Second Lien Term Loan	23,049	22,878	171
CCM Merger, Inc.	First Lien Term Loan	1,758	1,670	88
EuroFresh, Inc.	Unsecured Notes	2,880	6,900	(4,020)
Atlantis Plastics Films, Inc.	First Lien Term Loan	2,987	6,230	(3,243)
Claire’s Stores, Inc.	First Lien Term Loan	2,105	2,586	(481)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)
Decrane Aircraft Holdings, Inc	Second Lien Term Loan	3,620	3,710	(90)
GFSI, Inc.	Senior Secured Notes	925	997	(72)
     The most significant losses for the period are attributable to the bankruptcy of Atlantis Plastics Films, Inc. and the sale of EuroFresh Inc. Atlantis Plastics filed for bankruptcy during our second quarter and was auctioned in two separate asset sales transactions during our third quarter. One of the asset sales transactions was completed during the third quarter with gross proceeds to the Company of $3.0 million. We have fair valued our remaining Atlantis Plastics investment based on the additional gross proceeds we expect to receive from the remaining sale. Due to deteriorating performance and increased leverage, we liquidated our investment in EuroFresh, Inc. during the quarter.
     Net Unrealized Appreciation/Depreciation on Investments
     For the three months ended November 30, 2008, the Company’s investments had an increase in net unrealized depreciation of $4.1 million versus an increase in net unrealized depreciation of $3.6 million for the three months ended November 30, 2007. For the nine months ended November 30, 2008, the Company’s investments had an increase in net unrealized depreciation of $10.4 million versus an increase in net unrealized depreciation of $7.2 million for the nine months ended November 30, 2007. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2008, were the following:

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
		($ in thousands)
Legacy Cabinets, Inc.	First Lien Term Loan	$3,250	$2,580	$(670)	$568
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	4,869	4,082	(787)	560
Edgen Murray II, L.P.	Second Lien Term Loan	2,811	2,675	(136)	211
GSCIC CLO	Other/Structured Finance Securities	29,905	24,967	(4,938)	(3,854)
Jason Incorporated	Unsecured Notes	13,700	10,553	(3,147)	(2,777)
McMillin Companies, LLC	Unsecured Notes	7,270	3,917	(3,353)	(2,070)
Penton Media, Inc.	First Lien Term Loan	3,678	2,373	(1,305)	(1,496)
Terphane Holdings Corp.	Senior Secured Notes	10,442	8,273	(2,169)	(1,295)
     The $3.9 million net unrealized depreciation in our investment in the GSCIC subordinated notes was due to an increase in the assumed portfolio default rate and present value discount rate in our discounted cash flow model. These changes were made to reflect the current market environment for CLO equity investments and not as a result of any change in the underlying GSCIC portfolio. The reasons for changes in the fair value of other portfolio investments must be considered on a case-by-case basis. However, two factors that we believe have had a significant impact on our portfolio overall are the market wide increase in interest yield as a result of risk re-pricing and the profusion of forced liquidations as loan buyers are forced to raise capital. For example, the Merrill Lynch High Yield Index increased from an average yield of 11.50% to 21.63% from the fiscal quarter ended August 31, 2008 to the fiscal quarter ended November 30, 2008 and the S&P Flow Name Index decreased from an average price of 88.32% to 66.65% from August 28, 2008 to November 25, 2008. While we believe that these indices effectively illustrate the adverse general market conditions, we believe that market-wide movements are not necessarily indicative of any changes in the condition or prospects of the affected portfolio investments. Nonetheless, our valuation process requires us to take account of such conditions in determining the fair value of our portfolio.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the three months ended November 30, 2008, changes in the value of the interest rate caps resulted in an unrealized depreciation of $1,419 versus an unrealized depreciation of $76,166 for the three months ended November 30, 2007. For the nine months ended November 30, 2008, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized depreciation of $0.03 million versus an unrealized depreciation of $0.1 million for the nine months ended November 30, 2007.
     Changes in Net Asset Value from Operations
     For the three months ended November 30, 2008, we recorded a net decrease in net assets resulting from operations of $7.6 million versus a net increase in net assets resulting from operations of $1.1 million for the three months ended November 30, 2007. The difference is attributable to the negative effects of the swing from a net realized gain to a net realized loss and the increase in unrealized depreciation in our portfolio between the two periods, which outweighed the positive effects of an increase in total investment income and decrease in operating expenses between the two periods. Based on 8,291,384 weighted average common shares outstanding as of November 30, 2007 and November 30, 2008, our per share net decrease in net assets resulting from operations was $0.91 for the three months ended November 30, 2008 versus a per share net increase of $0.13 for the three months ended November 30, 2007.
     For the nine months ended November 30, 2008, we recorded a net decrease in net assets resulting from operations of $7.3 million versus a net increase in net assets resulting from operations of $4.0 million for the nine months ended November 30, 2007. The difference is attributable to the negative effects of the swing from a net realized gain to a net realized loss and the increase in unrealized depreciation in our portfolio between the two periods, which outweighed the positive effects of an increase in total investment income and decrease in operating expenses between the two periods. Based on 8,291,384 weighted average common shares outstanding as of November 30, 2008, our per share net decrease in net assets resulting from operations was $0.88 for the nine months ended November 30, 2008 versus a per share net increase resulting from operations of $0.52 for the nine months ended November 30, 2007 (based on 7,588,040 weighted average common shares outstanding as of November 30, 2007).
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.

     On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”) pursuant to which we may borrow up to $100 million. In response to the market wide decline in financial asset prices, which has negatively affected the value of our portfolio, in January 2009, we notified the lender under the Revolving Facility that we were electing to terminate the revolving period of the Revolving Facility effective January 14, 2009. Accordingly, as of January 14, 2009 the Revolving Facility will begin a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. During the fourth quarter of fiscal year 2009 we expect to pay down $8.25 million of outstanding borrowings. As a result of these transactions, we expect to have additional cushion under our Borrowing Base (as defined below) that will allow us to better manage our capital in times of declining asset prices and market dislocation. If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends. Please see Part II, Item 1A “Amortization of our Revolving Credit Facility may negatively affect our NAV and ability to pay dividends” for more information.
     Advances under the Revolving Facility were initially used to purchase $55.8 million in aggregate principal amount of debt investments from CDO Fund III. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Funds borrowed under the Revolving Facility incur interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable monthly.
     At February 29, 2008, we had $78.5 million in borrowings under the Revolving Facility and $21.5 million of undrawn commitments remaining. At November 30, 2008, we had $66.3 million in borrowings under the Revolving Facility and $33.7 million of undrawn commitments remaining. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $68.1 million at November 30, 2008 versus $83.6 million at February 29, 2008. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
     For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the November 30, 2008 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended August 31, 2008. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. If the November 30, 2008 valuations were used to calculate the Borrowing Base at November 30, 2008, the collateral balance would have been $114.2 million versus $117.8 million when using the August 31, 2008 valuations. At November 30, 2008, the Company had $2.4 million of unrestricted cash and cash equivalents that could be pledged under the Revolving Facility to increase the Borrowing Base or to repay outstanding borrowings.
     A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur. Please see Part II, Item 1A. “Risk Factors-Ratings downgrades in our portfolio could require us to liquidate assets or face a default under the Revolving Facility” in our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008 for more information and risks related to the Revolving Facility.
     Our asset coverage ratio, as defined in the 1940 Act, was 227% at November 30, 2008 versus 225% at February 29, 2008.
     At November 30, 2008 and February 29, 2008, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts was as follows:

	At November 30, 2008		At February 29, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
		($ in thousands)
Cash and cash equivalents	$4,499	3.0%	$1,073	0.6%
Cash and cash equivalents, securitization accounts	7,326	5.0	14,581	7.7
First lien term loans	19,443	13.1	26,362	14.0
Second lien term loans	49,766	33.6	62,446	33.1
Senior secured notes	27,271	18.5	31,657	16.8
Unsecured notes	14,417	9.7	23,280	12.4
Other/structured finance securities	24,967	16.9	28,915	15.3
Equity/limited partnership interests	311	0.2	176	0.1

Total	$148,000	100.0%	$188,490	100.0%

     On December 8, 2008, our Board of Directors declared a dividend of $0.25 per share payable on December 29, 2008, to common stockholders of record on December 18, 2008. At the same time, in order to better manage its capital in light of continuing volatility in the credit markets, the Board determined that it would determine the amount and timing of dividends, if any, upon review of the financial results of the quarter, beginning with the fourth quarter of fiscal year 2009 (which ends February 28, 2009). Accordingly, the Board will consider payment of a dividend for the fourth quarter of fiscal year 2009 at its regularly scheduled May 2009 meeting. The timing and amount of dividends remains within the Board’s discretion.
Off-Balance Sheet Arrangements
     At November 30, 2008 and February 29, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. At November 30, 2008, we had $66.3 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At November 30, 2008, the aggregate interest rate cap agreement notional amount was $70.0 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments at November 30, 2008 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.
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

     Portfolio Valuation
     We carry our investments at fair value, as determined in good faith by our Board of Directors. Investments for which market quotations are readily available are fair valued at such market quotations. We value investments for which market quotations are not readily available at fair value as determined in good faith by our Board under our valuation policy and a consistently applied valuation process. For investments that are thinly traded, we review the depth and quality of the available quotations to determine if market quotations are readily available. If the available quotations are indicative only, we may determine that market quotations are not readily available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations that are assigned.
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
     The table below describes the primary considerations used by the board of directors in determining the fair value of our investments at November 30, 2008 for which market quotations are not readily available:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Third party independent valuation firm	$32,226	23.7%
Market maker, broker quotes	8,961	6.6
Discounted cash flows model	24,967	18.3
Interest rate yield trend analysis	69,953	51.4
Other	68	0.0

Total fair valued investments	$136,175	100.0%

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

Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008. In addition, please consider the following:
     Amortization of our Revolving Credit Facility may negatively affect our NAV and ability to pay dividends.
     Our Revolving Facility will enter its amortization period effective January 14, 2009. During the amortization period, all principal proceeds of our pledged investments will be used to reduce the outstanding borrowings under the Revolving Credit Facility. On the second anniversary of the amortization period, all remaining outstanding borrowings under the Revolving Credit Facility will become due and payable. As a result of these mandatory repayments, our investment portfolio will begin to de-lever commencing with the payment of the first principal proceeds on our portfolio, and must be completely deleveraged in two years, unless we can obtain an alternative source of financing. Given the unfavorable conditions in the credit markets, there is no guarantee we will be able to secure new financing in the immediate future or, if we are able to obtain financing, that the terms of such financing will be commensurate with the terms of the Revolving Credit Facility. Because our ability to generate net investment income is based, in part, on the use of relatively inexpensive financing available under the Revolving Credit Facility to purchase portfolio assets, the amortization of the Revolving Credit Facility may have a negative effect on our NAV and our ability to generate net investment income (even if our portfolio does not suffer any adverse credit events) and may reduce our ability to pay dividends in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sales of unregistered securities
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.
     Issuer purchases of equity securities
     In September 2008, as part of our dividend reinvestment plan for our common stockholders, we purchased 51,405 shares of our common stock for $0.5 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended November 30, 2008.

				Total Number	Maximum Number
				of Shares	(or Approximate
				Purchased as	Dollar Value) of
				Part of Publicly	Shares that May
	Total Number		Average	Announced	Yet be Purchased
	of Shares		Price Paid	Plans or	Under the Plans or
Period	Purchased		per Share	Program	Programs
($ in thousands, except per share numbers)
September 1, 2008 through September 30, 2008	51	(1)	$10.30	—	—

Total	51		$10.30	—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase the indicated quantity of shares in the open market in order to satisfy our obligations to deliver share of common stock to our stockholders with respect to our dividend for the quarter ended August 31, 2008.
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

GSC Investment CORP.
Date: January 14, 2009	By	/s/ Seth M. Katzenstein
Seth M. Katzenstein
Director, Chief Executive Officer and President, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.