Form 10-K
period 2009-02-28
GSC INVESTMENT CORP.
filed 2009-05-29
CIK 1377936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

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
None
________________
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 29, 2008 was approximately $74.5 million based upon a closing price of $10.80 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of outstanding common shares of the registrant as of May 18, 2009 was 8,291,384.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 8, 2009, are incorporated by reference into Part III of this Report

NOTE ABOUT REFERENCES TO GSC INVESTMENT CORP.
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
     Some of the statements in this Annual Report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.
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
     The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:
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
     Our investment objectives are to generate current income and capital appreciation through debt and equity investments by primarily investing in middle market companies and select high yield bonds. We have elected and qualified to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P. (together with certain of its affiliates, “GSC Group”).
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our Facilities (as defined below) to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of February 28, 2009, our portfolio consisted of $118.9 million of investments in 35 portfolio companies and one CLO.
     Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. We seek to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. Due to unfavorable conditions in the credit market, the majority of our trading activity over the last year has been in the secondary market. The leveraged loans and high yield bonds that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” As part of our long-term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this Annual Report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of February 28, 2009, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constituted 17.1% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
     As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), U.S. operating companies with listed securities that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.
Investments
     As of February 28, 2009, our portfolio consisted of $118.9 million in investments. We seek to create a diversified portfolio that includes leveraged loans, mezzanine debt and high yield bonds by investing up to 5% of our total investments in each portfolio company, although the investment sizes may be more or less than the targeted range. As of February 28, 2009, we invested in excess of 5% of our total investments in 4 of the 35 portfolio companies and the GSCIC CLO, but in each case less than 18.8% of our total investments, and our five largest portfolio company exposures represented approximately 43.6% of our total investments. As part of our long-term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies.
     Leveraged loans
     Our leveraged loan portfolio is comprised primarily of first lien and second lien term loans. First lien term loans are secured by a first priority perfected security interest on all or substantially all of the assets of the borrower and typically include a first priority pledge of the capital stock of the borrower. First lien term loans hold a first priority with regard to right of payment. Generally, first lien term loans offer floating rate interest payments, have a stated maturity of five to seven years, and have a fixed amortization schedule. First lien term loans generally have restrictive financial and negative covenants. Second lien term loans are secured by a second priority perfected security interest on all or substantially all of the assets of the borrower and typically include a second priority pledge of the capital stock of the borrower. Second lien term loans hold a second priority with regard to right of payment. Second lien term loans offer either floating rate or fixed rate interest payments, generally have a stated maturity of five to eight years, and may or may not have a fixed amortization schedule. Second lien term loans that do not have fixed amortization schedules require payment of the principal amount of the loan upon the maturity date of the loan. Second lien term loans have less restrictive financial and negative covenants than those that govern first lien term loans.
     High yield bonds
     High yield bonds are generally either senior secured or unsecured. Senior secured bonds are secured by a perfected security interest on all or substantially all of the assets of the borrower (which, however, may be contractually subordinated to liens on certain assets of the borrower). In addition, senior secured bonds may have a pledge of the capital stock of the borrower. Senior secured bonds offer either floating rate or fixed rate interest payments and generally have a stated maturity of five to eight years and do not have fixed amortization schedules. Senior secured bonds generally have less restrictive financial and negative covenants than those that govern first lien and second lien term loans.
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
     Opportunistic Investments
     Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, structured finance vehicles, including CLOs, and debt of middle market companies located outside the United States. In January 2008, we purchased for $30 million all of the outstanding subordinated notes of GSCIC CLO, a $400 million CLO managed by us that invests primarily in leveraged loans. As of February 28, 2009, the GSCIC CLO portfolio consisted of $416.0 million in aggregate principal amount of investments in 152 obligors with an average obligor exposure of $2.7 million and $9.4 million in uninvested cash. The weighted average maturity of the portfolio is 4.7 years. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
     Prospective portfolio company characteristics
     Our investment adviser, GSC Group, utilizes the investment philosophy of its corporate credit and distressed investment group in identifying and selecting portfolio company investments. Our portfolio companies generally have one or more of the following characteristics:
•	a history of generating stable earnings and strong free cash flow;

•	well constructed balance sheets, including an established tangible liquidation value;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.
     Investment selection
     In managing us, GSC Group employs the same investment philosophy and portfolio management methodologies used by its corporate credit and distressed investment group. Through this investment selection process, based on quantitative and qualitative analysis, GSC Group seeks to identify issuers with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Our adviser’s investment process emphasizes the following:
•	bottoms-up, company-specific research and analysis;

•	capital preservation, low volatility and minimization of downside risk; and

•	investing with experienced management teams that hold meaningful equity ownership in their businesses.
Our adviser’s investment process generally includes the following steps:
•	Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is more fully analyzed.

•	Full analysis. A full analysis includes:
•	Business and Industry analysis — a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

•	Company analysis — a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

•	Structural/security analysis — a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.
•	Approval of the group head. After an investment has been identified and diligence has been completed, a report is prepared. This report is reviewed by the senior investment professional in charge of the potential investment. If such senior investment professional is in favor of the potential investment, it is presented for the approval of the group head. Additional due diligence with respect to any investment may be conducted by attorneys and independent accountants prior to the closing of the investment, as well as by other outside advisers, as appropriate.

•	Approval of the investment committee. After the approval of the group head, the investment is presented to the investment committee for approval. Sale recommendations made by the investment staff must also be approved by the investment committee. Purchase and sale recommendations over $10 million per issuer require unanimous and majority approval of the investment committee, respectively. Each of our Chief Executive Officer, Seth M. Katzenstein, and Chairman, Richard M. Hayden has discretionary authority to make purchases or sales below $10 million per issuer, subject to certain aggregate limits.
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

     Valuation process
     Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our Board of Directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available quarterly at fair value as determined in good faith by our Board of Directors based on input from our investment adviser, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.
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
     We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:
•	each investment is initially valued by the responsible investment professionals and preliminary valuation conclusions are documented and discussed with our senior management; and

•	an independent valuation firm engaged by our Board of Directors independently values at least one quarter of our investments each quarter so that the valuation of each investment for which market quotes are not readily available is independently valued by an independent valuation firm at least annually.
     In addition, all our investments are subject to the following valuation process:
•	the audit committee of our Board of Directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	our Board of Directors discusses the valuations and determines the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.
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
Leverage
     In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. As of February 28, 2009, our asset coverage ratio, as defined in the 1940 Act, was 215%.
     On April 11, 2007, we entered into a $100 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the

“Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. Effective January 14, 2009, we terminated the revolving period of the Revolving Facility and commenced a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. In March 2009 we amended the Revolving Credit Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization.
     As of February 28, 2009, we had borrowed an aggregate of $59.0 million under the Revolving Facility. Interest is payable on funds drawn under the Revolving Facility at the prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, the prevailing LIBOR rates, plus 0.70%, payable monthly. The interest margin will increase from and after the March 2009 amendment to 4.00% until March 2010 (6.00% if the commercial paper market is unavailable) and 5.00% thereafter (6.00% if the commercial paper market is unavailable).
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
     In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. To provide stability in our dividend distributions (which might otherwise be adversely affected by timing mismatches between the receipt of payments on our investments and the payment of dividends) we did not distribute all of our ordinary income earned during the 2008 calendar year and incurred federal excise taxes as a result. There were no capital gains in excess of capital losses realized during the one year period ended October 31, 2008. We expect to declare dividends payable from 2008 calendar year earnings prior to November 15, 2009 and to distribute such dividends prior to February 28, 2010. We may similarly withhold from distribution a portion of our ordinary income for the 2009 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2009, if any, and, if we do so, we would expect to incur federal excise taxes again as a result.
     We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.
     We have distributed $2.58 per share of dividends to stockholders since we commenced operations in March 2007. Please see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional details. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.
     Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.
About GSC Group
     GSC Group was founded in 1999 by Alfred C. Eckert III, its Chairman and Chief Executive Officer. GSC Group specializes in complex credit-based alternative investment strategies. GSC Group is privately owned, has approximately 85 employees, and has offices in New Jersey, New York and London. GSC Group conducts its investment advisory business through GSCP (NJ), L.P., an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) with approximately $8.2 billion of assets under management(1) as of December 31, 2008.
     GSC Group operates in two main business lines: (i) the corporate credit and distressed investments group, which provides investment advisory and management services to the Company, which is comprised of 19 investment professionals who manage approximately $7.4 billion of assets(1) in various collateralized loan and debt obligation funds, credit funds, control distressed debt funds and sponsors, provides administrative services to, and acts as officers and directors of, a special acquisition company and (ii) the European Mezzanine Lending group, which is comprised of 8 investment professionals who manage approximately $0.8 billion of assets(1) in various mezzanine lending funds.

(1)	The methodology used by GSC Group to calculate its assets under management varies with the nature of the account and represents (i) the sum of cash, uncalled capital commitments, as applicable, and the market value of each investment or (ii) the principal balance of the underlying assets adjusted for defaulted securities plus the market value of equity securities, all as measured under the relevant account documents. In all cases, the fair value (as determined in accordance with U.S. GAAP) of the underlying assets may differ significantly from the assets under management as forth above. Assets under management does not include pooled investment vehicles comprised of asset-backed securities that are co-managed by GSC Group with a sub-advisor
Our investment adviser
     Our Chairman, Richard M. Hayden, and Chief Executive Officer, Seth M. Katzenstein, are senior managers of our investment adviser. Mr. Hayden is Vice Chairman of GSC Group, head of GSC Group’s European mezzanine lending group and serves on both the European CDO and European mezzanine lending group credit committees. Mr. Katzenstein is a Senior Managing Director of GSC Group, a member of the European mezzanine lending group and serves on both the GSC Investment Corp. and U.S. CDO credit committees. Mr. Hayden and Mr. Katzenstein have over 35 years and 13 years experience in the financial services industry, respectively. Mr. Hayden and Mr. Katzenstein are supported by the 19 investment professionals within GSC Group’s corporate credit and distressed investments group.
     Our investment adviser is responsible for administering our business activities and day-to-day operations. Our investment adviser is able to leverage GSC Group’s current investment platform, resources and existing relationships with financial institutions, financial sponsors and investment firms to provide us with attractive investment opportunities. In addition to deal flow, the GSC Group investment platform assists our investment adviser in analyzing and monitoring investments. In particular, these resources provide us with a wide variety of investment opportunities and information that assists us in making investment decisions across our targeted asset classes, which we believe provide us with a competitive advantage. GSC Group has been investing in corporate debt since its founding in 1999. In addition to having access to GSC Group’s investment professionals, we also have access to GSC Group’s administrative professionals who provide assistance in accounting, legal, compliance and investor relations.
Our relationship with our investment adviser and GSC Group
     We currently have no employees, and each of our executive officers is also an employee of GSC Group. As of May 4, 2009, GSC Group and its affiliates owned 995,869 shares (12%) of our common stock and senior employees of GSC Group (managing director and above) owned an additional 382,425 shares (4.6%) of our common stock. Some, but not all, of these persons are required to file statements of beneficial ownership pursuant to Section 16 of the Exchange Act.
     Our investment advisory and management agreement with our investment adviser has been renewed through March 21, 2010. Pursuant to the investment advisory and management agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors. Our investment adviser is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties. Under our investment advisory and management agreement, we have agreed to pay our investment adviser an annual base management fee based on our total assets, as defined under the 1940 Act (other than cash and cash equivalents but including assets purchased with borrowed funds), and an incentive fee based on our performance. The investment advisory and management agreement renews automatically for additional one-year terms at the end of each year subject to certain approvals by our Board of Directors and/or our stockholders.
     Pursuant to our investment advisory and management agreement, our investment adviser has formed an investment committee to advise and consult with our investment adviser’s senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the cumulative experience of the investment committee members across a variety of fixed income asset classes benefits us. Along with GSC Group’s U.S. corporate credit and distressed investments group’s investment staff, the investment committee monitors investments in our portfolio.
     In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Our investment adviser has initiated discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired. A material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.
Competitive advantages
     We believe that through our relationship with GSC Group we enjoy several competitive advantages over other capital providers to private middle market companies.
     GSC Group’s investment platform
     GSC Group has a long history of strong performance across a broad range of asset classes and sectors. The senior investment professionals of GSC Group have extensive experience investing in leveraged loans, high-yield bonds, mezzanine debt and private equity. GSC Group’s corporate credit and distressed investments group has drawn from its extensive middle market investment experience to develop a rigorous investment process that emphasizes detailed business and financial analysis to minimize principal loss while maximizing risk adjusted returns.
     Experience sourcing and managing middle market loans
     GSC Group’s U.S. corporate credit and distressed investments group has historically focused on investments in private middle market companies and we expect to benefit from this experience. Our investment adviser uses GSC Group’s extensive network of relationships with intermediaries focused on private middle market companies to attract well-positioned prospective portfolio company investments. Since 2003, GSC Group’s U.S. corporate credit and distressed investments group has reviewed over 1,200 new middle market loan opportunities, including over 400 second lien loans. Of the loans reviewed, approximately 350 were purchased by the group for the clients it advises, including approximately 60 second lien loans.
     Experienced management and investment committee
     Seth M. Katzenstein, our Chief Executive Officer and a Senior Managing Director of GSC Group, has over 13 years of financial services experience, having managed leveraged loan, high-yield bond, mezzanine debt, distressed debt and private equity portfolios. In addition to Mr. Katzenstein, our investment committee consists of Robert F. Cummings, Jr., a Director of the Company and a Senior Managing Director of GSC Group, who has over 35 years experience in corporate finance, Michael R. Lynch, a Senior Managing Director, Chief Administrative Officer and Chief Financial Officer of GSC Group, who has over 30 years corporate finance experience and Alexander B. Wright, a Managing Director of GSC Group, who has over 15 years corporate finance experience.
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
Staffing
     We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business will be provided by individuals who are employees of GSC Group, pursuant to the terms of the investment advisory and management agreement and the administration agreement. We reimburse GSC Group for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. The amount payable to GSC Group under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, during the initial term of the administration agreement and the current renewal term (expiring March 2010), GSC Group has agreed to waive our reimbursement obligation under the administration agreement until our total assets exceed $500 million. From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock.
Regulation
     We have elected and qualified to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s stock present at a meeting if more than 50% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50% of the outstanding stock of such company.

     Under the 1940 Act, we may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”).
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

(c)	satisfies either of the following:
(i)	does not have any class of securities listed on a national securities exchange; or

(ii)	has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million.
(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

     Managerial assistance to portfolio companies
     In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
     We are GSC Group’s principal investment vehicle for non-distressed second lien loans and mezzanine debt of U.S. middle market entities. Although existing and future investment vehicles managed or to be managed by GSC Group invest or may invest in mezzanine loans and second lien loans, none of these investment vehicles target non-distressed domestic second lien and mezzanine loans as the core of their portfolios. For example, while distressed debt funds managed by GSC Group’s corporate credit and distressed investments group may purchase second lien loans and mezzanine debt of private middle market companies, these funds will typically be interested in these assets in distressed situations, whereas we generally will seek to hold performing debt. Likewise, due to the high amounts of leverage deployed by various CLO funds managed by GSC Group, these funds tend to target first lien loans, while second lien and mezzanine loans are a secondary part of the strategy.
     To the extent that we do compete with any of GSC Group’s clients for a particular investment opportunity, our investment adviser will allocate the investment opportunity across the funds for which the investment is appropriate based on its internal conflict of interest and allocation policies consistent with the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subject further to the 1940 Act restrictions on co-investments with affiliates and also giving effect to priorities that may be enjoyed from to time to time by one or more funds based on their investment mandate or guidelines, or any right of first review agreed to from time to time by GSC Group. Currently GSC European Mezzanine Fund II, L.P. has a priority on investments in mezzanine securities of issuers located primarily in Europe.
     Subject to the foregoing, GSC Group’s allocation policies are intended to ensure that we may generally share equitably with other GSC Group-managed investment vehicles in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer, which may be suitable for us and such other investment vehicles.
     GSC Group has historically managed investment vehicles with similar or overlapping investment strategies and has a conflict resolution policy in place that will also address the co-investment restrictions under the 1940 Act. The policy is intended to ensure that we comply with the 1940 Act restrictions on transactions with affiliates. These restrictions will significantly impact our ability to co-invest with other GSC Group’s funds. While the 1940 Act generally prohibits all “joint transactions” between entities that share a common investment adviser, the staff of the SEC has granted no-action relief to an investment adviser permitting purchases of a single class of privately-placed securities, provided that the investment adviser negotiates no term other than price and certain other conditions are satisfied. Neither our investment adviser nor any participant in a co-investment will have both a material pecuniary incentive and ability to cause us to participate with it in a co-investment. As a result, we only expect to co-invest on a concurrent basis with GSC Group’s funds when each fund will own the same securities of the issuer. If opportunities arise that would otherwise be appropriate for us and for one or more of GSC Group’s other funds to invest in different securities of the same issuer, our investment adviser will need to decide whether we or the other funds will proceed with the investment.

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
Compliance with the Sarbanes-Oxley Act and the New York Stock Exchange corporate governance regulations
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. We are not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting in this Annual Report pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.
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
Risks related to current economic and market conditions
Economic recessions, including the current global recession, could impair our portfolio companies and harm our operating results.
     The U.S. economy is in the midst of a severe recession that is expected to continue until late 2009 or 2010. Many of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic recession, including the current and any future recessions or economic slowdowns, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions also have decreased the value of any collateral securing our loans, if any, and a prolonged recession or depression may further decrease such value. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. These conditions are contributing to, and if prolonged could lead to further, losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.
Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.
     As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by the Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. As of February 28, 2009, conditions in the debt markets had continued to deteriorate and pricing levels continued to decline. As a result, we have incurred and, depending on market conditions, we may continue to incur, significant unrealized depreciation in our portfolio, which could have a material adverse impact on our business, financial condition and results of operations.
Ratings downgrades in our portfolio could require us to liquidate assets or face a default under the Revolving Facility.
     The amount that may be outstanding under our Revolving Facility at any time (our “Borrowing Base”) is based on, among other things, the value of the pledged collateral. (See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” in this Annual Report for details). If securities deemed to have a rating of Caa2 or below by Moody’s comprise in excess of 30% of the value of the collateral, such excess Caa2 rated securities are deemed to have a value of zero when calculating the Borrowing Base. The economic recession and resultant stress on our portfolio companies has resulted in a large number of our portfolio companies being downgraded by one or more rating agencies, and continued economic stress may result in additional downgrades in the future. As of February 28, 2009, approximately 23.4% of the collateral was deemed to be rated Caa2 or below by Moody’s and a further 29.5% of the collateral was deemed to be rated Caa1. In some cases, we feel that these ratings do not reflect the underlying strength of the investment; in other cases, we feel that current market conditions preclude obtaining a fair sale price for the investment.
     Once the 30% threshold is reached, any additional Caa2 downgrades would cause our Borrowing Base to decrease, and may result in the Borrowing Base being less than our outstanding borrowings. In such circumstances, we would be required to repay the excess borrowing within a prescribed time limit or increase our Borrowing Base by pledging more collateral. Failure to cure a Borrowing Base violation within the prescribed time limit constitutes a default under the Revolving Facility and may result in an acceleration of all outstanding loans. If we are unable to promptly repay the accelerated loans, our lenders could liquidate the collateral.

The current severe capital markets disruption has limited our ability to obtain new equity capital and alternative sources of leverage.
     The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months, as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of risk in the credit markets and the failure of major financial institutions. This prolonged period of financial market illiquidity has had, and will continue to have, an adverse effect on our business, financial condition, and results of operations. We have been unable to find new or alternative sources of leverage to supplement or replace our Revolving Facility, which entered into its amortization period in January 2009. The current bear market in equities has made equity capital difficult or impossible to raise, as our stock has been trading below net asset value, and, under the 1940 Act, we are generally unable to issue and sell our common stock at a price below net asset value per share. If our lender is unable to fund our existing debt in the commercial paper market, the cost of our Revolving Facility may also increase. These events have, and will continue to have, negative repercussions on our operating results and on our ability to grow.
Our common stock could be delisted from the New York Stock Exchange if our average market capitalization over 30 consecutive trading days is below $15 million.
     In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum average market capitalization requirement. At February 28, 2009, our minimum average market capitalization over the preceding 30 consecutive trading days was $19.5 million. If the average market capitalization over 30 consecutive trading days falls below $15.0 million, our common stock may be delisted, which could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.
Risks related to our business
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

We need to find alternative sources of leverage and/or access the equity markets to maintain and grow our business.
     Our Revolving Facility entered its amortization period effective January 14, 2009. During the amortization period, all principal proceeds of our pledged investments are used to reduce the outstanding borrowings under the Revolving Credit Facility. On the second anniversary of the amortization period, all remaining outstanding borrowings under the Revolving Credit Facility will become due and payable. As a result of these mandatory repayments, our investment portfolio will begin to de-leverage commencing with the payment of the first principal proceeds on our portfolio, and must be completely deleveraged in two years, unless we can obtain an alternative source of financing. Given the unfavorable conditions in the credit markets, there is no guarantee we will be able to secure new financing in the immediate future or, if we are able to obtain financing, that the terms of such financing will be commensurate with the terms of the Revolving Credit Facility. Because our ability to generate net investment income is based, in part, on the use of relatively inexpensive financing available under the Revolving Credit Facility to purchase portfolio assets, the amortization of the Revolving Credit Facility will negatively impact our ability to generate investment income (and pay dividends) in the future.
     Because the amount of leverage we can employ is limited by the 1940 Act, our ability to grow depends on raising additional equity capital notwithstanding the availability of additional leverage. An inability to successfully access the capital markets will limit our ability to grow our business and fully execute our business strategy.
Many of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors; such valuations are inherently uncertain and may be materially higher or lower than the values that we ultimately realize upon the disposal of such investments.
     A large percentage of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our Board of Directors. Where appropriate, our Board of Directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.
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
     Co-Investment. We are prohibited from co-investing with other investment vehicles managed now or in the future by GSC Group in certain investments of portfolio companies in instances where GSC Group negotiates terms other than price. In instances where we co-invest with a GSC Group-managed investment vehicle, while we will invest on the same terms and neither we nor the GSC Group-managed investment vehicle may negotiate terms of the transaction other than price, conflicts of interest may arise. For example, if an investee company in which both we and a GSC Group-managed investment vehicle have invested becomes distressed, and the size of our relative investments varies significantly, the decisions relating to actions to be taken could raise conflicts of interest.
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
     Potential Conflicting Positions. Given our investment objectives and the investment objectives of other GSC Group-managed investment vehicles, it is possible that we may hold a position that is contrary to a position held by another GSC Group-managed investment vehicle. For example, we could hold a longer term investment in a certain portfolio company and at the same time another GSC Group-managed investment vehicle could hold a short-term position in the same company. GSC Group makes each investment decision separately based upon the investment objective of each of its clients.
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
We are dependent upon our investment adviser and its personnel.
     We depend on the diligence, skill and network of business contacts of GSC Group’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities. The departure of a significant number of the investment professionals of GSC Group could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that our investment adviser will remain our investment adviser or that we will continue to have access to GSC Group’s investment professionals or its information and deal flow. In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Our investment adviser has initiated discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired. A material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.
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
Risks related to our operation as a BDC
     Our common stock may trade at a discount to our net asset value per share.
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
     We have incurred indebtedness under the Revolving Facility and we may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which could prohibit us from paying dividends and prevent us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
     The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private U.S. operating companies or public U.S. companies whose securities are not listed on a national securities exchange registered under the Exchange Act (i.e., NYSE, American Stock Exchange and The NASDAQ Global Market), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. Our investment adviser does not manage any BDCs other than the Company, and the Company has been in operation only since March 2007. Our investment adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.
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
     For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted paid-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from paid-in-kind securities and deferred payment securities. In addition, we will consolidate GSCIC CLO for federal income tax purposes, and income earned thereon may differ from the distributions paid in respect of our investment in the GSCIC CLO subordinated notes because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.
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
     If we are to maintain our qualification as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that the leveraged loans and mezzanine investments that we propose to acquire constitute qualifying assets because, at the time of our investment, the privately held issuers will not have securities listed on a national securities exchange and the publicly traded issuers will have a market capitalization of less than $250 million.
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
     Substantially all of the debt investments held in the portfolio hold, and will likely continue to hold, a non-investment grade rating by Moody’s and/or Standard & Poor’s or, where not rated by any rating agency, would be below investment grade, if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” A below investment grade rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We may also invest in debt that defers or pays paid-in-kind interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

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
     At February 28, 2009, our investment in the subordinated notes of GSCIC CLO had a fair value of $22.3 million and constituted 18.8% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2009, was composed of $416.0 million in aggregate principal amount of primarily senior secured first lien term loans and $9.4 million in uninvested cash. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSCIC CLO and interest on the debt issued by GSCIC CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSCIC CLO and for reinvestment or repayment of GSCIC CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee is subordinated to the payment of interest and principal on GSCIC CLO’s debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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
     Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debtor equity ranking equally with our investments, we would have to share on an equal basis any distributions with other holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
     We may purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long-term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly under performed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price range of common stock
     Our common stock is quoted on the NYSE under the symbol “GNV” and started trading on March 23, 2007 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock. Set forth below are the high and low sales prices for our common stock for each full quarterly period since our common stock began trading.

		Price Range
Fiscal 2008	NAV(1)	High	Low
First Quarter	$14.21	$15.00	$12.57
Second Quarter	$13.76	$14.06	$10.74
Third Quarter	$13.51	$12.75	$10.92
Fourth Quarter	$11.80	$11.43	$9.68

Fiscal 2009	NAV(1)	High	Low
First Quarter	$11.75	$10.67	$9.30
Second Quarter	$11.05	$11.05	$9.16
Third Quarter	$10.14	$10.86	$1.10
Fourth Quarter	$8.20	$3.15	$1.55

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
Holders
     As of May 4, 2009, there were 16 holders of record and approximately 3400 beneficial holders of our common stock.
Dividend Policy
     Set forth below are the cash dividends declared by the Company since March 23, 2007, the date on which we commenced operations:

			Amount
Date Declared	Record Date	Payment Date	per Share
May 21, 2007	May 29, 2007	June 6, 2007	$0.24
August 14, 2007	August 24, 2007	August 31, 2007	$0.36
November 15, 2007	November 30, 2007	December 3, 2007	$0.38
December 28, 2007	January 18, 2008	January 28, 2008	$0.18
February 20, 2008	February 29, 2008	March 10, 2008	$0.39

Total Dividends Declared for Fiscal 2008			$1.55

May 22, 2008	May 30, 2008	June 13, 2008	$0.39
August 19, 2008	August 29, 2008	September 15, 2008	$0.39
December 8, 2008	December 18, 2008	December 29, 2008	$0.25

Total Dividends Declared for Fiscal 2009			$1.03

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

     In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. To provide stability in our dividend distributions (which might otherwise be adversely affected by timing mismatches between the receipt of payments on our investments and the payment of dividends) we did not distribute all of our ordinary income earned during the 2008 calendar year and incurred federal excise taxes as a result. There were no capital gains in excess of capital losses realized during the one year period ended October 31, 2008. We expect to declare dividends payable from 2008 calendar year earnings prior to November 15, 2009 and to distribute such dividends prior to February 28, 2010. We may similarly withhold from distribution a portion of our ordinary income for the 2009 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2009, if any, and, if we do so, we would expect to incur federal excise taxes again as a result.
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
     Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.
Performance Graph
     The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2009. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.
Sales of unregistered securities
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Issuer purchases of equity securities
     In December 2008, as part of our dividend reinvestment plan for our common stockholders, we purchased 126,855 shares of our common stock for $0.3 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended February 28, 2009.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Program	Programs
(In thousands, except per share numbers)
December 1, 2008 through December 31, 2008	127 (1)	2.23	—	—

Total	127	2.23	—	—

(1)	Pursuant to our dividend reinvestment plan, we directed our plan administrator to purchase the indicated quantity of shares in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of fiscal year 2009.
Item 6. Selected Financial Data
     As of February 28, 2007, the Company (including its predecessors) had not yet commenced operations. The following selected financial and other data for the years ended February 28, 2009 and February 29, 2008 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
GSC INVESTMENT CORP.
SELECTED FINANCIAL DATA
For the Years Ended February 28, 2009 and February 29, 2008

	Year Ended	Year Ended
	February 28, 2009	February 29, 2008
	($ in thousands, except share and per share numbers)
Income Statement Data:
Interest and related portfolio income:
Interest	$21,142	$20,744
Management fee and other income	2,245	642

Total interest and related portfolio income	23,387	21,386

Expenses:
Interest and credit facility financing expenses	2,605	5,031
Base management and incentive management fees(1)	4,432	3,650
Administrator expenses	961	892
Administrative and other	2,433	2,766
Expense reimbursement	(1,010)	(1,789)

Total operating expenses	9,421	10,550

Net investment income before income taxes	13,966	10,836
Income tax expenses, including excise tax	(140)	(89)

Net investment income	13,826	10,747

Realized and unrealized gain (loss) on investments and derivatives
Net realized gain (loss)	(7,143)	3,908
Net change in unrealized loss	(27,998)	(20,106)

Total net loss	(35,141)	(16,198)

Net decrease in net assets resulting from operations	$(21,315)	$(5,451)

	Year Ended	Year Ended
	February 28, 2009	February 29, 2008
	($ in thousands, except share and per share numbers)
Per Share:
Earnings (loss) per common share — basic and diluted(2)	$(2.57)	$(0.70)
Net investment income per share — basic and diluted(2)	$1.67	$1.38
Net realized and unrealized gain (loss) per share — basic and diluted(2)	$(4.24)	$(2.08)
Dividends declared per common share(3)	$1.03	$1.55
Balance Sheet Data:
Investment assets at fair value	$118,912	$172,837
Total assets	130,662	192,842
Total debt outstanding	58,995	78,450
Stockholders’ equity	68,014	97,869
Net asset value per common share	$8.20	$11.80
Common shares outstanding at end of year	8,291,384	8,291,384
Other Data:
Investments funded	28,260	314,003
Principal collections related to investment repayments or sales	49,195	141,772
Number of portfolio investments at year end	45	46
Weighted average yield of income producing debt investments — Non-control/non-affiliate	9.7%	10.7%
Weighted average yield on income producing debt investments — Control	12.2%	8.2%
Quarterly Data

	2009				2008
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
			($ in thousands, except per share numbers)
				(Unaudited)
Interest and related portfolio income	$5,480	$6,361	$5,835	$5,715	$5,520	$5,882	$5,882	$4,102
Net investment income	3,288	3,887	3,455	3,195	2,562	3,070	3,157	1,958
Net realized and unrealized gain (loss)	(17,296)	(11,438)	(6,023)	(384)	(11,972)	(2,009)	(3,939)	1,722
Net increase (decrease) in net assets resulting from operations	(14,008)	(7,551)	(2,567)	2,811	(9,410)	1,061	(782)	3,680
Net investment income per common share at end of each quarter	$0.40	$0.47	$0.42	$0.39	$0.32	$0.37	$0.38	$0.23
Net realized and unrealized gain (loss) per common share at end of each quarter	$(2.09)	$(1.38)	$(0.73)	$(0.05)	$(1.46)	$(0.24)	$(0.47)	$0.21
Dividends declared per common share	$—	$0.25	$0.39	$0.39	$0.57	$0.38	$0.36	$0.24
Net asset value per common share	$8.20	$10.14	$11.05	$11.75	$11.80	$13.51	$13.76	$14.21

(1)	See note 6 in consolidated financial statements.

(2)	For the period ended February 29, 2008, amounts are calculated using weighted average common shares outstanding for the year of 7,761,965.

(3)	Based on 8,291,384 common shares outstanding.
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

Overview
     GSC Investment Corp. is a Maryland corporation that has elected to be treated as a BDC. Our investment objectives are to generate current income and capital appreciation through debt and equity investments by primarily investing in middle market companies and select high yield bonds. We have elected and qualified to be treated as a RIC under subchapter M of the Code. We commenced operations on March 23, 2007, and completed our IPO on March 28, 2007. We are externally managed and advised by our investment adviser, GSCP (NJ), L.P.
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from CDO Fund III, a CLO fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and CDO Fund I, a collateralized debt obligation fund managed by our investment adviser. As of February 28, 2009, our portfolio consisted of $118.9 million, principally invested in 35 portfolio companies and one CLO.
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
     Pursuant to an agreement with our investment adviser entered into on October 17, 2006, prior to becoming a BDC, we acquired the right to act as investment adviser to CDO Fund III and collect the management fees related thereto from March 20, 2007 until the liquidation of the CDO Fund III assets. We paid our investment adviser a fair market price of $0.1 million for the right to act as investment adviser to CDO Fund III.
     On January 22, 2008 we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the ratio of our total assets to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:
•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents of the SEC;

•	the costs of any reports;

•	proxy statements or other notices to stockholders, including printing costs;

•	to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such joint policies;

•	direct costs and expenses of administration, including auditor and legal costs; and

•	all other expenses incurred by us or our administrator in connection with administering our business.
     The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the current one-year term of the administration agreement (expiring March 21, 2010), GSC Group has waived our reimbursement obligation under the administration agreement until our total assets exceed $500 million.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $2.3 million as of February 28, 2009.
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
Portfolio and investment activity
Corporate Debt Portfolio Overview(1)

	At February 28, 2009		At February 29, 2008
	($ in millions)
Number of investments	42		43
Number of portfolio companies	35		36
Average investment size	$2.3		$3.3
Weighted average maturity	3.3	years	3.8	years
Number of industries	22		23
Average investment per portfolio company	$2.8		$4.0
Non-Performing or delinquent investments	$0.4		$—
Fixed rate debt (% of interest bearing portfolio)	$40.3 (41.8%)		$57.0 (39.6%)
Weighted average current coupon	11.7%		11.6%
Floating rate debt (% of interest bearing portfolio)	$56.2 (58.2%)		$86.8 (60.4%)
Weighted average current spread over LIBOR	5.9%		5.6%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.
     During the fiscal year ended February 28, 2009, we made 17 investments in an aggregate amount of $23.1 million in new portfolio companies and $5.2 million in investments in existing portfolio companies. Also during the fiscal year ended February 28, 2009, we had $49.2 million in aggregate amount of exits and repayments resulting in net repayments of $20.9 million for the year.
     During the fiscal year ended February 29, 2008, we made 144 investments in an aggregate amount of $314.0 million. Also during the fiscal year ended February 29, 2008, we had $141.8 million in aggregate amount of exits and repayments, resulting in net investments of $172.2 million in aggregate amount for the year.

     Our portfolio composition at February 28, 2009 and February 29, 2008 was as follows:
Portfolio composition

	At February 28, 2009		At February 29, 2008
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	14.4%	6.8%	15.3%	8.1%
Second lien term loans	34.5	9.0	36.1	10.8
Senior secured notes	21.7	11.6	18.3	11.5
Unsecured notes	10.4	12.3	13.5	12.2
GSCIC CLO subordinated notes	18.8	12.2	16.7	8.4
Equity/limited partnership interests	0.2	N/A	0.1	N/A

Total	100.0%	10.2%	100.0%	10.3%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at February 28, 2009, was composed of $416.0 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”) and we do not consolidate the GSCIC CLO portfolio on our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at February 28, 2009, two GSCIC CLO portfolio investments were in default and over 75.7% of the GSCIC CLO portfolio investments had a CMR (as defined below) numerical debt score of less than 2.99 and a corporate letter rating of A or B.
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

     The CMR distribution of our investments at February 28, 2009 and February 29, 2008 was as follows:
Portfolio CMR distribution

	At February 28, 2009		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
1.00 - 1.99	$8,941	7.5%	$11,863	6.9%
2.00 - 2.99	33,831	28.5	87,423	50.6
3.00 - 3.99	49,076	41.2	44,459	25.7
4.00 - 4.99	4,614	3.9	—	—
5.00	—	—	—	—
N/A(1)	22,450	18.9	29,092	16.8

Total	$118,912	100.0%	$172,837	100.0%

	At February 28, 2009		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
A	$4,602	3.9%	$—	—%
B	36,818	30.9	112,019	64.8
C	42,700	35.9	31,726	18.4
D	11,668	9.8	—	—
E	674	0.6	—	—
F	—	—	—	—
N/A(1)	22,450	18.9	29,092	16.8

Total	$118,912	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
     At February 28, 2009, 36.0% of our investments had a CMR debt score of 2.99 or below, a decline of 21.5% from February 29, 2008. The decline is mainly due to deterioration in leverage ratios and interest coverage ratios in our investments as of their latest quarterly financials and, in some cases, a decline in EBITDA as compared to a prior period. Additionally, at February 28, 2009, 41.3% of our investments were assigned a CMR letter rating of A or B, a decline of 23.5% from February 29, 2008. The migration of our investments from primarily B/C to primarily B/C/D is mainly attributable to deterioration in credit metrics as compared to the covenant tests in the applicable credit agreement or indenture.
     The following table shows the portfolio composition by industry grouping at fair value at February 28, 2009 and February 29, 2008.
Portfolio composition by industry grouping at fair value

	At February 28, 2009		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$22,341	18.8%	$28,915	16.7%
Manufacturing	14,480	12.2	15,030	8.7
Packaging	10,070	8.5	16,370	9.5
Consumer Products	7,843	6.6	10,021	5.8
Oil and Gas	7,359	6.2	7,738	4.5
Electronics	6,849	5.8	6,377	3.7
Apparel	6,616	5.5	8,004	4.6
Publishing	6,477	5.4	9,289	5.4
Healthcare Services	6,010	5.0	6,040	3.5
Metals	5,693	4.8	5,129	3.0
Natural Resources	4,470	3.8	4,167	2.4
Environmental	3,592	3.0	5,066	2.9
Homebuilding	3,490	2.9	5,912	3.4

	At February 28, 2009		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
Financial Services	$3,162	2.7%	$3,815	2.2%
Logistics	2,134	1.8	2,688	1.6
Food and Beverage	1,707	1.4	—	—
Printing	1,638	1.4	—	—
Insurance	1,493	1.3	1,700	1.0
Building Products	1,426	1.2	2,964	1.7
Software	773	0.6	—	—
Education	674	0.6	1,546	0.9
Chemicals	371	0.3	—	—
Consumer Services	244	0.2	1,290	0.7
Agriculture	—	—	3,850	2.2
Automotive	—	—	22,158	12.8
Retail	—	—	2,179	1.3
Gaming	—	—	1,730	1.0
Restaurants	—	—	859	0.5

Total	$118,912	100.0%	$172,837	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at February 28, 2009 and February 29, 2008. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At February 28, 2009		At February 29, 2008
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Midwest	$31,716	26.7%	$40,109	23.2%
Southeast	23,094	19.4	33,685	19.5
Other(1)	22,449	18.9	29,092	16.8
West	16,137	13.6	24,450	14.2
Northeast	12,578	10.6	11,395	6.6
International	12,165	10.2	13,739	7.9
Mid-Atlantic	773	0.6	20,367	11.8

Total	$118,912	100.0%	$172,837	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
Results of operations
     Investment income
     Total investment income was $23.4 million for the fiscal year ended February 28, 2009 versus $21.4 million for the fiscal year ended February 29, 2008, an increase of $2.0 million, or 9.3%. The increase is predominantly attributable to the management fee earned from GSCIC CLO during the fiscal year ended February 28, 2009 and the Company’s being operational for only eleven months during the fiscal year ended February 29, 2008.

     The composition of our investment income in each period was as follows:
Investment Income

	Fiscal year ended
	February 28, 2009	February 29, 2008
	($ in thousands)
Interest from investments	$20,967	$20,378
Management of GSCIC CLO	2,050	599
Interest from cash and cash equivalents and other income	370	409

Total	$23,387	$21,386

     For the fiscal year ended February 28, 2009, total PIK income was $0.8 million. For the fiscal year ended February 29, 2008, total PIK income was $0.4 million.
     Operating expenses
     Total operating expenses before manager reimbursement were $10.4 million for the fiscal year ended February 28, 2009 versus $12.3 million for the fiscal year ended February 29, 2008, a decrease of $1.9 million, or 15.4%. The composition of our operating expenses in each period was as follows:
Operating Expenses

	Fiscal year ended
	February 28, 2009	February 29, 2008
	($ in thousands)
Interest and credit facility expense	$2,605	$5,031
Base management fees	2,680	2,939
Professional fees	1,166	1,410
Incentive management fees	1,752	711
Administrator expenses	961	892
Insurance expenses	682	587
Directors fees	295	314
General and administrative expenses	290	262
Other	—	193

Total	$10,431	$12,339

     The decrease in interest and credit facility expense for the fiscal year ended February 28, 2009 versus the fiscal year ended February 29, 2008 was due to decreased borrowing under the Revolving Facility (please see “––Financial Condition, Liquidity and Capital Resources” below for more information). The increase in incentive management fee for the fiscal year ended February 28, 2009 versus the fiscal year ended February 29, 2008 resulted from the combination of higher net investment income and lower operating expenses between the two periods, and was partially offset by a decrease in base management fees resulting from a decrease in the average value of our total net assets, and decreased professional fees.
     For the fiscal year ended February 28, 2009, we recorded $1.0 million in expense waiver and reimbursement from the administrator and Manager versus $1.8 million for the fiscal year ended February 29, 2008. The decline was due to the termination of the expense reimbursement agreement as of March 23, 2008, pursuant to which GSC Group had reimbursed the Company for operating expenses (other than investment advisory and management fees and interest and credit facility expenses) in excess of 1.55% of net assets attributable to common stock.

     Net realized gains/losses on sales of investments
     For the fiscal year ended February 28, 2009, the Company had $7.2 million of net realized losses versus $3.9 million of net realized gains for the fiscal year ended February 29, 2008. The most significant realized gains and losses for each period were the following:

Fiscal year ended February 28, 2009
				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
			($ in thousands)
Key Safety Systems	First Lien Term Loan	$2,063	$1,857	$206
SILLC Holdings, LLC	Second Lien Term Loan	23,049	22,878	171
EuroFresh, Inc.	Unsecured Notes	2,880	6,900	(4,020)
Atlantis Plastics Films, Inc.	First Lien Term Loan	3,073	6,053	(2,980)
Claire’s Stores, Inc.	First Lien Term Loan	2,103	2,584	(481)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)
     The most significant losses for the period are attributable to the bankruptcy of Atlantis Plastics Films, Inc. and the sale of EuroFresh Inc. Due to deteriorating performance and increased leverage, we liquidated our investment in EuroFresh, Inc. during our third quarter. Atlantis Plastics Films, Inc. filed for bankruptcy during our second quarter and was auctioned in two separate asset sales transactions during our third quarter.

Fiscal year ended February 29, 2008
				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
			($ in thousands)
Sportcraft, LTD	Second Lien Term Loan	$9,000	$7,302	$1,698
SILLC Holdings, LLC	Senior Secured Notes	22,821	21,838	983
McMillin Companies, LLC	Senior Secured Notes	3,300	3,066	234
     The most significant gains for the period are attributable to the repayment at par of the Sportcraft, Ltd. second lien term loan and the McMillin Companies, LLC senior secured notes and the exchange of SILLC Holdings, LLC senior secured notes for a second lien term loan.
     Net unrealized appreciation/depreciation on investments
     For the fiscal year ended February 28, 2009, the Company’s investments had an increase in net unrealized depreciation of $28.0 million versus an increase in net unrealized depreciation of $20.1 million for the fiscal year ended February 29, 2008. The most significant cumulative changes in unrealized depreciation for each period were the following:

Fiscal year ended February 28, 2009
				Total Unrealized	YTD Change in
Issuer	Asset Type	Cost	Fair Value	Depreciation	Unrealized Depreciation
				($ in thousands)
GSCIC CLO	Other/Structured Finance Securities	$29,905	$22,341	$(7,564)	$(6,480)
Jason Incorporated	Unsecured Notes	13,700	9,878	(3,822)	(3,453)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,140	2,388	(3,752)	(2,553)
McMillin Companies, LLC	Unsecured Notes	7,295	3,490	(3,805)	(2,522)
Penton Media, Inc.	First Lien Term Loan	3,724	2,008	(1,716)	(1,906)
Network Communications	Unsecured Notes	5,082	2,503	(2,579)	(1,884)
Terphane Holdings Corp.	Senior Secured Notes	10,431	7,694	(2,737)	(1,863)
     The $6.5 million net unrealized depreciation in our investment in the GSCIC CLO subordinated notes was due to an increase in the assumed portfolio default rate and present value discount rate in our discounted cash flow model. These changes were made to reflect the current market environment for CLO equity investments and not as a result of any change in the underlying GSCIC CLO portfolio. The reasons for changes in the fair value of other portfolio investments must be considered on a case-by-case basis. However, two factors that we believe have had a significant impact on our portfolio overall are the market wide increase in interest yield as a result of risk re-pricing and the profusion of forced liquidations as loan buyers are forced to raise capital. For example, from the fiscal year ended February 29, 2008 to the fiscal year ended February 28, 2009, the Credit Suisse High Yield Index increased from an average yield of 10.33% to 17.85% and the Credit Suisse Leveraged Loan Index decreased from an average price of 88.33% to 65.13%. While we believe that these indices effectively illustrate the adverse general market conditions, we believe that market-wide movements are not necessarily indicative of any changes in the condition or prospects of the affected portfolio investments. Nonetheless, our valuation process requires us to take into account such conditions in determining the fair value of our portfolio.

Fiscal year ended February 29, 2008
				Total Unrealized	YTD Change in
Issuer	Asset Type	Cost	Fair Value	Depreciation	Unrealized Depreciation
				($ in thousands)
Eurofresh, Inc.	Unsecured Notes	$6,891	$3,850	$(3,041)	$(3,041)
SILLC Holdings, LLC	Second Lien Term Loan	22,865	20,283	(2,582)	(2,582)
Atlantis Plastics Films, Inc.	First Lien Term Loan	6,492	4,298	(2,194)	(2,194)
Bankruptcy Management	Second Lien Term Loan	4,902	3,555	(1,347)	(1,347)
McMillin Companies LLC	Unsecured Notes	7,195	5,912	(1,283)	(1,283)
Grant U.S. Holdings LLP	Second Lien Term Loan	5,365	4,167	(1,198)	(1,198)
     The net unrealized depreciation in Eurofresh, Inc. unsecured notes and Atlantis Plastics Films, Inc. second lien term loan were converted into realized losses upon their sale in the fiscal year ended February 28, 2009. The net unrealized depreciation in SILLC Holdings, LLC second lien term loan was reversed when the loan was repaid at par in the fiscal year ended February 28, 2009.
     Net realized gains/losses on derivatives
     For the fiscal year ended February 28, 2009, the Company recorded a net realized gain on derivatives of $30,454 relating to our investment in the GSCIC CLO warehouse facility. For the fiscal year ended February 29, 2008, the Company recorded a net realized gain on derivatives of $0.7 million from the same warehouse facility (see “— Off-balance sheet arrangements” below).
     Net unrealized appreciation/depreciation on derivatives
     For the fiscal year ended February 28, 2009, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized depreciation of $37,221 versus an unrealized depreciation of $54,266 for the fiscal year ended February 29, 2008.
     Changes in net asset value from operations
     For the fiscal year ended February 28, 2009, we recorded a net decrease in net assets resulting from operations of $21.3 million versus a net decrease in net assets resulting from operations of $5.5 million for the fiscal year ended February 29, 2008. The difference is attributable to the $7.9 million increase in net unrealized depreciation on investments, the decrease of $0.7 million in net realized gains on derivatives and the increase in net realized losses on investments of $10.3 million from the earlier to the latter period, which offset the $2.0 million gain in investment income and reduction of $1.9 million in operating expenses before manager expense waiver and reimbursement. Based on 8,291,384 weighted average common shares outstanding as of February 28, 2009, our per share net decrease in net assets resulting from operations was $2.57 for the fiscal year ended February 28, 2009 versus a per share net decrease in net assets resulting from operations of $0.70 for the fiscal year ended February 29, 2008 (based on 7,761,965 weighted average common shares outstanding for the fiscal year ended February 29, 2008).
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility and the Term Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.
     On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which has negatively affect the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. In March 2009 we amended the

Revolving Credit Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, we expect to have additional cushion under our Borrowing Base (as defined below). If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends. Please see Part I, Item 1A “Risk Factors–Risks Related to Our Business–We need to find alternative sources of leverage and/or access the equity markets to maintain and grow our business” for more information.
     As of February 28, 2009, we had borrowed an aggregate of $59.0 million under the Revolving Facility. Interest is payable on funds drawn under the Revolving Facility at the prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, the prevailing LIBOR rates, plus 0.70%, payable monthly. The interest margin will increase from and after the March 2009 amendment to 4.00% until March 2010 (6.00% if the commercial paper market is unavailable) and 5.00% thereafter (6.00% if the commercial paper market is unavailable).
     A significant percentage of our total investments have been pledged to secure our obligations under the Revolving Facility.
     The actual amount that may be outstanding on the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $59.9 million at February 28, 2009 versus $83.6 million at February 29, 2008. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral. Pro forma for the March 2009 amendment, our Borrowing Base at February 28, 2009 would have been $72.4 million as a result of the decrease in minimum required collateralization and increase in the permissible amount of “CCC” rated investments in the collateral.
     For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the February 28, 2009 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended November 30, 2008. The valuations presented in this Annual Report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. Pro forma for the March 2009 amendment and using the February 28, 2009 values, the collateral balance at February 28, 2009 would have been $62.0 million. At February 28, 2009, the Company had $6.4 million of unrestricted cash and cash equivalents that could be pledged under the Revolving Facility to increase the Borrowing Base or to repay outstanding borrowings.
     A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur. Please see Part I, Item 1A. “Risk Factors–Risks Related to Current Economic and Market Conditions–Ratings downgrades in our portfolio could require us to liquidate assets or face a default under the Revolving Facility” for more information.
     Following the end of the fiscal year ended February 28, 2009, AbitibiBowater Inc. and certain of its subsidiaries, which includes Abitibi-Consolidated Company of Canada (“Abitibi”), filed voluntary petitions on April 16, 2009 in the United States under Chapter 11 of the United States Bankruptcy Code and sought creditor protection under the Companies’ Creditors Arrangement Act in Canada. At April 30, 2009, after giving effect to this filing, our pro forma Borrowing Base (pro forma for our February 28, 2009 asset values) was $57.4 million, our outstanding borrowings were $57.8 million and our pro forma unrestricted cash and cash equivalents (pro forma for payments under our Revolving Facility as of April 30, which were received in May) was $9.9 million. Two other portfolio investments have experienced adverse events that, if not cured, will result in additional decreases in our Borrowing Base of $1.3 million at the end of May and $7.8 million at the end of June. Further decreases in our Borrowing Base could result in a Borrowing Base violation that we may not be able to cure with our remaining unrestricted cash and cash equivalents.
     In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Our investment adviser has initiated discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, a material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.
     Our asset coverage ratio, as defined in the 1940 Act, was 215% at February 28, 2009 versus 225% at February 29, 2008.

     At February 28, 2009 and February 29, 2008, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2009		At February 29, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
		($ in thousands)
Cash and cash equivalents	$6,356	5.0%	$1,073	0.6%
Cash and cash equivalents, securitization accounts	1,178	0.9	14,581	7.7
First lien term loans	17,118	13.5	26,362	14.0
Second lien term loans	41,043	32.5	62,446	33.1
Senior secured notes	25,832	20.4	31,657	16.8
Unsecured notes	12,381	9.8	23,280	12.4
Other/structured finance securities	22,341	17.7	28,915	15.3
Equity/limited partnership interests	198	0.2	176	0.1

Total	$126,447	100.0%	$188,490	100.0%

     A dividend of $0.25 per share was paid on December 29, 2008, to common stockholders of record on December 18, 2008. In order to better manage the Company’s capital in light of continuing volatility in the credit markets, the Board determined that, beginning with the fourth quarter of fiscal year 2009, it would determine the amount and timing of dividends, if any, upon review of the financial results of the quarter. Accordingly, the Board will consider payment of a dividend for the fourth quarter of fiscal year 2009 at its regularly scheduled May 2009 meeting. The timing and amount of dividends remains within the Board’s discretion. Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.
     Contractual obligations
     The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2009:

		Payment Due by Period
		Less Than 1	1-3	3-5	More Than 5
	Total	Year	Years	Years	Years
			($ in thousands)
Long-Term Debt Obligations	$58,995		$58,995

Off-balance sheet arrangements
     At February 28, 2009 and February 29, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recent Developments
     In March 2009 we amended the Revolving Credit Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, we expect to have additional cushion under our Borrowing Base. If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends. Please see Part I, Item 1A “Risk Factors–Risks Related to Our Business–We need to find alternative sources of leverage and/or access the equity markets to maintain and grow our business” for more information. As a result of the amendment, the interest margin on the Revolving Facility will increase from 0.70% over the prevailing commercial paper rate (Or LIBOR, if the commercial paper market is unavailable) to 4.00% until March 2010 (6.00% if the commercial paper market is unavailable) and 5.00% thereafter (6.00% if the commercial paper market is unavailable).
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. At February 28, 2009, we had $59.0 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At February 28, 2009, the aggregate interest rate cap agreement notional amount was $66.4 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments as of February 28, 2009 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.
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
     The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the subordinated notes of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO subordinated notes or equity, when available.

     The table below describes the primary considerations made by our Board of Directors in determining the fair value of our investments at February 28, 2009:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Market yield trend analysis and enterprise valuation	$53,629	45.1%
Third party independent valuation firm	36,048	30.3
Discounted cash flow model	22,341	18.8
Readily available market maker, broker quotes	6,786	5.7
Other	108	0.1

Total fair valued investments	$118,912	100.0%

Item 8.  Financial Statements and Supplementary Data
     Our financial statements are annexed to this Annual Report beginning on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A.  Controls and Procedures
     Evaluation of disclosure controls and procedures
     Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report.
     Management’s annual report on internal control over financial reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.
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
Item 9B.  Other Information
     None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
     The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting and is incorporated herein by reference.
Item 11.  Executive Compensation
     The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
     The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
     The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting and is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Consolidated Financial Statement Schedules
Consolidated Financial Statements
The following financial statements of the Company are filed herewith:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008
Consolidated Statements of Operations for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007
Consolidated Schedule of Investments as of February 28, 2009 and February 29, 2008
Consolidated Statements of Changes in Net Assets for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007
Consolidated Statements of Cash Flows for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007
Notes to Consolidated Financial Statements

Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of GSC Investment Corp.(8)

3.2	Amended and Restated Bylaws of GSC Investment Corp.(9)

4.1	Specimen certificate of GSC Investment Corp.’s common stock, par value $0.0001 per share.(4)

4.2	Registration Rights Agreement dated March 27, 2007 between GSC Investment Corp., GSC CDO III L.L.C., GSCP (NJ) L.P. and the other investors party thereto.(8)

4.3	Form of Dividend Reinvestment Plan.(1)

10.1	Amended and Restated Limited Partnership Agreement of GSC Partners CDO Investors III, L.P. dated August 27, 2001.(2)

10.2	Amended and Restated Limited Partnership Agreement of GSC Partners CDO GP III, L.P. dated October 16, 2001.(2)

10.3	Collateral Management Agreement dated November 5, 2001 among GSC Partners CDO Fund III, Limited and GSCP (NJ), L.P.(2)

10.4	Contribution and Exchange Agreement dated October 17, 2006 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.(1)

10.5	Amendment to the Contribution and Exchange Agreement dated as of March 20, 2007 among GSC Investment LLC, GSC CDO III, L.L.C., GSCP (NJ), L.P., and the other investors party thereto.(11)

10.6	Form of Regulations of American Stock Transfer and Trust Company.(3)

10.7	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Peter K. Barker, as director of GSC Investment LLC.(8)

10.8	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as director of GSC Investment LLC.(8)

10.9	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as director of GSC Investment LLC.(8)

10.10	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as director of GSC Investment LLC.(8)

10.11	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Steven M. Looney, as director of GSC Investment LLC.(8)

10.12	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Charles S. Whitman III, as director of GSC Investment LLC.(8)

10.13	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and G. Cabell Williams, as director of GSC Investment LLC.(8)

10.14	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard T. Allorto, Jr., as Chief Financial Officer of GSC Investment LLC.(8)

10.15	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and David L. Goret, as Vice President and Secretary of GSC Investment LLC.(8)

10.16	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Michael J. Monticciolo, as Chief Compliance Officer of GSC Investment LLC.(8)

10.17	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Daniel I. Castro, Jr., as member of the investment committee of GSCP (NJ), LP.(8)

10.18	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Robert F. Cummings, Jr., as member of the investment committee of GSCP (NJ), LP.(8)

10.19	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Richard M. Hayden, as member of the investment committee of GSCP (NJ), LP.(8)

10.20	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas V. Inglesby, as member of the investment committee of GSCP (NJ), LP.(8)

10.21	Indemnification Agreement dated March 20, 2007 between GSC Investment LLC and Thomas J. Libassi, as member of the investment committee of GSCP (NJ), LP.(8)

10.22	Assignment and Assumption Agreement dated March 20, 2007 among GSCP (NJ), L.P. and GSC Investment LLC.(8)

10.23	Investment Advisory and Management Agreement dated March 21, 2007 between GSC Investment LLC and GSCP (NJ) L.P.(8)

Exhibit
Number	Description
10.24	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association.(8)

10.25	Administration Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.(8)

10.26	Trademark License Agreement dated March 21, 2007 between GSC Investment Corp. and GSCP (NJ) L.P.(8)

10.27	Notification of Fee Reimbursement dated March 21, 2007.(8)

10.28	Portfolio Acquisition Agreement dated March 23, 2007 between GSC Investment Corp. and GSC Partners CDO Fund III, Limited.(8)

10.29	Credit Agreement dated as of April 11, 2007 among GSC Investment Funding LLC, GSC Investment Corp., GSC (NJ), L.P., the financial institutions from time to time party thereto, the commercial paper lenders from time to time party thereto and Deutsche Bank AG, New York Branch.(5)

10.30	Purchase and Sale Agreement between GSC Investment Corp. and GSC Investment Funding LLC dated as of April 11, 2007.(5)

10.31	Amendment No. 1 to Credit Agreement, dated as of May 1, 2007 among GSC Investment Funding LLC, Deutsche Bank AG, New York Branch, GSC Investment Corp., and GSCP (NJ), L.P.(6)

10.32	Credit Agreement dated as of May 1, 2007 among GSC Investment Funding II LLC, GSC Investment Corp., GSC (NJ), L.P., the financial institutions from time to time party thereto, the commercial paper lenders from time to time party thereto and Deutsche Bank AG, New York Branch.(6)

10.33	Purchase Sale Agreement dated as of May 1, 2007 between GSC Investment Funding II LLC and GSC Investment Corp.(6)

10.34	Purchase and Sale Agreement dated as of May 1, 2007 between GSC Investment Corp. and GSC Partners CDO Fund Limited.(6)

10.35	Amendment to Investment Advisory and Management Agreement dated May 23, 2007 between GSC Investment Corp. and GSCP (NJ), L.P.(7)

10.36	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Goret, as member of the disclosure committee of GSC Investment Corp.(11)

10.37	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Rice, as member of the disclosure committee of GSC Investment Corp.(11)

10.38	Agreement Terminating Fee Reimbursement dated as of April 15, 2008 between GSCP (NJ), L.P. and GSC Investment Corp.(10)

10.39	Amendment No. 3 to Credit Agreement, dated as of August 8, 2008 among GSC Investment Funding LLC and Deutsche Bank AG, New York Branch(12)

10.40	Indemnification Agreement dated October 15, 2008 between GSC Investment Corp. and Seth M, Katzenstein, as director of GSC Investment Corp.(13)

10.41	Indemnification Agreement dated October 15, 2008 between GSC Investment Corp. and Seth M. Katzenstein as Chief Executive Officer and President of GSC Investment Corp.(13)

14.1	Code of Ethics of the Company adopted under Rule 17j-1.(3)

21.1	List of Subsidiaries.(11)

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 2 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007.

(2)	Incorporated by reference to Amendment No. 4 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on February 23, 2007.

(3)	Incorporated by reference to Amendment No. 6 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007.

(4)	Incorporated by reference to GSC Investment Corp’s Registration Statement on Form 8-A, File No. 001-333-76, filed on March 21, 2007.

(5)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 11, 2007.

(6)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated May 1, 2007.

(7)	Incorporated by reference to GSC Investment Corp.’s Form 10-K for the fiscal year ended February 28, 2007, file No. 001-33376.

(8)	Incorporated by reference to GSC Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376.

(9)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated February 19, 2008.

(10)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 15, 2008.

(11)	Incorporated by reference to GSC Investment Corp.’s Form 10-K for the fiscal year ended February 29, 2008, File No. 001-33376.

(12)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated August 8, 2008.

(13)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated October 15, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment Corp.

Date: May 21, 2009	By:	/s/ Seth M. Katzenstein Seth M. Katzenstein
Director, Chief Executive Officer and President,
GSC Investment Corp.
* * * * *
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Hayden RICHARD M. HAYDEN	Chairman of the Board of Directors	May 21, 2009

/s/ Seth M. Katzenstein SETH M. KATZENSTEIN	Director, Chief Executive Officer and President	May 21, 2009

/s/ Richard T. Allorto, Jr. RICHARD T. ALLORTO, JR.	Chief Financial Officer	May 21, 2009

/s/ Robert F. Cummings Jr. ROBERT F. CUMMINGS, JR.	Member of the Board of Directors	May 21, 2009

/s/ Peter K. Barker PETER K. BARKER	Member of the Board of Directors	May 21, 2009

/s/ Steven M. Looney STEVEN M. LOONEY	Member of the Board of Directors	May 21, 2009

/s/ Charles S. Whitman III CHARLES S. WHITMAN III	Member of the Board of Directors	May 21, 2009

/s/ G. Cabell Williams G. CABELL WILLIAMS	Member of the Board of Directors	May 21, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008	F-3

Consolidated Statements of Operations for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-4

Consolidated Schedule of Investments as of February 28, 2009 and February 29, 2008	F-5

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-13

Consolidated Statements of Cash Flows for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-14

Notes to Consolidated Financial Statements	F-15

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of GSC Investment Corp.
We have audited the accompanying consolidated balance sheets of GSC Investment Corp. (the “Company”), including the consolidated schedule of investments as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 12, 2006 (date of inception) to February 28, 2007 and for each of the two years ended February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSC Investment Corp. at February 28, 2009 and February 29, 2008, and the consolidated results of their operations, changes in their net assets and their cash flows for the period from May 12, 2006 to February 28, 2007 and for each of the two years ended February 28, 2009 in conformity with U.S. generally accepted accounting principles.
Ernst & Young LLP
New York, NY
May 15, 2009

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	February 28, 2009	February 29, 2008
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $137,020,449 and $162,888,724, respectively)	$96,462,919	$143,745,269
Control investments (cost of $29,905,194 and $30,000,000, respectively)	22,439,029	29,075,299
Affiliate investments (cost of $0 and $0, respectively)	10,527	16,233

Total investments at fair value (amortized cost of $166,925,643 and $192,888,724, respectively)	118,912,475	172,836,801
Cash and cash equivalents	6,356,225	1,072,641
Cash and cash equivalents, securitization accounts	1,178,201	14,580,973
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	39,513	76,734
Interest receivable	3,087,668	2,355,122
Due from manager	—	940,903
Deferred credit facility financing costs, net	529,767	723,231
Management fee receivable	237,370	215,914
Other assets	321,260	39,349

Total assets	$130,662,479	$192,841,668

LIABILITIES
Revolving credit facility	$58,994,673	$78,450,000
Payable for unsettled trades	—	11,329,150
Dividend payable	—	3,233,640
Management and incentive fees payable	2,880,667	943,061
Accounts payable and accrued expenses	700,537	713,422
Interest and credit facility fees payable	72,825	292,307
Due to manager	—	11,048

Total liabilities	$62,648,702	$94,972,628

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	110,943,738	116,218,966
Accumulated undistributed net investment income	6,122,492	455,576
Accumulated undistributed net realized gain/(loss) from investments and derivatives	(6,948,628)	1,299,858
Net unrealized depreciation on investments and derivatives	(48,104,654)	(20,106,189)

Total stockholders’ equity	68,013,777	97,869,040

Total liabilities and stockholders’ equity	$130,662,479	$192,841,668

NET ASSET VALUE PER SHARE	$8.20	$11.80

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

			For the period from
			May 12, 2006
	For the year ended	For the year ended	(date of inception)
	February 28, 2009	February 29, 2008	to February 28, 2007
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$16,572,973	$20,115,301	$—
Control investments	4,393,818	262,442	—

Total interest income	20,966,791	20,377,743	—
Interest from cash and cash equivalents	175,567	366,312	30
Management fee income	2,049,717	599,476	—
Other income	195,135	42,548	—

Total investment income	23,387,210	21,386,079	30

EXPENSES
Interest and credit facility financing expenses	2,605,367	5,031,233	—
Base management fees	2,680,231	2,938,659	—
Professional fees	1,166,111	1,409,806	35,000
Administrator expenses	960,701	892,112	—
Incentive management fees	1,752,254	711,363	—
Insurance	682,154	586,784	—
Directors fees	295,017	313,726	—
General & administrative	289,477	261,653	—
Cost of acquiring management contract	—	144,000	—
Organizational expense	—	49,542	95,193

Expenses before manager expense waiver and reimbursement	10,431,312	12,338,878	130,193

Expense reimbursement	(1,010,416)	(1,789,028)	—

Total expenses net of expense waiver and reimbursement	9,420,896	10,549,850	130,193

NET INVESTMENT INCOME BEFORE INCOME TAXES	13,966,314	10,836,229	(130,163)

Income tax expense, including excise tax	(140,322)	(88,951)	—

NET INVESTMENT INCOME	13,825,992	10,747,278	(130,163)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	(7,173,118)	2,707,402	—
Control investments	—	428,673	—
Affiliate investments	—	39,147	—
Net realized gain from derivatives	30,454	732,526	—
Net unrealized depreciation on investments	(27,961,244)	(20,051,923)	—
Net unrealized depreciation on derivatives	(37,221)	(54,266)	—

Net loss on investments	(35,141,129)	(16,198,441)	—

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(21,315,137)	$(5,451,163)	$(130,163)

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(2.57)	$(0.70)	n/a

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	7,761,965	67
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2009

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 141.8% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,616,004	9.7%
Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 5.75%, 8/18/2012	1,437,555	1,420,872	975,956	1.4%
Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 9.75%, 8/18/2013	1,862,420	1,828,197	450,519	0.7%

		Total Building Products	3,299,975	3,249,069	1,426,475	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	6,152	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.47%, 12/20/2013	77,141	64,991	14,657	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	23,071	0.0%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	43,957	0.1%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%
Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

		Total Chemicals	1,951,354	1,644,013	370,758	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.70%, 1/26/2012	3,250,000	3,246,870	2,627,950	3.9%
Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.67%, 11/22/2012	3,122,943	2,895,723	2,089,561	3.1%
Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.75%, 5/22/2013	5,000,000	4,777,205	3,126,000	4.6%

		Total Consumer Products	11,372,943	10,919,798	7,843,511	11.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.57%, 7/31/2013	308,912	308,912	243,793	0.4%
M/C Communications, LLC (d)	Education	First Lien Term Loan 13.12%, 12/31/2010	1,697,164	1,590,350	674,283	1.0%
Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,771,457	1,503,200	2.2%
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2009

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Group Dekko (d)	Electronics	Second Lien Term Loan 6.45%, 1/20/2012	$6,670,000	$6,670,000	$5,321,326	7.8%
IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.71%, 3/31/2014	46,332	42,367	24,621	0.0%

		Total Electronics	8,716,332	8,483,824	6,849,147	10.0%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.73%, 6/29/2013	5,960,000	5,846,833	3,592,092	5.3%
Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.70%, 7/31/2013	4,887,500	4,858,282	3,053,221	4.5%
Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 4.98%, 3/31/2012	2,478,660	1,671,647	1,706,557	2.5%
IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,623,605	2,428,580	3.6%
PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,047,419	3,581,213	5.3%

		Total Healthcare Services	7,893,750	7,671,024	6,009,793	8.9%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,294,643	3,489,640	5.1%
See accompanying notes to consolidated financial statements.

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Asurion Corporation (d)	Insurance	First Lien Term Loan 3.76%, 7/3/2014	$2,000,000	$1,704,665	$1,493,400	2.2%
Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.95%, 6/30/2013	2,820,779	2,815,612	2,133,637	3.1%
Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,652,000	12.7%
Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,225,700	1.8%
Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.48%, 12/15/2014	5,000,000	4,769,304	4,602,000	6.8%

		Total Manufacturing	18,700,000	18,469,304	14,479,700	21.3%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,342	1,850,500	2.7%
Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,853,894	3,753,000	5.5%
Elyria Foundry Company, LLC	Metals	Warrants	—	—	89,610	0.1%

		Total Metals	7,500,000	7,348,236	5,693,110	8.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,940,073	2,081,740	3.1%
Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,139,928	6,139,764	2,388,432	3.5%

		Total Natural Resources	9,088,568	9,079,837	4,470,172	6.6%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 7.24%, 5/11/2015	3,000,000	2,815,938	2,072,700	3.0%
Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,286,740	7.8%

		Total Oil and Gas	9,200,000	9,015,938	7,359,440	10.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,375,500	3.5%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,846,976	3,575,420	5.3%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,084,820	3,750,321	5.5%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,670	368,600	0.5%

		Total Packaging	12,937,250	12,931,466	10,069,841	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 4.21%, 12/31/2013	2,049,694	1,618,148	1,638,526	2.4%
Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.71%, 5/31/2014	1,970,000	1,553,133	807,700	1.2%
Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 3.01%, 6/24/2009	476,261	468,285	418,872	0.6%
Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 2.98%, 6/24/2009	511,811	503,239	450,137	0.7%
Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	288,774	0.4%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,082,100	2,503,000	3.7%
Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.35%, 2/1/2013	4,897,651	3,723,761	2,008,037	3.0%

		Total Publishing	14,058,949	12,528,908	6,476,520	9.6%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 8.63%, 9/30/2013	1,000,000	887,940	773,299	1.2%

Sub Total Non-control/Non-affiliated investments				137,020,449	96,462,919	141.8%

See accompanying notes to consolidated financial statements.

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Control investments — 33.0% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest	$—	$—	$98,412	0.1%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.15%, 1/21/2020	30,000,000	29,905,194	22,340,617	32.9%

Sub Total Control investments				29,905,194	22,439,029	33.0%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership interest		—	10,527	0.0%

TOTAL INVESTMENT ASSETS — 174.8% (b)				$166,925,643	$118,912,475	174.8%

						% of Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$27,682	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	11,831	0.0%

Sub Total Outstanding interest rate cap				$131,000	$39,513	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $68,013,777 as of February 28, 2009.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	12.15% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(5,706)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,393,818	$2,049,717	$—	$(6,479,722)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(61,741)
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

February 29, 2008

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 146.9% (b)

EuroFresh Inc. (d)	Agriculture	Unsecured Notes 11.50%, 1/15/2013	$7,000,000	$6,890,639	$3,850,000	3.9%
GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	8,425,000	8,421,760	8,003,750	8.2%
Key Safety Systems (d)	Automotive	First Lien Term Loan 6.68%, 3/8/2014	2,500,000	1,837,500	1,875,000	1.9%
SILLC Holdings, LLC (d)	Automotive	Second Lien Term Loan 9.86%, 5/24/2011	23,049,210	22,865,049	20,283,305	20.7%

		Total Automotive	25,549,210	24,702,549	22,158,305	22.6%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 8.56%, 8/18/2012	1,871,500	1,847,290	1,403,625	1.4%
Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 12.31%, 8/18/2013	2,400,000	2,354,989	1,560,000	1.6%

		Total Building Products	4,271,500	4,202,280	2,963,625	3.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 11.82%, 1/26/2012	3,250,000	3,245,793	3,152,500	3.2%
Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 7.61%, 11/22/2012	3,408,271	3,095,060	2,851,701	2.9%
Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 13.35%, 5/22/2013	5,000,000	4,743,768	4,016,500	4.1%

		Total Consumer Products	11,658,271	11,084,621	10,020,701	10.2%

Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.62%, 6/24/2009	481,233	449,953	444,371	0.4%
Affinity Group, Inc. (d)	Consumer Services	First Lien Term Loan 5.74%, 6/24/2009	518,767	485,047	479,859	0.5%
CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.77%, 7/31/2013	406,228	406,228	365,605	0.4%

		Total Consumer Services	1,406,228	1,341,228	1,289,835	1.3%

M/C Communications, LLC (d)	Education	First Lien Term Loan 5.54%, 12/31/2010	1,736,766	1,571,773	1,545,721	1.6%
Group Dekko (d)	Electronics	Second Lien Term Loan 9.38%, 1/20/2012	6,670,000	6,670,000	6,336,500	6.5%
IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 7.09%, 5/31/2014	49,750	44,647	40,497	0.0%

		Total Electronics	6,719,750	6,714,647	6,376,997	6.5%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 9.08%, 6/29/2013	5,960,000	5,827,121	5,066,000	5.2%
Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 9.37%, 7/31/2013	4,937,500	4,902,101	3,555,000	3.6%
Realogy Corp. (d)	Financial Services	First Lien Term Loan 6.11%, 10/10/2013	21,106	19,693	17,746	0.0%
Realogy Corp. (d)	Financial Services	First Lien Term Loan 7.51%, 10/10/2013	78,394	73,147	65,733	0.1%

		Total Financial Services	5,037,000	4,994,941	3,638,479	3.7%

CCM Merger Inc. (d)	Gaming	First Lien Term Loan 6.35%, 7/13/2012	2,000,000	1,670,000	1,730,000	1.8%
IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,574,228	3,040,000	3.1%
PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.41%, 4/17/2013	3,000,000	3,000,000	3,000,000	3.1%

		Total Healthcare Services	6,800,000	6,574,228	6,040,000	6.2%

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

February 29, 2008

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	$7,700,000	$7,194,636	$5,912,060	6.0%
Asurion Corporation (d)	Insurance	First Lien Term Loan 6.10%, 7/3/2014	2,000,000	1,665,000	1,699,600	1.7%
Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.89%, 6/30/2013	2,973,362	2,966,658	2,687,919	2.7%
Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	12,000,000	12,000,000	11,712,000	12.0%
Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2008	3,400,000	3,400,000	3,318,400	3.4%

		Total Manufacturing	15,400,000	15,400,000	15,030,400	15.4%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,493,087	2,218,750	2.3%
Elyria Foundry Company, LLC (c, d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	3,000,000	2,893,873	2,910,000	3.0%

		Total Metals	5,500,000	5,386,960	5,128,750	5.3%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 12.75%, 9/20/2013	5,365,592	5,365,393	4,167,456	4.3%
See accompanying notes to consolidated financial statements.

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 9.32%, 5/11/2015	$2,000,000	$1,947,348	$1,600,000	1.6%
Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 12.15%, 10/5/2012	6,200,000	6,200,000	6,138,000	6.3%

		Total Oil and Gas	8,200,000	8,147,348	7,738,000	7.9%

Atlantis Plastics Films, Inc. (d)	Packaging	First Lien Term Loan 8.71%, 9/22/2011	6,516,244	6,491,835	4,298,114	4.4%
Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 11.00%, 10/31/2010	2,500,000	2,500,000	2,500,000	2.6%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,853,648	4,447,450	4.5%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,094,096	4,665,008	4.8%
Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 15.11%, 6/15/2009	500,000	498,536	459,500	0.5%

		Total Packaging	19,453,494	19,438,114	16,370,073	16.8%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 7.09%, 5/31/2014	1,990,000	1,516,878	1,492,500	1.5%
Brown Publishing Company (d)	Publishing	Second Lien Term Loan 11.09%, 9/19/2014	1,203,226	1,197,520	1,070,871	1.1%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,095,198	4,400,000	4.5%
Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.37%, 2/1/2013	2,962,500	2,134,841	2,325,563	2.4%

		Total Publishing	11,155,726	9,944,437	9,288,934	9.5%

QCE LLC (d)	Restaurants	First Lien Term Loan 7.03%, 5/5/2013	992,443	804,673	859,456	0.9%
Claire’s Stores, Inc. (d)	Retail	First Lien Term Loan 6.47%, 5/29/2014	2,786,000	2,579,717	2,179,209	2.2%

Sub Total Non-control/Non-affiliated investments				162,888,724	143,745,269	146.9%

Control investments — 29.7% (b)
GSC CDO III, LLC (g)	Financial Services	100% General Partnership interest		—	160,153	0.2%
GSC Investment Corp. CLO 2007 LTD. (g)	Structured Finance Securities	Other/Structured Finance Securities 20.36%, 1/21/2020	30,000,000	30,000,000	28,915,146	29.5%

Sub Total Control investments				30,000,000	29,075,299	29.7%

Affiliate investments — 0.0% (b)
GSC Partners CDO GP III, LP (f)	Financial Services	6.24% Limited Partnership interest		—	16,233	0.0%

TOTAL INVESTMENT ASSETS — 176.6% (b)				$192,888,724	$172,836,801	176.6%

						% of
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Stockholders’ Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$50,703	0.1%
Interest rate cap	8.0%	11/30/2013	46,637,408	44,000	26,031	0.0%

Sub Total Outstanding interest rate cap				$131,000	$76,734	0.1%

See accompanying notes to consolidated financial statements.

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Atlantis Plastics Films, Inc., Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $97,869,040 as of February 29, 2008.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the investment is pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$2,045,067	$2,084,214	$—	$—	$—	$39,147	$16,233

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$30,000,000	$—	$—	$262,442	$215,914	$—	$(1,084,854)
GSC Partners CDO GP III, LP	$13,574,694	$14,003,367	$—	$—	$—	$428,673	$160,153
See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

			For the period from
			May 12, 2006 (date of
	For the year ended	For the year ended	inception)
	February 28, 2009	February 29, 2008	to February 28, 2007
OPERATIONS:
Net investment income	$13,825,992	$10,747,278	$(130,163)
Net realized gain/(loss) from investments	(7,173,118)	3,175,222	—
Net realized gain from derivatives	30,454	732,526	—
Net unrealized depreciation on investments	(27,961,244)	(20,051,923)	—
Net unrealized depreciation on derivatives	(37,221)	(54,266)	—

Net decrease in net assets from operations	(21,315,137)	(5,451,163)	(130,163)

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(8,540,126)	(12,851,645)	—

Net decrease in net assets from shareholder distributions	(8,540,126)	(12,851,645)	—

CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net	—	116,301,011	1,000

Net increase in net assets from capital share transactions	—	116,301,011	1,000

Total increase/(decrease) in net assets	(29,855,263)	97,998,203	(129,163)
Net assets at beginning of year/period	97,869,040	(129,163)	—

Net assets at end of year/period	$68,013,777	$97,869,040	$(129,163)

Net asset value per common share	$8.20	$11.80	n/a
Common shares outstanding at end of period	8,291,384	8,291,384	67
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

			For the period from
			May 12, 2006 (date
	For the year ended	For the year ended	of inception)
	February 28, 2009	February 29, 2008	to February 28, 2007
Operating activities
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(21,315,137)	$(5,451,163)	$(130,163)
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(819,905)	(365,592)	—
Net accretion of discount on investments	(1,323,644)	(765,255)	—
Amortization of deferred credit facility financing costs	193,464	502,468	—
Net realized (gain) loss from investments	7,173,118	(3,175,222)	—
Net realized (gain) from derivatives	—	(732,526)	—
Net unrealized (appreciation) depreciation on investments	27,961,244	20,051,923	—
Unrealized depreciation on derivatives	37,221	54,266	—
Proceeds from sale and redemption of investments	49,193,508	141,772,158	—
Purchase of investments	(28,259,995)	(314,002,526)	—
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	13,402,772	(14,580,973)	—
Interest receivable	(732,546)	(2,355,122)	—
Due from manager	940,903	(940,903)	—
Management fee receivable	(21,456)	(215,914)	—
Other assets	(281,911)	(39,349)	—
Deferred offering costs	—	808,617	(808,617)
Payable for unsettled trades	(11,329,150)	11,329,150	—
Management and incentive fees payable	1,937,606	943,061	—
Accounts payable and accrued expenses	(12,885)	608,422	105,000
Interest and credit facility fees payable	(219,482)	292,307	—
Due to manager	(11,048)	(62,762)	73,810
Accrued offering costs	—	(760,000)	760,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	36,512,677	(167,084,935)	30

Financing activities
Contribution from member	—	—	1,000
Issuance of shares of common stock	—	108,750,000	—
Offering costs and sales load	—	(8,068,750)	—
Borrowings on debt	7,800,000	167,958,119	—
Paydowns on debt	(27,255,327)	(89,508,119)	—
Credit facility financing cost	—	(1,225,699)	—
Cost of interest rate cap	—	(131,000)	—
Payments of cash dividends	(11,773,766)	(9,618,005)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(31,229,093)	168,156,546	1,000

CHANGE IN CASH AND CASH EQUIVALENTS	5,283,584	1,071,611	1,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,072,641	1,030	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,356,225	$1,072,641	$1,030

Supplemental Information:
Interest paid during the period	$2,631,385	$4,236,458	n/a

Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC CDO III, LLC and GSC Partners CDO GP III, L.P.	$—	$15,619,761	n/a
Paid-in-kind interest income	$819,905	$365,592	n/a
Net accretion of discount on investments	$1,323,644	$765,255	n/a
Amortization of deferred credit facility financing costs	$193,464	$502,468	n/a
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
Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available as stated above at fair value as determined in good faith by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.
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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended February 28, 2009 provisions of $140,322 were recorded for Federal excise taxes. As of February 28, 2009, the entire $140,322 was unpaid and included in accounts payable on the accompanying consolidated balance sheet. This amount was paid subsequent to year end.
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
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. FAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in FAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the adoption of this statement did not have a significant effect on the Company’s financial position or its results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The objective of FAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company did not early adopt FAS 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting FAS 161.
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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009.
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
Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Investments carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable-market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.
In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with FAS 157 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments as of February 28, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate investments	$ —	$ —	$96,463	$96,463
Control investments	—	—	22,439	22,439
Affiliate investments	—	—	10	10

Total investments at fair value	$ —	$ —	$118,912	$118,912
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2009 (dollars in thousands):

Level 3
Balance as of February 29, 2008	$172,837
Net unrealized losses	(27,961)
Purchases and other adjustments to cost	23,230
Sales and redemptions	(49,194)
Net transfers in and/or out	—

Balance as of February 28, 2009	$118,912
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
The composition of our investments as of February 28, 2009, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at		Fair Value
	Amortized	Investments	Percentage of
	Cost	at Fair Value	Total Portfolio
First lien term loans	$24,901	$17,117	14.4%
Second lien term loans	57,558	41,043	34.5
Senior secured notes	35,780	25,832	21.7
Unsecured notes	18,782	12,381	10.4
Structured Finance Securities	29,905	22,341	18.8
Equity/limited partnership interest	—	198	0.2

Total	$166,926	$118,912	100.0%
The composition of our investments as of February 29, 2008, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at		Fair Value
	Amortized	Investments	Percentage of
	Cost	at Fair Value	Total Portfolio
First lien term loans	$29,660	$26,362	15.3%
Second lien term loans	70,819	62,446	36.1
Senior secured notes	35,024	31,657	18.3
Unsecured notes	27,386	23,281	13.5
Structured Finance Securities	30,000	28,915	16.7
Equity/limited partnership interest	—	176	0.1

Total	$192,889	$172,837	100.0%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the years ended February 28, 2009 and February 29, 2008, we accrued $2.0 and $0.6 million in management fees and $4.4 and $0.3 million in interest income, respectively. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
Note 5. Income Taxes
The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.
The Company owns 100% of GSC Investment Corp. CLO 2007, Ltd. (“CLO”), an Exempted Company incorporated in the Cayman Islands. For financial reporting purposes, the CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the Internal Revenue Service to treat the CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the CLO are included with those of the Company.
To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended February 28, 2009, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax and meals & entertainment, market discount, interest income with respect to the CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

Accumulated net investment income/(loss)	$381
Accumulated net realized gains (losses) on investments	(1,106)
Additional paid-in-capital	725
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended February 28, 2009 was as follows (dollars in thousands):

Ordinary income (a)	$8,540
Capital gains	—
Return of capital	—

Total reported on tax Form 1099-DIV	$8,540

(a) Ordinary income is reported on Form 1099-DIV as non-qualified.
For federal income tax purposes, the cost of investments owned at February 28, 2009 was $526.3 million.
At February 28, 2009, the components of distributable earnings on a tax basis as detailed below differ from the amounts reflected per the Company’s Statement of Assets and Liabilities by temporary book/tax differences primarily arising from the consolidation of the CLO for tax purposes, market discount and original issue discount income and amortization of organizational expenditures (dollars in thousands).

Accumulated capital gains/(losses)	$(3,195)
Other temporary differences	(119)
Undistributed ordinary income	6,312
Unrealized depreciation	(146,540)

Components of distributable earnings	$(143,542)

The Company has incurred capital losses of $3.2 million for the year ended February 28, 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2017.
Management has analyzed the Company’s tax positions taken on federal income tax returns for all open tax years (fiscal years 2008-2009), and has concluded that no provision for income tax is required in the Company’s financial statements.

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
We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement.
For the years ended February 28, 2009 and February 29, 2008, we incurred $2.7 and $2.9 million in base management fees and $1.8 and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the years ended February 28, 2009 and February 29, 2008, we incurred no incentive management fees related to net realized capital gains. As of February 28, 2009, $0.6 million of base management fees and $2.3 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
As of February 28, 2009, the end of the fourth quarter of fiscal year 2009, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the fourth fiscal quarter of fiscal year 2008. Accordingly, the payment of the incentive fee for the quarter ended February 28, 2009 will be deferred. The total deferred incentive fee payable at February 28, 2009 is $2.3 million.
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
For the years ended February 28, 2009 and February 29, 2008, we expensed $1.0 and $0.9 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million.  Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock.  Accordingly, for the years ended February 28, 2009 and February 29, 2008, we have recorded $1.0 and $1.8 million in expense waiver and reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statement of operations.

On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. For the year ended February 28, 2009, we have recorded $49,715 in expense waiver and reimbursement under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.
Note 7. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of February 28, 2009, there was $59.0 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. As of February 29, 2008, there was $78.5 million outstanding under the Revolving Facility. For the years ended February 28, 2009 and February 29, 2008, we recorded $2.4 and $4.0 million of interest expense and $193,464 and $155,946 of amortization of deferred financing costs related to the Revolving Facility, respectively, and the interest rates on the outstanding borrowings ranged from 1.51% to 4.99%.
On May 1, 2007, we formed GSC Investment Funding II LLC (“GSC Funding II”), a wholly owned consolidated subsidiary of the Company, through which we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”) with Deutsche Bank AG, as administrative agent, which was fully drawn at closing. A significant percentage of our total assets were pledged under the Term Facility to secure our obligations thereunder. The Term Facility bears interest at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70%, payable quarterly. For the year ended February 29, 2008, we recorded $0.6 million of interest expense and $0.3 of amortization of deferred financing costs related to the Term Facility.
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
In March 2009 we amended the Revolving Credit Facility to increases the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, we expect to have additional cushion under our Borrowing Base (as defined below) that will allow us to better manage our capital in times of declining asset prices and market dislocation. If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends.
At February 28, 2009, we had $59.0 million in borrowings under the Revolving Facility. At February 29, 2008, we had $78.5 million in borrowings under the Revolving Facility and $21.5 million of undrawn commitments remaining. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $59.9 million at February 28, 2009 versus $83.6 million at February 29, 2008. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.

For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the February 28, 2009 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended November 30, 2008. The valuations presented in this annual report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.
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
The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of February 28, 2009 we did not receive any such payments as the LIBOR has not exceeded 8%. At February 28, 2009, the total notional outstanding for the interest rate caps was $66.4 million with an aggregate fair value of $0.04 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated balance sheet. For the year ended February, 28, 2009, the Company recorded $0.04 million of unrealized depreciation on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.
The table below summarizes our interest rate cap agreements as of February 28, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$28
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12

	Net fair value				$40
The table below summarizes our interest rate cap agreements as of February 29, 2008 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$51
Interest Rate Cap	Free Standing Derivative	46,637	8.0	Nov 2013	26

	Net fair value				$77
Note 9. Directors Fees
The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the year ended February 28, 2009 we accrued $0.3 million for directors fees expense and $18,017 for reimbursement of out-of-pocket expenses. As of February 28, 2009, $5,250 in directors fees expense was unpaid and included in accounts payable and accrued expenses in the consolidated balance sheet. As of February 28, 2009, we had not issued any common stock to our directors as compensation for their services.

Note 10. Stockholders’ Equity
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
Note 11. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2009, and February 29, 2008 (dollars in thousands except per share amounts):

	February 28, 2009	February 29, 2008
Basic and diluted
Net decrease in net assets from operations	$(21,315)	$(5,451)
Weighted average common shares outstanding	8,291,384	7,761,965
Earnings per common share-basic and diluted	$(2.57)	$(0.70)
Note 12. Dividend
The following table summarizes dividends declared during the years ended February 28, 2009 and February 29, 2008 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 19, 2008	August 29, 2008	September 15, 2008	0.39	3,234
December 8, 2008	December 18, 2008	December 29, 2008	0.25	2,072

Total dividends declared			$1.03	$8,540

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990
August 14, 2007	August 24, 2007	August 31, 2007	0.36	2,985
November 15, 2007	November 30, 2007	December 3, 2007	0.38	3,151
December 28, 2007	January 18, 2008	January 28, 2008	0.18	1,492
February 20, 2008	February 29, 2008	March 10, 2008	0.39	3,234

Total dividends declared			$1.55	$12,852

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights
The following is a schedule of financial highlights for the years ended February 28, 2009 and February 29, 2008:

	February 28, 2009	February 29, 2008
Per share data:
Public offering cost at IPO, March 23, 2007	$—	$15.00
Sales load	—	(0.85)
Offering cost	—	(0.12)

Net asset value at beginning of period/IPO	11.80	14.03

Net investment income (1)	1.67	1.30
Net realized gains (losses) on investments and derivatives	(0.86)	0.47
Net unrealized depreciation on investments and derivatives	(3.38)	(2.45) *

Net decrease in stockholders’ equity	(2.57)	(0.68)

Distributions declared from net investment income	(1.03)	(1.37)
Distributions declared from net realized capital gains	—	(0.18)

Total distributions to stockholders	(1.03)	(1.55)

Net asset value at end of period	$8.20	$11.80

Net assets at end of period	$68,013,777	$97,869,040
Shares outstanding at end of period	8,291,384	8,291,384

Per share market value at end of period	$1.99	$11.04
Total return based on market value (2)	(72.64)%	(16.07)%
Total return based on net asset value (3)	(21.78)%	(11.00)%

*	Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.

Ratio/Supplemental data:
Ratio of net investment income to average net assets (4)	15.19%	8.11%
Ratio of operating expenses to average net assets (4)	7.12%	5.91%
Ratio of incentive management fees to average net assets	2.05%	0.64%
Ratio of credit facility related expenses to average net assets	3.05%	4.51%
Ratio of total expenses to average net assets (4)	12.23%	11.05%

(1)	Net investment income excluding expense waiver and reimbursement equals $1.55 and $1.08 per share for the years ended February 28, 2009 and February 29, 2008, respectively.

(2)	For the year ended February 28, 2009, the total return based on market value equals the decrease in market value at February 28, 2009, of $9.05 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, the declared dividend of $0.39 per share for stockholders of record on August 29, 2008, and the declared dividend of $0.25 per share for stockholders of record on December 29, 2008, divided by the February 29, 2008 price per share. For the year ended February 29, 2008, the total return based on market value equals the decrease in market value at February 29, 2008 of $3.96 per share over the IPO offering price per share at March 23, 2007 of $15.00, plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, the declared dividend of $0.38 per share for stockholders of record on November 30, 2007, the declared dividend of $0.18 per share for stockholders of record on January 28, 2008, and the declared dividend of $0.39 per share for stockholders of record on March 10, 2008, divided by the IPO offering price per share. Total return based on market value is not annualized.

(3)	For the year ended February 28, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, the declared dividend of $0.39 per share for stockholders of record on August 29, 2008, and the declared dividend of $0.25 per share for stockholders of record on December 29, 2008, divided by the beginning net asset value during the period. For the year ended February 29, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.24 per share for stockholders of record on May 29, 2007, the declared dividend of $0.36 per share for stockholders of record on August 24, 2007, the declared dividend of $0.38 per share for stockholders of record on November 30, 2007, the declared dividend of $0.18 per share for stockholders of record on January 28, 2008, and the declared dividend of $0.39 per share for stockholders of record on March 10, 2008,divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the year ended February 28, 2009, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 16.21%, 5.94%, and 11.04%, respectively. For the year ended

February 29, 2008, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.63%, 4.31%, and 9.45%.
Note 14. Related Party Transaction
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of February 28, 2009, the fair value of the general partnership interest and limited partnership interest is $108,939.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of February 28, 2009, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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
In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder.  Our investment adviser has initiated discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired.
Note 15. Selected Quarterly Data (Unaudited)

	2009
	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	($ in thousands, except per share numbers)
Interest and related portfolio income	$5,480	$6,361	$5,835	$5,715
Net investment income	3,288	3,887	3,455	3,195
Net realized and unrealized loss	(17,296)	(11,438)	(6,023)	(384)
Net increase (decrease) in net assets resulting from operations	(14,008)	(7,551)	(2,567)	2,811
Net investment income per common share at end of each quarter	$0.40	$0.47	$0.42	$0.39
Net realized and unrealized loss per common share at end of each quarter	$(2.09)	$(1.38)	$(0.73)	$(0.05)
Dividends declared per common share	$—	$0.25	$0.39	$0.39
Net asset value per common share	$8.20	$10.14	$11.05	$11.75

	2008
	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	($ in thousands, except per share numbers)
Interest and related portfolio income	$5,520	$5,882	$5,882	$4,102
Net investment income	2,562	3,070	3,157	1,958
Net realized and unrealized gain (loss)	(11,972)	(2,009)	(3,939)	1,722
Net increase (decrease) in net assets resulting from operations	(9,410)	1,061	(782)	3,680
Net investment income per common share at end of each quarter	$0.32	$0.37	$0.38	$0.23
Net realized and unrealized gain (loss) per common share at end of each quarter	$(1.46)	$(0.24)	$(0.47)	$0.21
Dividends declared per common share	$0.57	$0.38	$0.36	$0.24
Net asset value per common share	$11.80	$13.51	$13.76	$14.21
Note 16. Subsequent Events
Following the end of the fiscal year ended February 28, 2009, AbitibiBowater Inc. and certain of its subsidiaries, which includes the Company’s $2.1 million investment in Abitibi-Consolidated Company of Canada (“Abitibi”), filed voluntary petitions on April 16, 2009 in the United States under Chapter 11 of the United States Bankruptcy Code and sought creditor protection under the Companies Creditors Arrangement Act in Canada.