Form 10-K/A
period 2009-02-28
GSC INVESTMENT CORP.
filed 2009-07-09
CIK 1377936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held on July 8, 2009, are incorporated by reference into Part III of this Report

EXPLANATORY NOTE
     We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10–K for the fiscal year ended February 28, 2009 (the “Form 10–K”) previously filed with the Securities and Exchange Commission (“SEC”) on May 29, 2009 for the purpose of correcting the amount shown for “Capital in excess of par value” as of February 28, 2009. In the Form 10–K filed on May 29, 2009, “Capital in excess of par value” was shown to be $110,943,738 instead of $116,943,738. This Amendment shows the correct amount of $116,943,738. There are no other changes to the Form 10–K. As a result of this Amendment, we are also including as exhibits the certifications required under Sections 302 and 906 of the Sarbanes–Oxley Act of 2002. This Amendment does not reflect events occurring after the date of the Form 10–K nor does it modify or update the disclosure contained in the Form 10–K in any way other than as required to reflect the change discussed above. Accordingly, this Amendment should be read in conjunction with our Form 10–K and our other filings made with the SEC subsequent to the filing of our Form 10–K.

Page
PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules	1

Signatures	5

Consolidated Financial Statements	F-1
EX-31.1
EX-31.2
EX-32.1

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment Corp.

Date: July 8, 2009	By:	/s/ Seth M. Katzenstein
Seth M. Katzenstein Director, Chief Executive Officer and President GSC Investment Corp.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008	F-3

Consolidated Statements of Operations for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-4

Consolidated Schedule of Investments as of February 28, 2009 and February 29, 2008	F-5

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-13

Consolidated Statements of Cash Flows for the years ended February 28, 2009 and February 29, 2008 and for the period from May 12, 2006 (date of inception) to February 28, 2007	F-14

Notes to Consolidated Financial Statements	F-15

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
Ernst & Young LLP
New York, NY
May 15, 2009

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	February 28, 2009	February 29, 2008
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $137,020,449 and $162,888,724, respectively)	$96,462,919	$143,745,269
Control investments (cost of $29,905,194 and $30,000,000, respectively)	22,439,029	29,075,299
Affiliate investments (cost of $0 and $0, respectively)	10,527	16,233

Total investments at fair value (amortized cost of $166,925,643 and $192,888,724, respectively)	118,912,475	172,836,801
Cash and cash equivalents	6,356,225	1,072,641
Cash and cash equivalents, securitization accounts	1,178,201	14,580,973
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	39,513	76,734
Interest receivable	3,087,668	2,355,122
Due from manager	—	940,903
Deferred credit facility financing costs, net	529,767	723,231
Management fee receivable	237,370	215,914
Other assets	321,260	39,349

Total assets	$130,662,479	$192,841,668

LIABILITIES
Revolving credit facility	$58,994,673	$78,450,000
Payable for unsettled trades	—	11,329,150
Dividend payable	—	3,233,640
Management and incentive fees payable	2,880,667	943,061
Accounts payable and accrued expenses	700,537	713,422
Interest and credit facility fees payable	72,825	292,307
Due to manager	—	11,048

Total liabilities	$62,648,702	$94,972,628

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,943,738	116,218,966
Accumulated undistributed net investment income	6,122,492	455,576
Accumulated undistributed net realized gain/(loss) from investments and derivatives	(6,948,628)	1,299,858
Net unrealized depreciation on investments and derivatives	(48,104,654)	(20,106,189)

Total stockholders’ equity	68,013,777	97,869,040

Total liabilities and stockholders’ equity	$130,662,479	$192,841,668

NET ASSET VALUE PER SHARE	$8.20	$11.80

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