Form 10-Q
period 2009-05-31
GSC INVESTMENT CORP.
filed 2009-07-13
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The number of outstanding common shares of the registrant as of July 9, 2009 was 8,291,384.

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	May 31, 2009	February 28, 2009
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $137,234,017 and $137,020,449, respectively)	$101,983,348	$96,462,919
Control investments (cost of $29,233,097 and $29,905,194, respectively)	19,235,848	22,439,029
Affiliate investments (cost of $0 and $0, respectively)	4,043	10,527

Total investments at fair value (amortized cost of $166,467,114 and $166,925,643, respectively)	121,223,239	118,912,475
Cash and cash equivalents	8,544,000	6,356,225
Cash and cash equivalents, securitization accounts	2,028,951	1,178,201
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	75,200	39,513
Interest receivable, net of reserve	3,067,955	3,087,668
Deferred credit facility financing costs, net	483,447	529,767
Management fee receivable	237,306	237,370
Other assets	140,992	321,260

Total assets	$135,801,090	$130,662,479

LIABILITIES
Revolving credit facility	$57,755,257	$58,994,673
Management and incentive fees payable	3,750,594	2,880,667
Accounts payable and accrued expenses	690,646	700,537
Interest and credit facility fees payable	227,000	72,825

Total liabilities	$62,423,497	$62,648,702

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,943,738	116,943,738
Accumulated undistributed net investment income	8,686,481	6,122,492
Accumulated undistributed net realized loss from investments and derivatives	(6,953,780)	(6,948,628)
Net unrealized depreciation on investments and derivatives	(45,299,675)	(48,104,654)

Total stockholders’ equity	73,377,593	68,013,777

Total liabilities and stockholders’ equity	$135,801,090	$130,662,479

NET ASSET VALUE PER SHARE	$8.85	$8.20

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months ended	For the three months ended
	May 31, 2009	May 31, 2008
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$3,318,840	$4,459,124
Control investments	868,229	635,386

Total interest income	4,187,069	5,094,510
Interest from cash and cash equivalents	13,191	66,689
Management fee income	520,992	522,739
Other income	43,134	31,423

Total investment income	4,764,386	5,715,361

EXPENSES
Interest and credit facility financing expenses	642,893	833,198
Base management fees	547,744	748,499
Professional fees	339,780	345,459
Administrator expenses	171,861	248,398
Incentive management fees	322,183	340,107
Insurance	206,017	167,486
Directors fees and expenses	82,000	66,609
General & administrative	59,780	65,037
Other expense	—	3,208

Expenses before expense waiver and reimbursement	2,372,258	2,818,001

Expense reimbursement	(171,861)	(298,113)

Total expenses net of expense waiver and reimbursement	2,200,397	2,519,888

NET INVESTMENT INCOME	2,563,989	3,195,473

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(5,152)	(287,410)
Net unrealized appreciation/(depreciation) on investments	2,769,292	(84,817)
Net unrealized appreciation/(depreciation) on derivatives	35,687	(11,998)

Net gain/(loss) on investments	2,799,827	(384,225)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,363,816	$2,811,248

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.34

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
May 31, 2009
(unaudited)

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 139.0% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,834,130	9.3%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.03%, 8/18/2012	1,433,869	1,418,415	1,100,638	1.5%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 11.03%, 8/18/2013	1,862,420	1,829,306	603,610	0.8%

		Total Building Products	3,296,289	3,247,721	1,704,248	2.3%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	13,555	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	76,179	64,181	31,889	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 6.00%, 12/20/2014	92,962	78,320	38,914	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 6.00%, 12/20/2014	92,962	78,320	38,914	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 6.00%, 12/20/2014	92,962	78,320	38,914	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	50,830	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	96,845	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	168,858	0.2%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	168,858	0.2%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	168,858	0.2%

		Total Chemicals	1,950,392	1,643,203	816,435	1.1%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.65%, 1/26/2012	3,250,000	3,247,142	2,698,475	3.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.95%, 11/22/2012	3,122,943	2,908,557	2,266,007	3.1%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.17%, 5/22/2013	5,000,000	4,786,474	2,572,500	3.5%

		Total Consumer Products	11,372,943	10,942,173	7,536,982	10.3%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	308,618	308,618	251,678	0.3%

M/C Communications, LLC (d)	Education	First Lien Term Loan 12.71%, 12/31/2010	1,706,644	1,613,881	469,668	0.6%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.35%, 6/1/2014	2,000,000	1,782,420	1,615,200	2.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.25%, 1/20/2012	6,670,000	6,670,000	5,398,031	7.4%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.47%, 3/31/2014	25,274	23,218	17,861	0.0%

		Total Electronics	8,695,274	8,475,638	7,031,092	9.6%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.57%, 6/29/2013	5,960,000	5,852,128	4,328,152	5.9%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.57%, 7/31/2013	4,875,000	4,847,366	3,058,088	4.2%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	2,428,828	1,670,422	1,755,314	2.4%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,638,016	3,206,820	4.4%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,050,246	3,513,256	4.8%

		Total Healthcare Services	7,893,750	7,688,262	6,720,076	9.2%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	$7,322,501	$3,840,760	5.2%

Asurion Corporation (d)	Insurance	First Lien Term Loan 3.63%, 7/3/2014	2,000,000	1,715,424	1,800,400	2.5%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 8.50%, 6/30/2013	2,813,134	2,808,281	2,384,413	3.2%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,582,400	11.6%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,215,840	1.7%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.32%, 12/15/2014	5,000,000	4,776,655	4,680,000	6.4%

		Total Manufacturing	18,700,000	18,476,655	14,478,240	19.7%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,683	1,744,500	2.4%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,858,152	4,443,500	6.1%

Elyria Foundry Company, LLC	Metals	Warrants	—	—	90,000	0.1%

		Total Metals	7,500,000	7,352,835	6,278,000	8.6%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,639	2,948,640	2,265,440	3.1%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,189,326	6,189,172	795,328	1.1%

		Total Natural Resources	9,137,965	9,137,812	3,060,768	4.2%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 6.92%, 5/11/2015	3,000,000	2,820,669	2,111,400	2.9%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 13.25%, 10/5/2012	6,200,000	6,200,000	5,872,640	8.0%

		Total Oil and Gas	9,200,000	9,020,669	7,984,040	10.9%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,411,500	3.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,848,853	3,981,365	5.4%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,086,153	4,176,124	5.7%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,956	410,450	0.6%

		Total Packaging	12,937,250	12,934,962	10,979,439	15.0%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.97%, 12/31/2013	2,044,494	1,630,223	1,747,633	2.4%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.47%, 5/31/2014	1,965,000	1,562,506	1,031,625	1.4%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 8.61%, 3/31/2010	475,018	461,921	454,735	0.6%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 8.41%, 3/31/2010	$510,071	$496,022	$488,292	0.7%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,610	346,649	0.5%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,080,301	2,877,500	3.9%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.22%, 2/1/2013	4,885,189	3,769,784	2,914,991	4.0%

		Total Publishing	14,038,504	12,569,144	8,113,792	11.1%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 13.75%, 9/30/2013	1,000,000	894,099	810,000	1.1%

Sub Total Non-control/Non-affiliated investments				137,234,017	101,983,348	139.0%

Control investments — 26.2% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest		—	28,265	0.1%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 11.23%, 1/21/2020	30,000,000	29,233,097	19,207,583	26.2%

Sub Total Control investments				29,233,097	19,235,848	26.2%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership interest		—	4,043	0.0%

TOTAL INVESTMENT ASSETS — 165.2% (b)				$166,467,114	$121,223,239	165.2%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$51,717	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	23,483	0.0%

Sub Total Outstanding interest rate cap				$131,000	$75,200	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $73,377,593 as of May 31, 2009.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	11.23% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(6,484)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$868,229	$520,992	$—	$(2,460,938)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	(70,147)

GSC Investment Corp.
Consolidated Schedule of Investments
February 28, 2009

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 141.8% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,616,004	9.7%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 5.75%, 8/18/2012	1,437,555	1,420,872	975,956	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 9.75%, 8/18/2013	1,862,420	1,828,197	450,519	0.7%

		Total Building Products	3,299,975	3,249,069	1,426,475	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	6,152	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.47%, 12/20/2013	77,141	64,991	14,657	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	23,071	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	43,957	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

		Total Chemicals	1,951,354	1,644,013	370,758	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.70%, 1/26/2012	3,250,000	3,246,870	2,627,950	3.9%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.67%, 11/22/2012	3,122,943	2,895,723	2,089,561	3.1%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.75%, 5/22/2013	5,000,000	4,777,205	3,126,000	4.6%

		Total Consumer Products	11,372,943	10,919,798	7,843,511	11.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.57%, 7/31/2013	308,912	308,912	243,793	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 13.12%, 12/31/2010	1,697,164	1,590,350	674,283	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,771,457	1,503,200	2.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 6.45%, 1/20/2012	6,670,000	6,670,000	5,321,326	7.8%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.71%, 3/31/2014	46,332	42,367	24,621	0.0%

		Total Electronics	8,716,332	8,483,824	6,849,147	10.0%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.73%, 6/29/2013	5,960,000	5,846,833	3,592,092	5.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.70%, 7/31/2013	4,887,500	4,858,282	3,053,221	4.5%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 4.98%, 3/31/2012	2,478,660	1,671,647	1,706,557	2.5%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,623,605	2,428,580	3.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,047,419	3,581,213	5.3%

		Total Healthcare Services	7,893,750	7,671,024	6,009,793	8.9%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,294,643	3,489,640	5.1%

Asurion Corporation (d)	Insurance	First Lien Term Loan 3.76%, 7/3/2014	2,000,000	1,704,665	1,493,400	2.2%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.95%, 6/30/2013	2,820,779	2,815,612	2,133,637	3.1%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,652,000	12.7%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$1,700,000	$1,700,000	$1,225,700	1.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.48%, 12/15/2014	5,000,000	4,769,304	4,602,000	6.8%

		Total Manufacturing	18,700,000	18,469,304	14,479,700	21.3%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,342	1,850,500	2.7%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,853,894	3,753,000	5.5%

Elyria Foundry Company, LLC	Metals	Warrants	—	—	89,610	0.1%

		Total Metals	7,500,000	7,348,236	5,693,110	8.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,940,073	2,081,740	3.1%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,139,928	6,139,764	2,388,432	3.5%

		Total Natural Resources	9,088,568	9,079,837	4,470,172	6.6%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 7.24%, 5/11/2015	3,000,000	2,815,938	2,072,700	3.0%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,286,740	7.8%

		Total Oil and Gas	9,200,000	9,015,938	7,359,440	10.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,375,500	3.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,846,976	3,575,420	5.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,084,820	3,750,321	5.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,670	368,600	0.5%

		Total Packaging	12,937,250	12,931,466	10,069,841	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 4.21%, 12/31/2013	2,049,694	1,618,148	1,638,526	2.4%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.71%, 5/31/2014	1,970,000	1,553,133	807,700	1.2%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 3.01%, 6/24/2009	476,261	468,285	418,872	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 2.98%, 6/24/2009	511,811	503,239	450,137	0.7%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	288,774	0.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,082,100	2,503,000	3.7%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.35%, 2/1/2013	4,897,651	3,723,761	2,008,037	3.0%

		Total Publishing	14,058,949	12,528,908	6,476,520	9.6%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 8.63%, 9/30/2013	1,000,000	887,940	773,299	1.2%

Sub Total Non-control/Non-affiliated investments				137,020,449	96,462,919	141.8%

Control investments — 33.0% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest		—	98,412	0.1%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.15%, 1/21/2020	$30,000,000	$29,905,194	$22,340,617	32.9%

Sub Total Control investments				29,905,194	22,439,029	33.0%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership interest		—	10,527	0.0%

TOTAL INVESTMENT ASSETS — 174.8% (b)				$166,925,643	$118,912,475	174.8%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$27,682	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	11,831	0.0%

Sub Total Outstanding interest rate cap				$131,000	$39,513	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $68,013,777 as of February 28, 2009.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	12.15% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)

GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(5,706)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)

GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,393,818	$2,049,717	$—	$(6,479,722)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	(61,741)

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the three months	For the three months
	ended May 31, 2009	ended May 31, 2008
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$2,563,989	3,195,473
Net realized loss from investments	(5,152)	(287,410)
Net unrealized appreciation/(depreciation) on investments	2,769,292	(84,817)
Net unrealized appreciation/(depreciation) on derivatives	35,687	(11,998)

Net increase in net assets from operations	5,363,816	2,811,248

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	—	(3,233,640)

Net decrease in net assets from shareholder distributions	—	(3,233,640)

Total increase/(decrease) in net assets	5,363,816	(422,392)
Net assets at beginning of period	68,013,777	97,869,040

Net assets at end of period	$73,377,593	$97,446,648

Net asset value per common share	$8.85	$11.75
Common shares outstanding at end of period	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the three months	For the three months
	ended May 31, 2009	ended May 31, 2008
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$5,363,816	$2,811,248
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income	(193,771)	(300,430)
Net accretion of discount on investments	(274,406)	(292,704)
Amortization of deferred credit facility financing costs	71,320	44,447
Net realized loss from investments	5,152	287,410
Net unrealized (appreciation) depreciation on investments	(2,769,292)	84,817
Unrealized (appreciation) depreciation on derivatives	(35,687)	11,998
Proceeds from sale and redemption of investments	921,553	32,938,412
Purchase of investments	—	(16,254,292)
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	(850,750)	4,460,928
Interest receivable	19,713	(1,355,331)
Due from manager	—	896,336
Management fee receivable	64	(522,739)
Other assets	180,268	(50,159)
Receivable from unsettled trades	—	(493,125)
Payable for unsettled trades	—	(332,220)
Management and incentive fees payable	869,927	145,545
Accounts payable and accrued expenses	(9,891)	(127,004)
Interest and credit facility fees payable	154,175	(46,919)
Due to manager	—	18,188

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,452,191	21,924,406

Financing activities
Borrowings on debt	—	2,200,000
Paydowns on debt	(1,239,416)	(20,000,000)
Credit facility financing cost	(25,000)	—
Payments of cash dividends	—	(3,233,640)

NET CASH USED BY FINANCING ACTIVITIES	(1,264,416)	(21,033,640)

CHANGE IN CASH AND CASH EQUIVALENTS	2,187,775	890,766
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,356,225	1,072,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,544,000	$1,963,407

Supplemental Information:
Interest paid during the period	$417,398	$543,362

Supplemental non-cash information
Paid-in-kind interest income	$193,771	$300,430
Net accretion of discount on investments	$274,406	$292,704
Amortization of deferred credit facility financing costs	$71,320	$44,447
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
Investment Valuation
The fair value of the Company’s assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the consolidated balance sheets.
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

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed and such differences could be material. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we may ultimately realize upon the disposal of such investments.
We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FAS 133”) as amended. FAS 133 requires recognizing all derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. A reserve for accrued interest is generally made when a loan is placed on non-accrual status. However, the Company may also establish a reserve against accrued interest on currently performing loans if there is doubt regarding future collectability. For the three months ended May 31, 2009, the Company established a reserve against accrued interest of $0.3 million. The Company did not previously have such a reserve. Interest payments received on non-accrual loans may be recognized as principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.
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
The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In May 2007, the FASB issued Staff Position, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our consolidated financial statements.
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
New Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The objective of FAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the reporting of the Company’s derivatives.
In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” FSP No. 157-3 clarifies the application of FAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.
Note 3. Investments
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) as of March 1, 2008, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
The following table presents fair value measurements of investments as of May 31, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate investments	$—	$—	$101,983	$101,983
Control investments	—	—	19,236	19,236
Affiliate investments	—	—	4	4

Total investments at fair value	$—	$—	$121,223	$121,223
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2009 (dollars in thousands):

Level 3
Balance as of February 28, 2009	$118,912
Net unrealized gains	2,769
Purchases and other adjustments to cost	463
Sales and redemptions	(921)
Net transfers in and/or out	—

Balance as of May 31, 2009	$121,223
Purchases and other adjustments to cost include new investments at cost, effects of refinancing/restructuring, accretion income from discount on debt securities, and PIK.

Sales and redemptions represent net proceeds received and realized gains and losses from investments sold during the period.
Net transfers in and/or out represent existing investments that were either previously categorized as a higher level and the inputs to the model became unobservable or investments that were previously classified as the lowest significant input became observable during the period. These investments are recorded at their end of period fair values.
The composition of our investments as of May 31, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$24,979	$19,765	16.3%
Second lien term loans	57,644	40,815	33.7
Senior secured notes	35,831	28,637	23.6
Unsecured notes	18,780	12,676	10.5
Structured Finance Securities	29,233	19,208	15.8
Equity/limited partnership interest	—	122	0.1

Total	$166,467	$121,223	100.0%
The composition of our investments as of February 28, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$24,901	$17,117	14.4%
Second lien term loans	57,558	41,043	34.5
Senior secured notes	35,780	25,832	21.7
Unsecured notes	18,782	12,381	10.4
Structured Finance Securities	29,905	22,341	18.8
Equity/limited partnership interest	—	198	0.2

Total	$166,926	$118,912	100.0%
Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended May 31, 2009 and May 31, 2008, we accrued $0.5 and $0.5 million in management fees and $0.9 and $0.6 million in interest income, respectively. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
For the three months ended May 31, 2009 and May 31, 2008, we incurred $0.5 and $0.7 million in base management fees and $0.3 and $0.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2009 and May 31, 2008, we incurred no incentive management fees related to net realized capital gains. As of May 31, 2009, $1.1 million of base management fees and $2.6 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
As of May 31, 2009, the end of the first quarter of fiscal year 2010, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the first fiscal quarter of fiscal year 2009. Accordingly, the payment of the incentive fee for the quarter ended May 31, 2009 will be deferred. The total deferred incentive fee payable at May 31, 2009 is $2.6 million.
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
For the three months ended May 31, 2009 and May 31, 2008, we incurred $0.2 and $0.2 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three months ended May 31, 2009 and May 31, 2008, we have recorded $0.2 and $0.3 million in expense waiver and reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statements of operations.
On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods. The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve month period thereafter unless otherwise agreed by the Manager and the Company. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008.

Note 6. Borrowings
As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of May 31, 2009, there was $57.8 million outstanding under the Revolving Facility and the Company continues to be in compliance with all of the limitations and requirements of the Revolving Facility. As of February 28, 2009, there was $59.0 million outstanding under the Revolving Facility. For the three months ended May 31, 2009 and May 31, 2008, we recorded $0.6 and $0.8 million of interest expense and $71,320 and $44,447 of amortization of deferred financing costs related to the Revolving Facility, respectively, and the interest rates during the quarter on the outstanding borrowings ranged from 4.52% to 4.73%.
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
At May 31, 2009 and February 28, 2009, we had $57.8 million and $59.0 million in borrowings under the Revolving Facility, respectively. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $58.6 million at May 31, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the May 31, 2009 Borrowing Base relies upon the valuations set forth in the annual report for the year ended February 28, 2009. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.
Following the end of the three month period ended May 31, 2009, four portfolio investments were either downgraded or experienced adverse events that resulted in a net decrease of $18.2 million in our June 30, 2009 Borrowing Base. As a result, we had a Borrowing Base violation of $17.4 million at June 30, 2009, which exceeds our unrestricted cash and cash equivalents of $10.3 million at May 31, 2009. We are discussing with our lender a waiver and/or amendment of the Revolving Facility to remedy the Borrowing Base violation. There is no guarantee that we will be able to do so or that any such amendment or waiver will be on terms favorable to the Company. A Borrowing Base deficiency that is not cured within 30 days constitutes an event of default under our Revolving Facility. Among the remedies available to the lenders under our Revolving Facility for an event of default is acceleration of the outstanding indebtedness and liquidation of the pledged assets, which may result in realized losses.

Note 7. Interest Rate Cap Agreements
In April and May 2007, pursuant to the requirements of the Facilities, GSC Funding and GSC Funding II entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007 GSC Funding increased the notional under its agreement from $34.0 million to $40.0 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013 respectively. These interest rate caps are treated as free-standing derivatives under FAS 133 and are presented at their fair value on the consolidated balance sheet and changes in their fair value are included on the consolidated statement of operations.
The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of May 31, 2009, we did not receive any such payments as the LIBOR has not exceeded 8%. At May 31, 2009, the total notional outstanding for the interest rate caps was $66.4 million with an aggregate fair value of $0.08 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated balance sheet. For the three months ended May 31, 2009, the Company recorded $0.04 million of unrealized appreciation on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.
The table below summarizes our interest rate cap agreements as of May 31, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$52
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	23

	Net fair value				$75
The table below summarizes our interest rate cap agreements as of February 28, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$28
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12

	Net fair value				$40
Note 8. Directors Fees
The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the three months ended May 31, 2009 we accrued $0.1 million for directors fees expense. As of May 31, 2009, we had not issued any common stock to our directors as compensation for their services.
Note 9. Stockholders’ Equity
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
Note 10. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three months ended May 31, 2009, and May 31, 2008 (dollars in thousands except share and per share amounts):

Basic and diluted	May 31, 2009	May 31, 2008
Net increase in net assets from operations	$5,364	$2,811
Weighted average common shares outstanding	8,291,384	8,291,384
Earnings per common share-basic and diluted	$0.65	$0.34
Note 11. Dividend
The following table summarizes dividends declared during the three months ended May 31, 2009 and May 31, 2008 (dollars in thousands except per share amounts):

Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

n/a	n/a	n/a	$—	$—

Total dividends declared			$—	$—

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234

Total dividends declared			$0.39	$3,234

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.
Note 12. Financial Highlights
The following is a schedule of financial highlights for the three months ended May 31, 2009 and May 31, 2008:

	May 31, 2009	May 31, 2008
Per share data:
Net asset value at beginning of period	$8.20	$11.80

Net investment income (1)	0.31	0.39
Net realized losses on investments and derivatives	—	(0.04)
Net unrealized appreciation (depreciation) on investments and derivatives	0.34	(0.01)

Net increase in stockholders’ equity	0.65	0.34

Distributions declared from net investment income	—	(0.39)

Total distributions to stockholders	—	(0.39)

Net asset value at end of period	$8.85	$11.75

Net assets at end of period	$73,377,593	$97,446,648
Shares outstanding at end of period	8,291,384	8,291,384

	May 31, 2009	May 31, 2008
Per share market value at end of period	$2.90	$10.43
Total return based on market value (2)	45.73%	(1.99)%
Total return based on net asset value (3)	7.93%	2.88%

Ratio/Supplemental data:
Ratio of net investment income to average net assets (4)	11.97%	11.77%
Ratio of operating expenses to average net assets (4)	7.04%	6.68%
Ratio of incentive management fees to average net assets	1.61%	1.38%
Ratio of credit facility related expenses to average net assets	3.22%	3.38%
Ratio of total expenses to average net assets (4)	11.87%	11.45%

(1)	Net investment income excluding expense waiver and reimbursement equals $0.29 and $0.35 per share for the three months ended May 31, 2009 and May 31, 2008, respectively.

(2)	For the three months ended May 31, 2009, the total return based on market value equals the market value at May 31, 2009, of $2.90 per share less the price per share at February 28, 2009, of $1.99, divided by the February 28, 2009 price per share. For the three months ended May 31, 2008, the total return based on market value equals the decrease in market value at May 31, 2008, of $0.61 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, divided by the February 29, 2008 price per share. Total return based on market value is not annualized.

(3)	For the three months ended May 31, 2009, the total return based on net asset value equals the change in net asset value during the period, divided by the beginning net asset value during the period. For the three months ended May 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the three months ended May 31, 2009, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 12.83%, 6.18%, and 11.01%, respectively. For the three months ended May 31, 2008, incorporating the expense reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 12.98%, 5.47%, and 10.24%, respectively.
Note 13. Related Party Transaction
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. As of May 31, 2009, the fair value of the general partnership interest and limited partnership interest is $32,308.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 28, 2009, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of May 31, 2009, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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
In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser has been in discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, a material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Part II, Item 1A in this quarterly report.
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
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of May 31, 2009, our portfolio consisted of $121.2 million of investments in 35 portfolio companies and one CLO.
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
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of May 31, 2009, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constituted 14.1% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
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
     Over the past year, due to unfavorable conditions in the credit market and constraints imposed by our Revolving Facility (as defined below), we have had limited investment activity in both the primary and secondary markets. In May 2009, the Company announced that it retained the investment banking firm of Stifel, Nicolaus & Company to help identify and evaluate strategic and financing opportunities and consider alternatives. There is no assurance that the exploration and evaluation of strategic and financing alternatives will result in any transaction.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarterly periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ending August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $2.6 million as of May 31, 2009.
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
Portfolio and Investment Activity
Corporate Debt Portfolio Overview(1)

	At May 31, 2009		At February 28, 2009
	($ in millions)
Number of investments		42		42
Number of portfolio companies		35		35
Average investment size		$2.4		$2.3
Weighted average maturity	3.1	years	3.3	years
Number of industries		22		22
Average investment per portfolio company		$2.9		$2.8
Non-Performing or delinquent investments		$3.1		$0.4
Fixed rate debt (% of interest bearing portfolio)		$43.4 (42.6%)		$40.3 (41.8%)
Weighted average current coupon		11.7%		11.7%
Floating rate debt (% of interest bearing portfolio)		$58.6 (57.4%)		$56.2 (58.2%)
Weighted average current spread over LIBOR		6.4%		5.9%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.
     During the three months ended May 31, 2009, we made no investments in new or existing portfolio companies and had $0.3 million in aggregate amount of exits and repayments, resulting in net repayments of $0.3 million for the period.
     During the three months ended May 31, 2008, we made 9 investments in an aggregate amount of $13.8 million in new portfolio companies and 2 investments in an aggregate amount of $2.4 million in existing portfolio companies. Also during the three months ended May 31, 2008, we had $32.9 million in aggregate amount of exits and repayments, resulting in net repayments of $16.7 million for the period.
     Our portfolio composition at May 31, 2009 and February 28, 2009 was as follows:
Portfolio composition

	At May 31, 2009		At February 28, 2009
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	16.3%	7.7%	14.4%	6.8%
Second lien term loans	33.7	9.3	34.5	9.0
Senior secured notes	23.6	11.6	21.7	11.6
Unsecured notes	10.5	12.3	10.4	12.3
GSCIC CLO subordinated notes	15.8	11.2	18.8	12.2
Equity/limited partnership interests	0.1	N/A	0.2	N/A

Total	100.0%	10.3%	100.0%	10.2%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at May 31, 2009, was composed of $413.3 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009) and we do not consolidate the GSCIC CLO portfolio on our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at May 31, 2009, 92.3% of the GSCIC CLO portfolio investments were performing and over 75.9% of the GSCIC CLO portfolio investments had a CMR (as defined below) numerical debt score of less than 2.99 and a corporate letter rating of A or B.

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
     The CMR distribution of our investments at May 31, 2009 and February 28, 2009 were as follows:
Portfolio CMR distribution

	At May 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
1.00 – 1.99	$8,592	7.1%	$8,941	7.5%
2.00 – 2.99	36,857	30.4	33,831	28.5
3.00 – 3.99	49,684	41.0	49,076	41.2
4.00 – 4.99	6,850	5.6	4,614	3.9
5.00	—	—	—	—
N/A(1)	19,240	15.9	22,450	18.9

Total	$121,223	100.0%	$118,912	100.0%

	At May 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
A	$6,480	5.4%	$4,602	3.9%
B	26,735	22.0	36,818	30.9
C	49,499	40.8	42,700	35.9
D	18,922	15.6	11,668	9.8
E	347	0.3	674	0.6
F	—	—	—	—
N/A(1)	19,240	15.9	22,450	18.9

Total	$121,223	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

     The following table shows the portfolio composition by industry grouping at fair value at May 31, 2009 and February 28, 2009.
Portfolio composition by industry grouping at fair value

	At May 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$19,208	15.8%	$22,341	18.8%
Manufacturing	14,478	11.9	14,480	12.2
Packaging	10,980	9.1	10,070	8.5
Publishing	8,114	6.7	6,477	5.4
Oil and Gas	7,984	6.6	7,359	6.2
Consumer Products	7,537	6.2	7,843	6.6
Electronics	7,031	5.8	6,849	5.8
Apparel	6,834	5.6	6,616	5.5
Healthcare Services	6,720	5.5	6,010	5.0
Metals	6,278	5.2	5,693	4.8
Environmental	4,328	3.6	3,592	3.0
Homebuilding	3,841	3.2	3,490	2.9
Financial Services	3,090	2.6	3,162	2.7
Natural Resources	3,061	2.5	4,470	3.8
Logistics	2,384	2.0	2,134	1.8
Insurance	1,800	1.5	1,493	1.3
Food and Beverage	1,755	1.4	1,707	1.4
Printing	1,748	1.4	1,638	1.4
Building Products	1,704	1.4	1,426	1.2
Chemicals	816	0.7	371	0.3
Software	810	0.7	773	0.6
Education	470	0.4	674	0.6
Consumer Services	252	0.2	244	0.2

Total	$121,223	100.0%	$118,912	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at May 31, 2009 and February 28, 2009. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At May 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Midwest	$32,972	27.2%	$31,716	26.7%
Southeast	25,236	20.8	23,094	19.4
Other(1)	19,240	15.9	22,449	18.9
West	16,951	14.0	16,137	13.6
Northeast	14,385	11.8	12,578	10.6
International	11,629	9.6	12,165	10.2
Mid-Atlantic	810	0.7	773	0.6

Total	$121,223	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

Results of Operations
     Investment Income
     Total investment income was $4.8 million for the three months ended May 31, 2009 versus $5.7 million for the three months ended May 31, 2008, a decrease of $0.9 million, or 16.6%. The composition of our investment income in each period was as follows:
Investment Income

	Three months ended
	May 31, 2009	May 31, 2008
	($ in thousands)
Interest from investments	$4,187	$5,094
Management of GSCIC CLO	521	523
Interest from cash and cash equivalents and other income	56	98

Total	$4,764	$5,715

     The decrease is predominantly attributable to the decrease in investment income earned during the three months ended May 31, 2009 versus the three months ended May 31, 2008. This decrease is mainly attributable to a decrease in the LIBOR rate earned on the floating rate investments, a small decrease in the total portfolio size, and an increase in the allowance for impaired loans and bonds.
     For the three months ended May 31, 2009, total PIK income was $0.2 million. For the three months ended May 31, 2008, total PIK income was $0.3 million.
     Operating Expenses
     Total operating expenses before manager expense waiver and reimbursement were $2.4 million for the three months ended May 31, 2009 versus $2.8 million for the three months ended May 31, 2008, a decrease of $0.4 million, or 15.8%. The composition of our operating expenses in each period was as follows:
Operating Expenses

	Three months ended
	May 31, 2009	May 31, 2008
	($ in thousands)
Interest and credit facility expense	$643	$833
Base management fees	548	749
Professional fees	340	345
Incentive management fees	322	340
Insurance expenses	206	168
Administrator expenses	172	248
Directors fees and expenses	82	67
General and administrative expenses	59	65
Other	—	3

Total	$2,372	$2,818

     The decrease in operating expenses between the two periods was primarily attributable to the decrease in interest and credit facility expense due to decreased borrowing under the Revolving Facility (please see “—Financial Condition, Liquidity and Capital Resources” below for more information) and the decrease in base management fees resulting from the decrease in the average value of our total net assets. Beginning in March 2009, the interest margin on our credit facility increased from 0.70% to 4.00%. The effect of this increase during the three months ended May 31, 2009 was mitigated by a decrease in the commercial paper rate from the three months ended May 31, 2008. Please see “—Financial Condition, Liquidity and Capital Resources” below for more information.
     For the three months ended May 31, 2009, we recorded $0.2 million in expense waiver and reimbursement from the administrator and Manager versus $0.3 million for the three months ended May 31, 2008. The decline was due to the termination of the expense reimbursement agreement as of March 23, 2008, pursuant to which GSC Group had reimbursed the Company for operating expenses (other than investment advisory and management fees and interest and credit facility expenses) in excess of 1.55% of net assets. attributable to common stock.

     Net Realized Gains/Losses from Investments
     For the three months ended May 31, 2009, the Company had $5,152 of net realized losses versus $0.3 million of net realized losses for the three months ended May 31, 2008. The most significant gains and losses for each period were the following:
Three months ended May 31, 2009

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
	($ in thousands)
IPC Systems, Inc.	First Lien Term Loan	$14	$19	$(5)
Three months ended May 31, 2008

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
	($ in thousands)
SILLC Holdings	Second Lien Term Loan	$23,049	$22,878	$171
Claire’s Stores, Inc.	First Lien Term Loan	2,105	2,585	(480)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)
     Net Unrealized Appreciation/Depreciation on Investments
     For the three months ended May 31, 2009, the Company’s investments had net unrealized appreciation of $2.8 million versus net unrealized depreciation of $0.1 million for the three months ended May 31, 2008. The most significant unrealized appreciation and depreciation for each period were the following:
Three months ended May 31, 2009

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,435	$8,568	$(1,867)	$870
Penton Media, Inc.	First Lien Term Loan	3,770	2,915	(855)	861
IDI Acquisition Corp.	Senior Secured Notes	3,638	3,207	(431)	764
USS Mergerco, Inc.	Second Lien Term Loan	5,852	4,328	(1,524)	731
Elyria Foundry Co.	Senior Secured Notes	4,858	4,444	(414)	686
GSCIC CLO	Other/Structured Finance Securities	29,233	19,208	(10,025)	(2,461)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,189	795	(5,394)	(1,643)
Targus Group Intl.	Second Lien Term Loan	4,786	2,573	(2,213)	(563)

Three months ended May 31, 2008

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
($ in thousands)
SILLC Holdings	Second Lien Term Loan	$—	$—	$—	$2,582
EuroFresh Inc.	Unsecured Notes	6,895	4,585	(2,310)	731
Claire’s Stores, Inc.	First Lien Term Loan	—	—	—	401
McMillin Companies	Senior Secured Notes	7,220	6,199	(1,021)	261
Terphane Holdings Corp.	Senior Secured Notes	10,447	7,410	(3,037)	(2,162)
M/C Communications	First Lien Term Loan	1,565	944	(621)	(595)
Network Communications	Unsecured Notes	5,094	3,825	(1,269)	(574)
     The $2.5 million net unrealized depreciation in our investment in the GSCIC subordinated notes was due to ratings downgrades in the portfolio during the three months ended May 31, 2009, which causes distributions to the equity to be deferred until later in the life of the investment. The reasons for changes in the fair value of other portfolio investments must be considered on a case-by-case basis. However, two factors that we believe have had a significant impact on our portfolio overall are the market wide decrease in interest yield as a result of risk re-pricing and the cessation of forced liquidations of loan portfolios. For example, the average yield on the Credit Suisse High Yield Index decreased from 17.85% to 13.10% from February 28, 2009 to May 31, 2009 and the average bid price on the S&P Flow Name Index increased from 72.72% to 83.28% from February 26, 2009 to May 28, 2009. While we continue to believe that positive and negative market-wide movements are not necessarily indicative of any changes in the condition or prospects of our portfolio investments, our valuation process requires us to take account of such conditions in determining the fair value of our portfolio.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the three months ended May 31, 2009, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized appreciation of $35,687 versus an unrealized depreciation of $11,998 for the three months ended May 31, 2008.
     Changes in Net Asset Value from Operations
     For the three months ended May 31, 2009, we recorded a net increase in net assets resulting from operations of $5.4 million versus a net increase in net assets resulting from operations of $2.8 million for the three months ended May 31, 2008. The difference is attributable to the increase in net unrealized appreciation, the decline in operating expenses, and the decrease in net unrealized losses between the two periods, which outweighed the decline in net investment income between the two periods. Based on 8,291,384 weighted average common shares outstanding as of May 31, 2009 and May 31, 2008, our per share net increase in net assets resulting from operations was $0.65 for the three months ended May 31, 2009 versus a per share net increase of $0.34 for the three months ended May 31, 2008.
Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million.
     On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”). In response to the market wide decline in financial asset prices, which has negatively affect the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. In March 2009, we amended the Revolving Credit Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, we increased our Borrowing Base (as defined below). If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends. Please see Part I, Item 1A “Risk Factors—Risks Related to Our Business—We need to find alternative sources of leverage and/or access the equity markets to maintain and grow our business” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for more information.
     At May 31, 2009, we had $57.8 million in borrowings under the Revolving Facility versus $59.0 million in borrowings at February 28, 2009. Interest is payable on funds drawn under the Revolving Facility at the prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, the prevailing LIBOR rates, plus, until March 2009, 0.70%, from March 2009 to March 2010, 4.00% and from March 2010 until maturity, 5.00%, payable monthly (6.00% if the commercial paper market is unavailable).
     A significant percentage of our total investments have been pledged to secure our obligations under the Revolving Facility.
     The actual amount that may be outstanding on the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $58.6 million at May 31, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
     A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings)

or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within 30 days, an event of default under the Revolving Facility will occur. Among the remedies available to our lenders after an event of default is acceleration and liquidation of the pledged portfolio, which may substantially impair the returns to our investors. Please see Part II, Item 1A. “Risk Factors- An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in this quarterly report for more information.
     Following the end of the three month period ended May 31, 2009, several portfolio investments were either downgraded or experienced adverse events that resulted in a net decrease of $18.2 million in our June 30 Borrowing Base. As a result, we had a Borrowing Base violation of $17.4 million at June 30, 2009, which exceeds our unrestricted cash and cash equivalents of $10.3 million at May 31, 2009. We are discussing with our lender a waiver of the Borrowing Base violation. There is no guarantee that we will be able to do so or that any such amendment or waiver will be on terms favorable to the Company.
     Due to adverse portfolio events in GSCIC CLO, on the quarterly payment date occurring in July, some or all of the subordinated management fee will be deferred and funds that would otherwise have been used to pay the subordinated management fee and /or distributed to equity investors will instead be used to repay outstanding indebtedness. Neither the portfolio events nor the repayment of outstanding indebtedness constitute a default on the GSCIC CLO debt. Subordinated management fees will continue to accrue and will be payable in full (subject to available funds) when the adverse portfolio conditions are cured. Changes in the value of, or distributions on, the GSCIC CLO do not affect the Borrowing Base.
     In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser has been in discussions with its secured lenders regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, a material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.
     Our asset coverage ratio, as defined in the 1940 Act, was 227% at May 31, 2009 versus 215% at February 28, 2009.
     At May 31, 2009 and February 28, 2009, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At May 31, 2009		At February 28, 2009
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	($ in thousands)
Cash and cash equivalents	$8,544	6.5%	$6,356	5.0%
Cash and cash equivalents, securitization accounts	2,029	1.5	1,178	0.9
First lien term loans	19,765	15.0	17,118	13.5
Second lien term loans	40,815	31.0	41,043	32.5
Senior secured notes	28,638	21.7	25,832	20.4
Unsecured notes	12,676	9.6	12,381	9.8
Other/structured finance securities	19,208	14.6	22,341	17.7
Equity/limited partnership interests	121	0.1	198	0.2

Total	$131,796	100.0%	$126,447	100.0%

     In order to better manage the Company’s capital in light of continuing volatility in the credit markets, the Board determined that, beginning with the fourth quarter of fiscal year 2009, it would determine the amount and timing of dividends, if any, upon review of the financial results of the quarter. Accordingly, the Board determined not to pay a dividend in respect of the fourth quarter of fiscal year 2009 at its regularly scheduled May 2009 meeting. The Board will consider payment of a dividend in connection with the first quarter of fiscal year 2010 at its regularly scheduled July meeting. The timing and amount of dividends remains within the Board’s discretion. Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.

Off-Balance Sheet Arrangements
     At May 31, 2009 and February 28, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. At May 31, 2009, we had $57.8 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 4.00% (6.00% if the commercial paper market is unavailable).
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At May 31, 2009, the aggregate interest rate cap agreement notional amount was $66.4 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments at May 31, 2009 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.
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
     The table below describes the primary considerations made by our Board of Directors in determining the fair value of our investments at May 31, 2009:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Market yield trend analysis and enterprise valuation	$50,469	41.6%
Third party independent valuation firm	41,857	34.5
Discounted cash flow model	19,208	15.8
Readily available market maker, broker quotes	9,657	8.0
Other	32	0.1

Total fair valued investments	$121,223	100.0%

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
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. In addition, please consider the following:
     An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets.
     A Borrowing Base deficiency that is not cured within 30 days constitutes an event of default under our Revolving Facility. Among the remedies available to the lenders under our Revolving Facility for an event of default is acceleration of the outstanding indebtedness and liquidation of the pledged assets. Given the unfavorable conditions in the credit markets, the pledged assets may be liquidated for less than their fair value. If the pledged assets are sold for less than fair value, the Company will incur realized losses that will negatively affect net asset value and may negatively affect the price of our common stock. As a result, shareholders may realize less than the current net asset value of the common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sales of unregistered securities
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act.
     Issuer purchases of equity securities
     We did not purchase any shares of our equity securities during the period covered by this report.
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

GSC Investment CORP.

Date: July 13, 2009	By	/s/ Seth M. Katzenstein

Seth M. Katzenstein Director, Chief Executive Officer and President, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.

Richard T. Allorto, Jr. Chief Financial Officer, GSC Investment Corp.