Form 10-Q
period 2009-08-31
GSC INVESTMENT CORP.
filed 2009-10-15
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
     The number of outstanding common shares of the registrant as of August 10, 2009 was 8,291,384.

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	August 31, 2009	February 28, 2009
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $132,206,257 and $137,020,449, respectively)	$86,689,407	$96,462,919
Control investments (cost of $29,233,097 and $29,905,194, respectively)	13,348,381	22,439,029
Affiliate investments (cost of $0 and $0, respectively)	318	10,527

Total investments at fair value (amortized cost of $161,439,354 and $166,925,643, respectively)	100,038,106	118,912,475
Cash and cash equivalents	6,643,998	6,356,225
Cash and cash equivalents, securitization accounts	434,918	1,178,201
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	89,347	39,513
Interest receivable, net of reserve	2,514,815	3,087,668
Deferred credit facility financing costs, net	—	529,767
Management fee receivable	650,062	237,370
Other assets	596,870	321,260

Total assets	$110,968,116	$130,662,479

LIABILITIES
Revolving credit facility	$49,580,451	$58,994,673
Management and incentive fees payable	3,135,958	2,880,667
Accounts payable and accrued expenses	547,739	700,537
Interest and credit facility fees payable	408,695	72,825
Due to manager	5,942	—

Total liabilities	$53,678,785	$62,648,702

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share, 100,000,000 common shares
authorized, 8,291,384 and 8,291,384 common shares issued and outstanding, respectively	829	829
Capital in excess of par value	116,943,738	116,943,738
Accumulated undistributed net investment income	9,766,239	6,122,492
Accumulated undistributed net realized loss from investments and derivatives	(7,978,576)	(6,948,628)
Net unrealized depreciation on investments and derivatives	(61,442,899)	(48,104,654)

Total stockholders’ equity	57,289,331	68,013,777

Total liabilities and stockholders’ equity	$110,968,116	$130,662,479

NET ASSET VALUE PER SHARE	$6.91	$8.20

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statement of Operations

	For the three months ended		For the six months ended
	August 31		August 31
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-Control/Non-Affiliate investments	$2,654,665	$4,144,437	$5,973,505	$8,603,561
Control investments	449,485	1,111,003	1,317,714	1,746,389

Total interest income	3,104,150	5,255,440	7,291,219	10,349,950
Interest from cash and cash equivalents	6,991	36,008	20,182	102,697
Management fee income	516,939	489,148	1,037,931	1,011,887
Other income	57,278	54,279	100,412	82,494

Total investment income	3,685,358	5,834,875	8,449,744	11,547,028

EXPENSES
Interest and credit facility financing expenses	1,405,548	623,611	2,048,441	1,456,809
Base management fees	505,314	705,532	1,053,058	1,454,031
Professional fees	341,998	315,130	681,778	660,589
Administrator expenses	171,861	260,946	343,722	509,344
Incentive management fees	—	407,027	322,183	747,134
Insurance	223,459	177,162	429,476	344,648
Directors fees and expenses	63,136	73,276	145,136	139,885
General & administrative	66,145	77,904	125,925	142,941

Expenses before manager expense waiver and reimbursement	2,777,461	2,640,588	5,149,719	5,455,381

Expense reimbursement	(171,861)	(260,946)	(343,722)	(559,059)

Total expenses net of expense waiver and reimbursement	2,605,600	2,379,642	4,805,997	4,896,322

NET INVESTMENT INCOME	1,079,758	3,455,233	3,643,747	6,650,706

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	(1,024,796)	173,681	(1,029,948)	(129,819)
Net realized gain from derivatives	—	14,364	—	30,454
Net unrealized depreciation on investments	(16,157,371)	(6,194,371)	(13,388,079)	(6,279,188)
Net unrealized appreciation (depreciation) on derivatives	14,147	(16,328)	49,834	(28,326)

Net loss on investments	(17,168,020)	(6,022,654)	(14,368,193)	(6,406,879)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(16,088,262)	$(2,567,421)	$(10,724,446)	$243,827

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.94)	$(0.31)	$(1.29)	$0.03

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	8,291,384	8,291,384	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
August 31, 2009
(unaudited)

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 151.3% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 11.00%, 6/1/2011	$7,082,000	$7,082,000	$6,157,091	10.7%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 6.06%, 8/18/2012	1,430,183	1,415,955	1,029,017	1.8%

Legacy Cabinets, Inc. (d, i)	Building Products	Second Lien Term Loan 10.06%, 8/18/2013	1,862,420	1,830,455	603,983	1.1%

		Total Building Products	3,292,603	3,246,410	1,633,000	2.9%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 3.77%, 12/20/2013	32,381	27,281	15,624	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 3.77%, 12/20/2013	75,218	63,371	36,293	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 4.02%, 12/20/2014	92,962	78,320	44,854	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 4.02%, 12/20/2014	92,962	78,320	44,854	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 4.02%, 12/20/2014	92,962	78,320	44,854	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 3.77%, 12/20/2013	121,428	102,303	58,589	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 3.77%, 12/20/2013	231,354	194,916	111,628	0.2%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	194,635	0.3%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	194,635	0.3%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	194,635	0.3%

		Total Chemicals	1,949,431	1,642,393	940,601	1.6%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.72%, 1/26/2012	3,250,000	3,247,413	2,834,000	5.0%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 5.75%, 11/22/2012	3,122,942	2,921,837	2,353,449	4.1%

Targus Group International, Inc. (d, i)	Consumer Products	Second Lien Term Loan 10.75%, 5/22/2013	5,000,000	4,796,109	2,060,000	3.6%

		Total Consumer Products	11,372,942	10,965,359	7,247,449	12.7%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	308,324	308,324	273,298	0.5%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	822,857	822,857	510,583	0.9%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	—	30,241	59,878	0.1%

		Total Education	822,857	853,098	570,461	1.0%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.28%, 6/1/2014	$2,000,000	$1,793,382	$1,620,000	2.8%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	6,773,662	6,773,662	4,375,785	7.6%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 2.72%, 3/31/2014	4,000	3,692	3,220	0.1%

		Total Electronics	8,777,662	8,570,736	5,999,005	10.5%

USS Mergerco, Inc. (d, i)	Environmental	Second Lien Term Loan 4.85%, 6/29/2013	5,960,000	5,857,562	3,047,348	5.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.51%, 7/31/2013	4,862,500	4,836,460	2,706,954	4.7%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	2,039,615	1,459,386	1,608,848	2.8%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,650,683	3,465,980	6.0%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,053,072	3,482,553	6.1%

		Total Healthcare Services	7,893,750	7,703,755	6,948,533	12.1%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	7,700,000	7,293,704	4,260,410	7.4%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	2,785,561	2,781,059	1,753,232	3.1%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	4,472,400	7.8%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	633,590	1.1%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	5,000,000	4,784,206	4,352,500	7.6%

		Total Manufacturing	18,700,000	18,484,206	9,458,490	16.5%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,868,140	4,241,500	7.4%

Elyria Foundry Company, LLC (i)	Metals	Warrants	—	—	130,260	0.2%

		Total Metals	5,000,000	4,868,140	4,371,760	7.6%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	2,948,639	2,948,640	2,294,926	4.0%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 10.25%, 9/20/2013	6,345,253	6,344,794	408,000	0.7%

		Total Natural Resources	9,293,892	9,293,434	2,702,926	4.7%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 6.46%, 5/11/2015	$3,000,000	$2,825,573	$2,127,300	3.7%

Energy Alloys, LLC (d, i)	Oil and Gas	Second Lien Term Loan 13.25%, 10/5/2012	6,200,000	6,200,000	3,095,660	5.4%

		Total Oil and Gas	9,200,000	9,025,573	5,222,960	9.1%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,454,000	4.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	4,850,000	4,850,000	4,194,765	7.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	5,087,250	5,087,250	4,399,962	7.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	500,000	500,000	432,450	0.8%

		Total Packaging	12,937,250	12,937,250	11,481,177	20.0%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.35%, 12/31/2013	2,039,293	1,642,949	1,734,419	3.0%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 2.85%, 5/31/2014	1,960,000	1,573,444	1,094,268	1.9%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 10.75%, 3/31/2010	387,594	380,491	325,579	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 10.75%, 3/31/2010	415,844	408,231	349,309	0.6%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,829	225,244	0.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,075,041	2,548,500	4.4%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.73%, 2/1/2013	4,872,727	3,818,165	3,118,545	5.5%

		Total Publishing	13,839,391	12,454,201	7,661,445	13.4%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 13.75%, 9/30/2013	1,000,000	900,258	910,000	1.7%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Sub Total Non-control/Non-affiliated investments				$132,206,257	$86,689,407	151.3%

Control investments — 23.2% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 0.09%, 1/21/2020	30,000,000	29,233,097	13,348,381	23.2%

Sub Total Control investments				29,233,097	13,348,381	23.2%

Affiliate investments — 0.1% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership Interest	—	—	318	0.1%

Sub Total Affiliate investments				—	318	0.1%

TOTAL INVESTMENT ASSETS — 174.6% (b)				$161,439,354	$100,038,106	174.6%

						% of
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Stockholders’ Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$60,937	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	28,410	0.1%

Sub Total Outstanding interest rate cap				$131,000	$89,347	0.2%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $57,289,331 as of August 31, 2009.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	0.09% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(10,209)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

(i)	Non-income producing at August 31, 2009.

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,317,714	$1,037,931	$—	$(8,320,140)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(98,412)

GSC Investment Corp.
Consolidated Schedule of Investments
February 28, 2009

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Non-control/Non-affiliated investments—141.8% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,616,004	9.7%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 5.75%, 8/18/2012	1,437,555	1,420,872	975,956	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 9.75%, 8/18/2013	1,862,420	1,828,197	450,519	0.7%

		Total Building Products	3,299,975	3,249,069	1,426,475	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	6,152	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.47%, 12/20/2013	77,141	64,991	14,657	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	23,071	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	43,957	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

		Total Chemicals	1,951,354	1,644,013	370,758	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.70%, 1/26/2012	3,250,000	3,246,870	2,627,950	3.9%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.67%, 11/22/2012	3,122,943	2,895,723	2,089,561	3.1%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.75%, 5/22/2013	5,000,000	4,777,205	3,126,000	4.6%

		Total Consumer Products	11,372,943	10,919,798	7,843,511	11.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.57%, 7/31/2013	308,912	308,912	243,793	0.4%

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
M/C Communications, LLC (d)	Education	First Lien Term Loan 13.12%, 12/31/2010	$1,697,164	$1,590,350	$674,283	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,771,457	1,503,200	2.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 6.45%, 1/20/2012	6,670,000	6,670,000	5,321,326	7.8%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.71%, 3/31/2014	46,332	42,367	24,621	0.0%

		Total Electronics	8,716,332	8,483,824	6,849,147	10.0%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.73%, 6/29/2013	5,960,000	5,846,833	3,592,092	5.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.70%, 7/31/2013	4,887,500	4,858,282	3,053,221	4.5%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 4.98%, 3/31/2012	2,478,660	1,671,647	1,706,557	2.5%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,623,605	2,428,580	3.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,047,419	3,581,213	5.3%

		Total Healthcare Services	7,893,750	7,671,024	6,009,793	8.9%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,294,643	3,489,640	5.1%

Asurion Corporation (d)	Insurance	First Lien Term Loan 3.76%, 7/3/2014	2,000,000	1,704,665	1,493,400	2.2%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.95%, 6/30/2013	2,820,779	2,815,612	2,133,637	3.1%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,652,000	12.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,225,700	1.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.48%, 12/15/2014	5,000,000	4,769,304	4,602,000	6.8%

		Total Manufacturing	18,700,000	18,469,304	14,479,700	21.3%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,342	1,850,500	2.7%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,853,894	3,753,000	5.5%

Elyria Foundry Company, LLC	Metals	Warrants	—	—	89,610	0.1%

		Total Metals	7,500,000	7,348,236	5,693,110	8.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,940,073	2,081,740	3.1%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,139,928	6,139,764	2,388,432	3.5%

		Total Natural Resources	9,088,568	9,079,837	4,470,172	6.6%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 7.24%, 5/11/2015	3,000,000	2,815,938	2,072,700	3.0%

		Investment Interest				% of Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	$6,200,000	$6,200,000	$5,286,740	7.8%

		Total Oil and Gas	9,200,000	9,015,938	7,359,440	10.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,375,500	3.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,846,976	3,575,420	5.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,084,820	3,750,321	5.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,670	368,600	0.5%

		Total Packaging	12,937,250	12,931,466	10,069,841	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 4.21%, 12/31/2013	2,049,694	1,618,148	1,638,526	2.4%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.71%, 5/31/2014	1,970,000	1,553,133	807,700	1.2%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 3.01%, 6/24/2009	476,261	468,285	418,872	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 2.98%, 6/24/2009	511,811	503,239	450,137	0.7%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	288,774	0.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,082,100	2,503,000	3.7%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.35%, 2/1/2013	4,897,651	3,723,761	2,008,037	3.0%

		Total Publishing	14,058,949	12,528,908	6,476,520	9.6%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 8.63%, 9/30/2013	1,000,000	887,940	773,299	1.2%

						% of
		Investment Interest				Stockholders’
Company (a, c)	Industry	Rate/Maturity	Principal	Cost	Fair Value	Equity
Sub Total Non-control/Non-affiliated investments				$137,020,449	$96,462,919	141.8%

Control investments — 33.0% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest	—	—	98,412	0.1%

GSC Investment Corp. CLO 2007 LTD.(f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.15%, 1/21/2020	30,000,000	29,905,194	22,340,617	32.9%

Sub Total Control investments				29,905,194	22,439,029	33.0%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership Interest	—	—	10,527	0.0%

Sub Total Affiliate investments				—	10,527	0.0%

TOTAL INVESTMENT ASSETS — 174.8% (b)				$166,925,643	$118,912,475	174.8%

						% of Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$27,682	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	11,831	0.0%

Sub Total Outstanding interest rate cap				$131,000	$39,513	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $68,013,777 as of February 28, 2009.

(c)	Fair valued investment (see Note 2 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	12.15% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(5,706)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,393,818	$2,049,717	$—	$(6,479,722)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(61,741)

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the six months	For the six months
	ended August 31, 2009	ended August 31, 2008
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$3,643,747	$6,650,706
Net realized loss from investments	(1,029,948)	(129,819)
Net realized gain from derivatives	—	30,454
Net unrealized depreciation on investments	(13,388,079)	(6,279,188)
Net unrealized appreciation/(depreciation) on derivatives	49,834	(28,326)

Net increase (decrease) in net assets from operations	(10,724,446)	243,827

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	—	(6,467,280)

Net decrease in net assets from shareholder distributions	—	(6,467,280)

Total decrease in net assets	(10,724,446)	(6,223,453)
Net assets at beginning of period	68,013,777	97,869,040

Net assets at end of period	$57,289,331	$91,645,587

Net asset value per common share	$6.91	$11.05
Common shares outstanding at end of period	8,291,384	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the six months	For the six months
	ended August 31, 2009	ended August 31, 2008
	(unaudited)	(unaudited)
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(10,724,446)	$243,827
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(493,984)	(457,904)
Net accretion of discount on investments	(544,036)	(598,369)
Amortization of deferred credit facility financing costs	633,349	88,894
Net realized loss from investments	1,029,948	129,819
Net unrealized depreciation on investments	13,388,079	6,279,188
Unrealized (appreciation) depreciation on derivatives	(49,834)	28,326
Proceeds from sale and redemption of investments	5,494,362	38,930,458
Purchase of investments	—	(25,219,996)
(Increase) decrease in operating assets and liabilities:
Cash and cash equivalents, securitization accounts	743,283	8,316,587
Interest receivable	572,853	(530,026)
Due from manager	—	940,903
Management fee receivable	(412,692)	(13,822)
Other assets	(275,610)	(95,701)
Payable for unsettled trades	—	(6,661,412)
Management and incentive fees payable	255,291	1,065,814
Accounts payable and accrued expenses	(152,798)	108,204
Interest and credit facility fees payable	335,870	(94,097)
Due to manager	5,942	(7,066)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,805,577	22,453,627

Financing activities
Borrowings on debt	—	7,800,000
Paydowns on debt	(9,414,222)	(20,000,000)
Credit facility financing cost	(103,582)	—
Payments of cash dividends	—	(6,467,280)

NET CASH USED BY FINANCING ACTIVITIES	(9,517,804)	(18,667,280)

NET INCREASE IN CASH AND CASH EQUIVALENTS	287,773	3,786,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,356,225	1,072,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,643,998	$4,858,988

Supplemental Information:
Interest paid during the period	$1,079,222	$1,462,013

Supplemental non-cash information
Paid-in-kind interest income	$493,984	$457,904
Net accretion of discount on investments	$544,036	$598,369
Amortization of deferred credit facility financing costs	$633,349	$88,894
See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
GSC Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code. We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds.
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
Investment Valuation
The fair value of the Company’s assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments”, approximates the carrying amounts presented in the consolidated balance sheets.
Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events or conditions affecting the value of these investments. We value investments for which market quotations are not readily available as stated above at fair value as determined in good faith by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.
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
Because these valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed and such differences could be material.

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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. A reserve for accrued interest is generally made when a loan is placed on non-accrual status. However, the Company may also establish a reserve against accrued interest on currently performing loans if there is doubt regarding future collectability. For the six months ended August 31, 2009, the Company established a reserve against accrued interest of $1.3 million. Interest payments received on non-accrual loans may be recognized as principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.
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
Deferred Credit Facility Financing Costs
Financing costs incurred in connection with each respective credit facility have been deferred and are being amortized using the straight line method over the life of each respective facility. For the three months ended August 31, 2009, the Company wrote off the remaining deferred credit facility financing costs of $0.5 million related to the Company’s revolving credit facility.
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
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, or (“SFAS 165”, which addresses accounting and disclosure requirements related to subsequent events. SFAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the Company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS 165 did not have a material effect on our financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 168.
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
Based on the observability of the inputs used in the valuation techniques the Company is required to provide the fair value information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:
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
The following table presents fair value measurements of investments as of August 31, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate	$—	$—	$86,689	$86,689
Control investments	—	—	13,348	13,348
Affiliate investments	—	—	1	1

Total investments at fair value	$—	$—	$100,038	$100,038
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2009 (dollars in thousands):

Level 3
Balance as of February 28, 2009	$118,912
Net unrealized losses	(13,388)
Purchases and other adjustments to cost	8
Sales and redemptions	(5,494)
Net transfers in and/or out	—

Balance as of August 31, 2009	$100,038
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
The composition of our investments as of August 31, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$22,127	$17,389	17.4%
Second lien term loans	57,942	34,303	34.3
Senior secured notes	33,332	27,152	27.1
Unsecured notes	18,775	7,655	7.7
Structured finance securities	29,233	13,349	13.3
Equity/limited partnership interest	30	190	0.2

Total	$161,439	$100,038	100.0%
The composition of our investments as of February 28, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$24,901	$17,117	14.4%
Second lien term loans	57,558	41,043	34.5
Senior secured notes	35,780	25,832	21.7
Unsecured notes	18,782	12,381	10.4
Structured finance securities	29,905	22,341	18.8
Equity/limited partnership interest	—	198	0.2

Total	$166,926	$118,912	100.0%
Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three and six months ended August 31, 2009, we accrued $0.5 and $1.0 million in management fees and $0.4 and $1.3 million in interest income, respectively. For the three and six months ended August 31, 2008, we accrued $0.5 and $1.0 million in management fees and $1.1 and $1.7 million in interest income, respectively. We did not earn any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
For the three and six months ended August 31, 2009 we incurred $0.5 and $1.1 million in base management fees, respectively. For the three months ended August 31, 2009, we incurred no incentive management fees related to pre-incentive fee net investment income. For the six months ended August 31, 2009 we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income. For the three and six months ended August 31, 2009 we incurred no incentive management fees related to net realized capital gains. As of August 31, 2009, $0.5 million of base management fees and $2.6 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
For the three and six months ended August 31, 2008, we incurred $0.7 and $1.5 million in base management fees and $0.4 and $0.7 million in incentive fees related to pre-incentive fee net investment income. For the three and six months ended August 31, 2008, we incurred no incentive management fees related to net realized capital gains.
As of August 31, 2009, the end of the second quarter of fiscal year 2010, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the second fiscal quarter of fiscal year 2009. Accordingly, the payment of the incentive fee for the quarter ended August 31, 2009 was deferred. The total deferred incentive fee payable at August 31, 2009 is $2.6 million.
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
For the three and six months ended August 31, 2009 we incurred $0.2 and $0.3 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. For the three and six months ended August 31, 2008 we incurred $0.3 and $0.5 million of administrator expenses, respectively. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three and six months ended August 31, 2009 we have recorded $0.2 and $0.3 million in expense waiver and reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statements of operations. For the three and six months ended August 31, 2008 we have recorded $0.3 and $0.6 million in expense waiver and reimbursement, respectively.

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
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of August 31, 2009, there was $49.6 million outstanding under the Revolving Facility. As of February 28, 2009, there was $59.0 million outstanding under the Revolving Facility. For the three and six months ended August 31, 2009, we recorded $0.8 and $1.4 million of interest expense and $0.6 and $0.6 million of amortization of deferred financing costs related to the Revolving Facility, respectively, and the interest rates during the quarter on the outstanding borrowings ranged from 4.37% to 9.25%. For the three and six months ended August 31, 2008, we recorded $0.6 and $1.4 million of interest expense and $44,447 and $88,894 of amortization of deferred financing costs related to the Revolving Facility, respectively, and the interest rates during the quarter on the outstanding borrowings ranged from 3.31% to 4.44%.
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
In March 2009 we amended the Revolving Credit Facility to increases the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, it was expected that we would have additional cushion under our Borrowing Base (as defined below) that would allow us to better manage our capital in times of declining asset prices and market dislocation. If we continue to be unable to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends.
At August 31, 2009 and February 28, 2009, we had $49.6 million and $59.0 million in borrowings under the Revolving Facility, respectively. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $35.1 million at August 31, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the August 31, 2009 Borrowing Base relies upon the valuations set forth in the May 31, 2009 quarterly report. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.

On July 30, 2009 we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility that is continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under and credit facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. Please see Part II, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in the quarterly report on form 10-Q for the quarterly period ended May 31, 2009 for more information. Our lender has elected not to accelerate the obligation to date, but has reserved the right to do so. We continue to discuss possible solutions to the event of default with our lender.
During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.
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
The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of August 31, 2009, we did not receive any such payments as the LIBOR has not exceeded 8%. At August 31, 2009, the total notional outstanding for the interest rate caps was $66.4 million with an aggregate fair value of $0.09 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated balance sheet. For the three and six months ended August 31, 2009, the Company recorded $0.01 and $0.05 million, respectively, of unrealized appreciation on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.
The table below summarizes our interest rate cap agreements as of August 31, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$61
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	28

	Net fair value				$89
The table below summarizes our interest rate cap agreements as of February 28, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$28
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12

	Net fair value				$40
Note 8. Directors Fees
The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the three and six months ended

August 31, 2009, we accrued $0.06 and $0.1 million for directors fees expense. As of August 31, 2009, we had not issued any common stock to our directors as compensation for their services.
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
Note 10. Earnings Per Share
The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the six months ended August 31, 2009, and August 31, 2008 (dollars in thousands except share and per share amounts):

Basic and diluted	August 31, 2009	August 31, 2008

Net increase (decrease) in net assets from operations	$(10,724)	$244
Weighted average common shares outstanding	8,291,384	8,291,384
Earnings (loss) per common share-basic and diluted	$(1.29)	$0.03
Note 11. Dividend
The following table summarizes dividends declared during the three months ended August 31, 2009 and August 31, 2008 (dollars in thousands except per share amounts):

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

n/a	n/a	n/a	$—	$—

Total dividends declared			$—	$—

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 20, 2008	August 29, 2008	September 15, 2008	0.39	3,234

Total dividends declared			$0.78	$6,468

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.
Note 12. Financial Highlights
The following is a schedule of financial highlights for the six months ended August 31, 2009 and August 31, 2008:

	August 31, 2009	August 31, 2008

Per share data:
Net asset value at beginning of period	$8.20	$11.80

Net investment income (1)	0.44	0.80
Net realized losses on investments and derivatives	(0.12)	(0.01)
Net unrealized appreciation (depreciation) on investments and derivatives	(1.61)	(0.76)

Net increase in stockholders’ equity	(1.29)	0.03

Distributions declared from net investment income	—	(0.78)

Total distributions to stockholders	—	(0.78)

Net asset value at end of period	$6.91	$11.05

Net assets at end of period	$57,289,331	$91,645,587
Shares outstanding at end of period	8,291,384	8,291,384

Per share market value at end of period	$3.49	$10.80
Total return based on market value (2)	75.38%	4.89%
Total return based on net asset value (3)	(15.73)%	0.25%

Ratio/Supplemental data:
Ratio of net investment income to average net assets (4) (5)	9.26%	12.63%
Ratio of operating expenses to average net assets (4) (5)	7.80%	6.74%
Ratio of incentive management fees to average net assets (5)	0.90%	1.55%
Ratio of credit facility related expenses to average net assets (5)	5.75%	3.02%
Ratio of total expenses to average net assets (4) (5)	14.45%	11.31%

(1)	Net investment income excluding expense waiver and reimbursement equals $0.40 and $0.73 per share for the six months ended August 31, 2009 and August 31, 2008, respectively.

(2)	For the six months ended August 31, 2009, the total return based on market value equals the market value at August 31, 2009, of $3.49 per share less the price per share at February 28, 2009, of $1.99, divided by the February 28, 2009 price per share. For the six months ended August 31, 2008, the total return based on market value equals the decrease in market value at August 31, 2008, of $0.24 per share over the price per share at February 29, 2008, of $11.04, plus the declared dividends of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the February 29, 2008 price per share. Total return based on market value is not annualized.

(3)	For the six months ended August 31, 2009, the total return based on net asset value equals the change in net asset value during the period, divided by the beginning net asset value during the period. For the six months ended August 31, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared dividend of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the six months ended August 31, 2009, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 10.22%, 6.83%, and 13.49%, respectively. For the six months ended August 31, 2008, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 13.79%, 5.58%, and 10.15%, respectively.

(5)	Annualized.
Note 13. Related Party Transaction
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. As of August 31, 2009, the fair value of the general partnership interest and limited partnership interest is $318.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 28, 2009, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of August 31, 2009, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Part II, Item 1A in our quarterly report on Form 10-Q for the quarterly period ended May 31, 2009.
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
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of August 31, 2009, our portfolio consisted of $100.0 million of investments in 33 portfolio companies and one CLO.
     Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. Our strategy has been to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments have been sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans and high yield bonds are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of August 31, 2009, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constituted 12.0% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.
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
     Over the past year, due to unfavorable conditions in the credit market and constraints imposed by our Revolving Facility (as defined below), we have had limited investment activity in both the primary and secondary markets. The Company is also working with the investment banking firm of Stifel, Nicolaus & Company, which it retained to evaluate strategic transaction opportunities and consider alternatives. There is no assurance that the exploration and evaluation of strategic and financing alternatives will result in any transaction.
     On July 30, 2009, we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility that is continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under our credit facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. Please see Part II, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in the quarterly report on form 10-Q for the quarterly period ended May 31, 2009 for more information. To date, our lender has not accelerated the debt, but has reserved the right to do so.

     During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, for the three months ended August 31, 2009, the weighted average interest rate on the Revolving Facility was 6.07%.
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
     Expenses
     Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the ratio of our total assets to the total assets administered by our administrator. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those that may relate to:
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarterly periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $2.6 million as of August 31, 2009.
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
     From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock. GSC Group has not reimbursed us since that date and we do not expect to be reimbursed in the future.
Portfolio and Investment Activity
Corporate Debt Portfolio Overview(1)

	At August 31, 2009		At February 28, 2009
	($ in millions)
Number of investments		41		42
Number of portfolio companies		33		35
Average investment size		$2.1		$2.3
Weighted average maturity	2.9	years	3.3	years
Number of industries		21		22
Average investment per portfolio company		$2.6		$2.8
Non-Performing or delinquent investments		$25.6		$0.4
Fixed rate debt (% of interest bearing portfolio)		$37.0 (42.7%)		$40.3 (41.8%)
Weighted average current coupon		11.7%		11.7%
Floating rate debt (% of interest bearing portfolio)		$49.7 (57.3%)		$56.2 (58.2%)
Weighted average current spread over LIBOR		6.8%		5.9%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.
     During the six months ended August 31, 2009, we made no investments in new or existing portfolio companies and had $5.5 million in aggregate amount of exits and repayments, resulting in net repayments of $5.5 million for the period. During the six months ended August 31, 2008, we made 15 investments in an aggregate amount of $25.2 million consisting of $20.1 million in new portfolio companies and $5.1 million to existing portfolio companies and $38.9 million in aggregate amount of exits and repayments, resulting in net repayments of $13.7 million for the period.
     During the three months ended August 31, 2009, we made no investments in new or existing portfolio companies and had $4.6 million in aggregate amount of exits and repayments, resulting in net repayments of $4.6 million for the period. During the three months ended August 31, 2008 we made 4 investments in an aggregate amount of $9.2 million consisting of $6.4 million in new portfolio companies and $2.8 million to existing portfolio companies and $6.0 million in aggregate amount of exits and repayments, resulting in net investments of $3.2 million in aggregate amount for the period.
          Due to unfavorable conditions in the credit market and constraints imposed by our Revolving Facility, we do not expect to make any further investments unless and until we obtain a new source of financing in place of our Revolving Facility.
     Our portfolio composition at August 31, 2009 and February 28, 2009 was as follows:

Portfolio composition

	At August 31, 2009		At February 28, 2009
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	17.4%	7.4%	14.4%	6.8%
Second lien term loans	34.3	9.5	34.5	9.0
Senior secured notes	27.1	11.6	21.7	11.6
Unsecured notes	7.7	12.3	10.4	12.3
GSCIC CLO subordinated notes	13.3	0.1	18.8	12.2
Equity/limited partnership interests	0.2	N/A	0.2	N/A

Total	100.0%	8.2%	100.0%	10.2%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at August 31, 2009, was composed of $401.9 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009). We do not consolidate the GSCIC CLO portfolio on our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at August 31, 2009, 97.0% of the GSCIC CLO portfolio investments were performing and over 76.1% of the GSCIC CLO portfolio investments had a CMR (as defined below) numerical debt score of less than 2.99 and a corporate letter rating of A or B.
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
     The CMR distribution of our investments at August 31, 2009 and February 28, 2009 were as follows:

Portfolio CMR distribution

	At August 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
1.00 - 1.99	$—	—%	$8,941	7.5%
2.00 - 2.99	25,093	25.1	33,831	28.5
3.00 - 3.99	52,803	52.8	49,076	41.2
4.00 - 4.99	8,793	8.8	4,614	3.9
5.00	—	—	—	—
N/A(1)	13,349	13.3	22,450	18.9

Total	$100,038	100.0%	$118,912	100.0%

	At August 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
A	$4,352	4.4%	$4,602	3.9%
B	13,644	13.6	36,818	30.9
C	55,108	55.1	42,700	35.9
D	13,585	13.6	11,668	9.8
E	—	—	674	0.6
F	—	—	—	—
N/A(1)	13,349	13.3	22,450	18.9

Total	$100,038	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by industry grouping at fair value at August 31, 2009 and February 28, 2009.
Portfolio composition by industry grouping at fair value

	At August 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$13,348	13.3%	$22,341	18.8%
Packaging	11,481	11.5	10,070	8.5
Manufacturing	9,459	9.4	14,480	12.2
Publishing	7,662	7.7	6,477	5.4
Consumer Products	7,248	7.2	7,843	6.6
Healthcare Services	6,949	7.0	6,010	5.0
Apparel	6,157	6.2	6,616	5.5
Electronics	5,999	6.0	6,849	5.8
Oil and Gas	5,223	5.2	7,359	6.2
Metals	4,372	4.4	5,693	4.8
Homebuilding	4,260	4.3	3,490	2.9
Environmental	3,047	3.1	3,592	3.0
Financial Services	2,707	2.7	3,162	2.7
Natural Resources	2,703	2.7	4,470	3.8
Logistics	1,753	1.7	2,134	1.8
Printing	1,734	1.7	1,638	1.4
Building Products	1,633	1.6	1,426	1.2
Food and Beverage	1,609	1.6	1,707	1.4
Chemicals	941	0.9	371	0.3
Software	910	0.9	773	0.6
Education	570	0.6	674	0.6
Consumer Services	273	0.3	244	0.2
Insurance	—	—	1,493	1.3

Total	$100,038	100.0%	$118,912	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.

     The following table shows the portfolio composition by geographic location at fair value at August 31, 2009 and February 28, 2009. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At August 31, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Midwest	$26,424	26.4%	$31,716	26.7%
Southeast	18,035	18.0	23,094	19.4
West	16,729	16.7	16,137	13.6
Other(1)	13,349	13.4	22,449	18.9
Northeast	12,861	12.9	12,578	10.6
International	11,730	11.7	12,165	10.2
Mid-Atlantic	910	0.9	773	0.6

Total	$100,038	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
Results of Operations
     Investment Income
     Total investment income was $3.7 million for the three months ended August 31, 2009 versus $5.8 million for the three months ended August 31, 2008, a decrease of $2.1 million or 36.8%. Total investment income was $8.4 million for the six months ended August 31, 2009 versus $11.5 million for the six months ended August 31, 2008, a decrease of $3.1 million or 26.8%. The composition of our investment income in each period was as follows:
Investment Income

	Three months ended		Six months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
	($ in thousands)
Interest from investments	$3,104	$5,255	$7,291	$10,350
Management of GSCIC CLO	517	489	1,038	1,012
Interest from cash and cash equivalents and other income	64	91	121	185

Total	$3,685	$5,835	$8,450	$11,547

     The decline in interest from investments for the three months ended August 31, 2009 versus the three months ended August 31, 2008 was primarily due to an increase in the allowance for impaired loans and bonds of $1.3 million, a reduction in income from the GSCIC CLO of $0.7 million, and decrease in the LIBOR rate earned on floating rate investments between the periods.
     For the three and six months ended August 31, 2009, total PIK income was $0.3 million and $0.5 million, respectively. For the equivalent periods in 2008, total PIK income was $0.2 million and $0.5 million, respectively.
     Operating Expenses
     Total operating expenses before manager expense waiver and reimbursement were $2.8 million for the three months ended August 31, 2009 versus $2.6 million for the three months ended August 31, 2008, an increase of $0.2 million, or 5.2%. Total operating expenses before manager expense waiver and reimbursement were $5.1 million for the six months ended August 31, 2009 versus $5.5 million for the six months ended August 31, 2008, a decrease of $0.4 million, or 5.6%. The composition of our operating expenses in each period was as follows:

Operating Expenses

	Three months ended		Six months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
	($ in thousands)
Interest and credit facility expense	$1,406	$624	$2,048	$1,457
Base management fees	505	706	1,053	1,454
Professional fees	342	315	682	660
Incentive management fees	—	407	322	747
Administrator expenses	172	261	344	509
Insurance expenses	223	177	430	345
Directors fees	63	73	145	140
General and administrative expenses	66	78	126	143

Total	$2,777	$2,641	$5,150	$5,455

     The change in operating expenses between the two periods was primarily attributable to the increase in interest and credit facility expense arising from an increase in the interest rate on our credit facility from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00%, and a one time non-cash charge of $0.5 million as a result of the write-off of deferred financing costs on our credit facility, in each case, as a result of our July 30 event of default (please see “—Financial Condition, Liquidity and Capital Resources” below for more information). For the three and six month periods ended August 31, 2009, the weighted average interest rate on the Revolving Facility was 6.07% and 4.92% respectively, compared to 3.62% and 3.85% for the same periods in the prior year. This increase was balanced by a decrease in base management fees for the three and six months ended August 31, 2009, resulting from the decrease in the average value of our total net assets and an incentive management fee not being earned for the three months ended August 31, 2009.
     For the three months ended August 31, 2009, we recorded $0.2 million in expense waiver and reimbursement from the administrator and Manager versus $0.3 million for the three months ended August 31, 2008. For the six months ended August 31, 2009, we recorded $0.3 million in expense waiver and reimbursement from the administrator and Manager versus $0.6 million for the six months ended August 31, 2008. The decline was due to the termination of the expense reimbursement agreement as of March 23, 2008, pursuant to which GSC Group had reimbursed the Company for operating expenses (other than investment advisory and management fees and interest and credit facility expenses) in excess of 1.55% of net assets attributable to common stock.
      Net Realized Gains/Losses from Investments
     For the three months ended August 31, 2009, the Company had $1.0 million of net realized losses versus $0.2 million of net realized gains for the three months ended August 31, 2008. For the six months ended August 31, 2009, the Company had $1.0 million of net realized losses versus $0.1 million of net realized losses for the six months ended August 31, 2008. The most significant gains and losses for the six months ended August 31, 2009 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
	($ in thousands)
Atlantis Plastics Films, Inc.	First Lien Term Loan	$463	$—	$463
Asurion Corporation	First Lien Term Loan	1,930	(1,741)	189
Big Train, Inc.	First Lien Term Loan	439	(351)	88
Blaze Recycling & Metals, LLC	Senior Secured Notes	1,538	(2,495)	(957)
M/C Communications, LLC	First Lien Term Loan	853	(1,675)	(822)
IPC Systems, Inc.	First Lien Term Loan	30	(39)	(9)
      Net Unrealized Appreciation/Depreciation on Investments
     For the three months ended August 31, 2009, the Company’s investments had an increase in net unrealized depreciation of $16.2 million versus an increase in net unrealized depreciation of $6.2 million for the three months ended August 31, 2008. For the six months ended August 31, 2009, the Company’s investments had an increase in net unrealized depreciation of $13.4 million versus an increase in net unrealized depreciation of $6.3 million for the six months ended August 31, 2008. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2009, were the following:

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,437	$9,027	$(1,410)	$1,327
Penton Media, Inc.	First Lien Term Loan	3,818	3,119	(699)	1,016
IDI Acquisition Corp.	Senior Secured Notes	3,651	3,466	(185)	1,010
McMillin Companies, LLC	Senior Secured Notes	7,294	4,260	(3,034)	772
GSCIC CLO	Other/Structured Finance Securities	29,233	13,348	(15,885)	(8,320)
Jason Incorporated	Unsecured notes	13,700	5,106	(8,594)	(4,772)
Energy Alloys, LLC	Second Lien Term Loan	6,200	3,096	(3,104)	(2,191)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,345	408	(5,937)	(2,185)
     The $8.3 million net unrealized depreciation in our investment in the GSCIC subordinated notes was due to an increase in the assumed portfolio default rate, a decrease in the assumed recovery rate, and a decrease in the assumed prepayment rate in our discounted cash flow model. These changes were made in accordance with current market practice for CLO equity investments and not as a result of any change in the underlying GSCIC portfolio. The unrealized depreciation in our investments in Jason Incorporated, Energy Alloy and Grant U.S. Holdings LLP were due to declining prospects for each of the companies. The unrealized appreciation in our investment in Terphane Holdings Corp. was due to an improvement in the outlook for the company. The unrealized appreciation in our investments in Penton Media, Inc. and IDI Acquisition Corp. were driven by increases in the market value of the investments.
      Net Unrealized Appreciation/Depreciation on Derivatives
     For the three months ended August 31, 2009, changes in the value of the interest rate caps resulted in an unrealized appreciation of $0.01 million versus an unrealized depreciation of $0.02 million for the three months ended August 31, 2008. For the six months ended August 31, 2009, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized appreciation of $0.05 million versus an unrealized depreciation of $0.03 million for the six months ended August 31, 2008.
      Changes in Net Asset Value from Operations
     For the three months ended August 31, 2009, we recorded a net decrease in net assets resulting from operations of $16.1 million versus a net decrease in net assets resulting from operations of $2.6 million for the three months ended August 31, 2008. The difference is attributable to increases in unrealized depreciation, increases in realized losses, and decreases in net investment income between the two periods. Based on 8,291,384 weighted average common shares outstanding as of August 31, 2009 and August 31, 2008, our per share net decrease in net assets resulting from operations was $1.94 for the three months ended August 31, 2009 versus a per share net decrease of $0.31 for the three months ended August 31, 2008.
     For the six months ended August 31, 2009, we recorded a net decrease in net assets resulting from operations of $10.7 million versus a net increase in net assets resulting from operations of $0.2 million for the six months ended August 31, 2008. The difference is attributable to increases in unrealized depreciation, increases in realized losses, and decreases in net investment income between the two periods. Based on 8,291,384 weighted average common shares outstanding as of August 31, 2009 and August 31, 2008, our per share net decrease in net assets resulting from operations was $1.29 for the six months ended August 31, 2009 versus a per share net increase resulting from operations of $0.03 for the six months ended August 31, 2008.
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

     At August 31, 2009, we had $49.6 million in borrowings under the Revolving Facility versus $59.0 million in borrowings at February 28, 2009. The actual amount that we are permitted to borrow under the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $35.1 million at August 31, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
     On July 30, 2009 an unremedied Borrowing Base violation became an event of default, which is currently continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. Please see Part II, Item 1A. “Risk Factors- An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in the quarterly report on form 10-Q for the quarterly period ended May 31, 2009 for more information. To date, our lender has not accelerated the debt with respect to this event of default, but has reserved the right to do so. We continue to discuss possible solutions to the event of default with our lender.
     During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, the weighted average interest rate during the three month period ended August 31, 2009 was 6.07%.
     For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the August 31, 2009 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended May 31, 2009. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. If the August 31, 2009 valuations were used to calculate the Borrowing Base at August 31, 2009, the Borrowing Base would have been $28.7 million versus $35.1 million when using the May 31, 2009 valuations.
     Due to adverse portfolio events in GSCIC CLO, on the quarterly payment date occurring in October, all of the subordinated management fee will be deferred and funds that would otherwise have been used to pay the subordinated management fee and /or distributed to equity investors will instead be used to repay outstanding indebtedness. Neither the portfolio events nor the repayment of outstanding indebtedness constitute a default on the GSCIC CLO debt. Subordinated management fees will continue to accrue and will be payable in full (subject to available funds) when the adverse portfolio conditions are cured. Changes in the value of, or distributions on, the GSCIC CLO do not affect the Borrowing Base.
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
     Our asset coverage ratio, as defined in the 1940 Act, was 216% at August 31, 2009 versus 215% at February 28, 2009.
     At August 31, 2009 and February 28, 2009, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At August 31, 2009		At February 28, 2009
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	($ in thousands)
Cash and cash equivalents	$6,644	6.2%	$6,356	5.0%
Cash and cash equivalents, securitization accounts	435	0.4	1,178	0.9
First lien term loans	17,389	16.2	17,118	13.5
Second lien term loans	34,303	32.0	41,043	32.5
Senior secured notes	27,152	25.3	25,832	20.4
Unsecured notes	7,654	7.2	12,381	9.8
Other/structured finance securities	13,349	12.5	22,341	17.7
Equity/limited partnership interests	191	0.2	198	0.2

Total	$107,117	100.0%	$126,447	100.0%

     In order to better manage the Company’s capital in light of continuing volatility in the credit markets, the Board determined that, beginning with the fourth quarter of fiscal year 2009, it would determine the amount and timing of dividends, if any, upon review of the financial results of the quarter. Accordingly, the Board determined not to pay a dividend in respect of the first quarter of fiscal year 2010 at its regularly scheduled July 2009 meeting. The Board will consider payment of a dividend in connection with the second quarter of fiscal year 2010 at its regularly scheduled October meeting. The timing and amount of dividends remains within the Board’s discretion. Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.
Off-Balance Sheet Arrangements
     At August 31, 2009 and February 28, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate and our lender’s prime rate or, if the commercial paper market is unavailable, LIBOR and our lender’s prime rate. At August 31, 2009, we had $49.6 million of borrowings outstanding at a floating rate tied to the greater of the prevailing commercial paper rate and our lender’s prime rate plus a margin of 4.00% plus a default rate of 2.00% (or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%).
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At August 31, 2009, the aggregate interest rate cap agreement notional amount was $66.4 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments at August 31, 2009 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.3 million to our interest income net of interest expense.

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
     The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the subordinated notes of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions which are adjusted to reflect changes in historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO subordinated notes or equity, when available.
     The table below describes the primary considerations made by our Board of Directors in determining the fair value of our investments at August 31, 2009:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Market yield trend analysis and enterprise valuation	$42,612	42.6%
Third party independent valuation firm	35,041	35.0
Discounted cash flow model	13,348	13.3
Readily available market maker, broker quotes	9,036	9.0
Other	1	0.1

Total fair valued investments	$100,038	100.0%

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
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Part II, Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended May 31, 2009.
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

GSC Investment CORP.
Date: October 15, 2009	By	/s/ Seth M. Katzenstein
Seth M. Katzenstein
Chief Executive Officer and President, GSC Investment Corp.

	By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.