Form 10-Q
period 2009-11-30
GSC INVESTMENT CORP.
filed 2010-01-14
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-33376

GSC Investment Corp.
(Exact name of Registrant as specified in its charter)

Maryland	20-8700615
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
500 Campus Drive, Suite 220
Florham Park, New Jersey 07932
(Address of principal executive offices)
(973)-437-1000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
     The number of outstanding common shares of the registrant as of January 8, 2010 was 16,940,109.

GSC Investment Corp.
Consolidated Balance Sheets

	As of
	November 30, 2009	February 28, 2009
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $126,612,792 and $137,020,449, respectively)	$81,805,383	$96,462,919
Control investments (cost of $29,233,097 and $29,905,194, respectively)	21,464,041	22,439,029
Affiliate investments (cost of $0 and $0, respectively)	318	10,527

Total investments at fair value (amortized cost of $155,845,889 and $166,925,643, respectively)	103,269,742	118,912,475
Cash and cash equivalents	5,459,780	6,356,225
Cash and cash equivalents, securitization accounts	839,290	1,178,201
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	72,593	39,513
Interest receivable, net of reserve	3,122,764	3,087,668
Deferred credit facility financing costs, net	—	529,767
Management fee receivable	1,058,861	237,370
Other assets	113,150	321,260
Receivable from unsettled trades	600,036	—

Total assets	$114,536,216	$130,662,479

LIABILITIES
Revolving credit facility	$43,840,749	$58,994,673
Dividend payable	2,073,066	—
Management and incentive fees payable	3,093,400	2,880,667
Accounts payable and accrued expenses	827,707	700,537
Interest and credit facility fees payable	357,455	72,825

Total liabilities	$50,192,377	$62,648,702

NET ASSETS
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 16,940,109 and 8,291,384 common shares issued and outstanding, respectively	1,694	829
Capital in excess of par value	130,001,583	116,943,738
Accumulated undistributed net investment income (loss)	(4,496,445)	6,122,492
Accumulated net realized loss from investments and derivatives	(8,528,440)	(6,948,628)
Net unrealized depreciation on investments and derivatives	(52,634,553)	(48,104,654)

Total Net Assets	64,343,839	68,013,777

Total liabilities and Net Assets	$114,536,216	$130,662,479

NET ASSET VALUE PER SHARE	$3.80	$8.20

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	November 30		November 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$2,593,082	$4,269,985	$8,566,587	$12,873,546
Control investments	368,374	1,452,237	1,686,088	3,198,626

Total interest income	2,961,456	5,722,222	10,252,675	16,072,172
Interest from cash and cash equivalents	2,752	38,377	22,934	141,074
Management fee income	511,236	517,875	1,549,167	1,529,762
Other income	54,699	82,189	155,111	164,683

Total investment income	3,530,143	6,360,663	11,979,887	17,907,691

EXPENSES
Interest and credit facility financing expenses	1,126,162	693,830	3,174,603	2,150,639
Base management fees	462,755	653,995	1,515,813	2,108,026
Professional fees	714,789	272,196	1,396,567	932,785
Administrator expenses	171,861	241,317	515,583	750,661
Incentive management fees	—	542,231	322,183	1,289,365
Insurance	220,059	173,353	649,535	518,001
Directors fees and expenses	71,989	72,490	217,125	212,375
General & administrative	65,298	65,289	191,223	208,230

Expenses before expense waiver and reimbursement	2,832,913	2,714,701	7,982,632	8,170,082

Expense reimbursement	(171,861)	(241,317)	(515,583)	(800,376)

Total expenses net of expense waiver and reimbursement	2,661,052	2,473,384	7,467,049	7,369,706

NET INVESTMENT INCOME	869,091	3,887,279	4,512,838	10,537,985

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(549,864)	(7,293,875)	(1,579,812)	(7,423,694)
Net realized gain from derivatives	—	—	—	30,454
Net unrealized appreciation/(depreciation) on investments	8,825,100	(4,142,827)	(4,562,979)	(10,422,015)
Net unrealized appreciation/(depreciation) on derivatives	(16,754)	(1,419)	33,080	(29,745)

Net gain/(loss) on investments	8,258,482	(11,438,121)	(6,109,711)	(17,845,000)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,127,573	$(7,550,842)	$(1,596,873)	$(7,307,015)

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.01	$(0.91)	$(0.19)	$(0.88)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	9,051,711	8,291,384	8,542,983	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments
November 30, 2009
(unaudited)

						% of
		Investment Interest	Principal/			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 127.1% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,463,741	10.0%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 6.54%, 8/18/2012	1,455,877	1,439,194	444,043	0.7%

Legacy Cabinets, Inc. (d, i)	Building Products	Second Lien Term Loan 10.50%, 8/18/2013	1,862,420	1,828,197	96,846	0.1%

		Total Building Products	3,318,297	3,267,391	540,889	0.8%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.53%, 1/26/2012	3,250,000	3,247,681	3,051,425	4.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 5.75%, 11/22/2012	3,114,831	2,927,489	2,341,730	3.6%

Targus Group International, Inc. (d, i)	Consumer Products	Second Lien Term Loan 10.75%, 5/22/2013	5,000,000	4,777,205	1,802,500	2.8%

		Total Consumer Products	11,364,831	10,952,375	7,195,655	11.2%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	308,030	308,030	276,272	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	827,005	827,005	549,876	0.9%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	166,327	30,241	59,878	0.1%

		Total Education	993,332	857,246	609,754	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.24%, 6/1/2014	2,000,000	1,804,225	1,734,400	2.7%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	6,843,861	6,843,861	4,487,520	7.0%

		Total Electronics	8,843,861	8,648,086	6,221,920	9.7%

USS Mergerco, Inc. (d, i)	Environmental	Second Lien Term Loan 4.53%, 6/29/2013	5,960,000	5,846,833	2,693,324	4.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	4,850,000	4,825,546	2,121,875	3.3%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	1,985,368	1,454,623	1,765,786	2.7%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,665,945	3,565,540	5.5%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 8.31%, 4/17/2013	4,093,750	4,055,868	3,535,363	5.5%

		Total Healthcare Services	7,893,750	7,721,813	7,100,903	11.0%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	7,700,000	7,314,750	4,894,890	7.6%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	2,802,960	2,798,751	2,406,061	3.7%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	3,907,200	6.0%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	553,520	0.9%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.24%, 12/15/2014	5,000,000	4,791,877	4,607,000	7.2%

		Total Manufacturing	18,700,000	18,491,877	9,067,720	14.1%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,872,888	4,151,000	6.5%

						% of
		Investment Interest	Principal/			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
Elyria Foundry Company, LLC (i)	Metals	Warrants	$3,000	$—	$—	0.0%

		Total Metals	5,003,000	4,872,888	4,151,000	6.5%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	2,948,640	2,948,640	2,565,316	4.0%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	6,349,512	6,349,348	317,476	0.5%

		Total Natural Resources	9,298,152	9,297,988	2,882,792	4.5%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 6.28%, 5/11/2015	3,000,000	2,830,602	2,226,300	3.5%

Energy Alloys, LLC (d, i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	6,200,000	6,200,000	2,421,720	3.7%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants	3	—	—	0.0%

		Total Oil and Gas	9,200,003	9,030,602	4,648,020	7.2%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	4,850,000	4,850,000	4,347,540	6.8%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	5,087,250	5,087,250	4,560,211	7.1%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	500,000	500,000	448,200	0.7%

		Total Packaging	10,437,250	10,437,250	9,355,951	14.5%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.03%, 12/31/2013	1,977,812	1,615,866	1,676,196	2.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	362,106	358,620	329,517	0.5%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	388,144	384,412	353,211	0.5%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	35,013	0.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,073,062	2,847,500	4.4%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.53%, 2/1/2013	4,860,264	3,868,044	3,214,093	5.0%

		Total Publishing	11,813,740	10,882,528	6,779,334	10.5%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 13.75%, 9/30/2013	1,000,000	906,349	953,300	1.6%

Sub Total Non-control/Non-affiliated investments				126,612,792	81,805,383	127.1%

Control investments — 33.3% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

						% of
		Investment Interest	Principal/			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 10.96%, 1/21/2020	$30,000,000	$29,233,097	$21,464,041	33.3%

Sub Total Control investments				29,233,097	21,464,041	33.3%

Affiliate investments — 0.1% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership Interest	—	—	318	0.1%

Sub Total Affiliate investments				—	318	0.1%

TOTAL INVESTMENT ASSETS — 160.5% (b)				$155,845,889	$103,269,742	160.5%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$51,046	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	21,547	0.0%

Sub Total Outstanding interest rate cap				$131,000	$72,593	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $64,343,839 as of November 30, 2009.

(c)	Fair valued investment (see Note 4 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	10.96% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(10,209)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

(i)	Non-income producing at November 30, 2009.

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,686,088	$1,549,167	$—	$(204,480)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$ (98,412)

GSC Investment Corp.
Consolidated Schedule of Investments
February 28, 2009

						% of
		Investment Interest	Principal			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
Non-control/Non-affiliated investments — 141.8% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,616,004	9.7%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 5.75%, 8/18/2012	1,437,555	1,420,872	975,956	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 9.75%, 8/18/2013	1,862,420	1,828,197	450,519	0.7%

		Total Building Products	3,299,975	3,249,069	1,426,475	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	6,152	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.47%, 12/20/2013	77,141	64,991	14,657	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	23,071	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	43,957	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

		Total Chemicals	1,951,354	1,644,013	370,758	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.70%, 1/26/2012	3,250,000	3,246,870	2,627,950	3.9%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.67%, 11/22/2012	3,122,943	2,895,723	2,089,561	3.1%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.75%, 5/22/2013	5,000,000	4,777,205	3,126,000	4.6%

		Total Consumer Products	11,372,943	10,919,798	7,843,511	11.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.57%, 7/31/2013	308,912	308,912	243,793	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 13.12%, 12/31/2010	1,697,164	1,590,350	674,283	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,771,457	1,503,200	2.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 6.45%, 1/20/2012	6,670,000	6,670,000	5,321,326	7.8%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.71%, 3/31/2014	46,332	42,367	24,621	0.0%

		Total Electronics	8,716,332	8,483,824	6,849,147	10.0%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.73%, 6/29/2013	5,960,000	5,846,833	3,592,092	5.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.70%, 7/31/2013	4,887,500	4,858,282	3,053,221	4.5%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 4.98%, 3/31/2012	2,478,660	1,671,647	1,706,557	2.5%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,623,605	2,428,580	3.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,047,419	3,581,213	5.3%

		Total Healthcare Services	7,893,750	7,671,024	6,009,793	8.9%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,294,643	3,489,640	5.1%

Asurion Corporation (d)	Insurance	First Lien Term Loan 3.76%, 7/3/2014	2,000,000	1,704,665	1,493,400	2.2%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.95%, 6/30/2013	2,820,779	2,815,612	2,133,637	3.1%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,652,000	12.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,225,700	1.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.48%, 12/15/2014	5,000,000	4,769,304	4,602,000	6.8%

		Total Manufacturing	18,700,000	18,469,304	14,479,700	21.3%

						% of
		Investment Interest	Principal			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	$2,500,000	$2,494,342	$1,850,500	2.7%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,853,894	3,753,000	5.5%

Elyria Foundry Company, LLC	Metals	Warrants	—	—	89,610	0.1%

		Total Metals	7,500,000	7,348,236	5,693,110	8.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,940,073	2,081,740	3.1%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,139,928	6,139,764	2,388,432	3.5%

		Total Natural Resources	9,088,568	9,079,837	4,470,172	6.6%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 7.24%, 5/11/2015	3,000,000	2,815,938	2,072,700	3.0%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,286,740	7.8%

		Total Oil and Gas	9,200,000	9,015,938	7,359,440	10.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,375,500	3.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,846,976	3,575,420	5.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,084,820	3,750,321	5.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,670	368,600	0.5%

		Total Packaging	12,937,250	12,931,466	10,069,841	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 4.21%, 12/31/2013	2,049,694	1,618,148	1,638,526	2.4%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.71%, 5/31/2014	1,970,000	1,553,133	807,700	1.2%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 3.01%, 6/24/2009	476,261	468,285	418,872	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 2.98%, 6/24/2009	511,811	503,239	450,137	0.7%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	288,774	0.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,082,100	2,503,000	3.7%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.35%, 2/1/2013	4,897,651	3,723,761	2,008,037	3.0%

		Total Publishing	14,058,949	12,528,908	6,476,520	9.6%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 8.63%, 9/30/2013	1,000,000	887,940	773,299	1.2%

Sub Total Non-control/Non-affiliated investments				137,020,449	96,462,919	141.8%

Control investments — 33.0% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest	—	—	98,412	0.1%

						% of
		Investment Interest	Principal			Stockholders’
Company (a, c)	Industry	Rate/Maturity	Number of Shares	Cost	Fair Value	Equity
GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.15%, 1/21/2020	$30,000,000	$29,905,194	$22,340,617	32.9%

Sub Total Control investments				29,905,194	22,439,029	33.0%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership Interest	—	—	10,527	0.0%

Sub Total Affiliate investments				—	10,527	0.0%

TOTAL INVESTMENT ASSETS — 174.8% (b)				$166,925,643	$118,912,475	174.8%

						% of
						Stockholders’
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$27,682	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	11,831	0.0%

Sub Total Outstanding interest rate cap				$131,000	$39,513	0.1%

(a)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007, Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $68,013,777 as of February 28, 2009.

(c)	Fair valued investment (see Note 4 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	12.15% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(5,706)

(h)	As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. In addition, as defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,393,818	$2,049,717	$—	$(6,479,722)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	(61,741)

GSC Investment Corp.
Consolidated Statements of Changes in Net Assets

	For the nine months ended	For the nine months ended
	November 30, 2009	November 30, 2008
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$4,512,838	$10,537,985
Net realized loss from investments	(1,579,812)	(7,423,694)
Net realized gain from derivatives	—	30,454
Net unrealized depreciation on investments	(4,562,979)	(10,422,015)
Net unrealized appreciation/(depreciation) on derivatives	33,080	(29,745)

Net decrease in net assets from operations	(1,596,873)	(7,307,015)

SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(2,073,065)	(6,467,280)

Net decrease in net assets from shareholder distributions	(2,073,065)	(6,467,280)

Total decrease in net assets	(3,669,938)	(13,774,295)
Net assets at beginning of period	68,013,777	97,869,040

Net assets at end of period	$64,343,839	$84,094,745

Net asset value per common share	$3.80	$10.14
Common shares outstanding at end of period	16,940,109	8,291,384
See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Statements of Cash Flows

	For the nine months ended	For the nine months ended
	November 30, 2009	November 30, 2008
	(unaudited)	(unaudited)
Operating activities
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(1,596,873)	$(7,307,015)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(701,348)	(623,724)
Net accretion of discount on investments	(747,058)	(1,012,971)
Amortization of deferred credit facility financing costs	633,349	132,858
Net realized loss from investments	1,579,812	7,423,694
Net unrealized depreciation on investments	4,562,979	10,422,015
Unrealized (appreciation) depreciation on derivatives	(33,080)	29,745
Proceeds from sale and redemption of investments	10,948,348	48,713,273
Purchase of investments	—	(28,259,995)
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	338,911	7,255,273
Interest receivable	(35,096)	(876,033)
Due from manager	—	940,903
Management fee receivable	(821,491)	(20,535)
Other assets	208,110	(165,392)
Receivable from unsettled trades	(600,036)	(1,600,000)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	(11,329,150)
Management and incentive fees payable	212,733	1,556,508
Accounts payable and accrued expenses	127,170	131,012
Interest and credit facility fees payable	284,630	(71,800)
Due to manager	—	(11,048)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,361,060	25,327,618

Financing activities
Borrowings on debt	—	7,800,000
Paydowns on debt	(15,153,923)	(20,000,000)
Credit facility financing cost	(103,582)	—
Payments of cash dividends	—	(9,700,920)

NET CASH USED BY FINANCING ACTIVITIES	(15,257,505)	(21,900,920)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(896,445)	3,426,698
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,356,225	1,072,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,459,780	$4,499,339

Supplemental Information:
Interest paid during the period	$2,256,624	$2,089,581

Supplemental non-cash information
Paid-in-kind interest income	$701,348	$623,724
Net accretion of discount on investments	$747,058	$1,012,971
Amortization of deferred credit facility financing costs	$633,349	$132,858
See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(unaudited)
Note 1. Organization and Basis of Presentation
GSC Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 and completed our initial public offering (“IPO”) on March 28, 2007. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objectives are to generate both current income and capital appreciation through debt and equity investments by primarily investing in private middle market companies and select high yield bonds.
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
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its special purpose financing subsidiaries, GSC Investment Funding, LLC and GSC Investment Funding II, LLC. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” in the financial statements encompass these consolidated subsidiaries, except as stated otherwise.
Note 2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and income, gains (losses) and expenses during the period reported. Actual results could differ from those estimates.
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
Investment Valuation
The fair value of the Company’s assets and liabilities which qualify as financial instruments under Accounting Standards Codification (“ASC”) 825 (previously Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments”), approximates the carrying amounts presented in the consolidated balance sheets.
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
We account for derivative financial instruments in accordance with ASC 815 (previously, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. A reserve for accrued interest is generally made when a loan is placed on non-accrual status. However, the Company may also establish a reserve against accrued interest on currently performing loans if there is doubt regarding future collectability. For the nine months ended November 30, 2009, the Company established a reserve against accrued interest of $1.9 million. Interest payments received on non-accrual loans may be recognized as principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.
Interest income on our investment in GSCIC CLO is recorded using the effective interest method in accordance with the provision of ASC 325 (previously, EITF 99-20), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-

investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.
Paid-in-Kind Interest
The Company includes in income certain amounts that it has not yet received in cash, such as contractual paid-in-kind interest (“PIK”), which represents contractually deferred interest added to the principal balance that is generally due at maturity. We stop accruing PIK if we do not expect the issuer to be able to pay all principal and interest when due.
Deferred Credit Facility Financing Costs
Financing costs incurred in connection with each respective credit facility have been deferred and are being amortized using the straight line method over the life of each respective facility. For the nine months ended November 30, 2009, the Company amortized $0.6 million of deferred financing costs of which $0.5 million related to the write off of all remaining deferred credit facility financing costs due to the default of Company’s revolving credit facility.
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
The Company accounts for income taxes in accordance with the provisions of ASC 740, including accounting for uncertain tax positions (previously, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
New Accounting Pronouncements
In May 2009, the FASB issued ASC 855 (previously Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”), which addresses accounting and disclosure requirements related to subsequent events. ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the Company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of ASC 855 did not have a material effect on our financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact on our interim consolidated financial statements of adopting SFAS No. 166.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which is codified in FASB ASC 810, Consolidation” (“ASC 810”), and change the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 does not amend the ASC 810 exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit And Accounting Guide, Investment Companies, codified in FASB ASC 946, “Financial Services— Investment Companies” (“ASC 946”), are not subject to the requirements of ASC 810. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact on our interim consolidated financial statements of adopting SFAS No. 167.
In June 2009, the FASB issued ASC 105, (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”) ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption by the Company has changed the Company’s references to U.S. GAAP accounting standards but did not impact any of the Company’s significant accounting policies or its results of operations or financial position.
Note 3. Going Concern
As of November 30, 2009, the Company remained in default on its Revolving Facility (see Note 7) and as a result of the default, our lender has the right to accelerate repayment of the outstanding indebtedness and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.
However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our outstanding debt, including any default interest. We continue to have discussions with our lender regarding resolutions of the default. The Company is also working with the investment banking firm Stifel, Nicolaus & Company, which it retained to evaluate strategic transaction opportunities and consider alternatives. We are focused on resolving the default and continuing to exist as a going concern.
A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our interim consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.
Note 4. Investments
The Company values all investments in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (previously, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”). ASC 820 requires enhanced disclosures about investments that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments as of November 30, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate	$—	$—	$81,805	$81,805
Control investments	—	—	21,464	21,464
Affiliate investments	—	—	1	1

Total investments at fair value	$—	$—	$103,270	$103,270

The following table presents fair value measurements of investments as of February 28, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate	$—	$—	$96,463	$96,463
Control investments	—	—	22,439	22,439
Affiliate investments	—	—	10	10

Total investments at fair value	$—	$—	$118,912	$118,912

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2009 (dollars in thousands):

Level 3
Balance as of February 28, 2009	$118,912
Net unrealized losses	(4,563)
Purchases and other adjustments to cost	1,449
Sales and redemptions	(10,948)
Net realized loss from investments	(1,580)
Net transfers in and/or out	—

Balance as of November 30, 2009	$103,270

The change in unrealized depreciation on securities still held at November 30, 2009 was $8.4 million, which is included in the related net change in unrealized appreciation/depreciation on the Consolidated Statement of Operations.
Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion of discount, and amortization of premium on debt securities, and PIK.
Sales and redemptions represent net proceeds received.
Net transfers in and/or out represent existing investments that were either previously categorized as another level and the inputs to the model became unobservable or investments that were previously classified as level 3 and such input became observable during the period. Transfers to/from level 3 are shown at their end of period fair values.
The composition of our investments as of November 30, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$18,931	$15,922	15.4%
Second lien term loans	55,506	30,084	29.1
Senior secured notes	33,373	28,431	27.5
Unsecured notes	18,773	7,309	7.1
Structured finance securities	29,233	21,464	20.8
Equity/limited partnership interest	30	60	0.1

Total	$155,846	$103,270	100.0%

The composition of our investments as of February 28, 2009, at amortized cost and fair value were as follows (dollars in thousands):

			Fair Value
	Investments at	Investments at	Percentage of
	Amortized Cost	Fair Value	Total Portfolio
First lien term loans	$24,901	$17,117	14.4%
Second lien term loans	57,558	41,043	34.5
Senior secured notes	35,780	25,832	21.7
Unsecured notes	18,782	12,381	10.4
Structured finance securities	29,905	22,341	18.8
Equity/limited partnership interest	—	198	0.2

Total	$166,926	$118,912	100.0%

Note 5. Investment in GSC Investment Corp. CLO 2007, Ltd.
On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., (the “GSCIC CLO”), a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three and nine months ended November 30, 2009, we accrued $0.5 and $1.5 million in management fees and $0.4 and $1.7 million in interest income, respectively. For the three and nine months ended November 30, 2008, we accrued $0.5 and $1.5 million in management fees and $1.5 and $3.2 million in interest income, respectively. We did not earn any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.
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
We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the Management Agreement.
For the three and nine months ended November 30, 2009 we incurred $0.5 and $1.5 million in base management fees, respectively. For the three months ended November 30, 2009, we incurred no incentive management fees related to pre-incentive fee net investment income. For the nine months ended November 30, 2009 we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income. For the three and nine months ended November 30, 2009 we incurred no incentive management fees related to net realized capital gains. As of November 30, 2009, $0.5 million of base management fees and $2.6 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated balance sheet.
For the three and nine months ended November 30, 2008, we incurred $0.7 and $2.1 million in base management fees and $0.5 and $1.3 million in incentive fees related to pre-incentive fee net investment income. For the three and nine months ended November 30, 2008, we incurred no incentive management fees related to net realized capital gains.
As of November 30, 2009, the end of the third quarter of fiscal year 2010, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the third fiscal quarter of fiscal year 2009. Accordingly, the payment of the incentive fee for the quarter ended November 30, 2009 was deferred. The total deferred incentive fee payable at November 30, 2009 is $2.6 million.
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
For the three and nine months ended November 30, 2009 we incurred $0.2 and $0.5 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. For the three and nine months ended November 30, 2008 we incurred $0.2 and $0.8 million of administrator expenses, respectively. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million. Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three and nine months ended November 30, 2009 we have recorded $0.2 and $0.5 million in expense waiver reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statements of operations. For the three and nine months ended November 30, 2008 we have recorded $0.2 and $0.8 million in expense waiver and reimbursement, respectively.
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
On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of November 30, 2009, there was $43.8 million outstanding under the Revolving Facility. As of February 28, 2009, there was $59.0 million outstanding under the Revolving Facility. For the three and nine months ended November 30, 2009, we recorded $1.1 and $2.6 million of interest expense, respectively. For the nine months ended November 30, 2009, we recorded $0.6 million of amortization of deferred financing costs related to the Revolving Facility, and the interest rates during the quarter on the outstanding borrowings was 9.25%. For the three and nine months ended November 30, 2008, we recorded $0.6 and $2.0 million of interest expense and $43,964 and $132,858 of amortization of deferred financing costs related to the Revolving Facility, respectively, and the interest rates during the quarter on the outstanding borrowings ranged from 3.34% to 5.22%.
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
In March 2009, we amended the Revolving Credit Facility to increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, it was expected that we would have additional cushion under our Borrowing Base (as defined below) that would allow us to better manage our capital in times of declining asset prices and market dislocation. If we continue to be unable to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends.
At November 30, 2009 and February 28, 2009, we had $43.8 million and $59.0 million in borrowings under the Revolving Facility, respectively. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $12.1 million at November 30, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the November 30, 2009 Borrowing Base relies upon the valuations set forth in the August 31, 2009 quarterly report. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.
On July 30, 2009 we exceeded the permissible borrowing limit for 30 consecutive days, resulting in an event of default under our Revolving Facility that is continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under and Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. Please see Part II, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in the quarterly report on form 10-Q for the quarterly period ended May 31, 2009 for more information. Our lender has elected not to accelerate the obligation to date, but has reserved the right to do so. We continue to discuss possible solutions to the event of default with our lender.
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
Note 8. Interest Rate Cap Agreements
In April and May 2007, pursuant to the requirements of the Facilities, GSC Funding and GSC Funding II entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007 GSC Funding increased the notional under its agreement from $34.0 million to $40.0 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013 respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated balance sheet and changes in their fair value are included on the consolidated statement of operations.
The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of November 30, 2009, we did not receive any such payments as the LIBOR has not exceeded 8%. At November 30, 2009, the total notional outstanding for the interest rate caps was $66.4 million with an aggregate fair value of $0.07 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated balance sheet. For the three and nine months ended November 30, 2009, the Company recorded $0.02 million of unrealized depreciation and $0.03 million of unrealized appreciation, respectively, on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.
The table below summarizes our interest rate cap agreements as of November 30, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate Cap	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$51
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	22

	Net fair value				$73

The table below summarizes our interest rate cap agreements as of February 28, 2009 (dollars in thousands):

			Interest
Instrument	Type	Notional	Rate Cap	Maturity	Fair Value

Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$28
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12

	Net fair value				$40
Note 9. Directors Fees
The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the three and nine months ended November 30, 2009, we accrued $0.07 and $0.2 million for directors fees expense. As of November 30, 2009, we had not issued any common stock to our directors as compensation for their services.
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
Note 11. Earnings Per Share
In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
On November 13, 2009, we declared a dividend of $1.825 per share payable on December 31, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $0.25 per share.
Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009. The financial statements for the period ended November 30, 2009 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the nine months ended November 30, 2009, and November 30, 2008 (dollars in thousands except share and per share amounts):

Basic and diluted	November 30, 2009	November 30, 2008

Net decrease in net assets from operations	$(1,597)	$(7,307)
Weighted average common shares outstanding	8,542,983	8,291,384
Loss per common share-basic and diluted	$(0.19)	$(0.88)
Note 12. Dividend
The following tables summarize dividends declared during the three months ended November 30, 2009 and November 30, 2008 (dollars in thousands except per share amounts):

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

November 13, 2009	November 25, 2009	December 31, 2009	$1.825	$15,132

Total dividends declared			$1.825	$15,132

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount

May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 20, 2008	August 29, 2008	September 15, 2008	0.39	3,234

Total dividends declared			$0.78	$6,468

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.
Note 13. Financial Highlights
The following is a schedule of financial highlights for the nine months ended November 30, 2009 and November 30, 2008:

	November 30, 2009	November 30, 2008

Per share data:
Net asset value at beginning of period	$8.20	$11.80

Net investment income (1)	0.53	1.27
Net realized losses on investments and derivatives	(0.18)	(0.89)
Net unrealized depreciation on investments and derivatives	(0.53)	(1.26)

Net decrease in stockholders’ equity	(0.18)	(0.88)
Distributions declared from net investment income	(1.83)	(0.78)
Other (6)	(2.39)	—

Total distributions to stockholders	(4.22)	(0.78)

Net asset value at end of period	$3.80	$10.14
Net assets at end of period	$64,343,839	$84,094,745
Shares outstanding at end of period	16,940,109	8,291,384

Per share market value at end of period	$2.16	$1.55
Total return based on market value (2)	139.7%	(78.89)%
Total return based on net asset value (3)	(2.35)%	(7.46)%

Ratio/Supplemental data:
Ratio of net investment income to average net assets (4) (5)	8.07%	13.93%
Ratio of operating expenses to average net assets (4) (5)	9.05%	6.77%
Ratio of incentive management fees to average net assets (5)	0.65%	1.84%
Ratio of credit facility related expenses to average net assets (5)	6.41%	3.08%
Ratio of total expenses to average net assets (4) (5)	16.11%	11.69%

(1)	Net investment income excluding expense waiver and reimbursement equals $0.47 and $1.17 per share for the nine months ended November 30, 2009 and November 30, 2008, respectively.

(2)	Total return based on market value equals the change in market value of the Company’s shares taking into the account dividend distribution of $1.825 and assumes such dividend is reinvested in accordance with the terms of the dividend reinvestment plan at a price of $1.5099 per share to be consistent with ASC 505-20-S50 as more fully described in Note 11. For the nine months ended November 30, 2008, the total return based on market value equals the decrease in market value at November 30, 2008, of $9.49 per share over the price per share at February 29, 2008, of $11.04, plus the declared cash dividends of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the February 29, 2008 price per share. Total return based on market value is not annualized.

(3)	For the nine months ended November 30, 2009, the total return based on net asset value equals the change in net asset value during the period plus the declared cash dividend of $2,073,066 for stockholders of record on November 25, 2009, divided by the beginning net asset value during the period. For the nine months ended November 30, 2008, the total return based on net asset value equals the change in net asset value during the period plus the declared cash dividends of $0.39 per share for stockholders of record on May 30, 2008, and $0.39 per share for stockholders of record on August 29, 2008, divided by the beginning net asset value during the period. Total return based on net asset value is not annualized.

(4)	For the nine months ended November 30, 2009, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.11%, 8.01%, and 15.07%, respectively. For the nine months ended November 30, 2008, incorporating the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 15.08%, 5.62%, and 10.54%, respectively.

(5)	Annualized.

(6)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of period end.
Note 14. Related Party Transaction
On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. As of November 30, 2009, the fair value of the general partnership interest and limited partnership interest is $318.
On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 28, 2009, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of November 30, 2009, GSC Group and its affiliates own approximately 12% of the outstanding common shares of the Company.
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

Note 15. Subsequent Events
For the third quarter of 2009, the Company evaluated subsequent events through January 14, 2010, the date the financial statements were issued.
On December 7, 2009 the Company repaid $0.5 million of outstanding borrowings primarily from excess interest collections.
On December 23, 2009 the Company received full par redemptions of $3.0 million and $1.0 million related to Edgen Murray II, L.P. and GXS Worldwide, Inc., respectively. On January 7, 2010, the proceeds from these redemptions plus excess interest collections were used to make a repayment of $5.8 million of outstanding borrowings.
On December 31, 2009, we paid a dividend of $1.825 per share to shareholders of record as of the close of business on November 25, 2009. Shareholders had until December 17, 2009 to elect whether to receive the dividend in cash (up to an aggregate maximum cash amount of approximately $2.1 million or approximately 13.7% of the total dividend paid) or in shares of common stock. Due to the original terms of the dividend, shareholders who elected to receive cash received a combination of cash and common stock.
Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009. As previously mentioned in Note 11 the financial statements for the period ended November 30, 2009 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend.
Shareholders who elected to receive the dividend solely in shares of common stock and shareholders who did not make an election will receive 1.209 shares of common stock for each share of common stock they owned on the record date. Holders of approximately 39% of the Company’s common stock elected to receive only stock or did not make an election.
Shareholders electing to receive the dividend in all cash, will receive cash in the amount of $0.411 per share or 22.5% of the $1.825 dividend and 0.936 shares of common stock or 77.5% of the total dividend for each share of common stock they owned on the record date. Cash in lieu of fractional shares will be issued, if applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Part II, Item 1A in our quarterly reports on Form 10-Q for the quarterly periods ended May 31, 2009.
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
     The forward-looking statements contained in this quarterly report include statements as to:
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	declines in the value of the investments we have made;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments; and
•	continued access to our Revolving Facility and the decision by our lender to accelerate repayment of our outstanding bank indebtedness.
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
     We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of November 30, 2009, our portfolio consisted of $103.3 million of investments at fair value, in 29 portfolio companies and one CLO.
     Our portfolio is comprised primarily of investments in first and second lien leveraged loans issued by middle market companies and high yield bonds. Our strategy has been to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments have been sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans and high yield bonds are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” For purposes of this quarterly report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.
     While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our total assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of November 30, 2009, our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”), a CLO we manage, constituted 18.7% of our total assets. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future.
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
     Since the third quarter of fiscal year 2009 (November 30, 2008), due to constraints imposed by our Revolving Facility (as defined below), we have had limited investment activity in both the primary and secondary markets. The Company is working with the investment banking firm of Stifel, Nicolaus & Company, which it retained to evaluate strategic transaction opportunities and consider alternatives. There is no assurance that the exploration and evaluation of strategic opportunities and alternatives will result in any transaction.
     On July 30, 2009, we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility. During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, for the three months ended November 30, 2009, the interest rate on the Revolving Facility was 9.25%.
     Substantially all of our assets other than our investment in the subordinated notes of GSCIC CLO are held in a special purpose subsidiary and pledged under our Revolving Facility. We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds from the pledged assets are used to repay the Revolving Facility. In addition, during the continuance of an event of default, all interest proceeds from the pledged assets are also used to repay the Revolving Facility. As a result, the Company is required to fund is operating expenses and dividends solely from cash on hand, management fees earned from, and the proceeds of the subordinated notes of, GSCIC CLO. Please see Part II, Item 1A. “Risk Factors—Continuance of an Event of Default under our Revolving Facility and/or deferral of payments from GSCIC CLO may result in a shortage of working capital” in this quarterly report for more information.
     As of November 30, 2009, the Company remained in default on its Revolving Facility and as a result of the default, our lender has the right to accelerate repayment of the outstanding indebtedness and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. Please see Part II, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in the quarterly report on form 10-Q for the quarterly period ended May 31, 2009 for more information. To date, our lender has not accelerated the debt, but has reserved the right to do so. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.
     However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our outstanding debt, including any default interest. We continue to have discussions with our lender regarding resolutions of the default. The Company is also working with the investment banking firm Stifel, Nicolaus & Company, which it retained to evaluate strategic transaction opportunities and consider alternatives. We are focused on resolving the default and continuing to exist as a going concern.
     Revenues
     We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. Our debt investments, whether in the form of first and second lien term loans, mezzanine debt or high yield bonds, generally have terms of up to ten years, and bear interest at either a fixed or floating rate. Interest on debt is payable generally either quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity securities that pay dividends on a current basis.
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
     We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarterly periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and have continued to defer such payments through the current quarterly period; we have recorded a payable in respect of such deferred fees in the amount of $2.6 million as of November 30, 2009.
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

Portfolio and Investment Activity
Corporate Debt Portfolio Overview(1)

	At November 30, 2009		At February 28, 2009
	($ in millions)
Number of investments		38		42
Number of portfolio companies		29		35
Average investment size		$2.2		$2.3
Weighted average maturity	2.8	years	3.3	years
Number of industries		20		22
Average investment per portfolio company		$2.8		$2.8
Non-Performing or delinquent investments		$21.8		$0.4
Fixed rate debt (% of interest bearing portfolio)		$35.3(43.2%)		$40.3(41.8%)
Weighted average current coupon		11.7%		11.7%
Floating rate debt (% of interest bearing portfolio)		$46.5(56.8%)		$56.2(58.2%)
Weighted average current spread over LIBOR		7.1%		5.9%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and GSC Partners CDO GP III, LP.
     During the nine months ended November 30, 2009, we made no investments in new or existing portfolio companies and had $10.9 million in aggregate amount of exits and repayments, resulting in net repayments of $10.9 million for the period. During the nine months ended November 30, 2008, we made 17 investments in an aggregate amount of $28.3 million consisting of $23.0 million in new portfolio companies and $5.3 million to existing portfolio companies and $48.7 million in aggregate amount of exits and repayments, resulting in net repayments of $20.4 million for the period.
     During the three months ended November 30, 2009, we made no investments in new or existing portfolio companies and had $5.7 million in aggregate amount of exits and repayments, resulting in net repayments of $5.7 million for the period. During the three months ended November 30, 2008 we made 2 investments in an aggregate amount of $3.0 million consisting of $3.0 million in new portfolio companies and no investments in existing portfolio companies. Also during the three months ended November 30, 2008, we had $10.0 million in aggregate amount of exits and repayments, resulting in net repayments of $7.0 million in aggregate amount for the period.
     Due to unfavorable conditions in the credit market and constraints imposed by our Revolving Facility, we do not expect to make any further investments unless and until we obtain a new source of financing in place of our Revolving Facility.
     As of November 30, 2009, twelve investments in eight portfolio companies were non-performing or delinquent investments. Non-performing investments are investments in which the Company has stopped accruing interest income or for which the Company has established a partial or full reserve against the interest income accrual. Delinquent investments are investments that have missed a scheduled interest or maturity payment. Two of the delinquent investments did not make their respective maturity repayments, however, as of November 30, 2009, these two investments were performing and we accrued current interest income.

The non-performing or delinquent investments as of November 30, 2009 were as follows:

			Percentage of
Portfolio Company	Asset	Fair Value	Total Portfolio
		($ in thousands)
Terphane Holdings Corp.	Senior secured notes	$9,356	9.1%
Jason Incorporated	Unsecured notes	4,461	4.3
USS Mergerco, Inc.	Second lien term loan	2,693	2.6
Abitibi-Consolidated	First lien term loan	2,565	2.5
Targus Group International	Second lien term loan	1,802	1.7
Legacy Cabinets, Inc.	First lien term loan	444	0.4
Grant U.S. Holdings	Second lien term loan	318	0.3
Legacy Cabinets, Inc.	Second lien term loan	97	0.1
Brown Publishing Company	Second lien term loan	35	0.1

Total		$21,771	21.1%

     Our portfolio composition at November 30, 2009 and February 28, 2009 was as follows:
Portfolio composition

	At November 30, 2009		At February 28, 2009
	Percentage of	Weighted Average	Percentage of	Weighted Average
	Total Portfolio	Current Yield	Total Portfolio	Current Yield
First lien term loans	15.4%	7.8%	14.4%	6.8%
Second lien term loans	29.1	8.0	34.5	9.0
Senior secured notes	27.5	11.6	21.7	11.6
Unsecured notes	7.1	12.3	10.4	12.3
Structured Finance Securities	20.8	11.0	18.8	12.2
Equity/limited partnership interests	0.1	N/A	0.2	N/A

Total	100.0%	9.8%	100.0%	10.2%

     Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at November 30, 2009, was composed of $395.3 million in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009). We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at November 30, 2009, 97.7% of the GSCIC CLO portfolio investments were performing and over 92.5% of the GSCIC CLO portfolio investments had a CMR (as defined below) rating of Green or Yellow.
     GSC Group normally grades all of our investments using an internally developed credit and monitoring rating system (“CMR”). Prior to November 30, 2009 the CMR rating consists of two components: (i) a numerical debt score and (ii) a corporate letter rating.
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
     The corporate letter rating is based on several subjective criteria, including perceived financial and operating strength and covenant compliance. The corporate letter ratings range from (A) through (F) and are characterized as follows: (A) equals strong credit; (B) equals satisfactory credit; (C) equals special attention credit; (D) equals payment default risk; (E) equals payment default; and (F) equals restructured equity security.
     Effective November 30, 2009, the CMR consisted of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk.. The color ratings range from (Green) through (Red) and are characterized as follows: (Green) — strong credit; (Yellow) — satisfactory credit; (Red) — payment default risk, in payment default and/or significant restructuring activity.
     The CMR distribution of our investments at November 30, 2009 was as follows:
Portfolio CMR distribution

	At November 30, 2009
	Investments at	Percentage of
Color Score	Fair Value	Total Portfolio
	($ in thousands)
Green	$10,346	10.0%
Yellow	28,555	27.7
Red	42,904	41.5
N/A(1)	21,465	20.8

Total	$103,270	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.
     The CMR distribution of our investments at February 28, 2009 was as follows:
Portfolio CMR distribution

	At February 28, 2009
	Investments at	Percentage of
Numerical Debt Score	Fair Value	Total Portfolio
	($ in thousands)
1.00 - 1.99	$8,941	7.5%
2.00 - 2.99	33,831	28.5
3.00 - 3.99	49,076	41.2
4.00 - 4.99	4,614	3.9
5.00	—	—
N/A(1)	22,450	18.9

Total	$118,912	100.0%

	At February 28, 2009
	Investments at	Percentage of
Corporate Letter Rating	Fair Value	Total Portfolio
	($ in thousands)
A	$4,602	3.9%
B	36,818	30.9
C	42,700	35.9
D	11,668	9.8
E	674	0.6
F	—	—
N/A(1)	22,450	18.9

Total	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

     The following table shows the portfolio composition by industry grouping at fair value at November 30, 2009 and February 28, 2009.
Portfolio composition by industry grouping at fair value

	At November 30, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$21,464	20.8%	$22,341	18.8%
Packaging	9,356	9.1	10,070	8.5
Manufacturing	9,068	8.8	14,480	12.2
Consumer Products	7,196	7.0	7,843	6.6
Healthcare Services	7,101	6.9	6,010	5.0
Publishing	6,779	6.6	6,477	5.4
Apparel	6,464	6.3	6,616	5.5
Electronics	6,222	6.0	6,849	5.8
Homebuilding	4,895	4.7	3,490	2.9
Oil and Gas	4,648	4.5	7,359	6.2
Metals	4,151	4.0	5,693	4.8
Natural Resources	2,883	2.8	4,470	3.8
Environmental	2,693	2.6	3,592	3.0
Logistics	2,406	2.3	2,134	1.8
Financial Services	2,122	2.0	3,162	2.7
Food and Beverage	1,766	1.7	1,707	1.4
Printing	1,676	1.6	1,638	1.4
Software	953	0.9	773	0.6
Education	610	0.6	674	0.6
Building Products	541	0.5	1,426	1.2
Consumer Services	276	0.3	244	0.2
Chemicals	—	—	371	0.3
Insurance	—	—	1,493	1.3

Total	$103,270	100.0%	$118,912	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.
     The following table shows the portfolio composition by geographic location at fair value at November 30, 2009 and February 28, 2009. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.
Portfolio composition by geographic location at fair value

	At November 30, 2009		At February 28, 2009
	Investments at	Percentage of	Investments at	Percentage of
	Fair Value	Total Portfolio	Fair Value	Total Portfolio
	($ in thousands)
Midwest	$26,060	25.2%	$31,716	26.7%
Other(1)	21,464	20.8	22,449	18.9
West	16,769	16.2	16,137	13.6
Southeast	13,978	13.6	23,094	19.4
International	12,239	11.9	12,165	10.2
Northeast	11,807	11.4	12,578	10.6
Mid-Atlantic	953	0.9	773	0.6

Total	$103,270	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

Results of Operations
     Investment Income
     Total investment income was $3.5 million for the three months ended November 30, 2009 versus $6.4 million for the three months ended November 30, 2008, a decrease of $2.9 million or 44.5%. Total investment income was $12.0 million for the nine months ended November 30, 2009 versus $17.9 million for the nine months ended November 30, 2008, a decrease of $5.9 million or 33.1%. The composition of our investment income in each period was as follows:
Investment Income

	Three months ended		Nine months ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
	($ in thousands)
Interest from investments	$2,961	$5,722	$10,253	$16,072
Management of GSCIC CLO	511	518	1,549	1,530
Interest from cash and cash equivalents and other income	58	121	178	306

Total	$3,530	$6,361	$11,980	$17,908

     The decline in interest from investments for the three months ended November 30, 2009 versus the three months ended November 30, 2008 was primarily due to a reduction in income from the GSCIC CLO of $1.1 million, an increase in the allowance for impaired loans and bonds of $0.6 million, a reduction in income from investments that were sold of $0.3 million, and a decrease in market discount income and the LIBOR rate earned on floating rate investments between the periods of $0.6 million.
     The decline in interest from investments for the nine months ended November 30, 2009 versus the nine months ended November 30, 2008 was primarily due to an increase in the allowance for impaired loans and bonds of $1.9 million, a reduction in income from investments that were sold of $1.6 million, a reduction in income from the GSCIC CLO of $1.5 million, and a decrease in market discount income and the LIBOR rate earned on floating rate investments between the periods of $0.8 million.
     For the three and nine months ended November 30, 2009, total PIK income was $0.1 million and $0.7 million, respectively. For the equivalent periods in 2008, total PIK income was $0.2 million and $0.6 million, respectively.
     Operating Expenses
     Total operating expenses before manager expense waiver and reimbursement were $2.8 million for the three months ended November 30, 2009 versus $2.7 million for the three months ended November 30, 2008, an increase of $0.1 million, or 4.4%. Total operating expenses before manager expense waiver and reimbursement were $8.0 million for the nine months ended November 30, 2009 versus $8.2 million for the nine months ended November 30, 2008, a decrease of $0.2 million, or 2.3%. The composition of our operating expenses in each period was as follows:
Operating Expenses

	Three months ended		Nine months ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
	($ in thousands)
Interest and credit facility expense	$1,126	$694	$3,175	$2,151
Base management fees	463	654	1,516	2,108
Professional fees	715	272	1,397	933
Incentive management fees	—	542	322	1,289
Administrator expenses	172	241	516	751
Insurance expenses	220	174	650	518
Directors fees	72	73	217	212
General and administrative expenses	65	65	190	208

Total	$2,833	$2,715	$7,983	$8,170

     The change in operating expenses between the three months ended November 30, 2009 versus the three months ended November 30, 2008 was primarily attributable to the increase in interest and credit facility expense arising from an increase in the interest rate on our credit facility from the commercial paper rate plus 70 basis points to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00%, and a one time non-cash charge of $0.5 million as a result of the write-off of deferred financing costs on our credit facility, in each case, as a result of our July 30 event of default (please see “—Financial Condition, Liquidity and Capital Resources” below for more information). For the three and nine month periods ended November 30, 2009, the weighted average interest rate on the Revolving Facility was 9.25% and 6.21% respectively, compared to 3.99 and 3.89% for the same periods in the prior year. We also incurred an additional $0.5 million of non-recurring legal and professional fees associated with the engagement of Stifel, Nicolaus & Company and the evaluation of strategic transaction opportunities. This increase was balanced by a decrease in base management fees for the three and nine months ended November 30, 2009, resulting from the decrease in the average value of our total net assets and an incentive management fee not being earned for the three months ended November 30, 2009.
     For the three months ended November 30, 2009, we recorded $0.2 million in expense waiver and reimbursement from the administrator and Manager versus $0.2 million for the three months ended November 30, 2008. For the nine months ended November 30, 2009, we recorded $0.5 million in expense waiver and reimbursement from the administrator and Manager versus $0.8 million for the nine months ended November 30, 2008. The decline was due to a cost reduction initiative by the administrator which resulted in a smaller allocation of expenses.
     Net Realized Gains/Losses from Investments
     For the three months ended November 30, 2009, the Company had $0.5 million of net realized losses versus $7.3 million of net realized losses for the three months ended November 30, 2008. For the nine months ended November 30, 2009, the Company had $1.6 million of net realized losses versus $7.4 million of net realized losses for the nine months ended November 30, 2008. The most significant gains and losses for the nine months ended November 30, 2009 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
		($ in thousands)
Atlantis Plastics Films, Inc.(1)	First Lien Term Loan	$521	$—	$482
Asurion Corporation	First Lien Term Loan	1,930	(1,725)	205
Big Train, Inc.	First Lien Term Loan	493	(405)	88
Blaze Recycling & Metals, LLC	Senior Secured Notes	1,538	(2,495)	(957)
M/C Communications, LLC	First Lien Term Loan	853	(1,670)	(817)
Lyondell Chemical Company	First Lien Term Loan	1,233	(1,644)	(411)

(1)	The Company’s investment in Atlantis Plastics Films, Inc. was fully realized as of February 28, 2009. The net realized gain of $0.5 million is the result of additional liquidation proceeds received during the period ended November 30, 2009.
     Net Unrealized Appreciation/Depreciation on Investments
     For the three months ended November 30, 2009, the Company’s investments had an increase in net unrealized appreciation of $8.8 million versus an increase in net unrealized depreciation of $4.1 million for the three months ended November 30, 2008. For the nine months ended November 30, 2009, the Company’s investments had an increase in net unrealized depreciation of $4.6 million versus an increase in net unrealized depreciation of $10.4 million for the nine months ended November 30, 2008. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2009, were the following:

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
		($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,437	$9,356	$(1,081)	$1,656
McMillin Companies, LLC	Senior Secured Notes	7,315	4,895	(2,420)	1,385
Lyondell Chemical Company	First Lien Term Loan	—	—	—	1,273

				Total Unrealized	YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
		($ in thousands)
IDI Acquisition Corp.	Senior Secured Notes	$3,666	$3,566	$(100)	$1,095
Jason Incorporated	Unsecured notes	13,700	4,461	(9,239)	(5,417)
Energy Alloys, LLC	Second Lien Term Loan	6,200	2,422	(3,778)	(2,865)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,349	317	(6,032)	(2,281)
     The increase in unrealized depreciation in our investments in Jason Incorporated, Energy Alloy and Grant U.S. Holdings LLP were due to declining prospects for each of the companies. The unrealized appreciation in our investments in Terphane Holdings Corp., McMillin Companies, LLC and IDI Acquisition Corp. were due to an improvement in the outlook for these companies. The unrealized appreciation in our investment in Lyondell Chemical Company was due to the reversal of unrealized losses upon realization of this investment.
     The reasons for changes in the fair value of other portfolio investments must be considered on a case-by-case basis. However, two factors that we believe have had a significant impact on our portfolio overall are the market wide decrease in interest yield as a result of risk re-pricing and the cessation of forced liquidations of loan portfolios. For example, the average yield on the Credit Suisse High Yield Index decreased from 17.85% to 9.27% from February 28, 2009 to November 30, 2009 and the average bid price on the Credit Suisse Leveraged Loan Index increased from 65.13% to 84.96% from February 27, 2009 to November 30, 2009. While we continue to believe that positive and negative market-wide movements are not necessarily indicative of any changes in the condition or prospects of our portfolio investments, our valuation process requires us to take account of such conditions in determining the fair value of our portfolio.
     Net Unrealized Appreciation/Depreciation on Derivatives
     For the three months ended November 30, 2009, changes in the value of the interest rate caps resulted in an unrealized depreciation of $16,754 versus an unrealized depreciation of $1,419 for the three months ended November 30, 2008. For the nine months ended November 30, 2009, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized appreciation of $33,080 versus an unrealized depreciation of $29,745 for the nine months ended November 30, 2008.
     Changes in Net Asset Value from Operations
     For the three months ended November 30, 2009, we recorded a net increase in net assets resulting from operations of $9.1 million versus a net decrease in net assets resulting from operations of $7.6 million for the three months ended November 30, 2008. The difference is attributable to an increase in unrealized appreciation and a decrease in realized losses, which outweighed the decrease in net investment income between the two periods. Based on 9,051,711 weighted average common shares outstanding as of November 30, 2009 and 8,291,384 weighted average common shares outstanding as of November 30, 2008, our per share net increase in net assets resulting from operations was $1.01 for the three months ended November 30, 2009 versus a per share net decrease of $0.91 for the three months ended November 30, 2008.
     For the nine months ended November 30, 2009, we recorded a net decrease in net assets resulting from operations of $1.6 million versus a net decrease in net assets resulting from operations of $7.3 million for the nine months ended November 30, 2008. The difference is attributable to a decrease in unrealized depreciation and a decrease in realized losses, which outweighed the decrease in net investment income between the two periods. Based on 8,542,983 weighted average common shares outstanding as of November 30, 2009 and 8,291,384 weighted average common shares outstanding November 30, 2008, our per share net decrease in net assets resulting from operations was $0.19 for the nine months ended November 30, 2009 versus a per share net decrease in net assets resulting from operations of $0.88 for the nine months ended November 30, 2008.

Financial condition, liquidity and capital resources
     The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, advances from the Revolving Facility, as well as cash flows from operations. On March 28, 2007, we completed our IPO and issued 7,250,000 common shares and received net proceeds of $100.7 million. On April 11, 2007, we entered into a revolving securitized credit facility (the “Revolving Facility”). In response to the market wide decline in financial asset prices, which has negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. A significant percentage of our total investments has been pledged to secure our obligations under the Revolving Facility.
     At November 30, 2009, we had $43.8 million in borrowings under the Revolving Facility versus $59.0 million in borrowings at February 28, 2009. The actual amount that we are permitted to borrow under the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $12.1 million at November 30, 2009 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.
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
     During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, the interest rate during the three month period ended November 30, 2009 was 9.25%.
     For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the November 30, 2009 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended August 31, 2009. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC. If the November 30, 2009 valuations were used to calculate the Borrowing Base at November 30, 2009, the Borrowing Base would have been $11.9 million versus $12.1 million when using the August 31, 2009 valuations.
      Substantially all of our assets other than our investment in the subordinated notes of GSCIC CLO are held in a special purpose subsidiary and pledged under our Revolving Facility. We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds from the pledged assets are used to repay the Revolving Facility. In addition, during the continuance of an event of default, all interest proceeds from the pledged assets are also used to repay the Revolving Facility. As a result, the Company is required to fund its operating expenses and dividends solely from cash on hand, management fees earned from, and the proceeds of the subordinated notes of, GSCIC CLO. Please see Part II, Item 1A. “Risk Factors—Continuance of an Event of Default under our Revolving Facility and/or deferral of payments from GSCIC CLO may result in a shortage of working capital” in this quarterly report for more information.

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
     Our asset coverage ratio, as defined in the 1940 Act, was 247% at November 30, 2009 versus 215% at February 28, 2009.
     At November 30, 2009 and February 28, 2009, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At November 30, 2009		At February 28, 2009
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	($ in thousands)
Cash and cash equivalents	$5,460	5.0%	$6,356	5.0%
Cash and cash equivalents, securitization accounts	839	0.8	1,178	0.9
First lien term loans	15,922	14.5	17,118	13.5
Second lien term loans	30,084	27.4	41,043	32.5
Senior secured notes	28,431	25.9	25,832	20.4
Unsecured notes	7,309	6.7	12,381	9.8
Other/structured finance securities	21,464	19.6	22,341	17.7
Equity/limited partnership interests	60	0.1	198	0.2

Total	$109,569	100.0%	$126,447	100.0%

     On November 13, 2009, our Board of Directors declared a dividend of $1.825 per share payable on December 31, 2009, to common stockholders of record on November 25, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $0.25 per share.
Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.
Off-Balance Sheet Arrangements
     At November 30, 2009 and February 28, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate and our lender’s prime rate or, if the commercial paper market is unavailable, LIBOR and our lender’s prime rate. At November 30, 2009, we had $43.8 million of borrowings outstanding at a floating rate tied to the greater of the prevailing commercial paper rate and our lender’s prime rate plus a margin of 4.00% plus a default rate of 2.00% (or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%).
     In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At November 30, 2009, the aggregate interest rate cap agreement notional amount was $66.4 million.
     We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments at November 30, 2009 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.3 million to our interest income net of interest expense.
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
     The table below describes the primary inputs considered by our Board of Directors in determining the fair value of our investments at November 30, 2009:

		Percent of Total
	Fair Value	Investments
	($ in thousands)
Third party independent valuation firm	$41,589	40.2%
Market yield trend analysis and enterprise valuation	32,424	31.4
Discounted cash flow model	21,464	20.8
Readily available market maker, broker quotes	7,733	7.5
Other	60	0.1

Total fair valued investments	$103,270	100.0%

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
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Part II, Item 1A. “Risk Factors” in our quarterly reports on Form 10-Q for the quarterly periods ended May 31, 2009 and August 31, 2009.
     Continuance of an Event of Default under our Revolving Facility and/or deferral of payments from GSCIC CLO may result in a shortage of working capital.
     During the continuance of an event of default, interest proceeds from the assets pledged under our Revolving Facility that would otherwise be available to pay dividends of the Company are diverted to repay amounts owing under the Revolving Facility. As a result, the Company has recourse only to cash on hand and management fees earned from, and the proceeds of the subordinated notes of, GSCIC CLO, to fund its operating expenses and dividends. Management fees and subordinated note distributions from GSCIC CLO are also subject to deferral depending on the performance of the GSCIC CLO portfolio. If the event of default under the Revolving Facility continues, and/or distributions from GSCIC CLO are deferred, the Company may find itself with insufficient working capital to fund its operating expenses and/or pay dividends sufficient to comply with its RIC requirements. If such an event were to occur, the ability of the Company to continue to operate and/or comply with its RIC requirements could be seriously impaired.
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
Item 5. Other Information
     In November 2009, our principal executive offices were changed from New York City to Florham Park, New Jersey as a result of our investment advisor’s consolidating its U.S. operations in New Jersey.
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

GSC Investment CORP.

Date: January 14, 2010	By	/s/ Seth M. Katzenstein Seth M. Katzenstein
Chief Executive Officer and President, GSC
Investment Corp.

	By	/s/ richard t. allorto, jr.

Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.