Form 10-K
period 2010-02-28
GSC INVESTMENT CORP.
filed 2010-05-28
CIK 1377936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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

(973) 437-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2009 was approximately $13.1 million based upon a closing price of $1.5796 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of May 12, 2010 was 16,940,109.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 7, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to GSC Investment Corp., its subsidiaries and related companies, unless the context otherwise requires.  We refer to GSCP (NJ) L.P., our investment adviser, as “GSCP” or “the investment adviser” and together with its affiliates and subsidiaries, as “GSC Group.”

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

We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from GSC Partners CDO Fund III, Limited (“CDO Fund III”), a collateralized loan obligation (“CLO”) fund managed by our investment adviser. We used borrowings under our Facilities (as defined below) to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and GSC Partners CDO Fund Limited (“CDO Fund I”), a collateralized debt obligation fund managed by our investment adviser. As of February 28, 2010, our portfolio consisted of $89.4 million of investments in 27 portfolio companies and one CLO.

Significant Developments in Our Business

Since the third quarter of fiscal year 2009 (November 30, 2008), due to constraints imposed by our Revolving Facility (as defined below), we have had limited investment activity in both the primary and secondary markets.  On July 30, 2009, we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility that is continuing as of February 28, 2010.  As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under our credit facility and to foreclose and liquidate the collateral pledged thereunder.  Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations.  As of the date of this Annual Report, our lender has not accelerated the debt, but has reserved the right to do so.  There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.  In a report dated May 27, 2010, our independent registered public accountants have determined that there is substantial doubt regarding our ability to continue as a going concern as a result of our remaining in default of our Revolving Facility.  Please see Part I, Item 1A. “Risk Factors—Risks related to our liquidity and financial condition” for more information.

Substantially all of our assets other than our investment in the subordinated notes of GSC Investment Corp. CLO 2007, Ltd. ("GSCIC CLO") are held in a special purpose subsidiary and pledged under our Revolving Facility.  We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds from the pledged assets are used to repay the Revolving Facility. In addition, during the continuance of an event of default, all interest proceeds from the pledged assets are also used to repay the Revolving Facility.  As a result, the Company is required to fund its operating expenses and dividends solely from cash on hand, management fees earned from,  and the proceeds of the subordinated notes of, GSCIC CLO.  The deleveraging of the Company may significantly impair the Company’s ability to effectively operate.

In December 2008, the Company engaged the investment banking firm of Stifel, Nicolaus & Company, to evaluate strategic transaction opportunities and consider alternatives.  On April 14, 2010, the Company announced that it entered into a definitive agreement with Saratoga Investment Advisors, LLC (“Saratoga”) to execute a $55 million recapitalization plan that would cure the existing bank default.  Please see “Proposed Saratoga Transaction” below for more information.

GSC Group, the parent of our investment adviser, has been in negotiations with its secured lenders regarding a restructuring of its credit facility since defaulting on its credit facility in April 2009.  A combination of planned reductions and attrition has resulted in a decrease in the number of GSC employees from 85 at the end of fiscal year 2009 to 45 at the end of fiscal year 2010.  Additionally, on May 25, 2010, our Chief Financial Officer, Richard T. Allorto, Jr., who is an employee of GSC Group, announced his resignation effective July 15, 2010.  While we don’t believe these staffing changes have adversely affected our operations to date, additional attrition has the potential to adversely affect our operations in the future, as we rely on GSC Group for all of our employees.  In order to avoid a negative impact on our operations, GSC Group is preparing an appropriate succession plan for Mr. Allorto and securing alternative resources, including third party service providers, to insure adequate resources are available in the event of future attrition.

On May 25, 2010, our independent registered public accountants identified a material weakness in our internal control over financial reporting.  See Item 9A. “Controls and Procedures” for more information. In order to remediate the material weakness, we have requested that GSC Group provide us with additional support in order to improve our internal control over financial reporting.

Proposed Saratoga Transaction

On April 14, 2010, we entered into a stock purchase agreement (“the Stock Purchase Agreement”) with Saratoga and CLO Partners LLC (together with Saratoga, the “Investors”) and an assignment, assumption and novation agreement (the “Assignment Agreement”) with Saratoga, pursuant to which we assumed certain rights and obligations of Saratoga under the debt commitment letter (the “Madison Commitment Letter”) Saratoga received from Madison Capital Funding LLC (“Madison”), indicating Madison’s willingness to provide the Company with a $40 million senior secured revolving credit facility (the “Replacement Facility”), subject to the satisfaction of certain terms and conditions.  We refer to the transactions contemplated by the Stock Purchase Agreement collectively as the “Saratoga Transaction.”

If the conditions to closing under the Stock Purchase Agreement are satisfied, pursuant to the Stock Purchase Agreement, we will issue and sell to the Investors 9,868,422 shares of our common stock for an aggregate purchase price of approximately $15,000,000 at a price of $1.52 per share, in a private transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.  Concurrently with the closing of the Saratoga Transaction and pursuant to the terms of the Stock Purchase Agreement, we will (i) enter into the Replacement Facility with Madison; (ii) enter into a registration rights agreement with the Investors; (iii) enter into a trademark license agreement with Saratoga or one of its affiliates; and (iv) replace GSCP (NJ), L.P. as the Company’s investment adviser with Saratoga Investment Advisors, LLC, by executing the Investment Advisory and Management Agreement, subject to stockholder approval, and as the Company’s administrator with an affiliate of Saratoga by executing an Administration Agreement.  The Company and its current investment adviser, GSCP (NJ), L.P., have entered into a Termination and Release Agreement, to be effective as of the closing, pursuant to which GSCP (NJ), L.P., among other things, has agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the Saratoga Transaction but will continue to receive the base management fees earned through the date of the closing.

In addition, as a condition to closing of the Saratoga Transaction and in each case to be effective as of the closing, the Company is required to procure the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the Board and to elect Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of Saratoga, as members of the Board (the “Saratoga Directors”).  The Saratoga Directors will be elected by the Board to fill the vacancies created by the resignations described above and the Saratoga Directors will be appointed to the class of directors as determined by the Board in accordance with the Company’s organizational documents.  The Company’s stockholders will have the opportunity to vote for each of the Saratoga Directors when his class of directors is up for reelection.  In addition, all officers of the Company will resign at closing and the Board will appoint Mr. Oberbeck as the Company’s Chief Executive Officer and Mr. Petrocelli as the Company’s Chief Financial Officer and Chief Compliance Officer.

Promptly after closing of the Saratoga Transaction, the Company will change its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” and the Company intends to undertake a one-for-ten reverse stock split, pursuant to which each stockholder will receive one share of our common stock in exchange for every ten shares owned at that time.  After giving effect to the shares of common stock issued in connection with the Saratoga Transaction and the one-for-ten reverse stock split, the total number of shares of our common stock outstanding will be approximately 2.7 million.

The Company will use the net proceeds from the Saratoga Transaction and a portion of the funds available to it under the Replacement Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under our Revolving Facility due and payable as of the date of closing.

Following completion of the transactions contemplated by the Stock Purchase Agreement, the Investors and certain individuals affiliated with Saratoga and Saratoga Partners, including Messrs. Oberbeck and Petrocelli, will hold approximately 36.8% of the outstanding shares of common stock of the Company. Pursuant to the provisions of the 1940 Act, the Company will be deemed to be controlled by Mr. Oberbeck following consummation of the Saratoga Transaction.  Mr. Oberbeck is the Managing Partner of Saratoga Partners, an affiliate of Saratoga, and has been a member of its investment committee for 15 years.  Mr. Oberbeck is the primary investor in Saratoga, and CLO Partners LLC is an entity wholly-owned by Mr. Oberbeck.  Saratoga Partners has also provided Saratoga with an equity commitment letter, pursuant to which Saratoga Partners has agreed to fulfill and satisfy solely the payment obligations of Saratoga and CLO Partners under the Stock Purchase Agreement, subject to the satisfaction of certain terms and conditions, including the closing conditions described herein.

For more information about Saratoga, see “—About Saratoga” below and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 13, 2010.

Investments

Our portfolio is comprised primarily of investments in leveraged loans (comprised of both first and second lien term loans) issued by middle market companies and high yield bonds. We seek to create a diversified portfolio by investing up to 5% of our total assets in each investment, although the investment sizes may be more or less than the targeted range. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. Due to constraints imposed by our Revolving Facility, we have had limited investment activity in both the primary and secondary markets. The leveraged loans and high yield bonds that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. High yield bonds are typically subordinated to leveraged loans and generally unsecured, though a substantial amount of the high yield bonds that we currently own are secured. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody’s Investors Service (“Moody’s”) and/or Standard & Poor’s or, if not rated, would be rated below investment grade if rated. High yield bonds rated below investment grade are commonly referred to as “junk bonds.” As part of our long-term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this Annual Report, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.

While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of February 28, 2010, our investment in the subordinated notes of GSCIC CLO, a CLO we manage, constituted 18.7% of our total investments. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.

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

As of February 28, 2010, our portfolio consisted of $89.4 million in investments. We seek to create a diversified portfolio that includes leveraged loans, mezzanine debt and high yield bonds by investing up to 5% of our total investments in each portfolio company, although the investment sizes may be more or less than the targeted range. As of February 28, 2010, we invested in excess of 5% of our total investments in 6 of the 27 portfolio companies and the GSCIC CLO, but in each case less than 18.7% of our total investments, and our five largest portfolio company exposures represented approximately 48.1% of our total investments. As part of our long-term strategy, we also anticipate purchasing mezzanine debt and making equity investments in middle market companies.

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, structured finance vehicles, including CLOs, and debt of middle market companies located outside the United States. In January 2008, we purchased for $30 million all of the outstanding subordinated notes of GSCIC CLO, a $400 million CLO managed by us that invests primarily in leveraged loans. As of February 28, 2010, the GSCIC CLO portfolio consisted of $387.1 million in aggregate principal amount of investments in 143 obligors with an average obligor exposure of $2.7 million and $21.1 million in uninvested cash. The weighted average maturity of the portfolio is 4.0 years. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.

Prospective portfolio company characteristics

Our investment adviser utilizes the investment philosophy of its corporate credit and distressed investment group in identifying and selecting portfolio company investments. Our portfolio companies generally have one or more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well constructed balance sheets, including an established tangible liquidation value;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

Investment selection

In managing us, GSC Group employs the same investment philosophy and portfolio management methodologies used by its corporate credit and distressed investment group. Through this investment selection process, based on quantitative and qualitative analysis, GSC Group seeks to identify issuers with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Our investment adviser’s investment process emphasizes the following:

•	bottoms-up, company-specific research and analysis;

•	capital preservation, low volatility and minimization of downside risk; and

•	investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our investment adviser’s investment process generally includes the following steps:

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

•
Approval of the investment committee. After the approval of the group head, the investment is presented to the investment committee for approval. Sale recommendations made by the investment staff must also be approved by the investment committee. Purchase and sale recommendations over $10 million per issuer require unanimous and majority approval of the investment committee, respectively.  Our Chief Executive Officer, Seth M. Katzenstein, has sole discretionary authority to make purchases or sales below $10 million per issuer, subject to certain aggregate limits.

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

Leverage

In addition to funds available from the issuance of our common stock, we use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. As of February 28, 2010, our asset coverage ratio, as defined in the 1940 Act, was 250.0%.

On April 11, 2007, we entered into a $100 million revolving securitized credit facility with Deutsche Bank AG, New York Branch (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing.  In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. Effective January 14, 2009, we terminated the revolving period of the Revolving Facility and commenced a two-year amortization period during which all principal proceeds from the collateral will be used to repay outstanding borrowings. At the end of the two year amortization period, all advances will be due and payable. In March 2009 we amended the Revolving Credit Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization.

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

As of February 28, 2010, we had borrowed an aggregate of $37.0 million under the Revolving Facility. During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.

A significant percentage of our total investments have been pledged to secure our obligations under the Revolving Facility.

Dividends

We review dividends to our stockholders on a quarterly basis.  Our quarterly distributions, if any, will be determined by our Board of Directors and paid out of assets legally available for distribution.  Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to a dividend reinvestment plan.  However, since January 2009 we have suspended our quarterly dividends and have made only one distribution to our stockholders, in November 2009.  See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” below for more information.  Although we continue to review dividends on a quarterly basis, we do not expect to pay a dividend in every quarter.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.  For the 2009 calendar year the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2010 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2010, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We have distributed $2.83 per share of cash dividends to stockholders since we commenced operations in March 2007. Please see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional details. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

Subject to certain conditions, for taxable years ending on or before December 31, 2011, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.

About GSC Group. Our Investment Adviser

GSC Group was founded in 1999 by Alfred C. Eckert III, its Chairman and Chief Executive Officer. GSC Group specializes in complex credit-based alternative investment strategies. GSC Group is privately owned, has approximately 45 employees, and has offices in New Jersey and London. GSC Group conducts its investment advisory business through GSCP (NJ), L.P., an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) with over $6.7 billion of assets under management(1) as of December 31, 2009.

GSC Group operates in two main business lines: (i) the corporate credit and distressed investments group, which provides investment advisory and management services to the Company, is comprised of 12 investment professionals who manage approximately $3.6 billion of assets(1) in various collateralized loan and debt obligation funds, credit funds, and control distressed debt funds and (ii) the European lending group, which is comprised of 8 investment professionals who manage approximately $3.1 billion of assets(1) in various collateralized loan and debt obligation funds and mezzanine funds.

Our Chief Executive Officer, Seth M. Katzenstein, is a Senior Managing Director of GSC Group, and the Head of the GSC Group’s U.S. and European lending divisions with portfolio-management responsibility for the U.S. Corporate Debt business.  Mr. Katzenstein has over 13 years experience in corporate finance.  Mr. Katzenstein is supported by 12 investment professionals within GSC Group’s corporate credit and distressed investments group.  Our Chairman, Richard M. Hayden, retired from GSC Group in September 2009.

(1)
The methodology used by GSC Group to calculate its assets under management varies with the nature of the account and represents (i) the sum of cash, uncalled capital commitments, as applicable, and the market value of each investment or (ii) the principal balance of the underlying assets adjusted for defaulted securities plus the market value of equity securities, all as measured under the relevant account documents. In all cases, the fair value (as determined in accordance with U.S. GAAP) of the underlying assets may differ significantly from the assets under management as forth above. Assets under management does not include pooled investment vehicles comprised of asset-backed securities that are co-managed by GSC Group with a sub-advisor.

GSCP (NJ), L.P., our investment adviser, is responsible for administering our business activities and day-to-day operations. Our investment adviser is able to leverage GSC Group’s current investment platform, resources and existing relationships with financial institutions, financial sponsors and investment firms to provide us with attractive investment opportunities. In addition to deal flow, the GSC Group investment platform assists our investment adviser in analyzing and monitoring investments. GSC Group has been investing in corporate debt since its founding in 1999. In addition to having access to GSC Group’s investment professionals, we also have access to GSC Group’s administrative professionals who provide assistance in accounting, legal, compliance and investor relations.

Our relationship with GSC Group and our investment adviser

We currently have no employees, and each of our executive officers is also an employee of GSC Group. As of May 12, 2010, GSC Group and its affiliates owned 1,928,006 shares (11.4%) of our common stock and our directors, executive officers, and senior employees of GSC Group (managing director and above) owned an additional 316,430 shares (1.9%) of our common stock. Some, but not all, of these persons are required to file statements of beneficial ownership pursuant to Section 16 of the Exchange Act.

Pursuant to our investment advisory and management agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors.  Our investment adviser is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.  Under our investment advisory and management agreement, we have agreed to pay our investment adviser an annual base management fee based on our total assets, as defined under the 1940 Act (other than cash and cash equivalents but including assets purchased with borrowed funds), and an incentive fee based on our performance.  The investment advisory and management agreement renews automatically for additional one-year terms at the end of each year subject to certain approvals by our Board of Directors and/or our stockholders.  Our investment advisory and management agreement with our investment adviser has been renewed through March 21, 2011; however, if we consummate the proposed Saratoga Transaction, we will replace GSCP with Saratoga as our investment adviser and the outstanding incentive fees owed to GSCP will be waived.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expenses” below for more information.

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

In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser and its secured lenders have been in negotiations regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired. A material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility. See Item 1A “Risk Factors - Risk related to our Investment Advisor - We are dependent upon our investment advisor and its personnel.”

About Saratoga

If we consummate the proposed Saratoga Transaction, we will replace our investment adviser with Saratoga Investment Advisors, LLC, a Delaware limited liability company (“Saratoga”), which is an affiliate of Saratoga Partners and was formed in connection with the Saratoga Transaction.  Saratoga is an investment adviser that has registered with the SEC pursuant to the Investment Advisers Act of 1940 (as amended, the “Advisers Act”).  Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. since 1998.  Saratoga Partners has a 25-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, mezzanine investments, and senior and subordinated debt.  Christian L. Oberbeck is the Chief Executive Officer of Saratoga and the Managing Partner of Saratoga Partners and has been a member of its investment committee for 15 years.  Mr. Oberbeck is the primary investor in Saratoga Investment Advisors, LLC, and CLO Partners LLC is an entity wholly-owned by Mr. Oberbeck. Richard A. Petrocelli is the Chief Financial Officer and Chief Compliance Officer of Saratoga and a Managing Director of Saratoga Partners.  Prior to or at the closing of the Saratoga Transaction, the obligation to acquire certain of the shares of the Company’s common stock under the Stock Purchase Agreement will be assumed by certain individuals affiliated with Saratoga or Saratoga Partners.

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds, commercial and investment banks and commercial financing companies.  Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us.  For example, some competitors may have access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.  For additional information concerning the competitive risks we face, please see Part I, Item 1A “Risk Factors—Risks related to our business—We operate in a highly competitive market for investment opportunities.”

Staffing

We do not currently have any employees and do not expect to have any employees in the future.  Services necessary for our business will be provided by individuals who are employees of GSC Group, pursuant to the terms of the investment advisory and management agreement and the administration agreement.  We reimburse GSC Group for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations.  The amount payable to GSC Group under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock.  In addition, during the initial term of the administration agreement and the current renewal term (expiring March 2011), GSC Group has agreed to waive our reimbursement obligation under the administration agreement until our total assets exceed $500 million.  From the commencement of operations until March 23, 2008, GSC Group reimbursed us for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock.

If we consummate the proposed Saratoga Transaction, we will enter in administration agreement with the new investment adviser, Saratoga, on substantially the same terms as our administration agreement with our current manager except for the elimination of the waiver to be reimbursed by the Company.  For more information, see our Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 13, 2010.

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

(c)	satisfies either of the following:

(i)	does not have any class of securities listed on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)
is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company;

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(v)	meets such other criteria as may established by the SEC.

(2)	Securities of any eligible portfolio company which we control.

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, please see Part 1, Item 1A “Risk factors—Risks related to our operation as a BDC—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.”

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

Compliance with applicable laws

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

Co-investment

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including GSC Group, without the prior approval of our independent directors, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result, we are limited in our ability to negotiate the terms of any investment (except with respect to price) in instances where we are participating in such investments with other funds managed by our affiliates. Generally, we are prohibited from knowingly purchasing securities in a primary offering from a portfolio company the securities of which are already held by our affiliates or any other fund managed by our affiliates. However, if a portfolio company offers additional securities and existing securities are held by us and our affiliates or other funds managed by our affiliates, then we may participate in a follow-on investment in such securities on a pro-rata basis. We may also purchase securities in the secondary market of a company, the securities of which are already held by our affiliates or another fund managed by our affiliates.

We and our affiliates may in the future submit an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with funds managed by our affiliates where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors applicable to us. We believe that co-investment by the Company and funds managed by our affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Accordingly, any application would seek an exemptive order permitting us to negotiate more than price terms when investing with funds managed by our affiliates in the same portfolio companies. It is expected that any exemptive relief permitting co-investments on those terms would be granted, if at all, only upon the conditions, among others, that before such a co-investment transaction is effected, our investment adviser will make a written investment presentation regarding the proposed co-investment to the independent directors of the Company and the independent directors of the Company will review our investment adviser’s recommendation.

Moreover, it is expected that prior to committing to such a co-investment, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors of the Company would conclude that (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company and its stockholders on the part of any person concerned; (ii) the transaction is consistent with the interests of the stockholders of the Company and is consistent with the investment objectives and policies of the Company; and (iii) the co-investment by any fund managed by our affiliates would not disadvantage the Company in making its investment, maintaining its investment position, or disposing of such investment and that participation by the Company would not be on a basis different from or less advantageous than that of the affiliated co-investor.  There is no assurance that the application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

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

GSC Group has historically managed investment vehicles with similar or overlapping investment strategies and has a conflict resolution policy in place that will also address the co-investment restrictions under the 1940 Act. The policy is intended to ensure that we comply with the 1940 Act restrictions on transactions with affiliates. These restrictions will significantly impact our ability to co-invest with other funds managed by GSC Group. While the 1940 Act generally prohibits all “joint transactions” between entities that share a common investment adviser, the staff of the SEC has granted no-action relief to an investment adviser permitting purchases of a single class of privately-placed securities, provided that the investment adviser negotiates no term other than price and certain other conditions are satisfied. Neither our investment adviser nor any participant in a co-investment will have both a material pecuniary incentive and ability to cause us to participate with it in a co-investment. As a result, we only expect to co-invest on a concurrent basis with GSC Group’s funds when each fund will own the same securities of the issuer. If opportunities arise that would otherwise be appropriate for us and for one or more of GSC Group’s other funds to invest in different securities of the same issuer, our investment adviser will need to decide whether we or the other funds will proceed with the investment.

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

If there is an insufficient amount of an opportunity to satisfy the needs of all participants, the investment opportunity will generally be allocated pro-rata based on the initial investment amounts. Please see Part I, Item 1A “Risk Factors—Risks related to our business—There are conflicts of interest in our relationship with our investment adviser and/or affiliates of our investment adviser that could cause them to make decisions that are not in the best interests of our stockholders.” Subject to applicable law, GSC Group may modify its allocation procedures from time to time at its discretion.

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

In addition, we are subject to the corporate governance rules of the New York Stock Exchange (“NYSE”) Listed Company Manual.  At our next Annual Meeting of Stockholders, to be held on July 7, 2010, we will correct a violation of NYSE rules arising from the imbalance in the number of directors in each class of directors.  As a result of the decision of one Class II director not to stand for re-election in 2009, and the resignation of one GSC affiliated Class I director to maintain a majority of independent directors on our board, our board currently consists of one Class I director, one Class II director and three Class III directors.  As a result, our board will consist of two Class I directors, whose terms will expire at our 2011 annual meeting, one Class II director, whose term will expire at our 2012 annual meeting and two Class III directors, whose terms expire at our 2013 annual meeting. The violation will not result in a notation being added to the GNV ticker symbol or affect our listing so long as remedial measures are taken.  For more information, see our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.  We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

 Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

Risks related to our liquidity and financial condition

We have exceeded the permissible borrowing limits under our Revolving Facility, resulting in an event of default that permits our lenders to accelerate repayment of the outstanding indebtedness and foreclose and liquidate our assets.

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

As of February 28, 2010, approximately 71.2% of the collateral was deemed to be rated Caa2 or below by Moody’s and a further 15.4% of the collateral was deemed to be rated Caa1.  As a consequence, approximately 41.2% of securities pledged as collateral under our Revolving Facility are deemed to have a value of zero when calculating the Borrowing Base and has resulted in the Borrowing Base being less than our outstanding borrowings.  On July 30, 2009, we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility that is continuing.  As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under our credit facility and to foreclose and liquidate the collateral pledged thereunder.  Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations.

A forced liquidation of the pledged assets under our Revolving Facility may yield less than the fair value of the assets.

As a result of the continuing event of default under our Revolving Facility, our lender has the right to accelerate the outstanding indebtedness and liquidate the pledged assets.  Given the unfavorable conditions in the credit markets, the pledged assets may be liquidated for less than their fair value.  If the pledged assets are sold for less than fair value, we will incur realized losses that will negatively affect net asset value and may negatively affect the price of our common stock.  As a result, shareholders may realize less than the current net asset value of the common stock.

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

If the event of default under the Revolving Facility continues, and/or distributions from GSCIC CLO are deferred, the Company may find itself with insufficient working capital to fund its operating expenses and/or pay dividends sufficient to comply with its RIC requirements. If such an event were to occur, the ability of the Company to continue to operate and/or comply with its RIC requirements would be seriously impaired.

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern.

Our consolidated financial statements as of February 28, 2009 and 2010 and for the three years in the period ended February 28, 2010 were prepared on a “going concern” basis; however, our independent registered public accounting firm concluded in its report dated May 27, 2010 regarding those consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern as a result of our remaining in default under our Revolving Facility, which gives our lender the right to accelerate repayment of the outstanding indebtedness and foreclose and liquidate the collateral pledged.  This would have a material adverse effect on our liquidity, financial condition and operations.  Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Risks related to the proposed Saratoga Transaction

The Saratoga Transaction is subject to closing conditions, including approval by our stockholders, and, while pending, may cause disruption in our business.

The Saratoga Transaction requires approval by our stockholders and is subject to various closing conditions.  The Saratoga Transaction may also be terminated or abandoned by one or both parties under certain circumstances.  Even if the Saratoga Transaction is consummated, the success of the post-transaction company and any improvement in our financial condition and operations cannot be assured.

The announcement of the Saratoga Transaction, whether or not consummated, has and may continue to result in a loss of key personnel and may disrupt our operations, which may have an impact on our financial performance.  The Stock Purchase Agreement generally requires us to operate our business in the ordinary course pending consummation of the Saratoga Transaction, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals.  Additionally, the announcement of the pending Saratoga Transaction, whether or not consummated, may impact our relationships with third parties and investors.

Failure to consummate the Saratoga Transaction could negatively impact us and, if the pending Saratoga Transaction is not consummated, we will have incurred significant expenses and our stock price may decline.

If the Saratoga Transaction is not consummated, we would still remain liable for significant transaction costs and expenses, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed transaction.  Depending on the basis for not consummating the Saratoga Transaction, we could also be required to pay Saratoga a termination fee of $1.25 million or an expense reimbursement of up to $500,000.

In addition, if the Saratoga Transaction is not consummated, we have no assurance that our lender will continue to forbear exercising its remedial rights under the Revolving Facility and may take action against the collateral pledged under the Revolving Facility.  For these and other reasons, a failed transaction could adversely affect our business, operating results or financial condition.  In addition, the trading price of our securities could be adversely affected to the extent that the current price reflects an assumption that the Saratoga Transaction will be completed.  These matters, alone or in combination, could have a material adverse effect on our business and financial results.

Saratoga, the entity to become the Company’s investment adviser, subject to stockholder approval and consummation of the Saratoga Transaction, has no prior experience managing a business development company or a RIC.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other investment vehicles previously managed by the principals of Saratoga.  For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies.  Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements.  The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material.

Saratoga, the entity to become the Company’s investment adviser if approved by the vote of the Company’s stockholders and subject to the closing of the Saratoga Transaction, is a newly-formed entity and is newly-registered with the SEC as an investment adviser pursuant to the Advisers Act.  As a new entity, Saratoga does not have any prior experience managing a business development company or RIC and its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.  Saratoga also does not have a proven track-record in managing corporate debt investments and collateralized loan obligation funds.  Despite the 25-year history of Saratoga Partners, an affiliate of Saratoga, with a track record in private investments in middle market companies, there is no guarantee that Saratoga Partners’ past performance record will translate into future success.

Moreover, Saratoga intends to supplement its capabilities in the management of the Company’s investments by recruiting and hiring additional professionals with experience in the management of debt investments and collateralized loan obligations and to dedicate such individuals to the management of the Company.  Although Saratoga has represented that it has had discussions with a number of qualified individuals, and the Company’s independent directors have discussed with Saratoga their interviewing criteria and processes, including the caliber of individuals being considered for such positions, and have vetted such processes to their satisfaction and in consideration of their statutory duties to the Company, there is no guarantee that Saratoga will hire or will have hired a sufficient number of professionals with adequate experience in the Company’s line of business as of or after the closing of the Saratoga Transaction.

Even if consummated, the Saratoga Transaction may not achieve the intended results and our post-transaction company may not succeed.

Certain of our stockholders may view the post-transaction company as a different and less desirable investment vehicle for their capital, and sales of shares of our common stock by such stockholders could depress the share price of our common stock.  For this and the reasons set forth above, there can be no assurance that, if the Saratoga Transaction is consummated, the post-transaction company will succeed.

Risks related to current economic and market conditions

The recent global recession has impaired our portfolio companies and harmed our operating results.

The U.S. economy is tentatively recovering from a severe recession.  Many of the companies in which we have made or will make investments have been adversely affected. An economic recession, including the recent recession and any future recessions or economic slowdowns, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering.  Such adverse economic conditions may decrease the value of collateral securing our loans, if any. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may also incur expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by the Board of Directors. Decreases in the values of our investments are recorded as unrealized depreciation. The recent unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio.  As a result, we have incurred and, depending on market conditions, we may continue to incur, significant unrealized depreciation in our portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Our common stock could be delisted from the New York Stock Exchange if our average market capitalization over 30 consecutive trading days is below $15 million.

In order to maintain our listing on the New York Stock Exchange (“NYSE”), we must continue to meet the NYSE minimum average market capitalization requirement. At February 28, 2010, our minimum average market capitalization over the preceding 30 consecutive trading days was $28.3 million. If the average market capitalization over 30 consecutive trading days falls below $15.0 million, our common stock may be delisted, which could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially and adversely impact our results of operations and financial condition.

Risks related to our investment advisors

We are dependent upon our investment adviser and its personnel.

We depend on the diligence, skill and network of business contacts of our investment adviser’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities and on our investment advisor’s non-investment professionals for the provision of our administrative services, including legal, compliance and accounting services, necessary for our business. The departure of a significant number of the investment and non-investment professionals of our investment adviser could have a material adverse effect on our ability to operate and achieve our investment objectives.

In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser and its secured lenders have been in negotiations regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired. A material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.

At February 28, 2010, our investment advisor employed approximately 45 persons, down from 85 at February 28, 2009. The corporate credit and distressed investment group, which provides investment advisory and management services to the Company, employed 12 investment professional at February 28, 2010 down from 19 at February 28, 2009. On May 25, 2010, our CFO, Richard T. Allorto, Jr., announced his resignation from the Company and GSC Group, to take effect on July 15, 2010.

The Board of Directors of the Company actively monitors the financial condition of GSC Group to ensure that adequate resources are available to the Company. We expect GSC Group to continue to provide the necessary resources to the Company, supplemented with third party service providers, when and if necessary. If adequate resources are not available and the Company is not able to employ a replacement investment advisor, the Company’s ability to operate and achieve its investment objectives may be materially impaired.

If we consummate the proposed Saratoga Transaction, we will replace our current investment adviser, GSCP, with a new investment adviser, Saratoga.  Saratoga has no experience managing a BDC or a RIC, and we can provide no assurance that the past performance of Saratoga Partners, the parent affiliate of Saratoga, will translate into future success.  In addition, we cannot assure you that Saratoga will remain our investment adviser or that we will continue to have access to Saratoga’s investment professionals or its information and deal flow.

Our Chief Financial Officer, Richard T. Allorto, Jr., announced his resignation effective July 15, 2010.

On May 25, 2010, our Chief Financial Officer, Richard T. Allorto, Jr., announced his resignation effective July 15, 2010.  The departure of Mr. Allorto may have an adverse effect on our business and future operations if GSC is unable to procure an adequate replacement, particularly if the Saratoga Transaction is not consummated in the near future or at all.  In order to avoid a negative impact on our operations, GSC Group is preparing an appropriate succession plan.  However, we can provide no assurance that GSC will be able to find a timely and adequate replacement for Mr. Allorto.  Furthermore, a significant leadership change is inherently risky and we may be unable to manage the transition to a new CFO smoothly, which may cause a disruption to our business and could materially and adversely affect our business, financial condition and results of operations.

Risks related to our business

We employ leverage.

We currently use the Revolving Facility to leverage our portfolio and our strategy includes borrowing from and issuing senior debt securities to banks and other lenders, subject to market conditions, as well as securitizing certain of our portfolio investments.  However, under current market conditions, we are not in a position to issue senior debt securities on acceptable terms.

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

For example, the amount we may borrow under our Revolving Facility is determined, in part, by the fair value of our investments. As the fair value of our investments declines, we are forced to sell investments at a loss to maintain compliance with our borrowing limits.  We are currently in default of our Revolving Facility for failure to maintain compliance with our borrowing limits.  Other debt facilities we may enter into in the future, including the proposed Replacement Facility, contain similar provisions. Such forced sales reduce our net asset value and also make it difficult for the net asset value to recover.

Our investment adviser and our Board of Directors in their best judgment nevertheless may determine to use leverage if they expect that the benefits to our stockholders of maintaining the leveraged position will outweigh the risks.

We need to find alternative sources of leverage and/or access the equity markets to maintain and grow our business.

We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds of our pledged investments are used to reduce the outstanding borrowings under the Revolving Facility.  In addition, during the continuance of the event of default that exists under our Revolving Facility, all interest proceeds from the pledged assets are also used to repay the Revolving Facility.  As a result, the Company is required to fund its operating expenses and dividends solely from cash on hand, management fees earned from,  and the proceeds of the subordinated notes of, GSCIC CLO.

On the second anniversary of the amortization period, all remaining outstanding borrowings under the Revolving Facility will become due and payable. As a result of these mandatory repayments, our investment portfolio will begin to de-leverage commencing with the payment of the first principal proceeds on our portfolio, and must be completely deleveraged in two years, unless we can obtain an alternative source of financing.

On April 14, 2010, we entered into the Stock Purchase Agreement with Saratoga  and CLO Partners LLC and an assignment, assumption and novation agreement with Saratoga, pursuant to which we assumed certain rights and obligations of Saratoga under the Madison Commitment Letter Saratoga received from Madison, indicating Madison’s willingness to provide the Company with a $40 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions.  However, if the Saratoga Transaction is not consummated and we do not receive the Replacement Facility from Madison, given the unfavorable conditions in the credit markets, there is no assurance we will be able to secure new financing or, if we are able to obtain financing, that the terms of such financing will be commensurate with the terms of the Revolving Facility.  Because our ability to generate net investment income is based, in part, on the use of relatively inexpensive financing available under the Revolving Facility to purchase portfolio assets, the amortization of the Revolving Facility will negatively impact our ability to generate investment income (and pay dividends) in the future.

Because the amount of leverage we can employ is limited by the 1940 Act, our ability to grow depends on raising additional equity capital notwithstanding the availability of additional leverage. Under current market conditions, we are not in a position to issue additional equity capital.  An inability to access the equity capital markets will limit our ability to grow our business and fully execute our business strategy.

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

Our independent registered public accountants have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

Our independent registered public accountants have identified a material weakness in our internal control over financial reporting.  In particular, we did not maintain effective controls over the accounting and disclosure of complex investment valuations.  The material weakness related to an error in the valuation reconciliation for certain investments.  This error occurred as a result of an inadequate internal review and reconciliation of the inputs used in preparing the complex investment valuations.   In order to remediate the material weakness, we have requested that GSC Group provide us with additional staff and support in order to improve our internal control over financial reporting.

These control deficiencies resulted in adjustments to our consolidated financial statements for the year ended February 28, 2010.  If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.  In addition, we face the risk that, notwithstanding our efforts to identify and remedy all material errors in those financial statements, we may discover other errors in the future.  We also face the risk that the cost of identifying and remedying the errors and remediating our material weakness in internal controls will be high and could have a material adverse effect on our financial condition and results of operations.

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

The proposed investment advisory and management agreement with Saratoga is substantially similar to the investment advisory and management agreement with our current investment adviser, except for the following material distinctions in the fee terms:

•
The capital gains portion of the incentive fee will be reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee, and Saratoga will be entitled to 20% of gains that arise after May 31, 2010.  In addition, the cost basis for computing realized losses on investment held by the Company as of May 31, 2010 will equal the fair value of such investment as of such date.  Under the investment advisory and management agreement with our current investment adviser, the capital gains fee is calculated from March 21, 2007, and the gains are substantially outweighed by losses.

•
Under the “catch up” provision, 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga.  This will enable Saratoga to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga will receive 20% of any additional net investment income.  Under the investment advisory and management agreement with our current investment adviser, GSCP only receives 20% of the excess net investment income over 1.875%.

•
The Company will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

Our investment adviser’s incentive compensation may cause it to pursue a high risk investment strategy.

The incentive fee payable to the investment adviser may create an incentive for the investment adviser to make investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the investment adviser is determined (in the case of GSCP, 20% of the pre-incentive fee net investment income that exceeds a hurdle rate of a 1.875% quarterly return on the value of net assets, and in the case of Saratoga, 100% of the pre-incentive fee net investment income that exceeds a hurdle rate of a 1.875% quarterly return on the value of net assets, up to 2.344% in any quarter) may encourage the investment adviser to use leverage to increase the return to the Company’s investments. If the investment adviser acquires poorly-performing assets with such leverage, the loss to holders of the shares could be substantial. Moreover, if our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender. Our Board of Directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Our financial condition and results of operation depend on our ability to manage future investments effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the employees of our investment adviser have substantial responsibilities in connection with their roles at GSC Group and with the other GSC Group investment vehicles as well as responsibilities under the investment advisory and management agreement. Likewise, if the proposed Saratoga Transaction is consummated, the executive officers of our new investment adviser will have substantial responsibilities in connection with their roles at Saratoga and with other Saratoga investment vehicles as well as responsibilities under the investment advisory and management agreement.  They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our investment adviser may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition.

There are conflicts of interest in our relationship with our investment adviser and/or affiliates of our investment adviser that could cause them to make decisions that are not in the best interests of our stockholders.

Subject to the restrictions of the 1940 Act, we may co-invest in investments of portfolio companies on a concurrent basis with other investment vehicles managed by affiliates of our investment adviser, such as GSC Group, or, if we consummate the proposed Saratoga Transaction, Saratoga.  An affiliate-managed investment vehicle may, in certain circumstances, invest in securities issued by a company in which we have made, or are making, an investment. Similarly, in certain circumstances, we may invest in securities issued by a company in which another affiliate-managed investment vehicle has made an investment. Although certain such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions. These conflicts may include:

Co-Investment. We are prohibited from co-investing with other investment vehicles managed now or in the future by our affiliates in certain investments of portfolio companies in instances where our affiliates negotiate terms other than price. In instances where we co-invest with an affiliate-managed investment vehicle, while we will invest on the same terms and neither we nor the affiliate-managed investment vehicle may negotiate terms of the transaction other than price, conflicts of interest may arise. For example, if an investee company in which both we and an affiliate-managed investment vehicle have invested becomes distressed, and the size of our relative investments varies significantly, the decisions relating to actions to be taken could raise conflicts of interest.

Conflicts in Different Parts of Capital Structure. If a portfolio company in which we and another affiliate-managed investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest. For example, a debt holder may be better served by a liquidation of the issuer in which it will be paid in full, whereas an equity holder might prefer a reorganization that could create value for the equity holder.

Potential Conflicting Positions. Given our investment objectives and the investment objectives of other affiliate-managed investment vehicles, it is possible that we may hold a position that is contrary to a position held by another affiliate-managed investment vehicle. For example, we could hold a longer term investment in a certain portfolio company and at the same time another affiliate-managed investment vehicle could hold a short-term position in the same company. Our affiliates make each investment decision separately based upon the investment objective of each of their clients.

Shared Legal Counsel. We and other affiliate-managed investment vehicles generally engage common legal counsel in transactions in which both are participating or with respect to matters that may affect both. Although separate counsel may be engaged, the time and cost savings and other efficiencies and advantages of using common counsel will generally outweigh the disadvantages. In the event of a significant dispute or divergence of interests, typically in a work-out or other distressed situation, separate representation may become desirable, and in litigation and other circumstances, separate representation may be necessary.

Allocation of Opportunities. Our investment adviser provides investment management, investment advice or other services in relation to a number of investment vehicles that focus on corporate credit, distressed debt, mezzanine investments and structured finance products and have investment objectives that are similar to or overlap with ours. Investment opportunities that may be of interest to us may also be of interest to our affiliates’ other investment vehicles, and our affiliates may buy or sell securities for us which differ from securities which they may cause to be bought or sold for other investment vehicles. Our affiliates have greater interests in other investment vehicles they manage, including greater capital commitments to, or larger fees earned from, such investment vehicles. These differing interests may create a conflict of interest for our affiliates in determining which investment vehicle should pursue a given investment opportunity.

Material Nonpublic Information. Our affiliates or their employees, officers, principals or affiliates may come into possession of material nonpublic information in connection with business activities unrelated to our operations. The possession of such information may limit our ability to buy or sell securities or otherwise participate in an investment opportunity or to take other action we might consider in our best interest.

Cross-Trading. Subject to applicable law, we may engage in transactions directly with other investment vehicles managed by our affiliates, including the purchase or sale of all or a portion of a portfolio investment. Cross-trades can save us brokerage commissions and, in certain cases, related transaction costs. Cross-trades between affiliates may create conflicts of interest with respect to certain terms of the transaction, including price. The 1940 Act imposes substantial restrictions on cross-trades between us and investment vehicles managed by our affilaites. As a result, our Board of Directors has adopted cross-trading procedures designed to ensure compliance with the requirements of the 1940 Act and will regularly review the terms of any cross-trades.

We may compete with investment vehicles of our parent affiliate for access to our parent affiliate.

Our investment adviser and its affiliates have sponsored and currently manage other investment vehicles with an investment focus that overlaps with our focus, and may in the future sponsor or manage additional investment vehicles with an overlapping focus to ours, which, in each case, could result in us competing for access to the benefits that we expect our relationship with our parent affiliate to provide to us.

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

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement.  Pursuant to the investment advisory and management agreement, our investment adviser and its general partner, officers and employees are not liable to us for their acts, under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its general partner, officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of our investment adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement.  These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.  If we enter into the proposed Saratoga Transaction, the new investment advisory and management agreement will contain substantially the same indemnification provisions as under our current investment advisory and management agreement.

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

At February 28, 2010, our investment in the subordinated notes of GSCIC CLO had a fair value of $16.7 million and constituted 18.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2010, was composed of $387.1 million in aggregate principal amount of primarily senior secured first lien term loans and $21.1 million in uninvested cash. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSCIC CLO and interest on the debt issued by GSCIC CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSCIC CLO and for reinvestment or repayment of GSCIC CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee is subordinated to the payment of interest and principal on GSCIC CLO’s debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

If the Saratoga Transaction is not consummated, provisions of our governing documents and the Maryland General Corporation Law could deter future takeover attempts and have an adverse impact on the price of our common stock.

We are governed by our charter and bylaws, which we refer to as our “governing documents.”

Our governing documents and the Maryland General Corporation Law contain provisions that, to the extent that the Saratoga Transaction is not consummated, may have the effect of delaying, deferring or preventing a future transaction or change in control of us that might involve a premium price for our stockholders or otherwise be in their best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or physical properties materially important to our business. Our corporate office is located at 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932. Our telephone number is (973) 437-1000. We believe that our office facilities are suitable and adequate for our business as currently conducted and as reasonably foreseeable.

Item 3. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on the NYSE under the symbol “GNV” and started trading on March 23, 2007 at an initial public offering price of $15.00 per share. Prior to such date there was no public market for our common stock. Set forth below are the net asset value per share of our common stock and the range of high and low closing sales prices for our common stock for each full quarterly period for the years ended February 28, 2009 and 2010.

		Price Range
Fiscal 2009	NAV(1)	High	Low
First Quarter	$11.75	$10.67	$9.30
Second Quarter	$11.05	$11.05	$9.16
Third Quarter	$10.14	$10.86	$1.10
Fourth Quarter	$8.20	$3.15	$1.55

Fiscal 2010	NAV(1)	High	Low
First Quarter	$8.85	$3.95	$1.50
Second Quarter	$6.91	$3.49	$2.09
Third Quarter	$3.80	$3.71	$1.70
Fourth Quarter	$3.27	$2.09	$1.42

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

Holders

As of May 12, 2010, there were 13 holders of record of our common stock (including Cede & Co.).

Dividend Policy

The following table summaries our dividends or distributions declared during fiscal 2009 and 2010:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$0.39
August 19, 2008	August 29, 2008	September 15, 2008	$0.39
December 8, 2008	December 18, 2008	December 29, 2008	$0.25
Total Dividends Declared for Fiscal 2009			$1.03
November 13, 2009	November 25, 2009	December 31, 2009	$1.825
Total Dividends Declared for Fiscal 2010			$1.825

We review dividends to our stockholders out of assets legally available for distribution on a quarterly basis.  Our quarterly distributions, if any, will be determined by our Board of Directors.  Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to a dividend reinvestment plan.  However, since January 2009 we have suspended our quarterly dividends and have made only one distribution to our stockholders, in November 2009.  Although we continue to review dividends on a quarterly basis, we do not expect to pay a dividend in every quarter. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.  For the years ended February 28, 2010 and 2009, provisions of $27,445 and $140,322, respectively were recorded for federal exercise taxes.  In order to maintain our qualification as a RIC, we expect to declare dividends payable from our fiscal year 2010 earnings prior to November 15, 2010 and to distribute such dividends prior to February 28, 2011.  We may elect to withhold from distribution a portion of our ordinary income for the 2010 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2010, if any, and, if we do so, we would expect to incur federal excise taxes again as a result.

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

Subject to certain conditions, for taxable years ending on or before December 31, 2011, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. The decision to make such distributions will be made by our Board of Directors.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2010. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Issuer purchases of equity securities

We did not purchase any shares of our common stock in the open market during the year ended February 28, 2010.

Item 6. Selected Financial Data

As of February 28, 2007, the Company (including its predecessors) had not yet commenced operations. The following selected financial and other data for the years ended February 28, 2010 and 2009 and February 29, 2008 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

GSC INVESTMENT CORP.
SELECTED FINANCIAL DATA
(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008

Income Statement Data:
Interest and related portfolio income:
Interest	$13,324	$21,142	$20,744
Management fee and other income	2,293	2,245	642
Total interest and related portfolio income	15,617	23,387	21,386
Expenses:
Interest and credit facility financing expenses	4,096	2,605	5,031
Base management and incentive management fees(1)	2,278	4,432	3,650
Administrator expenses	671	961	892
Administrative and other	3,502	2,433	2,766
Expense reimbursement	(671)	(1,010)	(1,789)
Total operating expenses	9,876	9,421	10,550
Net investment income before income taxes	5,741	13,966	10,836
Income tax expenses, including excise tax	(27)	(140)	(89)
Net investment income	5,714	13,826	10,747
Realized and unrealized gain (loss) on investments and derivatives
Net realized gain (loss)	(6,654)	(7,143)	3,908
Net change in unrealized loss	(9,523)	(27,998)	(20,106)
Total net loss	(16,177)	(35,141)	(16,198)
Net decrease in net assets resulting from operations	$(10,463)	$(21,315)	$(5,451)

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008

Per Share:
Earnings (loss) per common share — basic and diluted(2)	$(0.99)	$(2.57)	$(0.70)
Net investment income per share — basic and diluted(2)	$0.54	$1.67	$1.38
Net realized and unrealized gain (loss) per share — basic and diluted(2)	$(1.52)	$(4.24)	$(2.08)
Dividends declared per common share(3)	$1.83	$1.03	$1.55
Statement of assets and liabilities Data:
Investment assets at fair value	$89,373	$118,912	$172,837
Total assets	96,935	130,662	192,842
Total debt outstanding	36,992	58,995	78,450
Stockholders’ equity	55,478	68,014	97,869
Net asset value per common share	$3.27	$8.20	$11.80
Common shares outstanding at end of year	16,940,109	8,291,384	8,291,384
Other Data:
Investments funded	$—	$28,260	$314,003
Principal collections related to investment repayments or sales	$15,185	$49,195	$141,772
Number of portfolio investments at year end	41	45	46
Weighted average yield of income producing debt investments — Non-control/non-affiliate	9.6%	9.7%	10.7%
Weighted average yield on income producing debt investments — Control	8.3%	12.2%	8.2%

(1)	See note 7 in consolidated financial statements.

(2)	For the years ended February 28, 2010 and 2009 and February 29, 2008, amounts are calculated using weighted average common shares outstanding of 10,613,507, 8,291,384 and 7,761,965, respectively.

(3)	Based on 8,291,384 common shares outstanding.

Quarterly Data

	2010				2009
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	($ in thousands, except per share numbers)
				(Unaudited)
Interest and related portfolio income	$3,637	$3,530	$3,685	$4,764	$5,480	$6,361	$5,835	$5,715
Net investment income	1,201	869	1,080	2,564	3,288	3,887	3,455	3,195
Net realized and unrealized gain (loss)	(10,067)	8,258	(17,168)	2,800	(17,296)	(11,438)	(6,023)	(384)
Net increase (decrease) in net assets resulting from operations	(8,866)	9,128	(16,088)	5,364	(14,008)	(7,551)	(2,567)	2,811
Net investment income per common share at end of each quarter	$0.07	$0.10	$0.13	$0.31	$0.40	$0.47	$0.42	$0.39
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.59)	$0.91	$(2.07)	$0.34	$(2.09)	$(1.38)	$(0.73)	$(0.05)
Dividends declared per common share	$–	$1.825	$–	$–	$–	$0.25	$0.39	$0.39
Net asset value per common share	$3.27	$3.80	$6.91	$8.85	$8.20	$10.14	$11.05	$11.75

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

We used the net proceeds of our IPO to purchase approximately $100.7 million in aggregate principal amount of debt investments from CDO Fund III, a CLO fund managed by our investment adviser. We used borrowings under our credit facilities to purchase approximately $115.1 million in aggregate principal amount of debt investments in April and May 2007 from CDO Fund III and CDO Fund I, a collateralized debt obligation fund managed by our investment adviser. As of February 28, 2010, our portfolio consisted of $89.4 million, principally invested in 27 portfolio companies and one CLO.

Recent Developments

On April 14, 2010, we entered into the Stock Purchase Agreement with Saratoga and CLO Partners LLC, pursuant to which, subject to approval by our stockholders and the satisfaction of certain closing conditions described therein, we intend to consummate the Saratoga Transaction whereby Saratoga will acquire approximately 37% of our common stock, appoint Saratoga as our new investment adviser, replace our existing Revolving Facility with the Replacement Facility with Madison, and replace our two GSC Group-affiliated board members and all of our executive officers, resulting in a change of control of the Company.  For more information regarding the proposed Saratoga Transaction, see Part I, Item 1. “Business—Proposed Saratoga Transaction.”

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

The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the current one-year term of the administration agreement (expiring March 21, 2011), GSC Group has waived our reimbursement obligation under the administration agreement until our total assets exceed $500 million.

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

We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and have continued to defer such payments through the current quarterly period.  For the fiscal year ended February 28, 2010, the Company owes GSCP $2.3 million in fees for services provided to the Company for the 2010 fiscal year; as of April 30, 2010, $2.3 million remained unpaid, with $435,000 to be paid on or about May 28, 2010 and the remaining $1.9 million to be waived if the Saratoga Transaction is consummated.  GSCP will no longer provide services to us if the Saratoga Transaction is consummated.

If we consummate the proposed Saratoga Transaction, the terms of the investment advisory and management agreement with our new investment adviser, Saratoga, will be substantially similar to the terms of our current agreement with GSCP, except for the following material distinctions in the fee terms:

•
The capital gains portion of the incentive fee will be reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee, and Saratoga will be entitled to 20% of gains that arise after May 31, 2010.  In addition, the cost basis for computing realized losses on investment held by the Company as of May 31, 2010 will equal the fair value of such investment as of such date.  Under the investment advisory and management agreement with our current investment adviser, the capital gains fee is calculated from March 21, 2007, and the gains are substantially outweighed by losses.

•
Under the “catch up” provision, 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga.  This will enable Saratoga to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga will receive 20% of any additional net investment income.  Under the investment advisory and management agreement with our current investment adviser, GSCP only receives 20% of the excess net investment income over 1.875%.

•
The Company will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview(1)

	At February 28, 2010		At February 28, 2009		At February 29, 2008
	($ in millions)
Number of investments		38		42		43
Number of portfolio companies		27		35		36
Average investment size		$1.9		$2.3		$3.3
Weighted average maturity	2.5	years	3.3	years	3.8	years
Number of industries		19		22		23
Average investment per portfolio company		$2.7		$2.8		$4.0
Non-Performing or delinquent investments		$18.5		$0.4		$—
Fixed rate debt (% of interest bearing portfolio)		$33.0(46.9%)		$40.3(41.8%)		$57.0(39.6%)
Weighted average current coupon		11.6%		11.7%		11.6%
Floating rate debt (% of interest bearing portfolio)		$37.4(53.1%)		$56.2(58.2%)		$86.8(60.4%)
Weighted average current spread over LIBOR		7.6%		5.9%		5.6%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and investments in common stocks and limited partnership interests.

During the fiscal year ended February 28, 2010, we made no investments in new or existing portfolio companies and had $15.2 million in aggregate amount of exits and repayments resulting in net repayments of $15.2 million for the year.

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

Our portfolio composition at February 28, 2010 and February 29, 2009 was as follows:

Portfolio composition

	At February 28, 2010		At February 28, 2009
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	18.6%	8.6%	14.4%	6.8%
Second lien term loans	22.7	8.1	34.5	9.0
Senior secured notes	31.0	11.6	21.7	11.6
Unsecured notes	6.4	12.2	10.4	12.3
GSCIC CLO subordinated notes	18.7	8.3	18.8	12.2
Equity interests	2.6	N/A	0.1	N/A
Limited partnership interests	—	N/A	0.1	N/A
Total	100.0%	9.3%	100.0%	10.2%

Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at February 28, 2010 and 2009, was composed of $387.1 and $416.0 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”) We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at February 28, 2010, five GSCIC CLO portfolio investments were in default and over 92.3% of the GSCIC CLO portfolio investments had a CMR (as defined below) color rating of green or yellow.

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

Effective November 30, 2009, the CMR consisted of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk.  The color ratings  are characterized as follows: (Green) - strong credit; (Yellow) - satisfactory credit; (Red) - payment default risk, in payment default and/or significant restructuring activity.

The CMR distribution of our investments at February 28, 2010 was as follows:

Portfolio CMR distribution

	At February 28, 2010
Color Score	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$9,479	10.6%
Yellow	27,763	31.1
Red	33,222	37.2
N/A(1)	18,909	21.1
Total	$89,373	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

The CMR distribution of our investments, using the legacy rating components, at February 28, 2009 was as follows:

Portfolio CMR distribution

	At February 28, 2009
Numerical Debt Score	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
1.00 - 1.99	$8,941	7.5%
2.00 - 2.99	33,831	28.5
3.00 - 3.99	49,076	41.2
4.00 - 4.99	4,614	3.9
5.00	—	—
N/A(1)	22,450	18.9
Total	$118,912	100.0%

	At February 28, 2009
Corporate Letter Rating	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
A	$4,602	3.9%
B	36,818	30.9
C	42,700	35.9
D	11,668	9.8
E	674	0.6
F	—	—
N/A(1)	22,450	18.9
Total	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by industry grouping at fair value at February 28, 2010 and February 28, 2009.

Portfolio composition by industry grouping at fair value

	At February 28, 2010		At February 28, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$16,698	18.7%	$22,341	18.8%
Packaging	9,791	11.0	10,070	8.5
Consumer Products	7,508	8.4	7,843	6.6
Healthcare Services	7,190	8.0	6,010	5.0
Apparel	6,910	7.7	6,616	5.5
Publishing	6,710	7.5	6,477	5.4
Electronics	6,617	7.4	6,849	5.8
Manufacturing	6,399	7.2	14,480	12.2
Metals	3,794	4.3	5,693	4.8
Homebuilding	3,634	4.1	3,490	2.9
Natural Resources	2,989	3.3	4,470	3.8
Logistics	2,230	2.5	2,134	1.8
Environmental	2,060	2.3	3,592	3.0
Food and Beverage	1,697	1.9	1,707	1.4
Printing	1,614	1.8	1,638	1.4
Oil and Gas	1,129	1.2	7,359	6.2
Financial Services	984	1.1	3,162	2.7
Education	634	0.7	674	0.6
Building Products	530	0.6	1,426	1.2
Consumer Services	255	0.3	244	0.2
Insurance	—	—	1,493	1.3
Software	—	—	773	0.6
Chemicals	—	—	371	0.3
Total	$89,373	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by geographic location at fair value at February 28, 2010 and February 28, 2009. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At February 28, 2010		At February 28, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$23,637	26.5%	$31,716	26.7%
Other(1)	16,698	18.7	22,449	18.9
West	14,695	16.4	16,137	13.6
International	12,781	14.3	12,165	10.2
Northeast	11,631	13.0	12,578	10.6
Southeast	9,931	11.1	23,094	19.4
Mid-Atlantic	—	—	773	0.6
Total	$89,373	100.0%	$118,912	100.0%

(1)	Predominantly comprised of our investment in the subordinated notes of GSCIC CLO.

Results of operations

For the years ended February 28, 2010 and 2009 and February 29, 2008

Operating results for the years ended February 28, 2010 and 2009 and February 29, 2008 are as follows;

	For the Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
		($ in thousands)
Total investment income	$15,617	$23,387	$21,386
Total expenses before waiver and reimbursement	10,547	10,431	12,339
Total expense waiver and reimbursement	(671)	(1,010)	(1,789)
Total expenses net of expense waiver and reimbursement	9,876	9,421	10,550
Net investment income before income taxes	5,741	13,966	10,836
Income tax expense, including excise tax	(27)	(140)	(89)
Net investment income	5,714	13,826	10,747
Net realized gains (losses)	(6,654)	(7,143)	3,908
Net unrealized losses	(9,523)	(27,998)	(20,106)
Net decrease in net assets resulting from operations	$(10,463)	$(21,315)	$(5,451)

Investment income

The composition of our investment income in each period was as follows:

Investment Income

	February 28, 2010	February 28, 2009	February 29, 2008
		($ in thousands)
Interest from investments	$13,300	$20,967	$20,378
Management of GSCIC CLO	2,057	2,050	599
Interest from cash and cash equivalents and other income	260	370	409
Total	$15,617	$23,387	$21,386

For the year ended February 28, 2010, total investment income decreased $7.8 million, or 33% compared to the fiscal year ended February 28, 2009. The decrease is predominantly attributable to a decrease in the effective interest rate earned on our investment in the subordinated notes of GSCIC CLO, an increase in the allowance for impaired loans and bonds, and a smaller total average portfolio.  Interest income from our investment in the subordinated notes of GSCIC CLO decreased $2.0 million, or 45%, to $2.4 million for the year ended February 28, 2010 from $4.4 million for the fiscal year ended February 28, 2009.  The allowance for impaired loans and bonds increased $2.1 million, for the year ended February 28, 2010 from no allowance for the fiscal year ended February 28, 2009.

For the year ended February 28, 2009, total investment income increased $2.0 million, or 9.3% compared to the fiscal year ended February 29, 2008. The increase is predominantly attributable to the management fee earned from GSCIC CLO during the fiscal year ended February 28, 2009 and the Company’s being operational for only eleven months during the fiscal year ended February 29, 2008.

For the fiscal years ended February 28, 2010 and 2009 and February 29, 2008, total PIK income was $0.9 million, $0.8 million and $0.4 million, respectively.

Operating expenses

The composition of our operating expenses in each period was as follows:

Operating Expenses

	February 28, 2010	February 28, 2009	February 29, 2008
		($ in thousands)
Interest and credit facility expense	$4,096	$2,605	$5,031
Base management fees	1,951	2,680	2,939
Professional fees	2,071	1,166	1,410
Incentive management fees	328	1,752	711
Administrator expenses	671	961	892
Insurance expenses	870	682	587
Directors fees	295	295	314
General and administrative expenses	265	290	262
Other	—	—	193
Total operating expenses before manager waiver and reimbursement	$10,547	$10,431	$12,339

For the year ended February 28, 2010, total operating expenses before manager expense waiver and reimbursement increased $0.1 million, or 1.1% compared to the fiscal year ended February 28, 2009.  For the year ended February 28, 2009, total operating expenses before manager expense waiver and reimbursement decreased $1.9 million, or 15.4% compared to the fiscal year ended February 29, 2008.

For the year ended February 28, 2010, the increase in interest and credit facility expense is primarily attributable to an increase in the interest rate on our credit facility from the commercial paper rate plus 70 basis points to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00%, and a one time non-cash charge of $0.5 million as a result of the write-off of deferred financing costs on our credit facility, in each case, as a result of our July 30, 2009 event of default (please see “—Financial Condition, Liquidity and Capital Resources” below for more information). For the year ended February 28, 2010, the weighted average interest rate on the Revolving Facility was 6.80% compared to 3.59% for the fiscal year ended February 28, 2009.

For the year ended February 28, 2009, the decrease in interest and credit facility expense is primarily attributable to decreased borrowing under the Revolving Facility (please see “––Financial Condition, Liquidity and Capital Resources” below for more information).

For the year ended February 28, 2010, base management fees decreased $0.7 million, or 27.2% compared to the fiscal year ended February 28, 2009.  For the year ended February 28, 2009, base management fees decreased $0.3 million, or 8.8% compared to the fiscal year ended February 29, 2008. The reduction in base management fees results from the decrease in the average value of our total net assets and the continued reduction in the total portfolio size.

For the year ended February 28, 2010, professional fees increased $0.9 million, or 77.6% compared to the fiscal year ended February 28, 2009.  The increase in professional fees is attributable to additional legal and professional fees associated with the evaluation of strategic transaction opportunities including the proposed Saratoga Transaction.  For the year ended February 28, 2009, professional fees decreased $0.2 million, or 17.3% compared to the fiscal year ended February 29, 2008.

For the year ended February 28, 2010, incentive management fees decreased $1.4 million, or 81.3% compared to the fiscal year ended February 28, 2009. The decrease in incentive management fees is primarily attributable to the decrease in investment income and the increase in operating expenses which resulted in a failure to meet the quarterly hurdle rate of 1.875% for the quarters ended August 31, 2009 and November 30, 2009 resulting in no incentive management fees for these quarters.  If the Saratoga Transaction is consummated, the outstanding incentive fees owed to GSCP will be waived.  See “—Overview—Expenses” above for more information.

For the year ended February 28, 2009, incentive management fees increased $1.0 million, or 146.3%, compared to the fiscal year ended February 29, 2008. The increase in incentive management fees resulted from the combination of higher net investment income and lower operating expenses between the two periods, and was partially offset by a decrease in base management fees resulting from a decrease in the average value of our total net assets, and decreased professional fees.

For the year ended February 28, 2010, manager expense waiver and reimbursement decreased $0.3 million, or 33.6% compared to the fiscal year ended February 28, 2009.  The decrease is primarily attributable to lower total compensation expense incurred by the Administrator relating to the allocation of those persons providing administrative support and services to the Company.

For the year ended February 28, 2009, manager expense waiver and reimbursement decreased $0.8 million, or 43.5% compared to the fiscal year ended February 28, 2009. The decrease was due to the termination of the expense reimbursement agreement as of March 23, 2008, pursuant to which GSC Group had reimbursed the Company for operating expenses (other than investment advisory and management fees and interest and credit facility expenses) in excess of 1.55% of net assets attributable to common stock.

Net realized gains/losses on sales of investments

For the fiscal year ended February 28, 2010, the Company had $15.2 million of sales, repayments, exits or restructurings resulting in $6.7 million of net realized losses. Net realized losses were comprised of $1.1 million of gross realized gains and $7.8 million of gross realized losses. The most significant realized gains and losses during the year ended February 28, 2010 were as follows:

Fiscal year ended February 28, 2010
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Atlantis Plastics Films, Inc.	First Lien Term Loan	$521	$—	$482
Asurion Corporation	First Lien Term Loan	1,930	(1,725)	205
Edgen Murray II, L.P.	Second Lien Term Loan	3,000	(2,832)	168
USS Mergerco, Inc.	Second Lien Term Loan	3,159	(5,847)	(2,688)
Targus Group International, Inc.	Second Lien Term Loan	2,121	(4,793)	(2,672)
Blaze Recycling & Metals, LLC	Senior Secured Notes	1,538	(2,495)	(957)
For the fiscal year ended February 28, 2009, the Company had $49.2 million of sales, repayments or exits resulting in $7.2 million of net realized losses. Net realized losses were comprised of $0.6 million of gross realized gains and $7.8 million of gross realized losses. The most significant realized gains and losses during the year ended February 28, 2009 were as follows:

Fiscal year ended February 28, 2009
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Key Safety Systems	First Lien Term Loan	$2,063	$1,857	$206
SILLC Holdings, LLC	Second Lien Term Loan	23,049	22,878	171
EuroFresh, Inc.	Unsecured Notes	2,880	6,900	(4,020)
Atlantis Plastics Films, Inc.	First Lien Term Loan	3,073	6,053	(2,980)
Claire’s Stores, Inc.	First Lien Term Loan	2,103	2,584	(481)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)

For the fiscal year ended February 29, 2008, the Company had $141.8 million of sales, repayments or exits resulting in $3.2 million of net realized gains. Net realized gains were comprised of $4.1 million of gross realized gains and $0.9 million of gross realized losses. The most significant realized gains and losses during the year ended February 29, 2008 were as follows:

Fiscal year ended February 29, 2008
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Sportcraft, LTD	Second Lien Term Loan	$9,000	$7,302	$1,698
SILLC Holdings, LLC	Senior Secured Notes	22,821	21,838	983
McMillin Companies, LLC	Senior Secured Notes	3,300	3,066	234

Net unrealized appreciation/depreciation on investments

For the year ended February 28, 2010, the Company had net unrealized losses of $9.5 million, which was comprised of $7.4 million in unrealized appreciation, $25.5 million in unrealized depreciation and $8.6 million related to the reversal of prior period net unrealized depreciation recorded upon the exit of an investment.  The most significant changes in net unrealized appreciation and depreciation for the year ended February 28, 2010 are as follows:

Fiscal year ended February 28, 2010
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,437	$9,791	$(646)	$2,091
Penton Media, Inc.	First Lien Term Loan	3,908	3,478	(430)	1,286
IDI Acquisition Corp.	Senior Secured Notes	3,679	3,621	(58)	1,136
Jason Incorporated	Unsecured Notes	13,700	1,688	(12,012)	(8,190)
GSCIC CLO	Other/Structured Finance Securities	29,233	16,698	(12,535)	(4,970)
Energy Alloys, LLC	Second Lien Term Loan	6,239	1,129	(5,110)	(4,197)

For the year ended February 28, 2009, the Company had net unrealized losses of $28.0 million, which was comprised of $0.1 million in unrealized appreciation, $36.1 million in unrealized depreciation and $8.0 million related to the reversal of prior period net unrealized depreciation recorded upon the exit of an investment. The most significant changes in net unrealized appreciation and depreciation for the year ended February 28, 2009 are as follows:

Fiscal year ended February 28, 2009
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Depreciation
		($ in thousands)
GSCIC CLO	Other/Structured Finance Securities	$29,905	$22,341	$(7,564)	$(6,480)
Jason Incorporated	Unsecured Notes	13,700	9,878	(3,822)	(3,453)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,140	2,388	(3,752)	(2,553)
McMillin Companies, LLC	Unsecured Notes	7,295	3,490	(3,805)	(2,522)
Penton Media, Inc.	First Lien Term Loan	3,724	2,008	(1,716)	(1,906)
Network Communications	Unsecured Notes	5,082	2,503	(2,579)	(1,884)
Terphane Holdings Corp.	Senior Secured Notes	10,431	7,694	(2,737)	(1,863)

The $6.5 million net unrealized depreciation in our investment in the GSCIC CLO subordinated notes was due to an increase in the assumed portfolio default rate and present value discount rate in our discounted cash flow model. These changes were made to reflect the current market environment for CLO equity investments and not as a result of any change in the underlying GSCIC CLO portfolio.

For the year ended February 29, 2008, the Company had net unrealized losses of $20.1 million, which was comprised of $0.5 million in unrealized appreciation and $20.6 million in unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation for the year ended February 29, 2008 are as follows:

Fiscal year ended February 29, 2008
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Depreciation
		($ in thousands)
Eurofresh, Inc.	Unsecured Notes	$6,891	$3,850	$(3,041)	$(3,041)
SILLC Holdings, LLC	Second Lien Term Loan	22,865	20,283	(2,582)	(2,582)
Atlantis Plastics Films, Inc.	First Lien Term Loan	6,492	4,298	(2,194)	(2,194)
Bankruptcy Management	Second Lien Term Loan	4,902	3,555	(1,347)	(1,347)
McMillin Companies LLC	Unsecured Notes	7,195	5,912	(1,283)	(1,283)
Grant U.S. Holdings LLP	Second Lien Term Loan	5,365	4,167	(1,198)	(1,198)

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

Net unrealized appreciation/depreciation on derivatives

For the fiscal year ended February 28, 2010, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized appreciation of $2,634 versus an unrealized depreciation of $37,221 and $54,266 for the fiscal years ended February 28, 2009 and February 29, 2008.

Changes in net asset value from operations

For the fiscal  years ended February 28, 2010 and 2009 and February 29, 2008, we recorded a net decrease in net assets resulting from operations of $10.5 million, $21.3 million and $5.5 million, respectively. Based on 10,613,507 weighted average common shares outstanding as of February 28, 2010, our per share net decrease in net assets resulting from operations was $0.99 for the fiscal year ended February 28, 2010.  This compares to a per share decrease in net assets resulting from operations of $2.57 for the fiscal year ended February 28, 2009 (based on 8,291,384 weighted average common shares outstanding as of February 28, 2009) and a per share decrease in net assets resulting from operations of $0.70 for the fiscal year ended February 29, 2008 (based on 7,761,965 weighted average common shares outstanding for the fiscal year ended February 29, 2008).

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

A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur.  On July 30, 2009 an unremedied Borrowing Base violation became an event of default, which is currently continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. To date, our lender has not accelerated the debt with respect to this event of default, but has reserved the right to do so.  Please see Part I, Item 1A. “Risk Factors—Risks related to our liquidity and financial condition” for more information.

During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, the current interest rate at February 28, 2010 was 9.25%.

At February 28, 2010, we had $37.0 million in borrowings under the Revolving Facility versus $59.0 million in borrowings at February 28, 2009. The actual amount that we are permitted to borrow under the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $1.7 million at February 28, 2010 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base during this period is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.

Substantially all of our assets other than our investment in the subordinated notes of GSCIC CLO are held in a special purpose subsidiary and pledged under our Revolving Facility. We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds from the pledged assets are used to repay the Revolving Facility. In addition, during the continuance of an event of default, all interest proceeds from the pledged assets are also used to repay the Revolving Facility. As a result, the Company is required to fund is operating expenses and dividends solely from cash on hand, management fees earned from,  and the proceeds of the subordinated notes of, GSCIC CLO. Please see Part I, Item 1A. “Risk Factors—Risks related to our liquidity and financial condition” for more information.

In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser and its secured lenders have been in negotiations regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, a material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility.

Our asset coverage ratio, as defined in the 1940 Act, was 250%, 215% and 225% for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

At February 28, 2010 and 2009 and February 29, 2008, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2010		At February 28, 2009		February 29, 2008
	Fair Value	Percent of Total	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$3,352	3.6%	$6,356	5.0%	$1,073	0.6%
Cash and cash equivalents, securitization accounts	226	0.2	1,178	0.9	14,581	7.7
First lien term loans	16,653	17.9	17,118	13.5	26,362	14.0
Second lien term loans	20,267	21.8	41,043	32.5	62,446	33.1
Senior secured notes	27,742	29.9	25,832	20.4	31,657	16.8
Unsecured notes	5,690	6.1	12,381	9.8	23,280	12.4
Structured finance securities	16,698	18.0	22,341	17.7	28,915	15.3
Common stock	2,323	2.5	89	0.1	-	-
Other/limited partnership interests	-	-	109	0.1	176	0.1
Total	$92,951	100.0%	$126,447	100.0%	$188,490	100.0%

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

On December 8, 2008, our Board of Directors declared a cash dividend of $0.25 per share payable on December 29, 2008, to common stockholders of record on December 18, 2008.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2010:

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$36,992	$36,992	$—	$—	$—

Off-balance sheet arrangements

At February 28, 2010 and 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in the commercial paper rate or, if the commercial paper market is unavailable, LIBOR. At February 28, 2010, we had $37.0 million of borrowings outstanding at a floating rate tied to the prevailing commercial paper rate plus a margin of 0.70%.

In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At February 28, 2010, the aggregate interest rate cap agreement notional amount was $65.6 million.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Revolving Facility. Assuming that our investments as of February 28, 2010 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income net of interest expense.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the statement of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

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

The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors. The fair value of our investment in the subordinated notes of GSCIC CLO is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions which are adjusted to reflect changes in historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar CLO subordinated notes or equity, when available

The table below describes the primary considerations made by our Board of Directors in determining the fair value of our investments at February 28, 2010:

	Fair Value	Percent of Total Investments
	($ in thousands)
Third party independent valuation firm	$37,975	42.5%
Market yield trend analysis and enterprise valuation	27,485	30.7
Discounted cash flow model	16,698	18.7
Readily available market maker, broker quotes	7,215	8.1
Total fair valued investments	$89,373	100.0%

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   During the audit of our financial statements for the period ended February 28, 2010, our independent auditors informed us that they identified a material weakness in our internal control over financial reporting for complex investment valuation.   The material weakness related to an error in the valuation reconciliation for certain investments.  This error occurred as a result of an inadequate internal review and reconciliation of the inputs used in preparing the complex investment valuations.  We have corrected these errors and believe that the audited consolidated financial statements included in this Annual Report reflect the proper treatment and valuation of the complex investments.

In order to improve the effectiveness of our internal control over financial reporting in general, and to remediate the material weakness identified by our independent auditors, we have undertaken the measure described below.

We have enhanced monitoring controls in our accounting and finance department, including additional management reviews for all complex and non-routine transactions to ensure that all investment valuation reconciliations are performed properly.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Stockholder Meeting and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Stockholder Meeting and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Stockholder Meeting and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Stockholder Meeting and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2010 Annual Stockholder Meeting and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Consolidated Financial Statement Schedules

Consolidated Financial Statements

The following financial statements of the Company are filed herewith:

Reports of Independent Registered Public Accounting Firm

Consolidated Statement of Assets and Liabilities as of February 28, 2010 and 2009

Consolidated Statements of Operations for the years ended February 28, 2010 and 2009 and February 29, 2008

Consolidated Schedule of Investments as of February 28, 2010 and 2009

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2010 and 2009 and February 29, 2008

Consolidated Statements of Cash Flows for the years ended February 28, 2010 and 2009 and February 29, 2008

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

10.33	Purchase Sale Agreement dated as of May 1, 2007 between GSC Investment Funding II LLC and GSC Investment Corp.(6)

10.34	Purchase and Sale Agreement dated as of May 1, 2007 between GSC Investment Corp. and GSC Partners CDO Fund Limited.(6)

10.35	Amendment to Investment Advisory and Management Agreement dated May 23, 2007 between GSC Investment Corp. and GSCP (NJ), L.P.(7)

10.36	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Goret, as member of the disclosure committee of GSC Investment Corp.(11)

10.37	Indemnification Agreement dated October 9, 2007 between GSC Investment Corp. and David Rice, as member of the disclosure committee of GSC Investment Corp.(11)

10.38	Agreement Terminating Fee Reimbursement dated as of April 15, 2008 between GSCP (NJ), L.P. and GSC Investment Corp.(10)

10.39	Amendment No. 3 to Credit Agreement, dated as of August 8, 2008 among GSC Investment Funding LLC and Deutsche Bank AG, New York Branch(12)

10.40	Indemnification Agreement dated October 15, 2008 between GSC Investment Corp. and Seth M, Katzenstein, as director of GSC Investment Corp.(13)

10.41	Indemnification Agreement dated October 15, 2008 between GSC Investment Corp. and Seth M. Katzenstein as Chief Executive Officer and President of GSC Investment Corp.(13)

10.42	Indemnification Agreement dated as of October 13, 2009 between GSC Investment Corp. and Eric Rubenfeld, as Vice President and Secretary of GSC Investment Corp.(14)

10.43	Second Amendment to the Administration Agreement by and between GSC Investment Corp. and GSCP (NJ), L.P.(15)

10.44	Third Amendment to the Investment Advisory and Management Agreement dated March 31, 2010 between GSC Investment Corp. and GSCP (NJ), L.P.(15)

10.45	Agreement to Waive Certain Rights Under the Administration Agreement dated March 21, 2010 by and between GSC Investment Corp. and GSCP (NJ), L.P.(15)

10.46	Stock Purchase Agreement dated as of April 14, 2010 among GSC Investment Corp., Saratoga Investment Advisors, LLC and CLO Partners LLC.(16)

14.1	Code of Ethics of the Company adopted under Rule 17j-1.(3)

21.1	List of Subsidiaries.(11)

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(1)	Incorporated by reference to Amendment No. 2 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007.

(2)	Incorporated by reference to Amendment No. 4 to GSC Investment LLC’s Registration Statement on Form N-2, File No. 333-138051, filed on February 23, 2007.

(3)	Incorporated by reference to Amendment No. 6 to GSC Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007.

(4)	Incorporated by reference to GSC Investment Corp’s Registration Statement on Form 8-A, File No. 001-33376, filed on March 21, 2007.

(5)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 11, 2007.

(6)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated May 1, 2007.

(7)	Incorporated by reference to GSC Investment Corp.’s Form 10-K for the fiscal year ended February 28, 2007, file No. 001-33376.

(8)	Incorporated by reference to GSC Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376.

(9)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated February 19, 2008.

(10)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 15, 2008.

(11)	Incorporated by reference to GSC Investment Corp.’s Form 10-K for the fiscal year ended February 29, 2008, File No. 001-33376.

(12)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated August 8, 2008.

(13)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated October 15, 2008.

(14)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated November 12, 2009.

(15)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated March 31, 2010.

(16)	Incorporated by reference to GSC Investment Corp.’s Form 8-K, File No. 001-33376 dated April 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC Investment Corp.

Date: May 28, 2010	By:	/s/ Seth M. Katzenstein
Seth M. Katzenstein
Chief Executive Officer and President
GSC Investment Corp.

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Hayden	Chairman of the Board of Directors	May 28, 2010
RICHARD M. HAYDEN

/s/ Seth M. Katzenstein	Chief Executive Officer and President	May 28, 2010
SETH M. KATZENSTEIN

/s/ Richard T. Allorto, Jr.	Chief Financial Officer	May 28, 2010
RICHARD T. ALLORTO, JR.

/s/ Robert F. Cummings Jr.	Member of the Board of Directors	May 28, 2010
ROBERT F. CUMMINGS, JR.

/s/ Steven M. Looney	Member of the Board of Directors	May 28, 2010
STEVEN M. LOONEY

/s/ Charles S. Whitman III	Member of the Board of Directors	May 28, 2010
CHARLES S. WHITMAN III

/s/ G. Cabell Williams	Member of the Board of Directors	May 28, 2010
G. CABELL WILLIAMS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GSC Investment Corp.

We have audited the accompanying consolidated statement of assets and liabilities of GSC Investment Corp. (the “Company”), including the consolidated schedule of investments as of February 28, 2010 and February 28, 2009 , and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSC Investment Corp. at February 28, 2010 and February 28, 2009, and the consolidated results of its operations, changes in its net assets and  its cash flows  for each of the three  years in the period ended  February 28, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that GSC Investment Corp. will continue as a going-concern. As more fully described in Note 3, the Company remained in default of its Revolving Facility.  As a result of the default, the Company’s lender has the right to accelerate repayment of the outstanding indebtedness and foreclose and liquidate the collateral pledged.  This would have a material adverse effect on the Company’s liquidity, financial condition and operations. This condition raises substantial doubt about the Company’s ability to continue as a going-concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

New York, NY
May 27, 2010

GSC Investment Corp.

Consolidated Statement of Assets and Liabilities

	As of
	February 28, 2010	February 28, 2009

ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $117,678,275 and $137,020,449, respectively)	$72,674,847	$96,462,919
Control investments (cost of $29,233,097 and $29,905,194, respectively)	16,698,303	22,439,029
Affiliate investments (cost of $0 and $0, respectively)	-	10,527
Total investments at fair value (amortized cost of $146,911,372 and $166,925,643, respectively)	89,373,150	118,912,475
Cash and cash equivalents	3,352,434	6,356,225
Cash and cash equivalents, securitization accounts	225,424	1,178,201
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	42,147	39,513
Interest receivable, net of reserve	3,473,961	3,087,668
Deferred credit facility financing costs, net	-	529,767
Management fee receivable	327,928	237,370
Other assets	140,272	321,260
Total assets	$96,935,316	$130,662,479

LIABILITIES
Revolving credit facility	$36,992,222	$58,994,673
Management and incentive fees payable	3,071,093	2,880,667
Accounts payable and accrued expenses	1,111,081	700,537
Interest and credit facility fees payable	267,166	72,825
Due to manager	15,602	-
Total liabilities	$41,457,164	$62,648,702

NET ASSETS
Common stock, par value $.0001 per share, 100,000,000 common shares authorized, 16,940,109 and 8,291,384 common shares issued and outstanding, respectively	$1,694	$829
Capital in excess of par value	128,339,497	116,943,738
(Distributions in excess of accumulated net investment income) / Accumulated undistributed net investment income	(2,846,135)	6,122,492
Accumulated net realized loss from investments and derivatives	(12,389,830)	(6,948,628)
Net unrealized depreciation on investments and derivatives	(57,627,074)	(48,104,654)
Total Net Assets	55,478,152	68,013,777

Total liabilities and Net Assets	$96,935,316	$130,662,479

NET ASSET VALUE PER SHARE	$3.27	$8.20

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28, 2010	For the year ended February 28, 2009	For the year ended February 29, 2008

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$10,902,482	$16,572,973	$20,115,301
Control investments	2,397,514	4,393,818	262,442
Total interest income	13,299,996	20,966,791	20,377,743
Interest from cash and cash equivalents	23,624	175,567	366,312
Management fee income	2,057,397	2,049,717	599,476
Other income	236,259	195,135	42,548
Total investment income	15,617,276	23,387,210	21,386,079

EXPENSES
Interest and credit facility financing expenses	4,096,041	2,605,367	5,031,233
Base management fees	1,950,760	2,680,231	2,938,659
Professional fees	2,071,027	1,166,111	1,409,806
Administrator expenses	670,720	960,701	892,112
Incentive management fees	327,684	1,752,254	711,363
Insurance	869,969	682,154	586,784
Directors fees and expenses	294,932	295,017	313,726
General & administrative	265,575	289,477	261,653
Cost of acquiring management contract	-	-	144,000
Organizational expense	-	-	49,542
Expenses before expense waiver and reimbursement	10,546,708	10,431,312	12,338,878
Expense waiver and reimbursement	(670,720)	(1,010,416)	(1,789,028)
Total expenses net of expense waiver and reimbursement	9,875,988	9,420,896	10,549,850

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,741,288	13,966,314	10,836,229

Income tax expense, including excise tax	(27,445)	(140,322)	(88,951)

NET INVESTMENT INCOME	5,713,843	13,825,992	10,747,278

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	(6,653,983)	(7,173,118)	2,707,402
Control investments	-	-	428,673
Affiliate investments	-	-	39,147
Net realized gain from derivatives	-	30,454	732,526
Net unrealized depreciation on investments	(9,525,054)	(27,961,244)	(20,051,923)
Net unrealized appreciation/(depreciation) on derivatives	2,634	(37,221)	(54,266)
Net loss on investments	(16,176,403)	(35,141,129)	(16,198,441)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,462,560)	$(21,315,137)	$(5,451,163)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.99)	$(2.57)	$(0.70)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	10,613,507	8,291,384	7,761,965

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2010

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Stockholders' Equity
Non-control/Non-affiliated investments - 131.0% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,909,907	12.5%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 6.58%, 8/18/2012	1,479,842	1,463,159	444,841	0.8%

Legacy Cabinets, Inc. (d, i)	Building Products	Second Lien Term Loan 12.50%, 8/18/2013	1,862,420	1,828,197	85,113	0.2%

		Total Building Products	3,342,262	3,291,356	529,954	1.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.50%, 1/26/2012	3,250,000	3,247,947	3,003,650	5.4%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	3,109,712	2,936,092	2,738,101	4.9%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	1,538,235	1,538,235	1,529,467	2.8%

Targus Holdings, Inc. (d, i)	Consumer Products	Common	62,413	566,765	237,169	0.4%

		Total Consumer Products	7,960,360	8,289,039	7,508,387	13.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	306,855	306,855	255,242	0.5%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	831,174	831,174	616,897	1.1%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	166,327	30,241	16,633	0.0%

		Total Education	997,501	861,415	633,530	1.1%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.23%, 6/1/2014	2,000,000	1,814,950	1,764,600	3.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	6,913,293	6,913,293	4,852,440	8.7%

		Total Electronics	8,913,293	8,728,243	6,617,040	11.9%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	86,745	0.2%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	1,973,453	3.5%

		Total Environmental	18,161	3,158,800	2,060,198	3.7%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	4,837,500	4,814,623	983,464	1.8%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	1,931,121	1,451,316	1,696,876	3.1%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,679,489	3,620,640	6.5%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 8.26%, 4/17/2013	4,093,750	4,058,633	3,568,931	6.5%

		Total Healthcare Services	7,893,750	7,738,122	7,189,571	13.0%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	7,700,000	7,334,121	3,634,400	6.6%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	2,820,467	2,816,547	2,230,143	4.1%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	1,478,400	2.7%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	209,440	0.4%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.23%, 12/15/2014	5,000,000	4,799,666	4,711,000	8.4%

		Total Manufacturing	18,700,000	18,499,666	6,398,840	11.5%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,883,382	3,785,500	6.8%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants	3,000	-	8,610	0.0%

		Total Metals	5,003,000	4,883,382	3,794,110	6.8%

See accompanying notes to consolidated financial statements.

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Stockholders' Equity
Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,639	$2,948,639	$2,830,694	5.1%

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	6,349,512	6,349,348	158,738	0.3%

		Total Natural Resources	9,298,151	9,297,987	2,989,432	5.4%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	6,239,318	6,239,318	1,128,693	2.0%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants	3	-	-	0.0%

		Total Oil and Gas	6,239,321	6,239,318	1,128,693	2.0%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	4,850,000	4,850,000	4,549,785	8.2%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	5,087,250	5,087,250	4,772,349	8.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	500,000	500,000	469,050	0.8%

		Total Packaging	10,437,250	10,437,250	9,791,184	17.6%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.06%, 12/31/2013	1,832,053	1,527,103	1,614,222	2.8%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	361,020	360,554	361,020	0.7%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	386,625	386,129	386,626	0.7%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	10,709	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,067,619	2,473,000	4.5%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.50%, 2/1/2013	4,847,802	3,908,440	3,478,299	6.2%

		Total Publishing	11,798,673	10,921,132	6,709,654	12.1%

Sub Total Non-control/Non-affiliated investments				117,678,275	72,674,847	131.0%

Control investments - 30.1% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	-	-	-	0.0%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 8.27%, 1/21/2020	30,000,000	29,233,097	16,698,303	30.1%

Sub Total Control investments				29,233,097	16,698,303	30.1%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	-	-	-	0.0%
Sub Total Affiliate investments				-	-	0.0%

TOTAL INVESTMENT ASSETS - 161.1% (b)				$146,911,372	$89,373,150	161.1%

See accompanying notes to consolidated financial statements.

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Stockholders' Equity
Interest rate cap	8.0%	2/9/2014	$39,183,673	$87,000	$30,097	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	12,050	0.0%

Sub Total Outstanding interest rate cap				$131,000	$42,147	0.1%

(a)
All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $55,478,152 as of February 28, 2010.

(c)	Fair valued investment (see Note 4 to the consolidated financial statements).

(d)	All or a portion of the securities are pledged as collateral under a revolving securitized credit facility (see Note 8 to the consolidated financial statements).

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	8.27% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$(10,527)

(h)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$-	$-	$-	$2,397,514	$2,057,397	$-	$(4,970,217)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$(98,412)

(i)	Non-income producing at February 28, 2010.

See accompanying notes to consolidated financial statements.

GSC Investment Corp.
Consolidated Schedule of Investments

February 28, 2009
Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal	Cost	Fair Value	% of Stockholders' Equity
Non-control/Non-affiliated investments - 141.8% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,616,004	9.7%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 5.75%, 8/18/2012	1,437,555	1,420,872	975,956	1.4%

Legacy Cabinets, Inc. (d)	Building Products	Second Lien Term Loan 9.75%, 8/18/2013	1,862,420	1,828,197	450,519	0.7%

		Total Building Products	3,299,975	3,249,069	1,426,475	2.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	32,381	27,281	6,152	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.47%, 12/20/2013	77,141	64,991	14,657	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.16%, 12/20/2014	92,962	78,320	17,663	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	121,428	102,303	23,071	0.0%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 5.75%, 12/20/2013	231,354	194,916	43,957	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

Lyondell Chemical Company (d)	Chemicals	First Lien Term Loan 7.00%, 12/20/2014	403,388	339,854	76,644	0.1%

		Total Chemicals	1,951,354	1,644,013	370,758	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.70%, 1/26/2012	3,250,000	3,246,870	2,627,950	3.9%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 4.67%, 11/22/2012	3,122,943	2,895,723	2,089,561	3.1%

Targus Group International, Inc. (d)	Consumer Products	Second Lien Term Loan 9.75%, 5/22/2013	5,000,000	4,777,205	3,126,000	4.6%

		Total Consumer Products	11,372,943	10,919,798	7,843,511	11.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.57%, 7/31/2013	308,912	308,912	243,793	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 13.12%, 12/31/2010	1,697,164	1,590,350	674,283	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 8.53%, 6/1/2014	2,000,000	1,771,457	1,503,200	2.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 6.45%, 1/20/2012	6,670,000	6,670,000	5,321,326	7.8%

IPC Systems, Inc. (d)	Electronics	First Lien Term Loan 3.71%, 3/31/2014	46,332	42,367	24,621	0.0%

		Total Electronics	8,716,332	8,483,824	6,849,147	10.0%

USS Mergerco, Inc. (d)	Environmental	Second Lien Term Loan 4.73%, 6/29/2013	5,960,000	5,846,833	3,592,092	5.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.70%, 7/31/2013	4,887,500	4,858,282	3,053,221	4.5%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 4.98%, 3/31/2012	2,478,660	1,671,647	1,706,557	2.5%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,623,605	2,428,580	3.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 11.13%, 4/17/2013	4,093,750	4,047,419	3,581,213	5.3%

		Total Healthcare Services	7,893,750	7,671,024	6,009,793	8.9%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 4/30/2012	7,700,000	7,294,643	3,489,640	5.1%

Asurion Corporation (d)	Insurance	First Lien Term Loan 3.76%, 7/3/2014	2,000,000	1,704,665	1,493,400	2.2%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 6.95%, 6/30/2013	2,820,779	2,815,612	2,133,637	3.1%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	8,652,000	12.7%

Jason Incorporated (d)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	1,225,700	1.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.48%, 12/15/2014	5,000,000	4,769,304	4,602,000	6.8%

		Total Manufacturing	18,700,000	18,469,304	14,479,700	21.3%

Blaze Recycling & Metals, LLC (d)	Metals	Senior Secured Notes 10.88%, 7/15/2012	2,500,000	2,494,342	1,850,500	2.7%

See accompanying notes to consolidated financial statements.

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal	Cost	Fair Value	% of Stockholders' Equity
Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	$5,000,000	$4,853,894	$3,753,000	5.5%

Elyria Foundry Company, LLC	Metals	Warrants	-	-	89,610	0.1%

		Total Metals	7,500,000	7,348,236	5,693,110	8.3%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.50%, 3/30/2009	2,948,640	2,940,073	2,081,740	3.1%

Grant U.S. Holdings LLP (d, e)	Natural Resources	Second Lien Term Loan 9.81%, 9/20/2013	6,139,928	6,139,764	2,388,432	3.5%

		Total Natural Resources	9,088,568	9,079,837	4,470,172	6.6%

Edgen Murray II, L.P. (d)	Oil and Gas	Second Lien Term Loan 7.24%, 5/11/2015	3,000,000	2,815,938	2,072,700	3.0%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 11.75%, 10/5/2012	6,200,000	6,200,000	5,286,740	7.8%

		Total Oil and Gas	9,200,000	9,015,938	7,359,440	10.8%

Stronghaven, Inc. (d)	Packaging	Second Lien Term Loan 13.00%, 10/31/2010	2,500,000	2,500,000	2,375,500	3.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	4,850,000	4,846,976	3,575,420	5.3%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2009	5,087,250	5,084,820	3,750,321	5.5%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.02%, 6/15/2009	500,000	499,670	368,600	0.5%

		Total Packaging	12,937,250	12,931,466	10,069,841	14.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 4.21%, 12/31/2013	2,049,694	1,618,148	1,638,526	2.4%

Advanstar Communications Inc. (d)	Publishing	First Lien Term Loan 3.71%, 5/31/2014	1,970,000	1,553,133	807,700	1.2%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 3.01%, 6/24/2009	476,261	468,285	418,872	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 2.98%, 6/24/2009	511,811	503,239	450,137	0.7%

Brown Publishing Company (d)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	288,774	0.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,082,100	2,503,000	3.7%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 3.35%, 2/1/2013	4,897,651	3,723,761	2,008,037	3.0%

		Total Publishing	14,058,949	12,528,908	6,476,520	9.6%

GXS Worldwide, Inc. (d)	Software	Second Lien Term Loan 8.63%, 9/30/2013	1,000,000	887,940	773,299	1.2%

Sub Total Non-control/Non-affiliated investments				137,020,449	96,462,919	141.8%

Control investments - 33.0% (b)

GSC Partners CDO GP III, LP (h)	Financial Services	100% General Partnership interest	-	-	98,412	0.1%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.15%, 1/21/2020	30,000,000	29,905,194	22,340,617	32.9%

Sub Total Control investments				29,905,194	22,439,029	33.0%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g)	Financial Services	6.24% Limited Partnership Interest	-	-	10,527	0.0%
Sub Total Affiliate investments				-	10,527	0.0%

TOTAL INVESTMENT ASSETS - 174.8% (b)				$166,925,643	$118,912,475	174.8%
Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Stockholders' Equity
Interest rate cap	8.0%	2/9/2014	$40,000,000	$87,000	$27,682	0.1%

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal	Cost	Fair Value	% of Stockholders' Equity
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	11,831	0.0%

Sub Total Outstanding interest rate cap				$131,000	$39,513	0.1%

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

See accompanying notes to consolidated financial statements.

(e)	Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)	12.15% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$(5,706)

(h)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. In addition, as defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$-	$-	$-	$4,393,818	$2,049,717	$-	$(6,479,722)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	(61,741)

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2010	For the year ended February 28, 2009	For the year ended February 29, 2008

INCREASE/(DECREASE) FROM OPERATIONS:
Net investment income	$5,713,843	$13,825,992	$10,747,278
Net realized gain/(loss) from investments	(6,653,983)	(7,173,118)	3,175,222
Net realized gain from derivatives	-	30,454	732,526
Net unrealized depreciation on investments	(9,525,054)	(27,961,244)	(20,051,923)
Net unrealized appreciation/(depreciation) on derivatives	2,634	(37,221)	(54,266)
Net decrease in net assets from operations	(10,462,560)	(21,315,137)	(5,451,163)
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(15,131,775)	(8,540,126)	(12,851,645)
Net decrease in net assets from shareholder distributions	(15,131,775)	(8,540,126)	(12,851,645)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	13,058,710	-	-
Issuance of common stock, net	-	-	116,301,011
Net increase in net assets from capital share transactions	13,058,710	-	116,301,011

Total increase/(decrease) in net assets	(12,535,625)	(29,855,263)	97,998,203
Net assets at beginning of year	68,013,777	97,869,040	(129,163)
Net assets at end of year	$55,478,152	$68,013,777	$97,869,040

Net asset value per common share	$3.27	$8.20	$11.80
Common shares outstanding at end of year	16,940,109	8,291,384	8,291,384

(Distributions in excess of accumulated net investment income) / Accumulated undistributed net investment income	$(2,846,135)	$6,122,492	$455,576

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2010	For the year ended February 28, 2009	For the year ended February 29, 2008

Operating activities
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(10,462,560)	$(21,315,137)	$(5,451,163)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Paid-in-kind interest income	(858,730)	(819,905)	(365,592)
Net accretion of discount on investments	(966,191)	(1,323,644)	(765,255)
Amortization of deferred credit facility financing costs	633,349	193,464	502,468
Net realized loss from investments	6,653,983	7,173,118	(3,175,222)
Net realized (gain) loss from derivatives	-	-	(732,526)
Net unrealized depreciation on investments	9,525,054	27,961,244	20,051,923
Unrealized (appreciation) depreciation on derivatives	(2,634)	37,221	54,266
Proceeds from sale and redemption of investments	15,185,210	49,193,508	141,772,158
Purchase of investments	-	(28,259,995)	(314,002,526)
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	952,777	13,402,772	(14,580,973)
Interest receivable	(386,293)	(732,546)	(2,355,122)
Due from manager	-	940,903	(940,903)
Management fee receivable	(90,558)	(21,456)	(215,914)
Other assets	180,988	(281,911)	(39,349)
Deferred offering costs	-	-	808,617
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(11,329,150)	11,329,150
Management and incentive fees payable	190,426	1,937,606	943,061
Accounts payable and accrued expenses	410,544	(12,885)	608,422
Interest and credit facility fees payable	194,341	(219,482)	292,307
Due to manager	15,602	(11,048)	(62,762)
Accrued offering costs	-	-	(760,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,175,308	36,512,677	(167,084,935)

Financing activities
Issuance of shares of common stock	-	-	108,750,000
Offering costs and sales load	-	-	(8,068,750)
Borrowings on debt	-	7,800,000	167,958,119
Paydowns on debt	(22,002,451)	(27,255,327)	(89,508,119)
Credit facility financing cost	(103,582)	-	(1,225,699)
Cost of interest rate cap	-	-	(131,000)
Payments of cash dividends	(2,073,066)	(11,773,766)	(9,618,005)
NET CASH USED BY FINANCING ACTIVITIES	(24,179,099)	(31,229,093)	168,156,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,003,791)	5,283,584	1,071,611
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,356,225	1,072,641	1,030
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,352,434	$6,356,225	$1,072,641

Supplemental Information:
Interest paid during the year	$3,268,351	$2,631,385	$4,236,458
Federal excise tax paid during the year	$140,322	$88,951	$-
Supplemental non-cash information
Issuance of common stock for acquisition of investments in GSC CDO III, LLC and GSC Partners CDO GP III, L.P.	$-	$-	$15,619,761
Paid-in-kind interest income	$858,730	$819,905	$365,592
Net accretion of discount on investments	$966,191	$1,323,644	$765,255
Amortization of deferred credit facility financing costs	$633,349	$193,464	$502,468
Stock dividend distribution	$13,058,710	$-	$-

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

Note 2. Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 established the Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. SFAS 168, now codified as ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption by the Company has changed the Company’s references to GAAP accounting standards but did not impact any of the Company’s significant accounting policies or its results of operations or financial position.

Use of Estimates in the Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

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

Investment Valuation

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 825 (previously, SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”), approximates the carrying amounts presented in the consolidated statements of assets and liabilities.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined, in good faith, by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

•
The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•
Our board of directors discuss the valuations and determine the fair value of each investment, in good faith, based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.

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

We account for derivative financial instruments in accordance with ASC 815 (previously, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statement of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.

Investment Transactions and Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. If any cash is received after it is determined that interest is no longer collectible, we treat the cash as payment on the principal balance until the entire principal balance has been repaid, before any interest income is recognized. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least 98% of our ordinary income in any calendar year and 98% of our capital gain net income for each one-year period ending on October 31.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 28, 2010 and 2009, provisions of $27,445 and $140,322, respectively were recorded for federal excise taxes and as of each respective year end date the amounts remained unpaid and included in accounts payable on the accompanying consolidated statement of assets and liabilities. The $27,445 payable remains unpaid and the $140,322 payable has been subsequently paid.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which is codified in FASB ASC Topic 740, Income Taxes (“ASC 740”) on February 28, 2008.  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the consolidated financial statements. Our adoption of ASC 740 did not require a cumulative effect adjustment to the February 28, 2008 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. We did not have any unrecognized tax benefits as of both February 28, 2010 and February 28, 2009.

The Company files federal and state tax returns. The federal and state tax returns for fiscal years 2008 through 2010 remain subject to examination by the IRS and state and local tax authorities.

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

New Accounting Pronouncements

In May 2009, the FASB issued ASC 855 (previously, SFAS No. 165, “Subsequent Events”), which addresses accounting and disclosure requirements related to subsequent events. ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of ASC 855 did not have a material effect on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is now codified in ASC 860. The amended requirements are effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company is currently evaluating the impact on our interim consolidated financial statements of adopting ASC 860.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal year. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

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

Note 3. Going Concern

As of February 28, 2010, the Company remained in default on its Revolving Facility (see Note 8) and as a result of the default, our lender has the right to accelerate repayment of the outstanding indebtedness and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations. However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our outstanding debt, including any default interest.

On April 14, 2010 the Company entered into a definitive agreement with Saratoga Investment Advisors, LLC (“Saratoga”) and CLO Partners LLC (“CLO Partners”) and announced a $55 million recapitalization plan to cure the debt default. The recapitalization plan includes Saratoga and CLO Partners purchasing approximately 9.8 million shares of common stock of GSC Investment Corp. for $1.52 per share pursuant to a definitive stock purchase agreement and a commitment from Madison Capital Funding LLC to provide the Company with a $40 million senior secured revolving credit facility. Upon the closing of the transaction, the Company will immediately borrow funds under the new credit facility that, when added to the $15 million equity investment, will be sufficient to repay the full amount of the Company's existing debt and to provide the Company with working capital thereafter. The plan is subject to shareholder approval.

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

Note 4. Investments

The Company values all investments in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (previously, SFAS No. 157, “Fair Value Measurements”). ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability, and identifying transactions that are not orderly. In those circumstances, further analysis and/or significant adjustment to the transaction or quoted prices may be required at the measurement date under current market conditions.

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

The following table presents fair value measurements of investments as of February 28, 2010 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate investments	$—	$—	$72,675	$72,675
Control investments	—	—	16,698	16,698
Affiliate investments	—	—	—	—
Total investments at fair value	$—	$—	$89,373	$89,373

The following table presents fair value measurements of investments as of February 28, 2009 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Non-control/non-affiliate investments	$—	$—	$96,463	$96,463
Control investments	—	—	22,439	22,439
Affiliate investments	—	—	10	10
Total investments at fair value	$—	$—	$118,912	$118,912

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2010 (dollars in thousands):

	Non-control/ non-affiliate	Control Investments	Affiliate Investments	Total
Balance as of February 28, 2009	$96,464	$22,438	$10	$118,912
Net unrealized losses	(4,447)	(5,068)	(10)	(9,525)
Purchases and other adjustments to cost	1,825	–	–	1,825
Sales and redemptions	(14,513)	(672)	–	(15,185)
Net realized loss from investments	(6,654)	–	–	(6,654)
Balance as of February 28, 2010	$72,675	$16,698	$–	$89,373

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sale and redemptions represent net proceeds received from investments sold during the year.

Net transfers in and/or out represent existing investments that were either previously categorized as another level and the inputs to the model became unobservable or investments that were previously classified as the lowest significant input became observable during the period. These investments transfers are recorded at their end of period fair values.

The composition of our investments as of February 28, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$18,936	$16,653	18.6%
Second lien term loans	41,264	20,267	22.7
Senior secured notes	33,416	27,742	31.0
Unsecured notes	20,306	5,690	6.4
Structured Finance Securities	29,233	16,698	18.7
Common stock/equities	3,756	2,323	2.6
Limited partnership interest	–	–	–
Total	$146,911	$89,373	100.0%

The composition of our investments as of February 28, 2009, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$24,901	$17,117	14.4%
Second lien term loans	57,558	41,043	34.5
Senior secured notes	35,780	25,832	21.7
Unsecured notes	18,782	12,381	10.4
Structured Finance Securities	29,905	22,341	18.8
Common stock/equities	–	–	–
Limited partnership interest	–	198	0.2
Total	$166,926	$118,912	100.0%

Note 5. Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it.  In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the years ended February 28, 2010 and 2009 and February 29, 2008 we accrued $2.1, $2.0 and $0.6 million in management fee income, respectively and $2.4, $4.4 and $0.3 million in interest income, respectively, from GSCIC CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

Note 6. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100% of GSCIC CLO, an Exempted Company incorporated in the Cayman Islands.  For financial reporting purposes, the GSCIC CLO is not included as part of the consolidated financial statements.  For federal income tax purposes, the Company has requested and received approval from the Internal Revenue Service to treat the GSCIC CLO as a disregarded entity.  As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the GSCIC CLO are included with those of the Company.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2010 and 2009, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the GSCIC CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 28, 2010	February 28, 2009
Accumulated net investment income/(loss)	$449	$381
Accumulated net realized gains (losses) on investments	1,213	(1,106)
Additional paid-in-capital	(1,662)	725

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2009 was as follows (dollars in thousands):

	December 31, 2009	December 31, 2008
Ordinary Income	$15,132	$8,540
Capital gains	-	-
Return of capital	-	-
Total	$15,132	$8,540

For federal income tax purposes, as of February 28, 2010, the aggregate gross unrealized appreciation for all securities in which there is an excess of value over tax cost is $17.3 million and the aggregate gross unrealized depreciation for all securities in which there is an excess of tax cost over value is $78.8 million. The aggregate cost of securities for federal income tax purposes is $481.3 million.

At February 28, 2010 and 2009, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the GSCIC CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 28, 2010	February 28, 2009
Post October loss deferred	$(4,560)	$-
Accumulated capital losses	(17,306)	(3,195)
Other temporary differences	(2,208)	(119)
Undistributed ordinary income	3,950	6,312
Unrealized depreciation	(61,539)	(146,540)
Components of accumulated losses	$(81,663)	$(143,542)

Post-October losses represent losses realized on investments from November 1, 2009 to February 28, 2010, in accordance with federal income tax regulations, the Company has elected to defer and treat as having arisen in the following fiscal year.

The Company has incurred capital losses of $14.1 and $3.2 million for the years ended February 28, 2010 and 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2018 and 2017.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2008-2010), and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

Note 7. Agreements

On March 21, 2007, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with GSC Group, our investment advisor. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our investment adviser implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our investment adviser is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our investment adviser a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the years ended February 28, 2010 and 2009 and February 29, 2008 we incurred $2.0, $2.7 and $2.9 million in base management fees and $0.3, $1.8 and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively.  For the years ended February 28, 2010 and 2009 and February 29, 2008, we incurred no incentive management fees related to net realized capital gains.  As of February 28, 2010 and 2009, $0.5 million and $0.6 million of base management fees and $2.6 million and $2.3 million of incentive fees, respectively, were unpaid and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

As of February 28, 2010, the end of the fourth quarter of fiscal year 2010, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the first fiscal quarter of fiscal year 2010. Accordingly, the payment of the incentive fee for the quarter ended February 28, 2010 has been deferred along with all previously deferred incentive fees. The total deferred incentive fee payable at February 28, 2010 and 2009 were $2.6 million and $2.3 million, respectively.

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

For the years ended February 28, 2010 and 2009 and February 29, 2008 we expensed $0.7, $1.0 and $0.9 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million.  Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock.  Accordingly, for the years ended February 28, 2010 and 2009 and February 29, 2008, we have recorded $0.7, $1.0 and $1.8 million in expense waiver and reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statement of operations.

On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods.  The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008. For the years ended February 28, 2009 and February 29, 2008, we recorded $49,715 and $0.9 million in expense waiver and reimbursement, respectively under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds are borrowed from or through certain lenders at prevailing commercial paper rates or, if the commercial paper market is at any time unavailable, at prevailing LIBOR rates, plus 0.70% payable monthly. As of February 28, 2010 and 2009, there was $37.0 million and $59.0 million outstanding under the Revolving Facility, respectively. For the years ended February 28, 2010 and 2009 and February 29, 2008, we recorded $3.5, $2.4 and $4.0 million of interest expense and $0.6, $0.2 and $0.2 million of amortization of deferred financing costs related to the Revolving Facility, respectively. For the years ended February 28, 2010 and 2009 and February 29, 2008 the interest rates on the outstanding borrowings ranged from 1.37% to 9.25%, 1.50% to 5.22% and 4.45% to 6.62%, respectively.

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

In March 2009 we amended the Revolving Credit Facility to increase the portion of the portfolio that can be invested in "CCC" rated investments in return for an increased interest rate and expedited amortization.  As a result of these transactions, we expected to have additional cushion under our Borrowing Base (as defined below) that would allow us to better manage our capital in times of declining asset prices and market dislocation. If we are not able to obtain new sources of financing, however, we expect our portfolio will gradually de-lever as principal payments are received, which may negatively impact our net investment income and ability to pay dividends.

At February 28, 2010 and 2009 we had $37.0 million and $59.0 million in borrowings under the Revolving Facility, respectively. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $1.7 million at February 28, 2010 versus $59.9 million at February 28, 2009. The decline in our Borrowing Base in fiscal year 2010 is mainly attributable to the decline in the value of the pledged collateral and the downgrade of certain public ratings or private credit estimates of the pledged collateral.

For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the February 28, 2010 Borrowing Base relies upon the valuations set forth in the quarterly report for the quarter ended November 30, 2009. The valuations presented in this annual report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.

On July 30, 2009 we exceeded the permissible borrowing limit for 30 consecutive days, resulting in an event of default under our Revolving Facility that is continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under and Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. Please see Part I, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” for more information. Our lender has elected not to accelerate the obligation to date, but has reserved the right to do so.

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

Note 9. Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, GSC Funding and GSC Funding II entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007 GSC Funding increased the notional under its agreement from $34 million to $40 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013 respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated statement of assets and liabilities in their fair value are included on the consolidated statement of operations.

The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of February 28, 2010 we did not receive any such payments as the LIBOR has not exceeded 8%.  At February 28, 2010, the total notional outstanding for the interest rate caps was $65.6 million with an aggregate fair value of $0.04 million, which is recorded in outstanding interest cap at fair value on the Company’s consolidated statement of assets and liabilities. For the years ended February, 28, 2010 and 2009, and February 29, 2008, the Company recorded $2,634 of unrealized appreciation, $37,221 of unrealized depreciation and $54,226 of unrealized depreciation, respectively, on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of February 28, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$39,184	8.0%	Feb 2014	$30
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12
	Net fair value				$42

The table below summarizes our interest rate cap agreements as of February 28, 2009 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$40,000	8.0%	Feb 2014	$28
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12
	Net fair value				$40

Note 10. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the years ended February 28, 2010 and 2009 and February 29, 2008 we accrued $0.3, $0.3 and $0.3 million for directors fees expense, respectively and $25,432, $18,017 and $13,226 for reimbursement of out-of-pocket expenses, respectively.  As of February 28, 2010 and 2009, $54,000 and $5,250 in directors fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 28, 2010, we had not issued any common stock to our directors as compensation for their services.

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

On November 13, 2009, we declared a dividend of $1.825 per share payable on December 31, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $0.25 per share. Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 of newly issued shares of common stock.

Note 12. Earnings Per Share

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

Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009. The financial statements for the period ended November 30, 2009 were retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-550 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2010 and 2009 and February 29, 2008 (dollars in thousands except per share amounts):

Basic and diluted	February 28, 2010	February 28, 2009	February 29, 2008
Net decrease in net assets from operations	$(10,463)	$(21,315)	$(5,451)
Weighted average common shares outstanding	10,613,507	8,291,384	7,761,965
Loss per common share-basic and diluted	$(0.99)	$(2.57)	$(0.70)

Note 13. Dividend

The following table summarizes dividends declared during the years ended February 28, 2010 and 2009 and February 29, 2008 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount
November 13, 2009	November 25, 2009	December 31, 2009	$1.825	$15,132

Total dividends declared			$1.825	$15,132

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount
May 22, 2008	May 30, 2008	June 13, 2008	$0.39	$3,234
August 19, 2008	August 29, 2008	September 15, 2008	0.39	3,234
December 8, 2008	December 18, 2008	December 29, 2008	0.25	2,072

Total dividends declared			$1.03	$8,540

Date Declared	Record Date	Payment Date	Amount Per Share *	Total Amount
May 21, 2007	May 29, 2007	June 6, 2007	$0.24	$1,990
August 14, 2007	August 24, 2007	August 31, 2007	0.36	2,985
November 15, 2007	November 30, 2007	December 3, 2007	0.38	3,151
December 28, 2007	January 18, 2008	January 28, 2008	0.18	1,492
February 20, 2008	February 29, 2008	March 10, 2008	0.39	3,234

Total dividends declared			$1.55	$12,852

* Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2010 and 2009 and February 29, 2008:

Per share data:	February 28, 2010	February 28, 2009	February 29, 2008

Public offering cost at IPO, March 23, 2007	$-	$-	$15.00
Sales load	-	-	(0.85)
Offering cost	-	-	(0.12)
Net asset value at beginning of period/IPO	8.20	11.80	14.03

Net investment income (1)	0.54	1.67	1.30
Net realized gains (losses) on investments and derivatives	(0.63)	(0.86)	0.47
Net unrealized depreciation on investments and derivatives	(0.90)	(3.38)	(2.45)*
Net decrease in stockholders’ equity	(0.99)	(2.57)	(0.68)

Distributions declared from net investment income	(1.83)	(1.03)	(1.37)
Distributions declared from net realized capital gains	-	-	(0.18)
Other (5)	(2.11)	-	-
Total distributions to stockholders	(3.94)	(1.03)	(1.55)

Net asset value at end of period	$3.27	$8.20	$11.80
Net assets at end of period	$55,478,152	$68,013,777	$97,869,040
Shares outstanding at end of period	16,940,109	8,291,384	8,291,384

Per share market value at end of period	$1.92	$1.99	$11.04
Total return based on market value (2)	113.10%	(70.33)%	0.45%
Total return based on net asset value (3)	(11.92)%	14.40%	10.96%

*      Net unrealized depreciation on investments and derivatives per share amount includes the net loss incurred prior to the IPO.

Ratio/Supplemental data:
Ratio of net investment income net of expense waiver and reimbursement to average net assets (4)	9.12%	16.21%	9.63%
Ratio of operating expenses net of expense waiver and reimbursement to average net assets (4)	8.71%	5.94%	4.31%
Ratio of incentive management fees to average net assets	0.52%	2.05%	0.64%
Ratio of credit facility related expenses to average net assets	6.54%	3.05%	4.51%
Ratio of total expenses net of expense waiver and reimbursement to average net assets (4)	15.77%	11.04%	9.45%

(1)	Net investment income excluding expense waiver and reimbursement equals $0.48, $1.55 and $1.08 per share for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

(2)	Total annual return historical and resumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.

(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.

(4)
For the year ended February 28, 2010, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 8.10%, 9.78% and 16.84%, respectively. For the year ended February 28, 2009, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 15.19%, 7.12% and 12.23%, respectively. For the year ended February 29, 2008, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 8.11%, 5.91% and 11.05%, respectively.

(5)
Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of period end.

Note 15. Related Party Transaction

On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. Additionally, GSC Group assigned its rights to act as collateral manager for GSC Partners CDO Fund III, Limited (“CDO III”) to the Company. The Company paid GSC Group $0.1 million to acquire the rights to act as collateral manager and expected to receive collateral management fees of $0.2 million. For the year ended February 29, 2008 we received $0.4 million of management fee income from CDO III and received distributions of $16.1 million from our partnership interests resulting in a realized gain of $0.5 million. As of February 28, 2010, the fair value of the general partnership interest and limited partnership interest was zero.

On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the year ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of February 28, 2010, GSC Group and its affiliates own approximately 11.4% of the outstanding common shares of the Company.

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

In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder.  Since then, our investment adviser and its secured lenders have been in negotiations regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, if it is unable to restructure its credit facility, or an acceleration of the outstanding principal balance by the lenders occurs, the ability of the investment adviser to retain key individuals and perform its investment advisory duties for us could be significantly impaired.

Note 16. Selected Quarterly Data (Unaudited)

	2010
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$3,637	$3,530	$3,685	$4,764
Net investment income	1,201	869	1,080	2,564
Net realized and unrealized gain (loss)	(10,067)	8,258	(17,168)	2,800
Net increase (decrease) in net assets resulting from operations	(8,866)	9,128	(16,088)	5,364
Net investment income per common share at end of each quarter	$0.07	$0.10	$0.13	$0.31
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.59)	$0.91	$(2.07)	$0.34
Dividends declared per common share	$–	$1.825	$–	$–
Net asset value per common share	$3.27	$3.80	$6.91	$8.85

	2009
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,476	$6,361	$5,835	$5,715
Net investment income	3,289	3,887	3,455	3,195
Net realized and unrealized loss	(17,296)	(11,438)	(6,023)	(384)
Net increase (decrease) in net assets resulting from operations	(14,008)	(7,551)	(2,567)	2,811
Net investment income per common share at end of each quarter	$0.40	$0.47	$0.42	$0.39
Net realized and unrealized loss per common share at end of each quarter	$(2.09)	$(1.38)	$(0.73)	$(0.05)
Dividends declared per common share	$–	$0.25	$0.39	$0.39
Net asset value per common share	$8.20	$10.14	$11.05	$11.75
	2008
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,520	$5,882	$5,882	$4,102
Net investment income	2,562	3,070	3,157	1,958
Net realized and unrealized gain (loss)	(11,972)	(2,009)	(3,939)	1,722
Net increase (decrease) in net assets resulting from operations	(9,410)	1,061	(782)	3,680
Net investment income per common share at end of each quarter	$0.32	$0.37	$0.38	$0.23
Net realized and unrealized gain (loss) per common share at end of each quarter	$(1.46)	$(0.24)	$(0.47)	$0.21
Dividends declared per common share	$0.57	$0.38	$0.36	$0.24
Net asset value per common share	$11.80	$13.51	$13.76	$14.21

Note 17. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the years then ended, except as disclosed below.

On March 2, 2010 the Company received a full par redemption of $0.7 million related to Affinity Group, Inc. On March 11, 2010, a portion of the proceeds from this redemption were used to make a repayment of $0.7 million of outstanding borrowings.

On April 9, 2010 the Company received a full par redemption of $1.8 million related to Custom Direct, Inc. On April 13, 2010, the proceeds from this redemption plus a portion of interest collections related to Elyria Foundry Company were used to make a repayment of $1.9 million of outstanding borrowings.

On April 14, 2010 the Company entered into a definitive agreement with Saratoga Investment Advisors, LLC (“Saratoga”) and CLO Partners LLC (“CLO Partners”) and announced a $55 million recapitalization plan to cure the debt default. The recapitalization plan includes Saratoga and CLO Partners purchasing approximately 9.8 million shares of common stock of GSC Investment Corp. for $1.52 per share pursuant to a definitive stock purchase agreement and a commitment from Madison Capital Funding LLC to provide the Company with a $40 million senior secured revolving credit facility. Upon the closing of the transaction, the Company will immediately borrow funds under the new credit facility that, when added to the $15 million equity investment, will be sufficient to repay the full amount of the Company's existing debt and to provide the Company with working capital thereafter. The plan is subject to shareholder approval.

On May 4, 2010 the Company received an interest payment of $0.4 million related to McMillin Companies, LLC. On May 14, 2010, a portion of the proceeds were used to make a repayment of $0.3 million of outstanding borrowings.

On May 13, 2010 the Company filed a Preliminary Proxy Statement on Schedule 14A related to the proposed Saratoga transaction.