Form 10-Q
period 2010-05-31
GSC INVESTMENT CORP.
filed 2010-07-15
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of outstanding common shares of the registrant as of July 7, 2010 was 16,940,109.

GSC Investment Corp.

Consolidated Statement of Assets and Liabilities

	As of
	May 31, 2010	February 28, 2010
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $113,009,708 and $117,678,275, respectively)	$71,719,742	$72,674,847
Control investments (cost of $29,233,097 and $29,233,097, respectively)	18,208,657	16,698,303
Total investments at fair value (amortized cost of $142,242,805 and $146,911,372, respectively)	89,928,399	89,373,150
Cash and cash equivalents	2,928,017	3,352,434
Cash and cash equivalents, securitization accounts	378,728	225,424
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	22,278	42,147
Interest receivable, net of reserve of $3,269,723 and $2,120,309, respectively	2,589,212	3,473,961
Management fee receivable	231,300	327,928
Other assets	401,636	140,272

Total assets	$96,479,570	$96,935,316

LIABILITIES
Revolving credit facility	$33,807,431	$36,992,222
Management and incentive fees payable	3,482,482	3,071,093
Accounts payable and accrued expenses	779,972	1,111,081
Interest and credit facility fees payable	270,246	267,166
Due to manager	6,549	15,602
Total liabilities	$38,346,680	$41,457,164

NET ASSETS
Common stock, par value $.0001 per share, 100,000,000 common shares
authorized, 16,940,109 common shares issued and outstanding	$1,694	$1,694
Capital in excess of par value	128,339,497	128,339,497
Accumulated undistributed net investment loss	(2,843,933)	(2,846,135)
Accumulated net realized loss from investments and derivatives	(14,941,240)	(12,389,830)
Net unrealized depreciation on investments and derivatives	(52,423,128)	(57,627,074)
Total Net Assets	58,132,890	55,478,152

Total liabilities and Net Assets	$96,479,570	$96,935,316

NET ASSET VALUE PER SHARE	$3.43	$3.27

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Operations

	For the three months ended May 31, 2010	For the three months ended May 31, 2009
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$1,617,267	$3,318,840
Control investments	652,720	868,229
Total interest income	2,269,987	4,187,069
Interest from cash and cash equivalents	319	13,191
Management fee income	506,785	520,992
Other income	33,559	43,134
Total investment income	2,810,650	4,764,386

EXPENSES
Interest and credit facility financing expenses	831,121	642,893
Base management fees	411,389	547,744
Professional fees	1,142,537	339,780
Administrator expenses	155,137	171,861
Incentive management fees	-	322,183
Insurance	194,654	206,017
Directors fees and expenses	164,611	82,000
General & administrative	64,136	59,780
Expenses before expense waiver and reimbursement	2,963,585	2,372,258
Expense reimbursement	(155,137)	(171,861)
Total expenses net of expense waiver and reimbursement	2,808,448	2,200,397

NET INVESTMENT INCOME	2,202	2,563,989

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(2,551,410)	(5,152)
Net unrealized appreciation on investments	5,223,815	2,769,292
Net unrealized appreciation/(depreciation) on derivatives	(19,869)	35,687
Net gain on investments	2,652,536	2,799,827

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,654,738	$5,363,816

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.65

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	16,940,109	8,291,384

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Schedule of Investments

May 31, 2010

(Unaudited)

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 123.4% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$7,082,000	12.2%

Legacy Cabinets Holdings (d, i)	Building Products	Common Voting A-1	2,535	220,900	220,900	0.4%

Legacy Cabinets Holdings (d, i)	Building Products	Common Voting B-1	1,600	139,424	139,424	0.2%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	281,644	281,644	192,926	0.3%

		Total Building Products	285,779	641,968	553,250	0.9%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.61%, 1/26/2012	3,250,000	3,248,218	3,120,000	5.4%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	3,128,814	2,969,724	2,753,356	4.7%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	1,538,235	1,538,235	799,882	1.4%

Targus Holdings, Inc. (d, i)	Consumer Products	Common	62,413	566,765	686,543	1.2%

		Total Consumer Products	7,979,462	8,322,942	7,359,781	12.7%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	305,973	305,973	264,667	0.5%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	834,131	834,131	554,697	1.0%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	166,327	30,241	13,306	0.0%

		Total Education	1,000,458	864,372	568,003	1.0%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.28%, 6/1/2014	2,000,000	1,825,912	1,630,000	2.8%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	6,983,429	6,983,429	5,097,903	8.8%

		Total Electronics	8,983,429	8,809,341	6,727,903	11.6%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	99,141	0.2%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	2,255,450	3.9%

		Total Environmental	18,161	3,158,800	2,354,591	4.1%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.60%, 7/31/2013	4,825,000	4,803,746	1,206,250	2.1%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	1,876,873	1,442,978	1,717,339	3.0%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,695,657	3,724,000	6.4%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	4,093,750	4,061,460	3,622,969	6.2%

		Total Healthcare Services	7,893,750	7,757,117	7,346,969	12.6%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	7,700,000	7,356,428	4,466,000	7.7%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	2,835,072	2,831,452	2,069,603	3.6%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	960,000	1.7%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	136,000	0.2%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.35%, 12/15/2014	5,000,000	4,807,843	4,900,000	8.4%

		Total Manufacturing	18,700,000	18,507,843	5,996,000	10.3%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,888,653	4,550,000	7.8%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants	3,000	-	-	0.0%

		Total Metals	5,003,000	4,888,653	4,550,000	7.8%

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,640	$2,948,640	$2,828,925	4.9%

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	6,349,512	6,349,348	592,409	1.0%

		Total Natural Resources	9,298,152	9,297,988	3,421,334	5.9%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	6,285,070	6,285,070	609,652	1.0%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants	3	-	-	0.0%

		Total Oil and Gas	6,285,073	6,285,070	609,652	1.0%

Terphane Holdings Corp. (d, e, i)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	4,850,000	4,850,000	4,437,750	7.6%

Terphane Holdings Corp. (d, e, i)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	5,087,250	5,087,250	4,654,834	8.0%

Terphane Holdings Corp. (d, e, i)	Packaging	Senior Secured Notes 11.92%, 6/15/2010	500,000	500,000	457,500	0.8%

		Total Packaging	10,437,250	10,437,250	9,550,084	16.4%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	15,040	0.0%

Network Communications, Inc. (d, i)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,065,452	2,412,500	4.1%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	4,840,388	3,951,945	3,448,776	5.9%

		Total Publishing	11,043,614	10,215,787	5,876,316	10.0%

Sub Total Non-control/Non-affiliated investments				113,009,708	71,719,742	123.4%

Control investments - 31.3% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	-	-	-	0.0%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 9.73%, 1/21/2020	30,000,000	29,233,097	18,208,657	31.3%

Sub Total Control investments				29,233,097	18,208,657	31.3%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	-	-	-	0.0%
Sub Total Affiliate investments				-	-	0.0%

TOTAL INVESTMENT ASSETS - 154.7% (b)				$142,242,805	$89,928,399	154.7%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$36,734,694	$87,000	$15,812	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	6,466	0.0%

Sub Total Outstanding interest rate cap				$131,000	$22,278	0.0%

(a)  All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.
(b)  Percentages are based on net assets of $58,132,890 as of May 31, 2010.
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
(f) 9.73% represents the modeled effective interest rate that is expected to be earned over the life of the investment.
(g)  As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$-

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

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$-	$-	$-	$652,720	$506,785	$-	$1,510,354
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$-

(i) Non-income producing at May 31, 2010.

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2010

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets

Non-control/Non-affiliated investments - 131.0% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,909,907	11.9%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 6.58%, 8/18/2012	1,479,842	1,463,159	444,841	0.8%

Legacy Cabinets, Inc. (d, i)	Building Products	Second Lien Term Loan 12.50%, 8/18/2013	1,862,420	1,828,197	85,113	0.1%

		Total Building Products	3,342,262	3,291,356	529,954	0.9%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.50%, 1/26/2012	3,250,000	3,247,947	3,003,650	5.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	3,109,712	2,936,092	2,738,101	4.7%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	1,538,235	1,538,235	1,529,467	2.6%

Targus Holdings, Inc. (d, i)	Consumer Products	Common	62,413	566,765	237,169	0.4%

		Total Consumer Products	7,960,360	8,289,039	7,508,387	12.9%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	306,855	306,855	255,242	0.4%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	831,174	831,174	616,897	1.1%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	166,327	30,241	16,633	0.0%

		Total Education	997,501	861,415	633,530	1.1%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.23%, 6/1/2014	2,000,000	1,814,950	1,764,600	3.0%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	6,913,293	6,913,293	4,852,440	8.3%

		Total Electronics	8,913,293	8,728,243	6,617,040	11.4%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	86,745	0.1%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	1,973,453	3.3%

		Total Environmental	18,161	3,158,800	2,060,198	3.5%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	4,837,500	4,814,623	983,464	1.7%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	1,931,121	1,451,316	1,696,876	2.9%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	3,800,000	3,679,489	3,620,640	6.2%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 8.26%, 4/17/2013	4,093,750	4,058,633	3,568,931	6.2%

		Total Healthcare Services	7,893,750	7,738,122	7,189,571	12.4%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	7,700,000	7,334,121	3,634,400	6.3%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	2,820,467	2,816,547	2,230,143	3.9%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	12,000,000	12,000,000	1,478,400	2.5%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	1,700,000	1,700,000	209,440	0.4%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.23%, 12/15/2014	5,000,000	4,799,666	4,711,000	8.0%

		Total Manufacturing	18,700,000	18,499,666	6,398,840	11.0%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	5,000,000	4,883,382	3,785,500	6.5%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants	3,000	-	8,610	0.0%

		Total Metals	5,003,000	4,883,382	3,794,110	6.5%

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,639	$2,948,639	$2,830,694	4.9%

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	6,349,512	6,349,348	158,738	0.3%

		Total Natural Resources	9,298,151	9,297,987	2,989,432	5.1%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	6,239,318	6,239,318	1,128,693	1.9%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants	3	-	-	0.0%

		Total Oil and Gas	6,239,321	6,239,318	1,128,693	1.9%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	4,850,000	4,850,000	4,549,785	7.8%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	5,087,250	5,087,250	4,772,349	8.2%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	500,000	500,000	469,050	0.8%

		Total Packaging	10,437,250	10,437,250	9,791,184	16.8%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.06%, 12/31/2013	1,832,053	1,527,103	1,614,222	2.7%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	361,020	360,554	361,020	0.6%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	386,625	386,129	386,626	0.7%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	1,203,226	1,198,390	10,709	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	5,000,000	5,067,619	2,473,000	4.3%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.50%, 2/1/2013	4,847,802	3,908,440	3,478,299	5.9%

		Total Publishing	11,798,673	10,921,132	6,709,654	11.5%

Sub Total Non-control/Non-affiliated investments				117,678,275	72,674,847	125.0%

Control investments - 30.1% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	-	-	-	0.0%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 8.27%, 1/21/2020	30,000,000	29,233,097	16,698,303	28.7%

Sub Total Control investments				29,233,097	16,698,303	28.7%

Company (a, c)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	-	-	-	0.0%
Sub Total Affiliate investments				-	-	0.0%

TOTAL INVESTMENT ASSETS - 161.1% (b)				$146,911,372	$89,373,150	153.7%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$39,183,673	$87,000	$30,097	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	12,050	0.0%

Sub Total Outstanding interest rate cap				$131,000	$42,147	0.1%

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

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$-	$-	$-	$2,397,514	$2,057,397	$-	$(4,970,217)
GSC Partners CDO GP III, LP	$-	$-	$-	$-	$-	$-	$(98,412)

(i) Non-income producing at February 28, 2010.

GSC Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the three months ended May 31, 2010	For the three months ended May 31, 2009
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$2,202	$2,563,989
Net realized loss from investments	(2,551,410)	(5,152)
Net unrealized appreciation on investments	5,223,815	2,769,292
Net unrealized appreciation/(depreciation) on derivatives	(19,869)	35,687
Net increase in net assets from operations	2,654,738	5,363,816

Total increase in net assets	2,654,738	5,363,816
Net assets at beginning of period	55,478,152	68,013,777
Net assets at end of period	$58,132,890	$73,377,593

Net asset value per common share	$3.43	$8.85
Common shares outstanding at end of period	16,940,109	8,291,384

Accumulated undistributed net investment income (loss)	$(2,843,933)	$8,686,481

See accompanying notes to consolidated financial statements.

GSC Investment Corp.

Consolidated Statements of Cash Flows

	For the three months ended May 31, 2010	For the three months ended May 31, 2009
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$2,654,738	$5,363,816
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(377,030)	(193,771)
Net accretion of discount on investments	(182,648)	(274,406)
Amortization of deferred credit facility financing costs	-	71,320
Net realized loss from investments	2,551,410	5,152
Net unrealized appreciation on investments	(5,223,815)	(2,769,292)
Unrealized (appreciation) depreciation on derivatives	19,869	(35,687)
Proceeds from sale and redemption of investments	2,676,834	921,553
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	(153,304)	(850,750)
Interest receivable	884,749	19,713
Management fee receivable	96,628	64
Other assets	(261,364)	180,268
Increase (decrease) in operating liabilities:
Management and incentive fees payable	411,389	869,927
Accounts payable and accrued expenses	(331,109)	(9,891)
Interest and credit facility fees payable	3,080	154,175
Due to manager	(9,053)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,760,374	3,452,191

Financing activities
Paydowns on debt	(3,184,791)	(1,239,416)
Credit facility financing cost	-	(25,000)
NET CASH USED BY FINANCING ACTIVITIES	(3,184,791)	(1,264,416)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(424,417)	2,187,775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,352,434	6,356,225
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,928,017	$8,544,000

Supplemental Information:
Interest paid during the period	$828,040	$417,398

Supplemental non-cash information
Paid-in-kind interest income	$377,030	$193,771
Net accretion of discount on investments	$182,648	$274,406
Amortization of deferred credit facility financing costs	$-	$71,320

See accompanying notes to consolidated financial statements.

GSC INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

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

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its special purpose financing subsidiary, GSC Investment Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” in the financial statements encompassing of these consolidated subsidiaries, except as stated otherwise.

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

Investment Valuation

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 825 approximates the carrying amounts presented in the consolidated statements of assets and liabilities.

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

We account for derivative financial instruments in accordance with ASC 815. ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statement of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

Interest income on our investment in GSCIC CLO is recorded using the effective interest method in accordance with the provision of ASC 325, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

We adopted ASC Topic 740, Income Taxes (“ASC 740”) on February 28, 2008.  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the consolidated financial statements. Our adoption of ASC 740 did not require a cumulative effect adjustment to the February 28, 2008 undistributed net realized earnings. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, (“SFAS No. 166”) which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is now codified in ASC 860. The amended requirements are effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of ASC 860 by the Company did not have material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06” ), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010–06 by the Company did not have a material effect on our consolidated financial statements.

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

Note 3. Going Concern

As of May 31, 2010, the Company remained in default on its Revolving Facility (see Note 7) and as a result of the default, our lender has the right to accelerate repayment of the outstanding indebtedness and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations. However, we continue to believe that we will have adequate liquidity to continue to fund our operations and the interest payments on our outstanding debt, including any default interest.

On April 14, 2010, the Company entered into a definitive agreement with Saratoga Investment Advisors, LLC (“Saratoga”) and CLO Partners LLC (“CLO Partners”) and announced a $55 million recapitalization plan to cure the debt default. The recapitalization plan includes Saratoga and CLO Partners purchasing approximately 9.8 million shares of common stock of GSC Investment Corp. for $1.52 per share pursuant to a definitive stock purchase agreement and a commitment from Madison Capital Funding LLC to provide the Company with a $40 million senior secured revolving credit facility. Upon the closing of the transaction, the Company will immediately borrow funds under the new credit facility that, when added to the $15 million equity investment, will be sufficient to repay the full amount of the Company's existing debt and to provide the Company with working capital thereafter. The plan is subject to shareholder approval.

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

Note 4. Investments

The Company values all investments in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments as of May 31, 2010 (dollars in thousands):

	Fair Value Measurments Using
	Level 1	Level 2	Level 3	Total
First lien term loans	$–	$–	$13,830	$13,830
Second lien term loans	–	–	20,794	20,794
Senior secured notes	–	–	29,372	29,372
Unsecured notes	–	–	4,308	4,308
Structured finance securities	–	–	18,209	18,209
Common stock/equities	–	–	3,415	3,415
Limited partnership interest	–	–	–	–
Total	$–	$–	$89,928	$89,928

The following table presents fair value measurements of investments as of February 28, 2010 (dollars in thousands):

	Fair Value Measurments Using
	Level 1	Level 2	Level 3	Total
First lien term loans	$–	$–	$16,653	$16,653
Second lien term loans	–	–	20,267	20,267
Senior secured notes	–	–	27,742	27,742
Unsecured notes	–	–	5,690	5,690
Structured finance securities	–	–	16,698	16,698
Common stock/equities	–	–	2,323	2,323
Limited partnership interest	–	–	–	–
Total	$–	$–	$89,373	$89,373

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the quarter ended May 31, 2010 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2010	$16,653	$20,267	$27,742	$5,690	$16,698	$2,323	$89,373
Net unrealized gains (losses)	547	2,228	1,586	(1,380)	1,511	732	5,224
Purchases and other adjustments to cost	308	210	44	(2)	-	-	560
Sales and redemptions	(2,664)	(13)	-	-	-	-	(2,677)
Net realized loss from investments	(689)	(1,863)	-	-	-	-	(2,552)
Transfers in/out	(325)	(35)	-	-	-	360	-
Balance as of May 31, 2010	$13,830	$20,794	$29,372	$4,308	$18,209	$3,415	$89,928

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sale and redemptions represent net proceeds received from investments sold during the period.

Net transfers in and/or out represent existing investments that were either previously categorized as another level and the inputs to the model became unobservable or investments that were previously classified as the lowest significant input became observable during the period. These investments transfers are recorded at their end of period fair values.

The composition of our investments as of May 31, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$15,567	$13,830	15.4%
Second lien term loans	39,563	20,794	23.1
Senior secured notes	33,460	29,372	32.7
Unsecured notes	20,304	4,308	4.8
Structured finance securities	29,233	18,209	20.2
Common stock/equities	4,116	3,415	3.8
Limited partnership interest	–	–	–
Total	$142,243	$89,928	100.0%

The composition of our investments as of February 28, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$18,936	$16,653	18.6%
Second lien term loans	41,264	20,267	22.7
Senior secured notes	33,416	27,742	31.0
Unsecured notes	20,306	5,690	6.4
Structured finance securities	29,233	16,698	18.7
Common stock/equities	3,756	2,323	2.6
Limited partnership interest	–	–	–
Total	$146,911	$89,373	100.0%

Note 5. Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a $400 million CLO managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we will act as collateral manager to it.  In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended May 31, 2010 and May 31, 2009 we accrued $0.5 and $0.5 million in management fee income, respectively and $0.7 and $0.9 million in interest income, respectively, from GSCIC CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

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

For the three months ended May 31, 2010 and May 31, 2009 we incurred $0.4 and $0.5 million in base management fees. For the three months May 31, 2009 we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income.  For the three months ended May 31, 2010 and May 31, 2009, we incurred no incentive management fees related to net realized capital gains.  As of May 31, 2010 $0.9 million of base management fees and $2.6 million of incentive fees were unpaid and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

As of May 31, 2010, the end of the first quarter of fiscal year 2011, the sum of our aggregate distributions to our stockholders and our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of the first fiscal quarter of fiscal year 2010. Accordingly, the payment of the incentive fee for the quarter ended May 31, 2010 has been deferred along with all previously deferred incentive fees. The total deferred incentive fee payable at May 31, 2010 was $2.6 million.

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

 For the three months ended May 31, 2010 and May 31, 2009 we expensed $0.2 and $0.2 million of administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to the Company in addition to our allocable portion of rent and other overhead related expenses. GSC Group has agreed not to be reimbursed by the Company for any expenses incurred in performing its obligations under the Administration Agreement until the Company’s total assets exceeds $500 million.  Additionally, the Company’s requirement to reimburse GSC Group is capped such that the amounts payable, together with the Company’s other operating expenses, will not exceed an amount equal to 1.5% per annum of the Company’s net assets attributable to the Company’s common stock. Accordingly, for the three months ended May 31, 2010 and May 31, 2009, we have recorded $0.2 and $0.2 million in expense waiver and reimbursement, respectively, under the Administration Agreement in the accompanying consolidated statement of operations.

On March 23, 2007, the Manager provided the Company with a Notification of Fee Reimbursement (the “Expense Reimbursement Agreement”). The Expense Reimbursement Agreement provides for the Manager to reimburse the Company for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees, interest and credit facility expenses, and organizational expense) exceed an amount equal to 1.55% of our net assets attributable to common stock. The Manager is not entitled to recover any reimbursements under this agreement in future periods.  The term of the Expense Reimbursement Agreement is for a period of 12 months beginning March 23, 2007 and for each twelve months period thereafter unless otherwise agreed by the Manager and the Company. On April 15, 2008, the Manager and the Company agreed not to extend the agreement for an additional twelve month period and terminated the Expense Reimbursement Agreement as of March 23, 2008. For the three months ended May 31, 2010 and May 31, 2009, we recorded $0.2 and $0.2 million in expense waiver and reimbursement, respectively under the Expense Reimbursement Agreement in the accompanying consolidated statement of operations.

Note 7. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we formed GSC Investment Funding LLC (“GSC Funding”), a wholly owned consolidated subsidiary of the Company, through which we entered into a revolving securitized credit facility (the “Revolving Facility”) with Deutsche Bank AG, as administrative agent, under which we may borrow up to $100 million. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds were borrowed from or through certain lenders and interest is payable monthly at the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.

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

On July 30, 2009 we exceeded the permissible borrowing limit for 30 consecutive days, resulting in an event of default under our Revolving Facility that is continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under and Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. Please see Part I, Item 1A. “Risk Factors—An event of default under the Revolving Facility may lead to a forced liquidation of the pledged assets that may yield less than the fair value of the assets” in our Annual Report on form 10-K for the year ended February 28, 2010 for more information. Our lender has elected not to accelerate the obligation to date, but has reserved the right to do so.

At May 31, 2010 and February 28, 2010 we had $33.8 million and $37.0 million in borrowings under the Revolving Facility, respectively. The actual amount that may be outstanding at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $6.1 million at May 31, 2010 versus $1.7 million at February 28, 2010. The increase in our Borrowing Base during the quarter is mainly attributable to the change in classification of certain defaulted assets that resulted in a higher collateral value per the Borrowing Base calculation.

For purposes of determining the Borrowing Base, most assets are assigned the values set forth in our most recent quarterly report filed with the SEC. Accordingly, the May 31, 2010 Borrowing Base relies upon the valuations set forth in the annual report for the year ended February 28, 2010. The valuations presented in this quarterly report will not be incorporated into the Borrowing Base until after this report is filed with the SEC.

During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. For the three months ended May 31, 2010 and May 31, 2009, we recorded $0.8 and $0.6 million of interest expense. For the three months ended May 31, 2009, we recorded $71,320 of amortization of deferred financing costs related to the Revolving Facility. For the three months ended May 31, 2010 and May 31, 2009, the interest rates on the outstanding borrowings were 9.25% and a range of 4.52% to 4.73%, respectively.

Note 8. Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, GSC Funding and GSC Funding II entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007 GSC Funding increased the notional under its agreement from $34 million to $40 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013 respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated statement of assets and liabilities and the changes in their fair value are included on the consolidated statement of operations.

The agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional at specified dates until the maturity of the agreements. As of May 31, 2010 we did not receive any such payments as the LIBOR has not exceeded 8%.  At May 31, 2010, the total notional outstanding for the interest rate caps was $63.2 million with an aggregate fair value of $22,278, which is recorded in outstanding interest cap at fair value on the Company’s consolidated statement of assets and liabilities. For the three months ended May 31, 2010 and May 31, 2009, the Company recorded $19,869 of unrealized depreciation and $35,687 of unrealized appreciation respectively, on derivatives in the consolidated statement of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of May 31, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$36,735	8.0%	Feb 2014	$16
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	6
	Net fair value				$22

The table below summarizes our interest rate cap agreements as of February 28, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$39,184	8.0%	Feb 2014	$30
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12
	Net fair value				$42

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the three months ended May 31, 2010 and May 31, 2009, we accrued $0.1 and $0.1 million for directors’ fees expense, respectively.  As of May 31, 2010 and February 28, 2009, $110,500 and $54,000 in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2010, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the quarters ended May 31, 2010 and May 31, 2009 (dollars in thousands except per share amounts):

Basic and diluted	May 31, 2010	May 31, 2009
Net increase in net assets from operations	$2,655	$5,364
Weighted average common shares outstanding	16,940,109	8,291,384
Earnings per common share-basic and diluted	$0.16	$0.65

Note 12. Dividend

The Company did not declare any dividend payments during the quarters ended May 31, 2010 and May 31, 2009.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2010 and May 31, 2009:

Per share data:	May 31, 2010	May 31, 2009

Net asset value at beginning of period	$3.27	$8.20

Net investment income (1) (5)	0.00	0.31
Net realized losses on investments and derivatives	(0.15)	-
Net unrealized appreciation on investments and derivatives	0.31	0.34
Net increase in stockholders’ equity	0.16	0.65

Net asset value at end of period	$3.43	$8.85
Net assets at end of period	$58,132,890	$73,377,593
Shares outstanding at end of period	16,940,109	8,291,384

Per share market value at end of period	$1.71	$2.90
Total return based on market value (2)	(10.94)%	45.73%
Total return based on net asset value (3)	4.79%	7.93%

Ratio/Supplemental data: (6)
Ratio of net investment income net of expense waiver and reimbursement to average net assets (4)	0.01%	12.83%
Ratio of operating expenses net of expense waiver and reimbursement to average net assets (4)	13.34%	6.18%
Ratio of incentive management fees to average net assets	0.00%	1.61%
Ratio of credit facility related expenses to average net assets	5.61%	3.22%
Ratio of total expenses net of expense waiver and reimbursement to average net assets (4)	18.95%	11.01%

(1)	Net investment (loss) income excluding expense waiver and reimbursement equals ($0.01) and $0.29 per share for the quarters ended May 31, 2010 and May 31, 2009, respectively.

(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.

(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.

(4)
For the quarter ended May 31, 2010, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is (1.03%), 14.39% and 19.99%, respectively. For the quarter ended May 31, 2009, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 11.97%, 7.04% and 11.87%, respectively.

(5)	Amount is less than $0.005 for the quarter end May 31, 2010.

(6)	Ratios are annualized.

Note 14. Related Party Transaction

On March 20, 2007, the Company issued 959,955 and 81,362 shares of common stock, priced at $15.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million. As of May 31, 2010, the fair value of the general partnership interest and limited partnership interest was zero.

On January 10, 2008, GSC Group notified our Dividend Reinvestment Plan Administrator that it was electing to receive dividends and other distributions in cash (rather than in additional shares of common stock) with respect to all shares of stock held by it and the investment funds under its control. For the quarter ended February 29, 2008, GSC Group received 35,911 of additional shares under the dividend reinvestment plan. As of May 31, 2010, GSC Group and its affiliates own approximately 11.4% of the outstanding common shares of the Company.

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

Note 15. Subsequent Events

On June 7, 2010, the Company repaid $0.1 million of the outstanding borrowings related to the credit facility.

On June 25, 2010, the Company filed a definitive Proxy Statement on Schedule 14A related to the proposed Saratoga transaction.

On July 9, 2010, the Company repaid $0.8 million of the outstanding borrowings related to the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and Part II, Item 1A in this quarterly report.

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

The forward-looking statements contained in this quarterly report involve risks and uncertainties, including statements as to:

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

While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies and high yield bonds, we intend to invest up to 30% of our assets in opportunistic investments. Opportunistic investments may include investments in distressed debt, debt and equity securities of public companies, credit default swaps, emerging market debt, and structured finance vehicles, including CLOs. As part of this 30%, we may also invest in debt of middle market companies located outside the United States. Given our primary investment focus on first and second lien term loans issued by middle market companies and high yield bonds, we believe our opportunistic investments will allow us to supplement our core investments with other investments that are within our investment adviser’s expertise that we believe offer attractive yields and/or the potential for capital appreciation. As of May 31, 2010, our investment in the subordinated notes of GSCIC CLO, a CLO we manage, constituted 20.2% of our total investments. We do not expect to manage and purchase all of the equity in another CLO transaction in the near future. We may, however, invest in CLO securities issued by other investment managers.

As of May 31, 2010, our portfolio consisted of $89.9 million in investments. We seek to create a diversified portfolio that includes leveraged loans, mezzanine debt and high yield bonds by investing up to 5% of our total investments in each portfolio company, although the investment sizes may be more or less than the targeted range. As of May 31, 2010, we invested in excess of 5% of our total investments in 6 of the 27 portfolio companies and the GSCIC CLO, but in each case less than 20.2% of our total investments, and our five largest portfolio company exposures represented approximately 49.9% of our total investments.

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

Significant Developments in Our Business

Since the third quarter of fiscal year 2009 (November 30, 2008), due to constraints imposed by our Revolving Facility (as defined below), we have had limited investment activity in both the primary and secondary markets.  On July 30, 2009, we exceeded permissible borrowing limits for 30 consecutive days, resulting in an event of default under our credit facility that is continuing as of May 31, 2010.  As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under our credit facility and to foreclose and liquidate the collateral pledged thereunder.  Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations.  As of the date of this quarterly report, our lender has not accelerated the debt, but has reserved the right to do so.  There is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that would become due as a result of such acceleration or that we will be able to obtain additional or alternative financing to pay or refinance any such accelerated obligations.

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

In a report dated May 27, 2010, our independent registered public accountants have determined that there is substantial doubt regarding our ability to continue as a going concern as a result of our remaining in default of our Revolving Facility.  Please see Part I, Item 1A. “Risk Factors—Risks related to our liquidity and financial condition” in our Annual Report on form 10-K for the year ended February 28, 2010 for more information.

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

For more information about Saratoga, see our Definitive Proxy Statement on Schedule 14A filed with the SEC on June 25, 2010.

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

The amount payable to GSC Group as administrator under the administration agreement is capped to the effect that such amount, together with our other operating expenses, does not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, since inception and including the current one-year term of the administration agreement (expiring March 21, 2011), GSC Group has waived our reimbursement obligation under the administration agreement until our total assets exceed $500 million.

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

We will defer cash payment of any incentive fee otherwise earned by our investment adviser if, during the most recent four full fiscal quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) is less than 7.5% of our net assets at the beginning of such period. These calculations will be appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee will become payable on the next date on which such test has been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and have continued to defer such payments through the current quarterly period.  As of May 31, 2010, $2.6 million of incentive fees have been deferred and remained unpaid and will be waived if the Saratoga Transaction is consummated.  GSCP will no longer provide services to us if the Saratoga Transaction is consummated.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview(1)

	At May 31, 2010	At February 28, 2010
	($ in millions)
Number of investments	36	38
Number of portfolio companies	25	27
Average investment size	$2.0	$1.9
Weighted average maturity	2.3 years	2.5 years
Number of industries	18	19
Average investment per portfolio company	$2.9	$2.7
Non-Performing or delinquent investments	$14.3	$18.5
Fixed rate debt (% of interest bearing portfolio)	$33.2 (48.6)%	$33.0 (46.9)%
Weighted average current coupon	11.6%	11.6%
Floating rate debt (% of interest bearing portfolio)	$35.1 (51.4)%	$37.4 (53.1)%
Weighted average current spread over LIBOR	7.8%	7.6%

(1)	Excludes our investment in the subordinated notes of GSCIC CLO and investments in common stocks and limited partnership interests.

During the three months ended May 31, 2010, we made no investments in new or existing portfolio companies and had $2.7 million in aggregate amount of exits and repayments resulting in net repayments of $2.7 million for the period.

During the three months ended May 31, 2009, we made no investments in new or existing portfolio companies and had $0.3 million in aggregate amount of exits and repayments resulting in net repayments of $0.3 million for the period.

Our portfolio composition at May 31, 2010 and February 28, 2010 was as follows:

Portfolio composition

	At May 31, 2010		At February 28, 2010
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	15.4%	9.7%	18.6%	8.6%
Second lien term loans	23.1	8.1	22.7	8.1
Senior secured notes	32.7	11.6	31.0	11.6
Unsecured notes	4.8	12.2	6.4	12.2
GSCIC CLO subordinated notes	20.2	9.7	18.7	8.3
Equity interests	3.8	N/A	2.6	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	9.8%	100.0%	9.3%

Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at May 31, 2010 and February 28, 2010, was composed of $406.0 and $387.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part I, Item 1A “Risk Factors—Risks related to our investments—Our investment in GSCIC CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”, of our Annual Report on form 10-K for the year ended February 28, 2010 for more information. We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at May 31, 2010, three GSCIC CLO portfolio investments were in default and over 91.8% of the GSCIC CLO portfolio investments had a CMR (as defined below) color rating of green or yellow.

GSC Group normally grades all of our investments using an internally developed credit and monitoring rating system (“CMR”). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk.  The color ratings are characterized as follows: (Green) - strong credit; (Yellow) - satisfactory credit; (Red) - payment default risk, in payment default and/or significant restructuring activity.

The CMR distribution of our investments at May 31, 2010 and February 28, 2010 was as follows:

Portfolio CMR distribution

	At May 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$9,650	10.7%	$9,479	10.6%
Yellow	23,714	26.4	27,763	31.1
Red	34,941	38.9	33,222	37.2
N/A(1)	21,623	24.0	18,909	21.1
Total	$89,928	100.0%	$89,373	100.0%

(1)	Comprised of our investments in the subordinated notes of GSCIC CLO, equity interests, and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at May 31, 2010 and February 28, 2010.

Portfolio composition by industry grouping at fair value

	At May 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$18,209	20.2%	$16,698	18.7%
Packaging	9,550	10.6	9,791	11.0
Consumer Products	7,360	8.2	7,508	8.4
Healthcare Services	7,347	8.2	7,190	8.0
Apparel	7,082	7.9	6,910	7.7
Electronics	6,728	7.5	6,617	7.4
Manufacturing	5,996	6.7	6,399	7.2
Publishing	5,876	6.5	6,710	7.5
Metals	4,550	5.1	3,794	4.3
Homebuilding	4,466	5.0	3,634	4.1
Natural Resources	3,421	3.8	2,989	3.3
Environmental	2,354	2.6	2,060	2.3
Logistics	2,070	2.3	2,230	2.5
Food and Beverage	1,717	1.9	1,697	1.9
Financial Services	1,206	1.3	984	1.1
Oil and Gas	610	0.7	1,129	1.2
Education	568	0.6	634	0.7
Building Products	553	0.6	530	0.6
Consumer Services	265	0.3	255	0.3
Printing	—	—	1,614	1.8
Total	$89,928	100.0%	$89,373	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by geographic location at fair value at May 31, 2010 and February 28, 2010. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At May 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$22,591	25.1%	$23,637	26.5%
Other(1)	18,209	20.2	16,698	18.7
West	15,618	17.4	14,695	16.4
International	12,971	14.4	12,781	14.3
Northeast	11,271	12.6	11,631	13.0
Southeast	9,268	10.3	9,931	11.1
Total	$89,928	100.0%	$89,373	100.0%

(1)	Comprised of our investment in the subordinated notes of GSCIC CLO.

Results of Operations

For the three months ended May 31, 2010 and 2009

 Operating results for the three months ended May 31, 2010 and 2009 are as follows;

	For the three months ended
	May 31, 2010	May 31, 2009
	($ in thousands)
Total investment income	$2,811	$4,764
Total expenses before waiver and reimbursement	2,964	2,372
Total expense waiver and reimbursement	(155)	(172)
Total expenses net of expense waiver and reimbursement	2,808	2,200
Net investment income	2	2,564
Net realized losses	(2,551)	(5)
Net unrealized gains	5,204	2,805
Net increase in net assets resulting from operations	$2,655	$5,364

Investment income

The composition of our investment income for the three months ended May 31, 2010 and 2009 was as follows:

Investment Income

	For the three months ended
	May 31, 2010	May 31, 2009
	($ in thousands)
Interest from investments	$2,270	$4,187
Management of GSCIC CLO	507	521
Interest from cash and cash equivalents and other income	34	56
Total	$2,811	$4,764

For the three months ended May 31, 2010, total investment income decreased $2.0 million, or 41.0% compared to the three months ended May 31, 2009. The decrease is predominantly attributable to an increase in the allowance for impaired loans and bonds, a decrease in the effective interest rate earned on our investment in the subordinated notes of GSCIC CLO, and a smaller total average portfolio.  The allowance for impaired loans and bonds increased to $1.1 million, for the three months ended May 31, 2010 from $0.3 million for the three months ended May 31, 2009. Interest income from our investment in the subordinated notes of GSCIC CLO decreased $0.2 million, or 24.8%, to $0.7 million for the three months ended May 31, 2010 from $0.9 million for the three months ended May 31, 2009.

For the three months ended May 31, 2010 and 2009, total PIK income was $0.4 million, and $0.2 million, respectively.

Operating Expenses

The composition of our operating expenses for the three months ended May 31, 2010 and 2009 was as follows:

Operating Expenses

	For the three months ended
	May 31, 2010	May 31, 2009
	($ in thousand)
Interest and credit facility expense	$831	$643
Base management fees	411	548
Professional fees	1,143	340
Incentive management fees	—	322
Administrator expenses	155	172
Insurance expenses	195	206
Directors fees	165	82
General and administrative expenses	64	59
Total operating expenses before manager waiver and reimbursement	$2,964	$2,372

For the three months ended May 31, 2010, total operating expenses before manager expense waiver and reimbursement increased $0.6 million, or 24.9% compared to the three months ended May 31, 2009.

For the three months ended May 31, 2010, the increase in interest and credit facility expense is primarily attributable to an increase in the interest rate on our credit facility from the commercial paper rate plus 70 basis points to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00%, as a result of our July 30, 2009 event of default (please see “—Financial Condition, Liquidity and Capital Resources” below for more information). For the three months ended May 31, 2010, the weighted average interest rate on the Revolving Facility was 9.25% compared to 3.85% for the three months ended May 31, 2009.

For the three months ended May 31, 2010, base management fees decreased $0.1 million, or 24.9% compared to the three months ended May 31, 2009. The reduction in base management fees results from the decrease in the average value of our total net assets and the continued reduction in the total portfolio size.

For the three months ended May 31, 2010, professional fees increased $0.8 million, or 236.3% compared to the three months ended May 31, 2009. The increase in professional fees is attributable to additional legal and professional fees associated with the evaluation of strategic transaction opportunities including the proposed Saratoga Transaction.

For the three months ended May 31, 2010, incentive management fees decreased $0.3 million, or 100.0% compared to the three months ended May 31, 2009. The decrease in incentive management fees is primarily attributable to the decrease in investment income and the increase in operating expenses which resulted in a failure to meet the quarterly hurdle rate of 1.875% for the quarter ended May 31, 2010 resulting in no incentive management fees for the quarter.

Net Realized Gains/Losses from Investments

For the three months ended May 31, 2010, the Company had $2.7 million of sales, repayments, exits or restructurings resulting in $2.6 million of net realized losses. The most significant realized gains and losses during the three months ended May 31, 2010 were as follows:

Three months ended May 31, 2010
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$(1,535)	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	(2,002)	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	(1,496)	(994)

For the three months ended May 31, 2009, the Company had $0.3 million of sales, repayments or exits resulting in $5,152 of net realized losses. The most significant realized gains and losses during the three months ended May 31, 2009 were as follows:

Three months ended May 31, 2009
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Loss
		($ in thousands)
IPC Systems, Inc.	First Lien Term Loan	$14	$(19)	$(5)

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended May 31, 2010, the Company had net unrealized appreciation of $5.2 million, which was comprised of $5.3 million in unrealized appreciation, $3.2 million in unrealized depreciation and $3.1 million related to the reversal of prior period net unrealized depreciation recorded upon the exit of an investment.  The most significant changes in net unrealized appreciation and depreciation for the three months ended May 31, 2010 are as follows:

Three months ended May 31, 2010
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	Quarterly Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
GSCIC CLO	Other/Structured Finance Securities	$29,233	$18,209	$(11,024)	$1,510
McMillin Companies, LLC	Senior Secured Notes	7,356	4,466	(2,890)	809
Elyria Foundry Company, LLC	Senior Secured Notes	4,889	4,550	(339)	751
Grant U.S. Holdings, LLP	Second Lien Term Loan	6,349	592	(5,757)	434
USS Mergerco, Inc.	Common stock	3,159	2,355	(804)	294
Jason Incorporated	Unsecured Notes	13,700	1,096	(12,604)	(592)
Energy Alloys, LLC	Second Lien Term Loan	6,285	610	(5,675)	(565)
Penton Media, Inc.	First Lien Term Loan	3,952	3,449	(503)	(503)

The $1.5 million decrease in net unrealized depreciation in our investment in the GSCIC subordinated notes was due to changes in various assumptions, such as portfolio default rate, recovery rate on defaults and portfolio prepayment rate, used in our discounted cash flow model. These changes were made in accordance with current market practice for CLO equity investments and not as a result of any change in the underlying GSCIC portfolio. The decrease in unrealized depreciation in our investments in McMillin Companies, LLC and Elyria Foundry Company, LLC, were due to an improvement in the outlook for these companies. The increase in unrealized depreciation in our investments in Jason Incorporated and Energy Alloy were due to declining prospects for each of the companies. The change in the fair values of our investments in Grant U.S. Holdings and Penton Media, Inc were due to fluctuations in the market quotations obtained for these investments compared to the prior period.

For the three months ended May 31, 2009, the Company had net unrealized appreciation of $2.8 million, which was comprised of $8.0 million in unrealized appreciation and $5.2 million in unrealized depreciation The most significant changes in net unrealized appreciation and depreciation for the three months ended May 31, 2009 are as follows:

Three months ended May 31, 2009
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	Quarterly Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,435	$8,568	$(1,867)	$870
Penton Media, Inc.	First Lien Term Loan	3,770	2,915	(855)	861
IDI Acquisition Corp.	Senior Secured Notes	3,638	3,207	(431)	764
USS Mergerco, Inc.	Second Lien Term Loan	5,852	4,328	(1,524)	731
GSCIC CLO	Other/Structured Finance Securities	29,233	19,208	(10,025)	(2,461)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,189	795	(5,394)	(1,643)
Targus Holdings Corp	Second Lien Term Loan	4,786	2,573	(2,213)	(563)

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended May 31, 2010, changes in the value of the interest rate caps resulted in an unrealized depreciation of $19,869 versus an unrealized appreciation of $35,687 for the three months ended May 31, 2009.

Changes in Net Asset Value from Operations

For the three months ended May 31, 2010 and 2009, we recorded a net increase in net assets resulting from operations of $2.7 million and $5.4 million, respectively. Based on 16,940,109 weighted average common shares outstanding as of May 31, 2010, our per share net increase in net assets resulting from operations was $0.16 for the three months ended May 31, 2010.  This compares to a per share increase in net assets resulting from operations of $0.65 for the three months ended May 31, 2009 based on 8,291,384 weighted average common shares outstanding as of May 31, 2009.

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

A Borrowing Base violation will occur if our outstanding borrowings exceed the Borrowing Base at any time. We can cure a Borrowing Base violation by reducing our borrowing below the Borrowing Base (by, e.g., selling collateral and repaying borrowings) or pledging additional collateral to increase the Borrowing Base. If we fail to cure a Borrowing Base violation within the specified time, a default under the Revolving Facility shall occur.  On July 30, 2009 an unremedied Borrowing Base violation became an event of default, which is currently continuing. As a result of this event of default, our lender has the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral would have a material adverse effect on our liquidity, financial condition and operations. As a result of the continuing default, the Company may be forced to sell its investments to raise funds to repay outstanding amounts. Such forced sales may result in values that could be less than carrying values reported in these financial statements. The deleveraging of the Company may significantly impair the Company’s ability to effectively operate. To date, our lender has not accelerated the debt with respect to this event of default, but has reserved the right to do so.  Please see Part I, Item 1A. “Risk Factors—Risks related to our liquidity and financial condition” of our Annual Report on form 10-K for the year ended February 28, 2010 for more information.

During the continuance of an event of default, the interest rate on the Revolving Facility is increased from the commercial paper rate plus 4.00% to the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market is unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%. Under this formula, the current interest rate at May 31, 2010 was 9.25%.

At May 31, 2010, we had $33.8 million in borrowings under the Revolving Facility versus $37.0 million in borrowings at February 28, 2010. The actual amount that we are permitted to borrow under the Revolving Facility at any given time (the “Borrowing Base”) is dependent upon the amount and quality of the collateral securing the Revolving Facility. Our Borrowing Base was $6.1 million at May 31, 2010 versus $1.7 million at February 28, 2010. The increase in our Borrowing Base during the quarter is mainly attributable to the repayment and reinstatement of certain defaulted assets that resulted in a higher collateral value per the Borrowing Base calculation.

Substantially all of our assets other than our investment in the subordinated notes of GSCIC CLO are held in a special purpose subsidiary and pledged under our Revolving Facility. We commenced the two year amortization period under the Revolving Facility in January 2009, during which time all principal proceeds from the pledged assets are used to repay the Revolving Facility. In addition, during the continuance of an event of default, all interest proceeds from the pledged assets are also used to repay the Revolving Facility. As a result, the Company is required to fund is operating expenses and dividends solely from cash on hand, management fees earned from,  and the proceeds of the subordinated notes of, GSCIC CLO. Please see Part I, Item 1A “Risk Factors—Risks related to our liquidity and financial condition” in our Annual Report on form 10-K for the year ended February 28, 2010 for more information.

In April 2009, our investment adviser withheld a scheduled principal amortization payment under its credit facility, resulting in a default thereunder. Since then, our investment adviser and its secured lenders have been in negotiations regarding a consensual restructuring of its obligations under such credit facility. While we are not directly affected by our investment adviser’s default, a material adverse change in the business, condition (financial or otherwise), operations or performance of our investment adviser could constitute a default under our Revolving Facility. Please see Part I, Item 1A “Risk Factors-Risks related to our Investment Advisor” in our Annual Report on form 10-K for the year ended February 28, 2010 for more information.

Our asset coverage ratio, as defined in the 1940 Act, was 272%, and 250% as of May 31, 2010 and February 28, 2010, respectively.

At May 31, 2010 and February 28, 2010, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At May 31, 2010		At February 28, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$2,928	3.2%	$3,352	3.6%
Cash and cash equivalents, securitization accounts	379	0.4	225	0.2
First lien term loans	13,830	14.8	16,653	17.9
Second lien term loans	20,794	22.3	20,267	21.8
Senior secured notes	29,372	31.5	27,742	29.9
Unsecured notes	4,308	4.6	5,690	6.1
Structured finance securities	18,209	19.5	16,698	18.0
Common stock	3,415	3.7	2,323	2.5
Other/limited partnership interests	–	-	-	-
Total	$93,235	100.0%	$92,950	100.0%

During the quarter ended May 31, 2010, the Company did not make any dividend declarations.

Off-Balance Sheet Arrangements

At May 31, 2010 and February 28, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in our lender’s prime rate. At May 31, 2010, we had $33.8 million of borrowings outstanding at a floating rate tied to the prevailing prime rate plus a margin of 6.00%.

In April and May 2007, pursuant to the Revolving Facility, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At May 31, 2010, the aggregate interest rate cap agreement notional amount was $63.2 million.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2010 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding change of approximately $0.2 million to our interest income from investments.

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

The table below describes the primary considerations made by our Board of Directors in determining the fair value of our investments at May 31, 2010:

	Fair Value	Percent of Total Investments
	($ in thousands)
Third party independent valuation firm	$63,220	70.3%
Discounted cash flow model	18,208	20.2
Readily available market maker, broker quotes	8,500	9.5
Total fair valued investments	$89,928	100.0%

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

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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

GSC Investment CORP.

Date: July 15, 2010	By	/s/ Seth M. Katzenstein
Seth M. Katzenstein
Chief Executive Officer and President, GSC
Investment Corp.

	By	/s/ richard t. allorto, jr.
Richard T. Allorto, Jr.
Chief Financial Officer, GSC Investment Corp.