Form 10-Q
period 2010-08-31
SARATOGA INVESTMENT CORP.
filed 2010-10-15
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2010

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-33376

SARATOGA INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-8700615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Madison Avenue New York, New York	10022
(Address of principal executive office)	(Zip Code)

(212) 906-7800

(Registrant’s telephone number, including area code)

GSC Investment Corp.

500 Campus Drive, Suite 220

Florham Park, NJ 07932

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 11, 2010 was 2,680,842.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Saratoga Investment Corp.

Consolidated Statement of Assets and Liabilities

	As of
	August 31, 2010	February 28, 2010
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $113,282,140 and $117,678,275, respectively)	$71,577,499	$72,674,847
Control investments (cost of $29,233,097 and $29,233,097, respectively)	22,837,839	16,698,303
Total investments at fair value (amortized cost of $142,515,237 and $146,911,372, respectively)	94,415,338	89,373,150
Cash and cash equivalents	1,863,196	3,352,434
Cash and cash equivalents, securitization accounts	307,730	225,424
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	23,718	42,147
Interest receivable (net of reserve of $3,916,107 and $2,120,309, respectively)	1,877,374	3,473,961
Deferred credit facility financing costs, net	1,974,687	—
Management fee receivable	231,638	327,928
Other assets	299,790	140,272

Total assets	$100,993,471	$96,935,316

LIABILITIES
Revolving credit facility	$20,000,000	$36,992,222
Management and incentive fees payable	423,442	3,071,093
Accounts payable and accrued expenses	682,401	1,111,081
Interest and credit facility fees payable	170,057	267,166
Due to manager	70,000	15,602
Total liabilities	$21,345,900	$41,457,164

NET ASSETS
Common stock, par value $.001 and $.001 per share, respectively, 100,000,000 common shares authorized, 2,680,842 and 1,694,011 common shares issued and outstanding, respectively	$2,681	$1,694
Capital in excess of par value	143,153,372	128,339,497
Accumulated undistributed net investment loss	(362,207)	(2,846,135)
Accumulated net realized loss from investments and derivatives	(14,939,093)	(12,389,830)
Net unrealized depreciation on investments and derivatives	(48,207,182)	(57,627,074)
Total Net Assets	79,647,571	55,478,152

Total liabilities and Net Assets	$100,993,471	$96,935,316

NET ASSET VALUE PER SHARE *	$29.71	$32.75

*      Net Asset Value per share and end of period shares outstanding for the year ended February 28, 2010 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended August 31		For the six months ended August 31
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$1,749,678	$2,654,665	$3,366,945	$5,973,505
Control investments	816,802	449,485	1,469,522	1,317,714
Total interest income	2,566,480	3,104,150	4,836,467	7,291,219
Interest from cash and cash equivalents	863	6,991	1,182	20,182
Management fee income	508,071	516,939	1,014,856	1,037,931
Other income	37,633	57,278	71,192	100,412
Total investment income	3,113,047	3,685,358	5,923,697	8,449,744

EXPENSES
Interest and credit facility financing expenses	738,147	1,405,548	1,569,268	2,048,441
Base management fees	423,442	505,314	834,831	1,053,058
Professional fees	1,614,588	341,998	2,757,125	681,778
Administrator expenses	173,425	171,861	328,562	343,722
Incentive management fees	—	—	—	322,183
Insurance	171,596	223,459	366,250	429,476
Directors fees and expenses	108,233	63,136	272,844	145,136
General & administrative	141,461	66,145	205,597	125,925
Expenses before expense waiver and reimbursement	3,370,892	2,777,461	6,334,477	5,149,719
Expense reimbursement	(103,425)	(171,861)	(258,562)	(343,722)
Waiver of deferred incentive management fees	(2,636,146)	—	(2,636,146)	—
Total expenses net of expense waiver and reimbursement	631,321	2,605,600	3,439,769	4,805,997

NET INVESTMENT INCOME	2,481,726	1,079,758	2,483,928	3,643,747

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	2,147	(1,024,796)	(2,549,263)	(1,029,948)
Net unrealized appreciation/(depreciation) on investments	4,214,508	(16,157,371)	9,438,323	(13,388,079)
Net unrealized appreciation/(depreciation) on derivatives	1,438	14,147	(18,431)	49,834
Net gain/(loss) on investments	4,218,093	(17,168,020)	6,870,629	(14,368,193)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,699,819	$(16,088,262)	$9,354,557	$(10,724,446)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE *	$3.27	$(19.40)	$5.00	$(12.93)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED *	2,047,985	829,138	1,870,998	829,138

*      Earnings per share and weighted average shares outstanding for the three and six months ended August 31, 2009 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2010

Company (a)	Industry	Investment/Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 89.9% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$7,082,000	8.9%

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting A-1	2,535	220,900	153,368	0.2%

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting B-1	1,600	139,424	96,800	0.1%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$284,442	284,442	104,988	0.1%

	Total Building Products		288,577	644,766	355,156	0.4%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.61%, 1/26/2012	$3,250,000	3,248,490	3,143,400	4.0%

Targus Holdings, Inc. (d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,148,692	3,004,957	2,865,310	3.6%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	799,882	1.0%

Targus Holdings, Inc. (d, i)	Consumer Products	Common Stock	62,413	566,765	1,934,803	2.4%

	Total Consumer Products		7,999,340	8,358,447	8,743,395	11.0%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 8.25%, 7/31/2013	$305,679	305,679	257,504	0.3%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 9.75%, 12/31/2012	$846,088	846,088	451,134	0.6%

M/C Acquisition Corp., LLC (d, i)	Education	Class A Common Stock	166,327	30,241	9,980	0.0%

	Total Education		1,012,415	876,329	461,114	0.6%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.34%, 6/1/2014	$2,000,000	1,836,874	1,687,600	2.1%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,054,278	7,054,278	5,540,430	7.0%

	Total Electronics		9,054,278	8,891,152	7,228,030	9.1%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	109,349	0.1%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	2,487,692	3.2%

	Total Environmental		18,161	3,158,800	2,597,041	3.3%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.64%, 7/31/2013	$4,812,500	4,792,880	938,438	1.2%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,813,585	1,428,581	1,623,158	2.0%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	$3,800,000	3,710,136	3,800,000	4.8%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,064,286	2,824,688	3.5%

	Total Healthcare Services		7,893,750	7,774,422	6,624,688	8.3%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	7,377,356	3,831,520	4.8%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,845,129	2,841,814	2,417,221	3.0%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$12,000,000	12,000,000	1,110,000	1.4%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$1,700,000	1,700,000	157,250	0.2%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.32%, 12/15/2014	$5,000,000	4,816,241	4,867,500	6.1%

	Total Manufacturing		18,700,000	18,516,241	6,134,750	7.7%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,000,000	4,899,689	4,250,000	5.3%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

	Total Metals		5,003,000	4,899,689	4,250,000	5.3%

Company (a)	Industry	Investment/Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Abitibi-Consolidated Company of Canada (d, e, i)	Natural Resources	First Lien Term Loan 11.00%, 6/16/2010	$2,948,640	2,948,640	2,886,718	3.6%

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	365,732	0.5%

		Total Natural Resources	9,298,152	9,297,988	3,252,450	4.1%

Energy Alloys, LLC (d, i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2011	$6,332,715	6,332,715	101,323	0.1%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas	6,332,718	6,332,715	101,323	0.1%

Terphane Holdings Corp. (d, e, i, j)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$4,850,000	4,850,000	4,735,540	6.0%

Terphane Holdings Corp. (d, e, i, j)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$5,087,250	5,087,250	4,967,191	6.3%

Terphane Holdings Corp. (d, e, i, j)	Packaging	Senior Secured Notes 9.70%, 6/15/2010	$500,000	500,000	488,200	0.6%

		Total Packaging	10,437,250	10,437,250	10,190,931	12.9%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 0.00%, 9/19/2014	$1,203,226	1,198,390	—	0.0%

Network Communications, Inc. (d, i)	Publishing	Unsecured Notes 10.75%, 12/1/2013	$5,000,000	5,059,814	2,099,000	2.6%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,840,468	4,007,827	3,389,780	4.3%

		Total Publishing	11,043,694	10,266,031	5,488,780	6.9%

Sub Total Non-control/Non-affiliated investments				113,282,140	71,577,499	89.9%

Control investments - 28.6% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (c, f, h)	Structured Finance Securities	Other/Structured Finance Securities 12.91%, 1/21/2020	$30,000,000	29,233,097	22,837,839	28.6%

Sub Total Control investments				29,233,097	22,837,839	28.6%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENT ASSETS - 118.5% (b)				$142,515,237	$94,415,338	118.5%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$34,285,714	$87,000	$16,475	0.0%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	7,243	0.0%

Sub Total Outstanding interest rate cap				$131,000	$23,718	0.0%

(a) All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b) Percentages are based on net assets of $79,647,571 as of August 31, 2010.

(c) See Note 3 to the consolidated financial statements.

(d) These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f) 12.91% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g) As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period ended August 31, 2009 in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,469,522	$1,014,856	$—	$6,139,536
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at August 31, 2010.

(j) Loan is in forebearance at August 31, 2010. See Note 14 Subsequent Event for further detail.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2010

Company (a)	Industry	Investment/Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 131.0% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,909,907	12.5%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 6.58%, 8/18/2012	$1,479,842	1,463,159	444,841	0.8%

Legacy Cabinets, Inc. (d, i)	Building Products	Second Lien Term Loan 12.50%, 8/18/2013	$1,862,420	1,828,197	85,113	0.2%

		Total Building Products	3,342,262	3,291,356	529,954	1.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.50%, 1/26/2012	$3,250,000	3,247,947	3,003,650	5.4%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	$3,109,712	2,936,092	2,738,101	4.9%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	1,529,467	2.8%

Targus Holdings, Inc. (d, i)	Consumer Products	Common Stock	62,413	566,765	237,169	0.4%

	Total Consumer Products		7,960,360	8,289,039	7,508,387	13.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$306,855	306,855	255,242	0.5%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	$831,174	831,174	616,897	1.1%

M/C Communications, LLC (d, i)	Education	Class A Common Stock	166,327	30,241	16,633	0.0%

		Total Education	997,501	861,415	633,530	1.1%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.23%, 6/1/2014	$2,000,000	1,814,950	1,764,600	3.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$6,913,293	6,913,293	4,852,440	8.7%

		Total Electronics	8,913,293	8,728,243	6,617,040	11.9%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	86,745	0.2%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	1,973,453	3.5%

		Total Environmental	18,161	3,158,800	2,060,198	3.7%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	$4,837,500	4,814,623	983,464	1.8%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,931,121	1,451,316	1,696,876	3.1%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	$3,800,000	3,679,489	3,620,640	6.5%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 8.26%, 4/17/2013	$4,093,750	4,058,633	3,568,931	6.5%

		Total Healthcare Services	7,893,750	7,738,122	7,189,571	13.0%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	7,334,121	3,634,400	6.6%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,820,467	2,816,547	2,230,143	4.1%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$12,000,000	12,000,000	1,478,400	2.7%

Jason Incorporated (d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$1,700,000	1,700,000	209,440	0.4%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.23%, 12/15/2014	$5,000,000	4,799,666	4,711,000	8.4%

		Total Manufacturing	18,700,000	18,499,666	6,398,840	11.5%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	$5,000,000	4,883,382	3,785,500	6.8%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	8,610	0.0%

		Total Metals	5,003,000	4,883,382	3,794,110	6.8%

Abitibi-Consolidated Company of Canada (d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,639	2,948,639	2,830,694	5.1%

Company (a)	Industry	Investment/Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	$6,349,512	6,349,348	158,738	0.3%

		Total Natural Resources	9,298,151	9,297,987	2,989,432	5.4%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,239,318	6,239,318	1,128,693	2.0%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas	6,239,321	6,239,318	1,128,693	2.0%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$4,850,000	4,850,000	4,549,785	8.2%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$5,087,250	5,087,250	4,772,349	8.6%

Terphane Holdings Corp. (d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	$500,000	500,000	469,050	0.8%

		Total Packaging	10,437,250	10,437,250	9,791,184	17.6%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.06%, 12/31/2013	$1,832,053	1,527,103	1,614,222	2.8%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$361,020	360,554	361,020	0.7%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$386,625	386,129	386,626	0.7%

Brown Publishing Company (d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	$1,203,226	1,198,390	10,709	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	$5,000,000	5,067,619	2,473,000	4.5%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.50%, 2/1/2013	$4,847,802	3,908,440	3,478,299	6.2%

		Total Publishing	11,798,673	10,921,132	6,709,654	12.1%

Sub Total Non-control/Non-affiliated investments				117,678,275	72,674,847	131.0%

Control investments - 30.1% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (f, h)	Structured Finance Securities	Other/Structured Finance Securities 8.27%, 1/21/2020	30,000,000	29,233,097	16,698,303	30.1%

Sub Total Control investments				29,233,097	16,698,303	30.1%

Company (a)	Industry	Investment/Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENT ASSETS - 161.1% (b)				$146,911,372	$89,373,150	161.1%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$39,183,673	$87,000	$30,097	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	12,050	0.0%

Sub Total Outstanding interest rate cap				$131,000	$42,147	0.1%

(a)          All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)         Percentages are based on net assets of $55,478,152 as of February 28, 2010.

(c)          See Note 3 to the consolidated financial statements.

(d)         These securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).

(e)          Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.

(f)            8.27% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)         As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities. Transactions during the period ended August 31, 2009 in which the issuer was an Affiliate are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(10,527)

(h)         As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,397,514	$2,057,397	$—	$(4,970,217)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(98,412)

(i)             Non-income producing at February 28, 2010.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the six months ended August 31, 2010	For the six months ended August 31, 2009
	(unaudited)	(unaudited)
INCREASE/(DECREASE) FROM OPERATIONS:
Net investment income	$2,483,928	$3,643,747
Net realized loss from investments	(2,549,263)	(1,029,948)
Net unrealized appreciation/(depreciation) on investments	9,438,323	(13,388,079)
Net unrealized appreciation/(depreciation) on derivatives	(18,431)	49,834
Net increase/(decrease) in net assets from operations	9,354,557	(10,724,446)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of issuance costs of $185,140	14,814,862	—
Net increase in net assets from capital share transactions	14,814,862	—

Total increase/(decrease) in net assets	24,169,419	(10,724,446)
Net assets at beginning of period	55,478,152	68,013,777
Net assets at end of period	$79,647,571	$57,289,331

Net asset value per common share *	$29.71	$69.10
Common shares outstanding at end of period *	2,680,842	829,138

Accumulated undistributed net investment income (loss)	$(362,207)	$9,766,239

*    Net asset value per share and end of period shares outstanding for the six months ended August 31, 2009 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the six months ended August 31, 2010	For the six months ended August 31, 2009
	(unaudited)	(unaudited)
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$9,354,557	$(10,724,446)
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(568,196)	(493,984)
Net accretion of discount on investments	(365,750)	(544,036)
Amortization of deferred credit facility financing costs	61,245	633,349
Waiver of deferred incentive management fees	(2,636,146)	—
Net realized loss from investments	2,549,263	1,029,948
Net unrealized (appreciation) depreciation on investments	(9,438,323)	13,388,079
Unrealized (appreciation) depreciation on derivatives	18,431	(49,834)
Proceeds from sale and redemption of investments	2,780,816	5,494,362
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	(82,306)	743,283
Interest receivable	1,596,587	572,853
Management fee receivable	96,290	(412,692)
Other assets	(159,518)	(275,610)
Increase (decrease) in operating liabilities:
Management and incentive fees payable	(11,505)	255,291
Accounts payable and accrued expenses	(428,680)	(152,798)
Interest and credit facility fees payable	(97,109)	335,870
Due to manager	54,398	5,942
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,724,054	9,805,576

Financing activities
Issuance of shares of common stock	15,000,002	—
Payment of common stock issuance costs	(185,140)	—
Borrowings on debt	20,000,000	—
Paydowns on debt	(36,992,222)	(9,414,222)
Credit facility financing cost	(2,035,932)	(103,582)
NET CASH USED BY FINANCING ACTIVITIES	(4,213,292)	(9,517,804)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,489,238)	287,772
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,352,434	6,356,225
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,863,196	$6,643,998

Supplemental Information:
Interest paid during the period	$1,605,131	$1,079,222

Supplemental non-cash information
Paid-in-kind interest income	$568,196	$493,984
Net accretion of discount on investments	$365,750	$544,036
Amortization of deferred credit facility financing costs	$61,245	$633,349
Waiver of deferred incentive management fees	$2,636,146	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(unaudited)

Note 1. Organization and Basis of Presentation

Saratoga Investment Corp. (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 as GSC Investment Corp. and completed our initial public offering (“IPO”) on March 28, 2007. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments.

GSC Investment, LLC (the “LLC”) was organized in May 2006 as a Maryland limited liability company. As of February 28, 2007, the LLC had not yet commenced its operations and investment activities.

On March 21, 2007, the Company was incorporated and concurrently therewith the LLC was merged with and into the Company, with the Company as the surviving entity, in accordance with the procedure for such merger in the LLC’s limited liability company agreement and Maryland law. In connection with such merger, each outstanding limited liability company interest of the LLC was converted into a share of common stock of the Company.

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” in conjunction with the transaction described in “Note. 13. Recapitalization Transaction” below.

We are externally managed and advised by our investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant to an investment advisory and management agreement. Prior to July 30, 2010, we were managed and advised by GSCP (NJ), L.P.

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC). All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiary, except as stated otherwise.

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

Cash and Cash Equivalents, Securitization Accounts

Cash and cash equivalents, securitization accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on securitized investments or other reserved amounts associated with Saratoga Investment Funding LLC. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Cash held in such accounts may not be available for the general use of the Company.

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

Investment Valuation

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments approximates the carrying amounts presented in the consolidated statement of assets and liabilities.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined, in good faith, by our board of directors based on input from our Manager, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with our senior management; and

•

An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process.

•

The audit committee of our board of directors reviews each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•

Our board of directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (if applicable) and audit committee.

Our equity investment in GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to GSCIC CLO, when available, as determined by our Manager and recommended to our board of directors.

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

We account for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statement of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statement of operations.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Interest income on our investment in GSCIC CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with our credit facilities are deferred and amortized using the straight line method over the life of the respective facility.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98% of its capital gain net income for each one-year period ending on October 31.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the consolidated financial statements.

The Company classifies interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. As of August 31, 2010, the Company had not identified any uncertain tax position that would require it to record any tax liabilities.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not ‘‘opted out’’ of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. If our common stock is trading below net asset value at the time of valuation, the plan administrator may receive the dividend or distribution in cash and purchase common stock in the open market, on the New York Stock Exchange or elsewhere, for the account of each participant in our dividend reinvestment plan.

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

Risk Management

In the ordinary course of its business, the Company manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices.

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount.

The Company is also exposed to credit risk related to maintaining all of its cash and cash equivalents including those in securitization accounts at a major financial institution and credit risk related to any of its derivative counterparties.

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

Note 3. Investments

The Company values all investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, it evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table presents fair value measurements of investments as of August 31, 2010 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$13,996	$13,996
Second lien term loans	—	—	19,469	19,469
Senior secured notes	—	—	29,154	29,154
Unsecured notes	—	—	4,166	4,166
Structured finance securities	—	—	22,838	22,838
Common stock/equities	—	—	4,792	4,792
Limited partnership interest	—	—	—	—
Total	$—	$—	$94,415	$94,415

The following table presents fair value measurements of investments as of February 28, 2010 (dollars in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$16,653	$16,653
Second lien term loans	—	—	20,267	20,267
Senior secured notes	—	—	27,742	27,742
Unsecured notes	—	—	5,690	5,690
Structured finance securities	—	—	16,698	16,698
Common stock/equities	—	—	2,323	2,323
Limited partnership interest	—	—	—	—
Total	$—	$—	$89,373	$89,373

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2010 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2010	$16,653	$20,267	$27,742	$5,690	$16,698	$2,323	$89,373
Net unrealized gains (losses)	611	773	1,321	(1,516)	6,140	2,109	9,438
Purchases and other adjustments to cost	174	317	91	(8)	—	360	934
Sales and redemptions	(2,756)	(25)	—	—	—	—	(2,781)
Net realized loss from investments	(686)	(1,863)	—	—	—	—	(2,549)
Balance as of August 31, 2010	$13,996	$19,469	$29,154	$4,166	$22,838	$4,792	$94,415

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold during and principal paydowns received during the period.

The net change in unrealized gain/loss on assets held as of August 31, 2010 is $6,676,921 and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations.

The composition of our investments as of August 31, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$15,668	11.0%	$13,996	14.8%
Second lien term loans	39,694	27.9	19,469	20.6
Senior secured notes	33,506	23.5	29,154	30.9
Unsecured notes	20,298	14.2	4,166	4.4
Structured finance securities	29,233	20.5	22,838	24.2
Common stock/equities	4,116	2.9	4,792	5.1
Limited partnership interest	—	—	—	—
Total	$142,515	100.0%	$94,415	100.0%

The composition of our investments as of February 28, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$18,936	12.9%	$16,653	18.6%
Second lien term loans	41,264	28.1	20,267	22.7
Senior secured notes	33,416	22.7	27,742	31.0
Unsecured notes	20,306	13.8	5,690	6.4
Structured finance securities	29,233	19.9	16,698	18.7
Common stock/equities	3,756	2.6	2,323	2.6
Limited partnership interest	—	—	—	—
Total	$146,911	100.0%	$89,373	100.0%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSCIC CLO (which for accounting purposes are deemed to be and are referred in the unaudited balance sheet of GSCIC CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we act as collateral manager to it.  In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended August 31, 2010 and August 31, 2009, we accrued $0.5 and $0.5 million in management fee income, respectively and $0.8 and $0.4 million in interest income, respectively, from GSCIC CLO. For the six months ended August 31, 2010 and August 31, 2009, we accrued $1.0 and $1.0 million in management fee income, respectively and $1.5 and $1.3 million in interest income, respectively, from GSCIC CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

August 31, 2010 financial statements were not available at the time of filing. Below is certain summary financial information from the separate unaudited financial statements of GSCIC CLO as of May 31, 2010 and February 28, 2010 and for the three months ended May 31, 2010 and 2009:

GSC Investment Corp. CLO 2007

Balance Sheet

As of
May 31, 2010
(Unaudited)
ASSETS

Investments
Fair Value Loans	$351,378,351
Fair Value Bonds	5,657,000
Fair Value Other/Structured finance securities	6,173,539
Total investments at fair value	363,208,890
Cash and cash equivalents	12,902,523
Interest receivable	2,274,042
Receivable from open trades	1,888,505
Other assets	82,934
Deferred bond issuance	4,090,197
Total assets	$384,447,091

LIABILITIES

Interest payable	$737,652
Payable from open trades	9,428,888
Accrued senior collateral monitoring fee	46,260
Accrued subordinate collateral monitoring fee	185,040
Class A notes	296,000,000
Class B notes	22,000,000
Discount on class B notes	(583,351)
Class C notes	14,000,000
Class D notes	16,000,000
Discount on class D notes	(617,099)
Class E notes	17,960,044
Discount on class E notes	(1,587,427)
Total liabilities	$373,570,007

STOCKHOLDER’S EQUITY

Preference shares principal	$30,000,000
Accumulated deficit	(14,270,311)
Preference share distributions	(7,083,882)
Net income	2,231,277
Total capital	10,877,084

Total liabilities and stockholder’s capital	$384,447,091

GSC Investment Corp. CLO 2007

Balance Sheet

As of
February 28, 2010
(Unaudited)
ASSETS

Investments
Fair Value Loans	$335,775,991
Fair Value Bonds	5,353,260
Fair Value Other/Structured finance securities	6,082,163
Total investments at fair value	347,211,414
Cash and cash equivalents	21,069,656
Interest receivable	1,849,564
Deferred bond issuance	4,271,779
Total assets	$374,402,413

LIABILITIES

Interest payable	$680,543
Payable from open trades	482,598
Accrued senior collateral monitoring fee	46,102
Accrued subordinate collateral monitoring fee	281,826
Class A notes	296,000,000
Class B notes	22,000,000
Discount on class B notes	(598,594)
Class C notes	14,000,000
Class D notes	16,000,000
Discount on class D notes	(633,223)
Class E notes	17,960,044
Discount on class E notes	(1,628,905)
Total liabilities	$364,590,391

STOCKHOLDER’S EQUITY

Preference shares principal	$30,000,000
Accumulated deficit	(98,730,451)
Preference share distributions	(5,917,667)
Net income	84,460,140
Total capital	9,812,022

Total liabilities and stockholder’s capital	$374,402,413

GSC Investment Corp. CLO 2007

Statement of Operations

	For the three months ended
	May 31, 2010	May 31, 2009
	(unaudited)
INVESTMENT INCOME
Interest from investments	$5,299,765	$6,254,592
Interest from cash and cash equivalents	4,460	12,782
Other income	44,295	120,343
Total investment income	5,348,520	6,387,717

EXPENSES
Interest expense	1,586,045	2,461,788
Professional fees	155,546	99,229
Misc. Fee Expense		4,958
Senior collateral monitoring fee	101,357	104,198
Subordinate collateral monitoring fee	405,428	416,794
Trustee expenses	24,996	25,692
Amortization of deferred bond issuance costs	254,427	263,543
Total expenses	2,527,799	3,376,202

NET INVESTMENT INCOME	2,820,721	3,011,515

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	350,122	(4,292,131)
Net unrealized appreciation/(depreciation) on investments	(939,566)	40,624,101
Net gain/(loss) on investments	(589,444)	36,331,970

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,231,277	$39,343,485

Note 5. Agreements

On July 30, 2010, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee of 1.75% is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter.

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the Net Assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income, as defined above, exceeds the hurdle rate of 1.875%. Our Manager will receive 100% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized); and 20% of the amount of the our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). Amounts received from our portfolio companies as a return of capital are not included in calculating this portion of the incentive fee.  Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory and management agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

The terms of the investment advisory and management agreement with SIA, our current investment adviser, is substantially similar to the terms (i.e., a quarterly base management fee of 1.75% of the average value of our total assets —other than cash or cash equivalents but including assets purchased with borrowed funds—at the end of the two most recently completed fiscal quarters, and an incentive fee) of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

•

The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to SIA and, as a result, SIA will be entitled to 20% of realized gains net of unrealized losses and realized losses that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

•

Under the “catch up” provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to SIA. This will enable SIA to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and SIA will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%.

•	We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

For the three months ended August 31, 2010 and August 31, 2009, we incurred $0.4 and $0.5 million in base management fees, respectively. For the three months ended August 31, 2010, we recorded a $2.6 million reversal in previously accrued and recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. (“GSC Group”) to waive such amount in connection with the recapitalization transaction described in “Note. 13 Recapitalization Transaction” below.  For the three months ended August 31, 2009, we recorded no incentive management fees related to

net investment income.   For the three months ended August 31, 2010 and August 31, 2009, we incurred no incentive management fees related to capital gains.  For the six months ended August 31, 2010 and August 31, 2009, we incurred $0.8 and $1.1 million in base management fees, respectively.  For the six months ended August 31, 2010, we recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in “Note. 13 Recapitalization Transaction” below.  For the six months ended August 31, 2009, we recorded $0.3 million in incentive management fees related to net investment income.  For the six months ended August 31, 2010 and August 31, 2009, we incurred no incentive management fees related to capital gains.  As of August 31, 2010, $0.4 million of base management fees were unpaid and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2010 $3.1 million of management fees were unpaid and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The amount payable to our Manager as administrator is capped at $1 million for the first year of the term of the administration agreement and the existence of a cap, and the determination of a proper cap amount, in the second year of the term of the administration agreement with our Manager will be determined by the mutual agreement of our independent directors and our Manager.

For the three months ended August 31, 2010 and August 31, 2009, we recognized $0.2 million in administrator expenses for both periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2010 and August 31, 2009, we recognized $0.3 million in administrator expenses for both periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses.

Note 6. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral was used to repay outstanding borrowings.  A significant percentage of our total assets had been pledged under the Revolving Facility to secure our obligations thereunder.  Under the Revolving Facility, funds were borrowed from or through certain lenders and interest was payable monthly at the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market was unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.

In March 2009, we amended the Revolving Facility to increase the portion of the portfolio that could be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization.  As a result of these transactions, we expected to have additional cushion under our borrowing base under the Revolving Facility that would allow us to better manage our capital in times of declining asset prices and market dislocation. If we were not able to obtain new sources of financing, however, we expected that we would have to gradually de-lever our portfolio as principal payments were received, which could have negatively impact our net investment income and ability to pay dividends.

On July 30, 2009, we exceeded the permissible borrowing limit under the Revolving Facility for 30 consecutive days, resulting in an event of default under the Revolving Facility. As a result of this event of default, our lender had the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. Acceleration of the outstanding indebtedness and/or liquidation of the collateral could have had a material adverse effect on our liquidity, financial condition and operations.

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility.  As a result, the Revolving Facility was terminated in connection therewith.  Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder.  As of August 31, 2010, there was $20.0 million outstanding under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are amortized over the three year term of the facility. As of February 28, 2010, $3.1 million of management fees were unpaid and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

For the three months ended August 31, 2010 and 2009, we recorded $0.7 million and $0.8 million of interest expense and $61,245 and $0.6 million of amortization of deferred financing costs, respectively, related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the quarter ended August 31, 2010 and 2009 on the outstanding borrowings were a range of 7.50% to 9.25% and a range of 4.37% to 9.25%, respectively.  For the six months ended August 31, 2010 and August 31, 2009, we recorded $1.5 and $1.4 million of interest expense and $61,245 and $0.6 million of amortization of deferred financing costs, respectively, related to the Replacement Facility and Revolving Facility, respectively.

The Replacement Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Replacement Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Replacement Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period.  Availability on the Replacement Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50% to 75% depending on the type of loan asset) and the value of certain "eligible" loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%.  At the Company's option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%.  In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period.

Our borrowing base under the Replacement Facility was $23.3 million at August 31, 2010.  For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent quarterly report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2010 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended May 31, 2010. The valuations presented in this quarterly report on Form 10-Q will not be incorporated into the borrowing base until after this quarterly report on Form 10-Q is filed with the SEC.

Note 7. Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, we, through wholly owned subsidiaries, entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007, we increased the notional amount under the $34.0 million agreement from $34.0 million to $40.0 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013, respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated statements of assets and liabilities and the changes in their fair value are included on the consolidated statement of operations.

The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of August 31, 2010 we did not receive any such payments as the LIBOR has not exceeded 8%.  As of August 31, 2010, the total notional amount outstanding for the interest rate caps was $60.7 million with an aggregate fair value of $23,718, which is recorded in outstanding interest cap at fair value on our consolidated statement of assets and liabilities. For the three months ended August 31, 2010 and August 31, 2009, we recorded $1,438 and $14,147 of unrealized appreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements. For the six months ended August 31, 2010 and August 31, 2009, we recorded $18,431 of unrealized depreciation and $49,834 of unrealized appreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of August 31, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$34,286	8.0%	Feb 2014	$17
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	7
	Net fair value				$24

The table below summarizes our interest rate cap agreements as of February 28, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$39,184	8.0%	Feb 2014	$30
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12
	Net fair value				$42

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.” For the three months ended August 31, 2010 and August 31, 2009, we accrued $0.1 and $0.1 million for directors’ fees expense, respectively.  For the six months ended August 31, 2010 and August 31, 2009, we accrued $0.3 million and $0.1 million for directors’ fees expense, respectively. As of August 31, 2010 and February 28, 2010, $77,000 and $54,000 in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2010, we had not issued any common stock to our directors as compensation for their services.

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

On July 30, 2010, our Manager and its affiliates purchased approximately 9.9 million shares of common stock at $1.52 per share. Total proceeds received from this sale were $15.0 million.  See “Note 13. Recapitalization.

On August 12, 2010, we effected a one-for-ten reverse stock split of our outstanding common stock. As a result of the reverse stock split, every ten shares of our common stock were converted into one share of our common stock. Immediately after the reverse stock split, we had 2,680,842 shares of our common stock outstanding.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended August 31, 2010 and August 31, 2009 (dollars in thousands except per share amounts):

	For the three months ended		For the six months ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Basic and diluted
Net increase (decrease) in net assets from operations	$6,700	$(16,088)	$9,355	$(10,724)
Weighted average common shares outstanding	2,047,985	829,138	1,870,998	829,138
Earnings (loss) per common share-basic and diluted	$3.27	$(19.40)	$5.00	$(12.93)

Note 11. Dividend

The Company did not declare any dividend payments during the three and six months ended August 31, 2010 and August 31, 2009.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2010 and August 31, 2009:

	August 31, 2010	August 31, 2009
Per share data:
Net asset value at beginning of period	$32.75	$82.03

Net investment income (1)	1.33	4.39
Net realized and unrealized gains and losses on investments and derivatives	3.67	(17.32)
Net increase (decrease) in net assets from operations	5.00	(12.93)

Other (5)	(8.04)	—

Net asset value at end of period	$29.71	$69.10
Net assets at end of period	$79,647,571	$57,289,331
Shares outstanding at end of period	2,680,842	829,138

Per share market value at end of period	$18.74	$34.90
Total return based on market value (2)	(2.40)%	75.38%
Total return based on net asset value (3)	(9.28)%	(15.76)%

Ratio/Supplemental data: (6)
Ratio of net investment income, before the reversal of deferred incentive fee to average net assets (4) (7)	(0.47)%	10.22%
Ratio of operating expenses before the reversal of deferred incentive fee to average net assets (4)	13.88%	6.83%
Ratio of incentive management fees to average net assets	0.00%	0.90%
Ratio of credit facility related expenses to average net assets	4.83%	5.75%
Ratio of total expenses before the reversal of deferred incentive fee to average net assets (4)	18.72%	13.49%

(1)

Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $(0.22) and $3.98 per share for the six months ended August 31, 2010 and August 31, 2009, respectively.

(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.

(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.

(4)

For the six months ended August 31, 2010, excluding the expense reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is (1.27)%, 14.68% and 19.51%, respectively. For the six months ended August 31, 2009, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.26%, 7.80% and 14.45%, respectively.

(5)	Represents the dilutive effect of issuing common stock below net asset value per share during the period.

(6)	Ratios are annualized.

(7)	These ratios for the six months ended August 31, 2010 do not include the effect of the waiver of deferred incentive fees which is (4.1)% on a non-annualized basis as this is a one time waiver.

Note 13. Recapitalization Transaction

In July  2010, we consummated a recapitalization transaction that was necessitated by the fact that we had exceeded permissible borrowing limits under the Revolving Facility in July 2009, which resulted in an event of default under the Revolving Facility. As a result of the event of default under the Revolving Facility, the lender had the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. In light of the event of default under the Revolving Facility, we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with our Manager and certain of its affiliates and an assignment, assumption and novation agreement with our Manager, pursuant to which we assumed certain rights and obligations of our Manager under a debt commitment letter our Manager received from Madison Capital Funding LLC, indicating Madison Capital Funding’s willingness to provide us with the Replacement Facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P., our then external investment adviser, entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with our Manager and certain of its affiliates was completed, and included the following actions:

•	the private sale of shares of our common stock for $15 million in aggregate purchase price to our Manager and certain of its affiliates;
•	the closing of the $40 million Replacement Facility with Madison Capital Funding;
•

the execution of a registration rights agreement with the investors in the private sale transaction, pursuant to which we agreed to file a registration statement with the SEC to register for resale the shares of our common stock sold in the private sale transaction;

•

the execution of a trademark license agreement with our Manager pursuant to which our Manager granted us a non-exclusive, royalty-free license to use the “Saratoga” name, for so long as our Manager or one of its affiliates remains our investment adviser;

•

replacing GSCP (NJ), L.P. as our investment adviser and administrator with our Manager by executing an investment advisory and management agreement, which was approved by our stockholders, and an administration agreement with our Manager;

•

the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the board of directors and the election of Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of our Manager, as members of the board of directors;

•

the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and president and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

•	our name change from “GSC Investment Corp.” to “Saratoga Investment Corp.”

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the Replacement Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under Revolving Facility. The Revolving Facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

The Company has reimbursed $630,000 of legal fees to Saratoga in accordance with the terms of the Stock Purchase Agreement as approved by the board of directors, of which $409,500 has been included in professional fees in the statement of operations, $94,500 have been included in deferred credit facility expenses and are being amortized over the commitment period of the Replacement Facility and $126,000 have been netted against capital in excess of par value.

Note 14. Subsequent Events

On September 29, 2010, Terphane Holding Corporation completed a change-in-control recapitalization transaction with a new equity sponsor through a foreclosure and sale process. As a result of this transaction, the Company’s investment in Terphane, consisting of $10,437,250 in Senior Secured Notes due 2009 and $1,226,407 of accrued interest and fees thereon, which had been reserved at August 31, 2010, was restructured. As part of the restructuring, the Company received $5,248,646 in cash, corresponding to $4,696,763 in principal repayment and $551,883 in accrued interest and fees and $6,561,000 (representing $5,740,488 of principal balance and $849,320 of accrued interest and expenses) of newly-issued 14% Senior Secured Notes due 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Part II, Item 1A of this quarterly report on Form 10-Q.

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

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies; and
•	the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this quarterly report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

OVERVIEW

We are a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We have elected and qualified to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed our initial public offering on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc.  In connection with the consummation of the recapitalization transaction described below on July 30, 2010, we engaged Saratoga Investment Advisors, LLC (“SIA”) to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company.  Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. We also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this quarterly report on Form 10-Q, we generally use the term “middle market” to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.

While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies, we intend to invest up to 30% of our assets in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

As of August 31, 2010, our portfolio consisted of $94.4 million in investments and our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD. (“GSCIC CLO”), a collateralized loan obligation fund we manage, which constituted 24.2% of our total investments. We do not expect to manage and purchase all of the equity in another collateralized loan obligation fund transaction in the near future. We may, however, invest in collateralized loan obligation fund securities issued by other investment managers.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

Significant Developments in Our Business

In July 2010, we consummated a recapitalization transaction that was necessitated by the fact that we had exceeded permissible borrowing limits under our revolving securitized credit facility with Deutsche Bank AG, New York Branch in July 2009, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default under the revolving securitized credit facility, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged thereunder. In light of the event of default under the revolving securitized credit facility, we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with SIA and certain of its affiliates and an assignment, assumption and novation agreement with SIA, pursuant to which we assumed certain rights and obligations of SIA under a debt commitment letter SIA received from Madison Capital Funding LLC, indicating Madison Capital Funding’s willingness to provide us with a $40 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with SIA and certain of its affiliates was completed, and included the following actions:

•	the private sale of shares of our common stock for $15 million in aggregate purchase price to SIA and certain of its affiliates;
•	the closing of the $40 million senior secured revolving credit facility with Madison Capital Funding;
•

the execution of a registration rights agreement with the investors in the private sale transaction, pursuant to which we agreed to file a registration statement with the SEC to register for resale the shares of our common stock sold in the private sale transaction;

•

the execution of a trademark license agreement with SIA pursuant to which SIA granted us a non-exclusive, royalty-free license to use the “Saratoga” name, for so long as SIA or one of its affiliates remains our investment adviser;

•

replacing GSCP (NJ), L.P. as our investment adviser and administrator with SIA by executing an investment advisory and management agreement, which was approved by our stockholders, and an administration agreement with SIA;

•

the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the board of directors and the election of Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of SIA, as members of the board of directors;

•

the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and president and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and,

•	our name change from “GSC Investment Corp.” to “Saratoga Investment Corp.”

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the $40 million senior secured revolving credit facility with Madison Capital Funding to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

On August 12, 2010, we effected a one-for-ten reverse stock split of our outstanding common stock. As a result of the reverse stock split, every ten shares of our common stock were converted into one share of our common stock. Immediately after the reverse stock split, we had 2,680,842 shares of our common stock outstanding.

Revenues

We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of first and second lien term loans or mezzanine debt, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity securities that pay dividends on a current basis.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management and incentive fees, professional fees, directors’ and officers’ insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our allocable portion is based on the ratio of our total assets to the total assets administered by our administrator. Our investment management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•

expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;
•	offerings of our common stock and other securities;
•	investment management fees;
•	administration fees;
•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;
•	transfer agent and custodial fees;
•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents of the SEC;
•	the costs of any reports or other documents required by governmental bodies (including the SEC);
•	costs of any proxy statements or other notices to stockholders, including printing costs;
•	our fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including auditor and legal costs; and,
•	all other expenses incurred by us or our administrator in connection with administering our business.

The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock.  In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million. The amount payable to SIA as administrator is capped at $1.0 million for the first year of the term of the administration agreement and the existence of a cap, and the determination of a proper cap amount, in the second year of the term of the administration agreement with SIA will be determined by the mutual agreement of our independent directors and SIA.

Pursuant to the investment advisory and management agreement that we had with GSCP (NJ), L.P., our former investment adviser and administrator, we had agreed to pay GSCP (NJ), L.P. as investment adviser a quarterly base management fee of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter, and an incentive fee.

The incentive fee had two parts:

•A fee, payable quarterly in arrears, equal to 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

•A fee, payable at the end of each fiscal year, equal to 20% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarter period ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us; of which $273,000 of this amount is due in October 2010. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with SIA and certain of its affiliates described above.

The terms of the investment advisory and management agreement with SIA, our current investment adviser, is substantially similar to the terms (i.e., a quarterly base management fee of 1.75% of the average value of our total assets —other than cash or cash equivalents but including assets purchased with borrowed funds—at the end of the two most recently completed fiscal quarters, and an incentive fee) of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

•

The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to SIA and, as a result, SIA will be entitled to 20% of realized gains net of unrealized losses and realized losses that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

•

Under the “catch up” provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to SIA. This will enable SIA to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and SIA will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%.

•	We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview(1)

	At August 31, 2010	At February 28, 2010
	($ in millions)
Number of investments	36	38
Number of portfolio companies	25	27
Average investment size	$2.0	$1.9
Weighted average maturity	2.2 years	2.5 years
Number of industries	18	19
Average investment per portfolio company	$2.9	$2.7
Non-Performing or delinquent investments	$16.8	$18.5
Fixed rate debt (% of interest bearing portfolio)	$32.8 (49.2)%	$33.0 (46.9)%
Weighted average current coupon	11.6%	11.6%
Floating rate debt (% of interest bearing portfolio)	$34.0 (50.8)%	$37.4 (53.1)%
Weighted average current spread over LIBOR	7.3%	7.6%

(1)         Excludes our investment in the subordinated notes of GSCIC CLO and investments in common stock and limited partnership interests.

During the three months ended August 31, 2010, we made no investments in new or existing portfolio companies, had no exits and $0.1 million in repayments, resulting in net repayments of $0.1 million for the period. During the three months ended August 31, 2009, we made no investments in new or existing portfolio companies and had $4.6 million in aggregate amount of exits and repayments, resulting in net repayments of $4.6 million for the period.

During the six months ended August 31, 2010, we made no investments in new or existing portfolio companies and had $2.8 million in aggregate amount of exits and repayments, resulting in net repayments of $2.8 million for the period. During the six months ended August 31, 2009, we made no investments in new or existing portfolio companies and had $5.5 million in aggregate amount of exits and repayments, resulting in net repayments of $5.5 million for the period.

Our portfolio composition based on fair value at August 31, 2010 and February 28, 2010 was as follows:

Portfolio Composition

	At August 31, 2010		At February 28, 2010
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	14.8%	8.8%	18.6%	8.6%
Second lien term loans	20.6	6.1	22.7	8.1
Senior secured notes	30.9	12.2	31.0	11.6
Unsecured notes	4.4	12.2	6.4	12.2
GSCIC CLO subordinated notes	24.2	12.9	18.7	8.3
Equity interests	5.1	N/A	2.6	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	10.1%	100.0%	9.3%

Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at August 31, 2010 and February 28, 2010, was composed of $398.1 and $387.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in this quarterly report on Form 10-Q and “Note 4. Investment in GSC Investment

Corp. CLO 2007 Ltd.” In the consolidated financial statements included elsewhere in this Form 10-Q for more information about GSCIC CLO. We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at August 31, 2010, three GSCIC CLO portfolio investments were in default and over 86.6% of the GSCIC CLO portfolio investments had a CMR (as defined below) color rating of green or yellow.

SIA normally grades all of our investments using a credit and monitoring rating system (“CMR”). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk.  The color ratings are characterized as follows: (Green) - strong credit; (Yellow) - satisfactory credit; (Red) - payment default risk, in payment default and/or significant restructuring activity.

The CMR distribution of our investments at August 31, 2010 and February 28, 2010 was as follows:

Portfolio CMR Distribution

	At August 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$20,580	21.8%	$9,479	10.6%
Yellow	12,447	13.2	27,763	31.1
Red	38,550	40.8	33,222	37.2
N/A(1)	22,838	24.2	18,909	21.1
Total	$94,415	100.0%	$89,373	100.0%

(1)         Comprised of our investments in the subordinated notes of GSCIC CLO, equity interests, and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at August 31, 2010 and February 28, 2010.

Portfolio composition by industry grouping at fair value

	At August 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$22,838	24.2%	$16,698	18.7%
Packaging	10,191	10.8	9,791	11.0
Consumer Products	8,743	9.3	7,508	8.4
Healthcare Services	6,625	7.0	7,190	8.0
Apparel	7,082	7.5	6,910	7.7
Electronics	7,228	7.7	6,617	7.4
Manufacturing	6,135	6.5	6,399	7.2
Publishing	5,489	5.8	6,710	7.5
Metals	4,250	4.5	3,794	4.3
Homebuilding	3,832	4.1	3,634	4.1
Natural Resources	3,252	3.4	2,989	3.3
Environmental	2,597	2.8	2,060	2.3
Logistics	2,417	2.6	2,230	2.5
Food and Beverage	1,623	1.7	1,697	1.9
Financial Services	938	1.0	984	1.1
Oil and Gas	101	0.1	1,129	1.2
Education	461	0.5	634	0.7
Building Products	355	0.4	530	0.6
Consumer Services	258	0.3	255	0.3
Printing	—	—	1,614	1.8
Total	$94,415	100.0%	$89,373	100.0%

(1)    Comprised of our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by geographic location at fair value at August 31, 2010 and February 28, 2010. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At August 31, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$22,971	24.3%	$23,637	26.5%
Other(1)	22,838	24.2	16,698	18.7
West	16,051	17.0	14,695	16.4
International	13,443	14.2	12,781	14.3
Northeast	11,315	12.0	11,631	13.0
Southeast	7,797	8.3	9,931	11.1
Total	$94,415	100.0%	$89,373	100.0%

(1)    Comprised of our investment in the subordinated notes of GSCIC CLO.

RESULTS OF OPERATIONS

Operating results for the three and six months ended August 31, 2010 and 2009 are as follows;

	For the three months ended
	August 31, 2010	August 31, 2009
	($ in thousands)
Total investment income	$3,113	$3,685
Total expenses	631	2,605
Net investment income	2,482	1,080
Net realized gains (losses)	2	(1,025)
Net unrealized gains (losses)	4,216	(16,143)
Net increase (decrease) in net assets resulting from operations	$6,700	$(16,088)

	For the six months ended
	August 31, 2010	August 31, 2009
	($ in thousands)
Total investment income	$5,924	$8,450
Total expenses	3,440	4,806
Net investment income	2,484	3,644
Net realized losses	(2,549)	(1,030)
Net unrealized gains (losses)	9,420	(13,338)
Net increase in net assets resulting from operations	$9,355	$10,724

Investment income

The composition of our investment income for the three and six months ended August 31, 2010 and 2009 was as follows:

Investment Income

	For the three months ended
	August 31, 2010	August 31, 2009
	($ in thousands)
Interest from investments	$2,566	$3,104
Management of GSCIC CLO	508	517
Interest from cash and cash equivalents and other income	39	64
Total	$3,113	$3,685

	For the six months ended
	August 31, 2010	August 31, 2009
	($ in thousands)
Interest from investments	$4,836	$7,291
Management of GSCIC CLO	1,015	1,038
Interest from cash and cash equivalents and other income	73	121
Total	$5,924	$8,450

For the three months ended August 31, 2010, total investment income decreased $0.6 million, or 15.5%, compared to the three months ended August 31, 2009. The decline in total investment income for the three months ended August 31, 2010 versus the three months ended August 31, 2009 was primarily due to a smaller total average portfolio.

For the six months ended August 31, 2010, total investment income decreased $2.5 million, or 29.9%, compared to the six months ended August 31, 2009. The decline in total investment income for the six months ended August 31, 2010 versus the six months ended August 31, 2009 was primarily due to a smaller total average portfolio.

For the three and six months ended August 31, 2010, total PIK income was $0.2 million and $0.6 million, respectively. For the three and six months ended August 31, 2009, total PIK income was $0.3 million and $0.5 million, respectively.

Operating Expenses

The composition of our operating expenses for the three and six months ended August 31, 2010 and 2009 was as follows:

Operating Expenses

	For the three months ended
	August 31, 2010	August 31, 2009
	($ in thousand)
Interest and credit facility expense	$738	$1,406
Base management fees	423	505
Professional fees	1,615	342
Incentive management fees	—	—
Administrator expenses	173	172
Insurance expenses	172	223
Directors fees	108	63
General and administrative expenses	142	66
Total operating expenses before manager waiver and reimbursement	$3,371	$2,777

	For the six months ended
	August 31, 2010	August 31, 2009
	($ in thousand)
Interest and credit facility expense	$1,569	$2,048
Base management fees	835	1,053
Professional fees	2,757	682
Incentive management fees	—	322
Administrator expenses	328	344
Insurance expenses	366	430
Directors fees	273	145
General and administrative expenses	206	126
Total operating expenses before manager waiver and reimbursement	$6,334	$5,150

For the three months ended August 31, 2010, total operating expenses before manager expense waiver and reimbursement increased $0.6 million, or 21.4% compared to the three months ended August 31, 2009. For the six months ended August 31, 2010 total operating expenses before manager expense waiver and reimbursement increased $1.2 million, or 23.0% compared to the three months ended August 31, 2009.  These increases were primarily attributable to an increase in professional fees offset by a decrease in interest and credit facility expense attributable to a decrease in the amount of our outstanding debt, in each case, in connection with or as a result of the recapitalization transaction described above.

As discussed above, the decrease in interest and credit facility expense for the three and six months ended August 31, 2010 is primarily attributable to a decrease in the amount of outstanding debt, partially offset by an increase in the interest rate payable on our outstanding debt, during such periods. In this regard, there were outstanding balances under our revolving securitized credit facility with Deutsche Bank of $37.0 million at February 28, 2010 and $33.8 million at May 31, 2010, which were repaid on July 30, 2010 in connection with the recapitalization transaction, including through the use of $20 million of borrowings under the senior secured revolving credit facility with Madison Capital Funding.  Moreover, outstanding balances under our revolving securitized credit facility with Deutsche Bank at August 31, 2009, May 31, 2009 and February 28, 2009 were $49.9, $57.8 and $59.0 million, respectively.   For the three and six month periods ended August 31, 2010, the weighted average interest rate on our outstanding indebtedness was 8.85% and 9.10%, respectively, compared to 6.07% and 4.92% for the same periods in the prior year.

Net Realized Gains/Losses from Investments

For the three months ended August 31, 2010, we had no significant sales, repayments, exits or restructurings.

For the six months ended August 31, 2010, we had $2.8 million of sales, repayments, exits or restructurings resulting in $2.5 million of net realized losses. The most significant realized gains and losses during the six months ended August 31, 2010 were as follows:

Six months ended August 31, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$(1,535)	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	(2,002)	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	(1,496)	(994)

For the three and six months ended August 31, 2009, we had $1.0 million of net realized losses.  The most significant gains and losses for the three six months ended August 31, 2009 were the following:

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

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended August 31, 2010, our investments had a decrease in net unrealized depreciation of $4.2 million versus an increase in net unrealized depreciation of $16.2 million for the three months ended August 31, 2009. For the six months ended August 31, 2010, our investments had a decrease in net unrealized depreciation of $9.4 million versus an increase in net unrealized depreciation of $13.4 million for the six months ended August 31, 2009. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2010, were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,437	$10,191	$(246)	$400
Penton Media, Inc.	First Lien Term Loan	4,008	3,390	(618)	(88)
McMillin Companies, LLC	Senior Secured Notes	7,377	3,832	(3,546)	154
GSCIC CLO	Other/Structured Finance Securities	29,233	22,838	(6,395)	6,140
Jason Incorporated	Unsecured notes	13,700	1,267	(12,433)	(421)
Energy Alloys, LLC	Second Lien Term Loan	6,333	101	(6,231)	(1,121)
Grant U.S. Holdings LLP	Second Lien Term Loan	6,349	366	(5,984)	207
Elyria Foundry Company, LLC	Senior Secured Notes	4,900	4,250	(650)	448

The $6.1 million net unrealized appreciation in our investment in the GSCIC CLO subordinated notes was due to a decrease in the assumed portfolio default rate (based on better than forecast actual default rates), a decrease in the assumed recovery rate, and a decrease of “CCC” rated investments and defaulted securities in the portfolio. The decrease in unrealized depreciation in our investments in McMillin Companies, LLC and Elyria Foundry Company, LLC, were due to improved visibility of the outlook for these companies. The increase in unrealized depreciation in our investments in Jason Incorporated and Energy Alloy were due to declining prospects for each of the companies. The change in the fair values of our investments in Grant U.S. Holdings and Penton Media, Inc. were primarily due to fluctuations in the market quotations obtained for these investments compared to the prior period.

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended August 31, 2010, changes in the value of the interest rate caps resulted in unrealized appreciation of $0.01 million versus an unrealized appreciation of $0.01 million for the three months ended August 31, 2009. For the six months ended August 31, 2010, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized depreciation of $0.02 million versus an unrealized appreciation of $0.05 million for the six months ended August 31, 2009. For a more detailed discussion of the interest rate caps, see “Note 7. Interest Rate Cap Agreements” to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Changes in Net Asset Value from Operations

For the three months ended August 31, 2010, we recorded a net increase in net assets resulting from operations of $6.7 million versus a net decrease in net assets resulting from operations of $16.1 million for the three months ended August 31, 2009. The difference is attributable to increases in realized losses on our investments, and decreases in net investment income offset by a decrease in unrealized depreciation between for the three months ended August 31, 2010, as compared to the same period in the prior year. Based on 2,047,987 and 829,138 weighted average common shares outstanding for the three months ended August 31, 2010 and August 31, 2009, our per share net increase in net assets resulting from operations was $3.27 for the three months ended August 31, 2010 versus a per share net decrease in net assets from operations of $19.40 for the three months ended August 31, 2009.

For the six months ended August 31, 2010, we recorded a net increase in net assets resulting from operations of $9.4 million versus a net decrease in net assets resulting from operations of $10.7 million for the six months ended August 31, 2009. The difference is primarily attributable to a decrease in unrealized depreciation on our investments, partially offset by an increase in realized losses on our investments and a decrease in net investment income for the six months ended August 31, 2010, as compared to the same period in the prior year. Based on 1,870,999 and 829,138 weighted average common shares outstanding for the six months ended August 31, 2010 and August 31, 2009, our per share net increase in net assets resulting from operations was $5.00 for the six months ended August 31, 2010 versus a per share net decrease resulting from operations of $12.93 for the six months ended August 31, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral was used to repay outstanding borrowings. In March 2009, we amended the Revolving Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in “CCC” rated investments in return for an increased interest rate and expedited amortization.

On July 30, 2009, an event of default under the Revolving Facility occurred. As a result of this event of default, the lender under the Revolving Facility had the right to accelerate repayment of the outstanding indebtedness and to foreclose and liquidate the collateral pledged thereunder. Due to the event of default, the interest rate on the Revolving Facility increased from the commercial paper rate plus 4.00% to an interest rate at February 28, 2010 and May 31, 2010 of 9.25%.

At May 31, 2010 and February 28, 2010, we had $33.8 million and $37.0 million, respectively, in borrowings under the Revolving Facility versus $59.9 million in borrowings at February 28, 2009.

On July 30, 2010, we used the net proceeds from the stock purchase transaction with SIA and certain of its affiliates and a portion of the funds available to us under the senior secured revolving credit facility with Madison Capital Funding to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. Below is a summary of the terms of the $40 million senior secured revolving credit facility we have with Madison Capital Funding (the “Replacement Facility”).

Availability.    Under the Replacement Facility, we can draw up to the lesser of (i) $40 million (the “Facility Amount”) and (ii) the product of the applicable advance rate (which varies from 50% to 75% depending on the type of loan asset) and the value, determined in accordance with the Replacement Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base”), in each case less (a) the amount of any undrawn funding commitments we have under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the “Unfunded Exposure Amount”) and (b) outstanding borrowings. Each loan asset held by us as of the date on which the Replacement Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Replacement Facility contains limitations on the type of loan assets that are “eligible” to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, we may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially adverse to the lenders.

At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, we may request an increase in the Facility Amount of up to $60 million for a combined aggregate Facility Amount of $100 million.

Collateral.    The Replacement Facility is secured by substantially all of our assets and includes the subordinated notes (“CLO Notes”) issued by GSCIC CLO and our rights under the CLO Management Agreement (as defined below).

Interest Rate and Fees.    Under the Replacement Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At our option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, we will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Replacement Facility.

Revolving Period and Maturity Date.    We may make and repay borrowings under the Replacement Facility for a period of three years following the closing of the Replacement Facility (the “Revolving Period”). The Revolving Period may be terminated at an earlier time by us or, upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the Replacement Facility are due and payable in five years after the end of the Revolving Period.

Collateral Tests.    It is a condition precedent to any borrowing under the Replacement Facility that the principal amount outstanding under the Replacement Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

•Interest Coverage Ratio.  The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Replacement Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Replacement Facility for the last 6 payment periods must equal at least 175%.

•Overcollateralization Ratio.  The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Replacement Facility plus the Unfunded Exposure Amount must equal at least 200%.

•Weighted Average FMV Test.  The aggregate adjusted or weighted value of “eligible” pledged loan assets as a percentage of the aggregate outstanding principal balance of “eligible” pledged loan assets must be equal to or greater than 72% and 80% during the one-year periods prior to the first and second anniversary of the closing date, respectively, and 85% at all times thereafter.

The Replacement Facility also requires payment of outstanding borrowings or replacement of pledged loan assets upon our breach of our representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such payments or replacements must equal the lower of the amount by which the Borrowing Base is overstated as a result of such breach or any deficiency under the Collateral Tests at the time of repayment or replacement. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by us.

Priority of Payments.    During the Revolving Period, the priority of payments provisions of the Replacement Facility require, after payment of specified fees and expenses and any necessary funding of the Unfunded Exposure Account, that collections of principal from the loan assets and, to the extent that these are insufficient, collections of interest from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met. Similarly, following termination of the Revolving Period, collections of interest are required to be applied, after payment of certain fees and expenses, to cure any deficiencies in the Borrowing Base Test, the Interest Coverage Ratio and the Overcollateralization Ratio as of the relevant payment date.

Reserve Account.    The Replacement Facility requires us to set aside an amount equal to the sum of accrued interest, commitment fees and administrative agent fees due and payable on the next succeeding three payment dates (or corresponding to three payment periods). If for any monthly period during which fees and other payments accrue, the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets which do not pay cash interest at least quarterly exceeds 15% of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets, we are required to set aside such interest and fees due and payable on the next succeeding six payment dates. Amounts in the reserve account can be applied solely to the payment of administrative agent fees, commitment fees, accrued and unpaid interest and any breakage costs payable to the lenders.

Unfunded Exposure Account.    With respect to revolver or delayed draw loan assets, we are required to set aside in a designated account (the “Unfunded Exposure Account”) 100% of its outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time we acquire a revolver or delayed draw loan asset and requests a related borrowing under the Replacement Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and our other funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

Operating Expenses.    The priority of payments provision of the Replacement Facility provides for the payment of certain of our operating expenses out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5% or the percentage increase in the fair market value of all of our assets only on the first monthly payment date to occur after each one-year anniversary following the closing of the Replacement Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

Events of Default.    The Replacement Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Replacement Facility does not contain grace periods for breach by us of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and our separate legal entity status covenants and certain other customary covenants. Other events of default under the Replacement Facility include, among other things, the following:

•                  an Interest Coverage Ratio of less than 175%;

•                  an Overcollateralization Ratio of less than 200%;

•                  the filing of certain ERISA or tax liens; and

•                  the occurrence of certain “Manager Events” such as:

•                  failure by SIA and its affiliates to maintain collectively, directly or indirectly, a cash equity investment in us in an amount equal to at least $5,000,000 at any time prior to the third anniversary of the closing date of the Replacement Facility;

•                  failure of the management agreement between SIA and us to be in full force and effect;

•                  indictment or conviction of SIA or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by SIA or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

•                  resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in SIA’s daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or,

•                  occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and GSCIC CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or we cease to act as collateral manager under the CLO Management Agreement.

Conditions to Acquisitions and Pledges of Loan Assets.    The Replacement Facility imposes certain additional conditions to the acquisition and pledge of additional loan assets. Among other things, we may not acquire additional loan assets without the prior written consent of the administrative agent until such time that the administrative agent indicates in writing its satisfaction with SIA’s policies, personnel and processes relating to the loan assets.

Fees and Expenses.    We paid certain fees and reimbursed Madison Capital Funding for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Madison Capital Funding in connection with the Replacement Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing of the stock purchase transaction with SIA and certain of its affiliates. These amounts totaled $1,914,432.

As of August 31, 2010, we had $20 million outstanding under the Replacement Facility.

Our asset coverage ratio, as defined in the 1940 Act, was 250%, 215% and 225% for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively, and 498% as of August 31, 2010.

At August 31, 2010, February 28, 2010 and 2009 and February 29, 2008, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At August 31, 2010		At February 28, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$1,863	1.9%	$3,352	3.6%
Cash and cash equivalents, securitization accounts	308	0.3	226	0.2
First lien term loans	13,996	14.5	16,653	17.9
Second lien term loans	19,469	20.2	20,267	21.8
Senior secured notes	29,154	30.2	27,742	29.9
Unsecured notes	4,166	4.3	5,690	6.1
Structured finance securities	22,838	23.6	16,698	18.0
Common stock	4,792	5.0	2,323	2.5
Other/limited partnership interests	—	—	—	—
Total	$96,586	100.0%	$92,951	100.0%

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

During the three and six months ended August 31, 2010, we did not make any dividend declarations.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2010:

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$20,000	$—	$—	$20,000	$—

OFF-BALANCE SHEET ARRANGEMENTS

At August 31, 2010 and February 28, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2010.

Item 4.    Controls and Procedures

(a)                                 As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)                                 Other than as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the recapitalization transaction described elsewhere in this quarterly report on Form 10-Q, we changed our internal control over financial reporting to encompass the processes and procedures relating thereto established by, or under the supervision of, our newly appointed chief executive officer and chief financial officer.  These revised processes and procedures (i) incorporate the fact that we engaged a new administrator and external investment adviser in connection with the recapitalization transaction and (ii) include the engagement of third-party accounting professionals to supplement internal resources.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiary, Saratoga Investment Funding LLC, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. We cannot assure you that we will achieve our investment objective. You should consider carefully the risks described below and all other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes.

Saratoga Investment Advisors has no prior experience managing a business development company or a regulated investment company.

The Investment Company Act of 1940, or the “1940 Act,” and the Internal Revenue Code, or the “Code,” impose numerous constraints on the operations of business development companies and regulated investment companies, or “RICs,” that do not apply to the other investment vehicles previously managed by the principals of Saratoga Investment Advisors, LLC, our external investment adviser. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material.

Saratoga Investment Advisors is a newly-formed entity and is newly-registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, or the “Advisers Act.” As a new entity, Saratoga Investment Advisors does not have any prior experience managing a business development company or RIC and its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Saratoga Investment Advisors also does not have a proven track-record in managing corporate debt investments and collateralized loan obligation funds. Despite the 25-year history of Saratoga Partners, an affiliate of Saratoga Investment Advisors, with a track record in private investments in middle market companies, there is no guarantee that Saratoga Partners’ past performance record will translate into future success for us with respect to the investment services provided by Saratoga Investment Advisors to us.

Moreover, although Saratoga Investment Advisors intends to supplement its capabilities in the management of our investments by recruiting and hiring additional professionals with experience in the management of debt investments and collateralized loan obligations and to dedicate such individuals to our management, there is no guarantee that Saratoga Investment Advisors will hire or will have hired a sufficient number of professionals with adequate experience in our line of business.

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption over the past 18 months, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest modest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions continue or worsen, the financial results of middle market companies, like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique and involves risks and special considerations for stockholders, including:

•                  Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements under lending agreements that are more stringent than those imposed by the 1940 Act.

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

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors; such valuations are inherently uncertain and may be materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

The independent registered public accounting firm of GSC Investment Corp. (now known as Saratoga Investment Corp.) identified a material weakness in its internal control over financial reporting. Our business and stock price may be adversely affected if we have not adequately addressed such weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

The independent registered public accounting firm of GSC Investment Corp. (now known as Saratoga Investment Corp.) identified a material weakness in its internal control over financial reporting. The material weakness related to an error in the valuation reconciliation for certain investments. This error occurred as a result of an inadequate internal review and reconciliation of the inputs used in preparing the complex investment valuations.

These control deficiencies resulted in adjustments to the consolidated financial statements for the year ended February 28, 2010. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. In addition, we face the risk that, notwithstanding our efforts to identify and remedy all material errors in our financial statements, we may discover other errors in the future. We also face the risk that the cost of identifying and remedying the errors and remediating our material weakness in internal control over financial reporting will be high and could have a material adverse effect on our financial condition and results of operations.

We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, regardless of the market value of our common stock.

Saratoga Investment Advisors is entitled to incentive fees for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, but net of operating expenses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income, for incentive compensation purposes, excludes realized and unrealized capital gains or losses that we may incur in the fiscal quarter, even if such capital gains or losses result in a net gain or loss on our statement of operations for that quarter. Thus, we may be required to pay Saratoga Investment Advisors incentive fees for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The incentive fees we pay to Saratoga Investment Advisors may cause it to pursue a high risk investment strategy.

The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock pursuant to this prospectus.

The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our investment adviser.

The base management fee we pay to Saratoga Investment Advisors may cause it to increase our leverage contrary to our interest.

We pay Saratoga Investment Advisors a quarterly base management fee based on the value of our total assets (including any assets acquired with leverage). Accordingly, Saratoga Investment Advisors has an economic incentive to increase our leverage. Our board of directors monitors the conflicts presented by this compensation structure by approving the amount of leverage that we incur. If our leverage is increased, we will be exposed to increased risk of loss, bear the increase cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in private middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high-yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments that could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objective.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our financial condition and results of operation depend on our ability to manage future investments effectively.

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Saratoga Investment Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of Saratoga Investment Advisors’ structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the officers and employees of Saratoga Investment Advisors have substantial responsibilities in connection with their roles at Saratoga Partners as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Saratoga Investment Advisors may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of Saratoga Investment Advisors. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities.

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

Saratoga Investment Advisors’ liability is limited under the investment advisory and management agreement and we will indemnify Saratoga Investments Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Saratoga Investment Advisors has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement. Pursuant to the investment advisory and management agreement, Saratoga Investment Advisors and its officers and employees are not liable to us for their acts under the investment advisory and management agreement absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect Saratoga Investment Advisors and its officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of Saratoga Investment Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead Saratoga Investment Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We are subject to regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or their interpretation, or any failure by us to comply with these laws or regulations may adversely affect our business.

Our common stock may trade at a discount to our net asset value per share.

Common stock of business development companies, as closed-end investment companies, frequently trade at a discount to net asset value. Our common stock has traded at a discount to our net asset value since shortly after our initial public offering. The risk that our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

Regulations governing our operation as a business development company will affect our ability to raise additional capital.

We have indebtedness outstanding under the senior secured revolving credit facility we have with Madison Capital Funding and we may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which could prohibit us from paying dividends and prevent us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under the senior secured revolving credit facility we have with Madison Capital Funding. Such assets are not available to secure other sources of funding. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain. An inability to obtain additional leverage through secured or unsecured financing of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any.

Substantially all of our assets are subject to security interests under our senior secured revolving credit facility with Madison Capital Funding and if we default on our obligations under the facility, we may suffer adverse consequences, including Madison Capital Funding foreclosing on our assets.

Substantially all of our assets are pledged as collateral under our senior secured revolving credit facility with Madison Capital Funding. If we default on our obligations under this facility, Madison Capital Funding may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

In addition, if Madison Capital Funding exercises its right to sell the assets pledged under the senior secured revolving credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the senior secured revolving credit facility.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

As a business development company for 1940 Act purposes and a RIC for U.S. federal income tax purposes, we intend to make distributions out of assets legally available for distribution to our stockholders once such distributions are authorized by our board of directors and declared by us. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test that is applicable to us as a business development company, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to qualify as a business development company, we might be regulated as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we fail to qualify as a RIC.

We seek to maintain our qualification as a RIC under the Code, which requires us to qualify continuously as a BDC and meet certain source of income, distribution and asset diversification requirements.

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

The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under the senior secured revolving credit facility we have with Madison that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. In such case, if we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain publicly traded partnerships.

Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of our RIC qualification. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset diversification requirements, it could take us time to invest such capital. During this period, we will invest the additional capital in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in leveraged loans and mezzanine debt.

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash in respect of such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or investment adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and the members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Oberbeck, our chief executive officer and managing member of our investment adviser, is the managing partner of Saratoga Partners, a middle-market private equity investment firm. In addition, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser will face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and investment adviser, and the members of our investment adviser.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies defaults on their indebtedness.

We make unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of middle-market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

If we invest in the securities and other obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than expected investment values or income potentials and resale restrictions.

We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished.

We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken with respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our investments may be risky, and you could lose all or part of your investment.

Substantially all of our debt investments hold a non-investment grade rating by Moody’s and/or Standard & Poor’s or, where not rated by any rating agency, would be below investment grade, if rated. A below investment grade rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We also invest in debt that defers or pays paid-in-kind interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

In addition, private middle market companies in which we invest are exposed to a number of significant risks, including:

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

We primarily make investments in private companies. A portion of these securities may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our investment adviser has or could be deemed to have material non-public information regarding such business entity.

The debt securities in which we invest are subject to credit risk and prepayment risk.

An issuer of a debt security may be unable to make interest payments and repay principal. We could lose money if the issuer of a debt obligation is, or is perceived to be, unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. The downgrade of a security by rating agencies may further decrease its value.

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

Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.

At August 31, 2010, our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, had a fair value of $22.8 million and constituted 24.2% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2010, was composed of $398.1 million in aggregate principal amount of primarily senior secured first lien term loans and $8.7 million in uninvested cash. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSC Investment Corp. CLO 2007 LTD. and interest on the debt issued by GSC Investment Corp. CLO 2007 LTD. before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSC Investment Corp. CLO 2007 LTD. and for reinvestment or repayment of GSC Investment Corp. CLO 2007 LTD. debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee for acting as the collateral manager of GSC Investment Corp. CLO 2007 LTD. is subordinated to the payment of interest and principal on GSC Investment Corp. CLO 2007 LTD. debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

As the manager of the portfolio of GSC Investment Corp. CLO 2007 LTD., we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by GSC Investment Corp. CLO 2007 LTD., which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of the portfolio is also subject to many of the same risks sets forth in this prospectus with respect to portfolio investments in leveraged loans.

Available information about privately held companies is limited.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

We make both debt and minority equity investments; therefore, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long-term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly under performed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

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

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, financial condition, and value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•                  significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•                  changes in regulatory policies, accounting pronouncements or tax rules, particularly with respect to RICs or business development companies;

•                  loss of RIC qualification;

•                  changes in the value of our portfolio of investments;

•                  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•                  departure of any of Saratoga Investment Advisors’ key personnel;

•                  operating performance of companies comparable to us;

•                  general economic trends and other external factors; and

•                  loss of a major funding source.

Provisions of our governing documents and the Maryland General Corporation Law could deter future takeover attempts and have an adverse impact on the price of our common stock.

We are governed by our charter and bylaws, which we refer to as our “governing documents.”  Our governing documents and the Maryland General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a future transaction or change in control of us that might involve a premium price for our stockholders or otherwise be in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*                          Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 15, 2010	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary