Form 10-Q
period 2010-11-30
SARATOGA INVESTMENT CORP.
filed 2011-01-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2010

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

Not applicable

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 6, 2011 was 3,277,077.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2010

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2010	February 28, 2010
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $95,792,289 and $117,678,275, respectively)	$68,176,984	$72,674,847
Control investments (cost of $28,414,863 and $29,233,097, respectively)	23,037,967	16,698,303
Total investments at fair value (amortized cost of $124,207,152 and $146,911,372, respectively)	91,214,951	89,373,150
Cash and cash equivalents	4,571,926	3,352,434
Cash and cash equivalents, securitization accounts	3,407,260	225,424
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	22,352	42,147
Interest receivable, (net of reserve of $579,291 and $2,120,309, respectively)	2,017,807	3,473,961
Deferred credit facility financing costs, net	1,805,799	—
Management fee receivable	231,838	327,928
Other assets	266,245	140,272
Total assets	$103,538,178	$96,935,316

LIABILITIES
Revolving credit facility	$15,750,000	$36,992,222
Payable for unsettled trades	1,614,000	—
Dividend payable	1,179,800	—
Management and incentive fees payable	1,868,744	3,071,093
Accounts payable and accrued expenses	885,297	1,111,081
Interest and credit facility fees payable	152,448	267,166
Due to manager	310,000	15,602
Total liabilities	$21,760,289	$41,457,164

NET ASSETS
Common stock, par value $.001 and $.001 per share, respectively, 100,000,000 common shares authorized, 3,277,077 and 1,694,011* common shares issued and outstanding, respectively	$3,277	$1,694
Capital in excess of par value	153,768,680	128,339,497
Distribution in excess of net investment income	(10,223,021)	(2,846,135)
Accumulated net realized loss from investments and derivatives	(28,670,200)	(12,389,830)
Net unrealized depreciation on investments and derivatives	(33,100,847)	(57,627,074)
Total Net Assets	81,777,889	55,478,152

Total liabilities and Net Assets	$103,538,178	$96,935,316

NET ASSET VALUE PER SHARE*	$24.95	$32.75

*Net Asset Value per share  and end of period shares outstanding for the year ended February 28, 2010 has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended November 30		For the nine months ended November 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$3,639,216	$2,593,082	$7,006,161	$8,566,587
Control investments	941,281	368,374	2,410,803	1,686,088
Total interest income	4,580,497	2,961,456	9,416,964	10,252,675
Interest from cash and cash equivalents	2,460	2,752	3,642	22,934
Management fee income	508,674	511,236	1,523,530	1,549,167
Other income	—	54,699	71,192	155,111
Total investment income	5,091,631	3,530,143	11,015,328	11,979,887

EXPENSES
Interest and credit facility financing expenses	618,810	1,126,162	2,188,078	3,174,603
Base management fees	424,044	462,755	1,258,875	1,515,813
Professional fees	381,096	714,789	3,138,221	1,396,567
Administrator expenses	240,000	171,861	568,562	515,583
Incentive management fees	1,173,144	—	1,173,144	322,183
Insurance	170,684	220,059	536,934	649,535
Directors fees and expenses	48,000	71,989	320,844	217,125
General & administrative	100,961	65,298	306,558	191,223
Expenses before expense waiver and reimbursement	3,156,739	2,832,913	9,491,216	7,982,632
Expense reimbursement	—	(171,861)	(258,562)	(515,583)
Waiver of deferred incentive management fees	—	—	(2,636,146)	—
Total expenses net of expense waiver and reimbursement	3,156,739	2,661,052	6,596,508	7,467,049

NET INVESTMENT INCOME	1,934,892	869,091	4,418,820	4,512,838

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(13,731,107)	(549,864)	(16,280,370)	(1,579,812)
Net unrealized appreciation/(depreciation) on investments	15,107,701	8,825,100	24,546,024	(4,562,979)
Net unrealized appreciation/(depreciation) on derivatives	(1,366)	(16,754)	(19,797)	33,080
Net gain/(loss) on investments	1,375,228	8,258,482	8,245,857	(6,109,711)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,310,120	$9,127,573	$12,664,677	$(1,596,873)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$1.20	$10.08	$5.86	$(1.87)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED*	2,752,914	905,171	2,162,832	854,298

*Earnings per share and weighted average shares outstanding for the three and nine months ended November 30, 2009 have been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2010

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 83.3% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$5,227,000	$5,227,000	$5,227,000	6.4%

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$288,923	288,923	141,572	0.2%

		Total Building Products		649,247	141,572	0.2%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,248,758	3,169,725	3.8%

Targus Holdings, Inc. (d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,160,481	3,032,714	2,854,231	3.5%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	964,935	1.2%

Targus Holdings, Inc. (d), (i)	Consumer Products	Common Stock	62,413	566,765	2,851,650	3.5%

		Total Consumer Products		8,386,472	9,840,541	12.0%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$300,569	300,569	257,318	0.3%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	$858,351	858,351	247,119	0.3%

M/C Acquisition Corp., LLC (d), (i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		888,592	247,119	0.3%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,847,718	1,767,000	2.2%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,125,845	7,125,845	6,043,429	7.4%

		Total Electronics		8,973,563	7,810,429	9.6%

USS Parent Holding Corp. (d), (i)	Environmental	Non Voting Common Stock	765	133,002	111,452	0.1%

USS Parent Holding Corp. (d), (i)	Environmental	Voting Common Stock	17,396	3,025,798	2,535,533	3.1%

		Total Environmental		3,158,800	2,646,985	3.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.25%, 8/20/2015	$2,420,754	2,420,754	716,543	0.8%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Common Stock	27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Warrants	2,510	—	—	0.0%

DCS Business Services, Inc. (d)	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,614,000	1,600,000	2.0%

		Total Financial Services		4,034,754	2,316,543	2.8%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,750,296	1,415,568	1,542,711	1.9%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	$3,800,000	3,727,266	3,800,000	4.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,067,082	2,925,394	3.6%

		Total Healthcare Services		7,794,348	6,725,394	8.2%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	7,400,199	3,157,000	3.9%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,855,249	2,852,235	2,433,814	3.0%

Jason Incorporated (d)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,353,952	2,353,952	2,147,039	2.6%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,824,773	4,925,000	6.0%

		Total Manufacturing		7,178,725	7,072,039	8.6%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,002,909	3,750,030	4.6%

Elyria Foundry Company, LLC (d), (i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,002,909	3,750,030	4.6%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Abitibi-Consolidated Company of Canada (d), (e)	Natural Resources	First Lien Term Loan 11.00%, 6/16/2010	$2,948,640	$2,948,640	$2,978,126	3.6%

Grant U.S. Holdings LLP (d), (e), (i)	Natural Resources	Second Lien Term Loan 8.25%, 9/20/2013	$6,349,512	6,349,348	—	0.0%

		Total Natural Resources		9,297,988	2,978,126	3.6%

Energy Alloys, LLC (d), (i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,380,722	6,380,722	—	0.0%

Energy Alloys, LLC (d), (i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,380,722	—	0.0%

Terphane Holdings Corp. (d), (e)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$6,532,000	6,532,000	6,434,020	7.9%

Brown Publishing Company (d), (i)	Publishing	Second Lien Term Loan 0.00%, 9/19/2014	$1,203,226	1,198,390	—	0.0%

Network Communications, Inc. (d), (i)	Publishing	Unsecured Notes 10.75%, 12/1/2013	$5,000,000	5,057,449	1,982,500	2.4%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,840,401	4,062,759	3,613,843	4.4%

		Total Publishing		10,318,598	5,596,343	6.8%

Sub Total Non-control/Non-affiliated investments				95,792,289	68,176,984	83.3%

Control investments - 28.2% (b)

GSC Partners CDO GP III, LP (h), (i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (f), (h)	Structured Finance Securities	Other/Structured Finance Securities 13.21%, 1/21/2020	$30,000,000	28,414,863	23,037,967	28.2%

Sub Total Control investments				28,414,863	23,037,967	28.2%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g), (i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 111.5% (b)				$124,207,152	$91,214,951	111.5%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$31,836,735	$87,000	$16,101	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	6,251	0.0%

Total outstanding interest rate cap				$131,000	$22,352	0.0%*

* Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Abitibi-Consolidated Company of Canada, Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b) Percentages are based on net assets of $81,777,889 as of November 30, 2010.
(c) Fair valued investment (see Note 3 to the consolidated financial statements).
(d) These securities are pledged as collateral under a revolving securitized credit facility (see Note 6 to the consolidated financial statements).
(e) Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Abitibi-Consolidated Company of Canada and Grant U.S. Holdings LLP is Canada.
(f) 13.21% represents the modeled effective interest rate that is expected to be earned over the remaining life of the investment.

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

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,410,803	$1,523,530	$—	$7,157,898
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at November 30, 2010.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2010

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 131.0% (b)

GFSI Inc (d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,909,907	12.5%

Legacy Cabinets, Inc. (d), (i)	Building Products	First Lien Term Loan 6.58%, 8/18/2012	$1,479,842	1,463,159	444,841	0.8%

Legacy Cabinets, Inc. (d), (i)	Building Products	Second Lien Term Loan 12.50%, 8/18/2013	$1,862,420	1,828,197	85,113	0.2%

		Total Building Products		3,291,356	529,954	1.0%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.50%, 1/26/2012	$3,250,000	3,247,947	3,003,650	5.4%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	$3,109,712	2,936,092	2,738,101	4.9%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	1,529,467	2.8%

Targus Holdings, Inc. (d), (i)	Consumer Products	Common Stock	62,413	566,765	237,169	0.4%

		Total Consumer Products		8,289,039	7,508,387	13.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$306,855	306,855	255,242	0.5%

M/C Communications, LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	$831,174	831,174	616,897	1.1%

M/C Communications, LLC (d), (i)	Education	Class A Common Stock	166,327	30,241	16,633	0.0%

		Total Education		861,415	633,530	1.1%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.23%, 6/1/2014	$2,000,000	1,814,950	1,764,600	3.2%

Group Dekko (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$6,913,293	6,913,293	4,852,440	8.7%

		Total Electronics		8,728,243	6,617,040	11.9%

USS Parent Holding Corp. (d), (i)	Environmental	Non Voting Common Stock	765	133,002	86,745	0.2%

USS Parent Holding Corp. (d), (i)	Environmental	Voting Common Stock	17,396	3,025,798	1,973,453	3.5%

		Total Environmental		3,158,800	2,060,198	3.7%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	$4,837,500	4,814,623	983,464	1.8%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,931,121	1,451,316	1,696,876	3.1%

IDI Acquisition Corp. (d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	$3,800,000	3,679,489	3,620,640	6.5%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 8.26%, 4/17/2013	$4,093,750	4,058,633	3,568,931	6.5%

		Total Healthcare Services		7,738,122	7,189,571	13.0%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	7,334,121	3,634,400	6.6%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,820,467	2,816,547	2,230,143	4.1%

Jason Incorporated (d), (i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$12,000,000	12,000,000	1,478,400	2.7%

Jason Incorporated (d), (i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$1,700,000	1,700,000	209,440	0.4%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.23%, 12/15/2014	$5,000,000	4,799,666	4,711,000	8.4%

		Total Manufacturing		18,499,666	6,398,840	11.5%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	$5,000,000	4,883,382	3,785,500	6.8%

Elyria Foundry Company, LLC (d), (i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	8,610	0.0%

		Total Metals		4,883,382	3,794,110	6.8%

Abitibi-Consolidated Company of Canada (d), (e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,639	2,948,639	2,830,694	5.1%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Grant U.S. Holdings LLP (d), (e), (i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	$6,349,512	$6,349,348	$158,738	0.3%

		Total Natural Resources		9,297,987	2,989,432	5.4%

Energy Alloys, LLC (d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,239,318	6,239,318	1,128,693	2.0%

Energy Alloys, LLC (d), (i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,239,318	1,128,693	2.0%

Terphane Holdings Corp. (d), (e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$4,850,000	4,850,000	4,549,785	8.2%

Terphane Holdings Corp. (d), (e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$5,087,250	5,087,250	4,772,349	8.6%

Terphane Holdings Corp. (d), (e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	$500,000	500,000	469,050	0.8%

		Total Packaging		10,437,250	9,791,184	17.6%

Custom Direct, Inc. (d)	Printing	First Lien Term Loan 3.06%, 12/31/2013	$1,832,053	1,527,103	1,614,222	2.8%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$361,020	360,554	361,020	0.7%

Affinity Group, Inc. (d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$386,625	386,129	386,626	0.7%

Brown Publishing Company (d), (i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	$1,203,226	1,198,390	10,709	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	$5,000,000	5,067,619	2,473,000	4.5%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 2.50%, 2/1/2013	$4,847,802	3,908,440	3,478,299	6.2%

		Total Publishing		10,921,132	6,709,654	12.1%

Sub Total Non-control/Non-affiliated investments				117,678,275	72,674,847	131.0%

Control investments - 30.1% (b)

GSC Partners CDO GP III, LP (h), (i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (f), (h)	Structured Finance Securities	Other/Structured Finance Securities 8.27%, 1/21/2020	$30,000,000	29,233,097	16,698,303	30.1%

Sub Total Control investments				29,233,097	16,698,303	30.1%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g), (i)	Financial Services	6.24% Limited Partnership Interest	—	$—	$—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENT ASSETS - 161.1% (b)				$146,911,372	$89,373,150	161.1%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$39,183,673	$87,000	$30,097	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	12,050	0.0%

Sub Total Outstanding interest rate cap				$131,000	$42,147	0.1%

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

(h) As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,397,514	$2,057,397	$—	$(4,970,217)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(98,412)

(i) Non-income producing at February 28, 2010.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the nine months ended November 30, 2010	For the nine months ended November 30, 2009
	(unaudited)	(unaudited)
INCREASE/(DECREASE) FROM OPERATIONS:
Net investment income	$4,418,820	$4,512,838
Net realized loss from investments	(16,280,370)	(1,579,812)
Net unrealized appreciation/(depreciation) on investments	24,546,024	(4,562,979)
Net unrealized appreciation/(depreciation) on derivatives	(19,797)	33,080
Net increase/(decrease) in net assets from operations	12,664,677	(1,596,873)
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(1,179,800)	(2,073,065)
Net decrease in net assets from shareholder distributions	(1,179,800)	(2,073,065)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of issuance costs	14,814,860	—
Net increase in net assets from capital share transactions	14,814,860	—

Total increase/(decrease) in net assets	26,299,737	(3,669,938)
Net assets at beginning of period	55,478,152	68,013,777
Net assets at end of period	$81,777,889	$64,343,839

Net asset value per common share*	$24.95	$37.98
Common shares outstanding at end of period*	3,277,077	1,694,011

Distribution in excess of net investment income	$(10,223,021)	$(4,496,445)

*Net Asset Value per share and end of period shares outstanding for the nine months ended November 30, 2009 have been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the nine months ended November 30, 2010	For the nine months ended November 30, 2009
	(unaudited)	(unaudited)
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$12,664,677	$(1,596,873)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(869,054)	(701,348)
Net accretion of discount on investments	(548,994)	(747,058)
Amortization of deferred credit facility financing costs	230,133	633,349
Waiver of deferred incentive management fees	(2,636,146)	—
Net realized loss from investments	16,280,370	1,579,812
Net unrealized (appreciation) depreciation on investments	(24,546,024)	4,562,979
Net unrealized (appreciation) depreciation on derivatives	19,797	(33,080)
Proceeds from sale and redemption of investments	9,455,897	10,948,348
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	(3,181,836)	338,911
Interest receivable	1,456,154	(35,096)
Management fee receivable	96,090	(821,491)
Other assets	(125,973)	208,110
Receivable from unsettled trades	—	(600,036)
Increase (decrease) in operating liabilities:
Management and incentive fees payable	1,433,797	212,733
Accounts payable and accrued expenses	(225,784)	127,170
Interest and credit facility fees payable	(114,718)	284,630
Due to manager	294,398	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,682,784	14,361,060

Financing activities
Issuance of shares of common stock	15,000,002	—
Payment of common stock issuance costs	(185,140)	—
Borrowings on debt	20,000,000	—
Paydowns on debt	(41,242,222)	(15,153,923)
Credit facility financing cost	(2,035,932)	(103,582)
NET CASH USED BY FINANCING ACTIVITIES	(8,463,292)	(15,257,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,219,492	(896,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,352,434	6,356,225
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,571,926	$5,459,780

Supplemental Information:
Interest paid during the period	$2,072,663	$2,256,624

Supplemental non-cash information
Paid-in-kind interest income	$869,054	$701,348
Net accretion of discount on investments	$548,994	$747,058
Amortization of deferred credit facility financing costs	$230,133	$633,349
Waiver of deferred incentive management fees	$2,636,146	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

(unaudited)

Note 1. Organization and Basis of Presentation

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We commenced operations on March 23, 2007 as GSC Investment Corp. and completed our initial public offering (“IPO”) on March 28, 2007. We have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments.

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

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended November 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.  Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2010.

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

Cash and Cash Equivalents, Securitization Accounts

Cash and cash equivalents, securitization accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on securitized investments or other reserved amounts associated with our $40 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the related securitization agreements. Cash held in such accounts may not be available for the general use of the Company.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the statement of assets and liabilities date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined, in good faith, by our board of directors based on input from our Manager, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

•

The audit committee of our board of directors reviews each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•

Our board of directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to GSCIC CLO, when available, as determined by our Manager and recommended to our board of directors.  Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our  investment in GSCIC CLO.  The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates.  We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in GSCIC CLO.

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

Derivative Financial Instruments

We account for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statements of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statements of operations.

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

Paid-in-Kind Interest

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected.  We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended February 28, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2008, 2009 and 2010 federal tax years for the Company remain subject to examination by the IRS.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”)  No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also requires disclosure about inputs and valuation techniques for level 2 and level 3 measurements.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

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

The Company is also exposed to credit risk related to maintaining all of its cash and cash equivalents, including those in securitization accounts, at a major financial institution and credit risk related to any of its derivative counterparties.

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

Note 3. Investments

As noted above, the Company values all investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of November 30, 2010 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$15,669	$15,669
Second lien term loans	—	—	19,547	19,547
Senior secured notes	—	—	24,515	24,515
Unsecured notes	—	—	2,947	2,947
Structured finance securities	—	—	23,038	23,038
Common stock/equities	—	—	5,499	5,499
Limited partnership interest	—	—	—	—
Total	$—	$—	$91,215	$91,215

The following table presents fair value measurements of investments, by major class, as of February 28, 2010 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$16,653	$16,653
Second lien term loans	—	—	20,267	20,267
Senior secured notes	—	—	27,742	27,742
Unsecured notes	—	—	5,690	5,690
Structured finance securities	—	—	16,698	16,698
Common stock/equities	—	—	2,323	2,323
Limited partnership interest	—	—	—	—
Total	$—	$—	$89,373	$89,373

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2010 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2010	$16,653	$20,267	$27,742	$5,690	$16,698	$2,323	$89,373
Net unrealized gains (losses)	578	3,081	(54)	10,967	7,158	2,816	24,546
Purchases and other adjustments to cost	1,975	474	732	(509)	—	360	3,032
Sales and redemptions	(2,853)	(25)	(3,905)	(1,855)	(818)	—	(9,456)
Net realized loss from investments	(684)	(4,250)	—	(11,346)	—	—	(16,280)
Balance as of November 30, 2010	$15,669	$19,547	$24,515	$2,947	$23,038	$5,499	$91,215

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/loss on investments held as of November 30, 2010 is $4,953,179 and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

The composition of our investments as of November 30, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$17,374	14.0%	$15,669	17.2%
Second lien term loans	37,463	30.1	19,547	21.4
Senior secured notes	30,243	24.4	24,515	26.9
Unsecured notes	6,596	5.3	2,947	3.2
Structured finance securities	28,415	22.9	23,038	25.3
Common stock/equities	4,116	3.3	5,499	6.0
Limited partnership interest	—	—	—	—
Total	$124,207	100.0%	$91,215	100.0%

The composition of our investments as of February 28, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$18,936	12.9%	$16,653	18.6%
Second lien term loans	41,264	28.1	20,267	22.7
Senior secured notes	33,416	22.7	27,742	31.0
Unsecured notes	20,306	13.8	5,690	6.4
Structured finance securities	29,233	19.9	16,698	18.7
Common stock/equities	3,756	2.6	2,323	2.6
Limited partnership interest	—	—	—	—
Total	$146,911	100.0%	$89,373	100.0%

For loans and debt securities for which market quotations are not available, we determine their fair value based on third party indicative broker quotes, where available, or the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield valuation methodology.  In applying the market yield valuation methodology, we determine the fair value based on such factors as market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If, in our judgment, the market yield methodology is not sufficient or appropriate, we may use additional methodologies such as an asset liquidation or expected recovery model.

For equity securities of portfolio companies and partnership interests, we determine the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall valuation methodology.  Under the enterprise value waterfall valuation methodology, we determine the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company.  For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. We also take into account historical and anticipated financial results.

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“GSCIC CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to GSCIC CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in GSCIC CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in GSCIC CLO.  The significant inputs for the valuation model include:

•      Default rates: 3%

•      Recovery rates: 40-65%

•      Reinvestment rates: LIBOR plus 350 basis points

•      Prepayment rate: 15%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSCIC CLO (which are referred in the unaudited balance sheet of GSCIC CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we act as collateral manager to it.  In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended November 30, 2010 and November 30, 2009, we accrued $0.5 and $0.5 million in management fee income, respectively, and $0.9 and $0.4 million in interest income, respectively, from GSCIC CLO. For the nine months ended November 30, 2010 and November 30, 2009, we accrued $1.5 and $1.5 million in management fee income, respectively, and $2.4 and $1.7 million in interest income, respectively, from GSCIC CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At November 30, 2010, the Company determined that the fair value of its investment in the subordinated notes of GSCIC CLO was $23.0 million, whereas the net asset value of GSCIC CLO on such date was $20.7 million.  The Company does not believe that the net asset value of GSCIC CLO, which is the difference between GSCIC CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of GSCIC CLO.  Specifically, the Company determines the fair value of its investment in the subordinated notes of GSCIC CLO based on the present value of the projected future cash flows of the subordinated notes over the life of GSCIC CLO.  At November 30, 2010, GSCIC CLO had investments with a principal balance of $384.1 million and a weighted average spread over LIBOR of 3.5%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%.  As a result, GSCIC CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes.  At November 30, 2010, the total “spread”, or projected future cash flows of the subordinated notes, over the life of GSCIC CLO was $42.4 million, which had a present value of approximately $23.5 million, using a 22.5% discount rate.  At November 30, 2010, the fair value of the subordinated notes, which we base upon the present value of the projected cash flows, was $23.0 million, which exceeded the net asset value of GSCIC CLO on such date by approximately $2.3 million.

Below is certain summary financial information from the separate unaudited financial statements of GSCIC CLO as of November 30, 2010 and February 28, 2010 and for nine months ended November 30, 2010 and 2009.

GSC Investment Corp. CLO 2007

Balance Sheet

As of
November 30, 2010
(Unaudited)
ASSETS

Investments
Loans, Fair Value	$343,164,094
Bonds, Fair Value	5,120,950
Other/Structured finance securities, Fair Value	5,992,686
Total investments at fair value	354,277,730
Cash and cash equivalents	40,577,587
Interest receivable	1,994,111
Receivable from open trades	4,536,875
Deferred bond issuance	3,727,030
Total assets	$405,113,333

LIABILITIES

Interest payable	730,714
Payable from open trades	20,170,203
Accrued senior collateral monitoring fee	46,368
Accrued subordinate collateral monitoring fee	185,470
Class A notes	296,000,000
Class B notes	22,000,000
Discount on class B notes	(553,032)
Class C notes	14,000,000
Class D notes	16,000,000
Discount on class D notes	(585,026)
Class E notes	17,960,044
Discount on class E notes	(1,504,922)
Total liabilities	$384,449,819

PARTNERS’ CAPITAL

Preference shares principal	30,000,000
Preferred shares	(14,270,311)
Partners distributions	(10,622,140)
Net income	15,555,965
Total capital	20,663,514

Total liabilities and partners’ capital	$405,113,333

GSC Investment Corp. CLO 2007

Balance Sheet

As of
February 28, 2010
(Unaudited)
ASSETS

Investments
Loans, Fair Value	$335,775,991
Bonds, Fair Value	5,353,260
Other/Structured finance securities, Fair Value	6,082,163
Total investments at fair value	347,211,414
Cash and cash equivalents	21,069,656
Interest receivable	1,849,564
Deferred bond issuance	4,271,779
Total assets	$374,402,413

LIABILITIES

Interest payable	$680,543
Payable from open trades	482,598
Accrued senior collateral monitoring fee	46,102
Accrued subordinate collateral monitoring fee	281,826
Class A notes	296,000,000
Class B notes	22,000,000
Discount on class B notes	(598,594)
Class C notes	14,000,000
Class D notes	16,000,000
Discount on class D notes	(633,223)
Class E notes	17,960,044
Discount on class E notes	(1,628,905)
Total liabilities	$364,590,391

STOCKHOLDER’S EQUITY

Preference shares principal	$30,000,000
Accumulated deficit	(98,730,451)
Preference share distributions	(5,917,667)
Net income	84,460,140
Total capital	9,812,022

Total liabilities and stockholder’s capital	$374,402,413

GSC Investment Corp. CLO 2007

Statement of Operations

	For the nine months ended November 30, 2010	For the nine months ended November 30, 2009
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$16,122,093	$17,614,333
Interest from cash and cash equivalents	14,406	24,063
Other income	222,011	423,020
Total investment income	16,358,510	18,061,416

EXPENSES
Interest expense	4,995,119	6,337,906
Professional fees	204,056	144,889
Misc. Fee Expense	438	20,958
Senior collateral monitoring fee	304,706	309,833
Subordinate collateral monitoring fee	1,218,824	1,239,334
Trustee expenses	75,975	77,216
Amortization expense	762,489	1,165,433
Total expenses	7,561,607	9,295,569

NET INVESTMENT INCOME	8,796,903	8,765,847

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	2,358,744	(13,848,022)
Net unrealized appreciation on investments	4,400,318	72,025,580
Net gain on investments	6,759,062	58,177,558

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,555,965	$66,943,405

GSC Investment Corp. CLO 2007

Schedule of Investments

November 30, 2010

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
ABP Corporation	Term Loan	First Lien Term Loans	8.50%	2/28/2013	3,704,229.09	3,687,548.87	3,667,186.80
Acosta, Inc.	Term Loan	First Lien Term Loans	2.51%	7/28/2013	1,909,329.35	1,861,156.94	1,874,465.00
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	First Lien Term Loans	3.06%	6/1/2013	254,572.87	234,828.02	244,389.95
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.05%	6/1/2013	4,822,443.24	4,607,350.44	4,629,545.51
Aeroflex Incorporated	Tranche B-1 Term Loan	First Lien Term Loans	4.31%	8/15/2014	1,396,513.07	1,338,995.38	1,376,961.89
Aerostructures Acquisition LLC	Term Loan	First Lien Term Loans	7.25%	3/1/2013	618,162.70	591,124.02	571,800.50
Affordable Care, Inc	Term B Loan	First Lien Term Loans	4.01%	11/16/2012	942,153.25	882,778.39	904,467.12
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	Other/Structured Finance Securities	3.01%	5/20/2020	4,000,000.00	3,673,554.12	3,657,600.00
APS Healthcare, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.51%	3/30/2013	1,853,730.21	1,807,974.20	1,723,969.10
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	First Lien Term Loans	3.26%	7/3/2014	5,940,000.00	5,818,354.61	5,516,775.00
Autotrader.com, Inc.	Tranche B Term Loan Retired 12/15/2010	First Lien Term Loans	6.00%	6/14/2016	1,700,000.00	1,668,521.98	1,702,125.00
AZ Chem US Inc.	Term Loan	First Lien Term Loans	0.00%	11/21/2016	1,000,000.00	985,000.00	1,001,560.00
AZ Chem US Inc.	Term Loan	First Lien Term Loans	0.00%	11/21/2016	2,968,085.11	2,990,345.74	2,972,715.32
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	Other/Structured Finance Securities	3.54%	1/18/2021	1,500,000.00	1,200,016.36	1,050,000.00
Bankruptcy Management Solutions, Inc.	Term Loan B	First Lien Term Loans	7.50%	8/20/2014	3,959,772.23	3,517,080.22	2,009,584.41
BE Aerospace, Inc	Tranche B Term Loan Retired 12/09/2010	First Lien Term Loans	5.75%	7/28/2014	2,096,782.90	2,012,721.04	2,096,258.71
BioScrip, Inc.	Term Loan	First Lien Term Loans	6.00%	3/25/2015	2,073,750.00	2,037,759.30	2,060,789.06
Brown Publishing Company, The	Loan (Second Lien)	First Lien Term Loans	0.00%	9/19/2014	2,000,000.00	1,993,145.07	—
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	First Lien Term Loans	7.50%	4/21/2015	997,500.00	979,939.62	992,512.50
CCM Merger Inc. (Motor City Casino)	Term B Loan	First Lien Term Loans	8.50%	7/13/2012	3,415,723.02	3,276,459.43	3,413,161.23
Celanese US Holdings LLC	Term B Dollar Loan	First Lien Term Loans	1.79%	4/2/2014	684,579.01	669,795.02	679,157.15
Cenveo Corporation	Delayed Draw Term Loan Retired 12/21/2010	First Lien Term Loans	4.79%	6/21/2013	29,274.65	27,699.80	29,084.36
Cenveo Corporation	Term C Facility Retired 12/21/2010	First Lien Term Loans	4.79%	6/21/2013	2,980,070.17	2,829,335.63	2,960,699.72
CFF Acquisition LLC,	Term Loan A	First Lien Term Loans	7.50%	7/31/2013	2,959,616.74	2,952,478.15	2,533,727.89
Charter Communications Operating, LLC	Term B-1 Loan	First Lien Term Loans	2.26%	3/6/2014	4,850,645.24	4,594,095.57	4,746,598.90
CHS/ Community Health Systems, Inc.	Extended Term Loan	First Lien Term Loans	3.79%	1/25/2017	1,363,857.21	1,344,388.39	1,344,163.11
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	First Lien Term Loans	2.54%	7/25/2014	139,401.61	135,684.44	135,646.13
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	First Lien Term Loans	2.54%	7/25/2014	2,711,117.35	2,641,080.11	2,638,079.85
Cinedigm Digital Funding I, LLC	Term Loan	First Lien Term Loans	5.25%	4/29/2016	1,952,995.80	1,935,285.29	1,931,024.60
Cinemark USA, Inc.	Extended Term Loan	First Lien Term Loans	3.54%	4/30/2016	5,659,163.29	5,344,197.86	5,681,403.80
Citco III Limited	B Term Loan	First Lien Term Loans	4.75%	6/30/2014	3,736,949.65	3,648,055.41	3,606,156.41
Commscope, Inc.	Term B Loan	First Lien Term Loans	2.79%	12/26/2014	2,042,347.75	2,030,351.98	2,038,937.03
Consolidated Container Company LLC	Loan (First Lien)	First Lien Term Loans	2.50%	3/28/2014	5,300,672.80	4,826,062.66	4,995,884.12
Consolidated Foundries	Term Loan	First Lien Term Loans	7.75%	3/31/2014	1,442,185.22	1,425,841.35	1,413,341.51
Contec, LLC	Tranche B Term Loan	First Lien Term Loans	7.75%	7/28/2014	2,664,943.24	2,624,162.65	2,358,474.77
Continental Alloys & Services, Inc.	Term Facility	First Lien Term Loans	8.50%	6/15/2012	3,006,156.93	2,865,704.41	2,991,126.15
Covanta Energy Corporation	Funded Letter of Credit	First Lien Term Loans	1.69%	2/10/2014	877,006.64	850,621.67	858,738.59

Covanta Energy Corporation	Term Loan	First Lien Term Loans	1.81%	2/10/2014	1,720,456.03	1,668,617.36	1,684,618.93
CRC Health Corporation	Term Loan	First Lien Term Loans	2.54%	2/6/2013	2,000,000.00	1,881,250.00	1,911,660.00
Culligan International Company	Dollar Loan	First Lien Term Loans	2.51%	11/24/2012	2,424,623.11	2,334,250.01	1,970,006.28
DeCrane Aerospace, Inc.	Second Lien Term Loan	First Lien Term Loans	0.00%	2/21/2014	969,492.86	924,593.85	581,695.72
Dollar General Corporation	Tranche B-1 Term Loan	First Lien Term Loans	3.02%	7/7/2014	5,378,601.89	5,099,121.54	5,364,563.74
DS Waters of America, Inc.	Term Loan	First Lien Term Loans	2.54%	10/29/2012	497,258.61	482,194.09	486,691.86
DynCorp International Inc.	Term Loan	First Lien Term Loans	6.25%	7/7/2016	1,000,000.00	981,290.03	1,005,410.00
Education Management LLC	Tranche C Term Loan	First Lien Term Loans	2.06%	6/3/2013	7,131,223.81	6,798,331.18	6,907,374.70
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		—	—	—
Elyria Foundry Company, LLC	13.000% - 03/2013 - 290608AA6	Unsecured Notes	17.00%	3/1/2013	2,040,000.00	2,000,520.86	1,500,012.00
Emdeon Business Services LLC	Term Loan (First Lien)	First Lien Term Loans	2.26%	11/16/2013	4,891,272.47	4,730,466.22	4,826,071.80
Federal-Mogul Corporation	Tranche B Term Loan	First Lien Term Loans	0.00%	12/29/2014	1,981,379.84	1,803,055.66	1,779,001.70
Federal-Mogul Corporation	Tranche C Term Loan	First Lien Term Loans	0.00%	12/28/2015	1,010,908.08	919,926.35	907,653.93
First Data Corporation	Initial Tranche B-1 Term Loan	First Lien Term Loans	3.00%	9/24/2014	3,727,177.74	3,621,975.71	3,350,732.79
First Data Corporation	Initial Tranche B-2 Term Loan	First Lien Term Loans	3.00%	9/24/2014	1,868,259.45	1,817,492.28	1,678,799.26
FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan	First Lien Term Loans	2.50%	4/30/2013	4,522,065.89	4,401,395.51	4,431,624.57
FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan	First Lien Term Loans	2.50%	4/30/2013	913,936.14	889,544.54	895,657.42
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	First Lien Term Loans	4.79%	12/18/2015	1,295,106.39	1,290,969.68	1,176,927.93
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	First Lien Term Loans	5.29%	12/20/2016	1,295,106.39	1,290,705.10	1,183,403.46
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	First Lien Term Loans	4.50%	12/1/2016	1,554,419.98	1,470,166.28	1,461,683.29
Fresenius Medical Care AG & Co.	Tranche B Term Loan	First Lien Term Loans	1.66%	3/31/2013	3,278,123.86	3,236,164.55	3,236,622.81
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	Other/Structured Finance Securities	3.79%	4/19/2021	4,000,000.00	3,217,057.09	2,800,000.00
Georgia-Pacific LLC	Term Loan B	First Lien Term Loans	2.29%	12/23/2012	2,884,530.31	2,757,851.33	2,877,059.38
Georgia-Pacific LLC	Term Loan C	First Lien Term Loans	3.54%	12/23/2014	2,526,682.43	2,388,070.87	2,532,291.66
GFSI, Inc. (Gear for Sports)	11.000% - 06/2011 - 361695AG4	Unsecured Notes	10.50%	6/1/2011	1,408,000.00	1,390,567.61	1,408,000.00
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	First Lien Term Loans	1.96%	4/30/2014	5,700,000.00	5,131,344.26	5,520,450.00
Graham Packaging Company, L.P.	C Term Loan	First Lien Term Loans	6.75%	4/5/2014	4,598,012.44	4,598,012.44	4,633,922.92
Graphic Packaging International, Inc.	Term B Loan	First Lien Term Loans	2.29%	5/16/2014	3,465,730.65	3,221,756.28	3,408,684.73
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	First Lien Term Loans	4.31%	12/5/2016	3,548,951.99	3,406,271.86	3,544,515.80
GSI Holdings L.L.C.	Term Loan	First Lien Term Loans	3.30%	8/1/2014	5,809,426.32	5,694,844.42	5,228,483.69
Hanger Orthopedic Group, Inc.	Term B Loan	First Lien Term Loans	0.00%	12/1/2016	3,500,000.00	3,510,000.00	3,516,765.00
Hanger Orthopedic Group, Inc.	Tranche B Term Loan	First Lien Term Loans	2.26%	5/26/2013	4,833,661.30	4,766,016.77	4,809,492.99
HCA Inc.	Tranche B-1 Term Loan	First Lien Term Loans	2.54%	11/18/2013	5,734,690.09	5,446,357.39	5,614,261.60
Hilsinger Company, The	Term Loan	First Lien Term Loans	3.55%	12/31/2013	1,442,603.29	1,412,326.09	1,255,064.86
Hoffmaster Group, Inc.	Term Loan (First Lien)	First Lien Term Loans	7.00%	6/2/2016	3,752,500.00	3,676,491.52	3,691,521.88
Hunter Defense Technologies, Inc.	Term Loan	First Lien Term Loans	3.29%	8/22/2014	4,612,868.18	4,500,870.73	4,370,692.60

Hygenic Corporation, The	Term Loan	First Lien Term Loans	2.79%	4/30/2013	1,736,045.44	1,671,891.38	1,614,522.26
ILC Industries, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.26%	2/24/2012	1,780,737.85	1,731,809.84	1,758,478.62
Infor Enterprise Solutions Holdings, Inc.	Extended Delayed Draw Term Loan (First Lien)	First Lien Term Loans	6.01%	7/28/2015	1,333,236.90	1,215,336.38	1,255,909.16
Infor Enterprise Solutions Holdings, Inc.	Extended Initial U.S. Term Loan (First Lien)	First Lien Term Loans	6.01%	7/28/2015	2,555,370.70	2,329,067.22	2,407,159.20
Insight Equity A.P. X, LP	Term Loan	First Lien Term Loans	4.48%	12/18/2012	1,589,324.34	1,580,999.31	1,430,391.91
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	Other/Structured Finance Securities	3.78%	1/25/2019	5,000,000.00	4,087,757.88	3,500,000.00
Key Safety Systems, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.52%	3/8/2014	3,873,419.18	3,519,755.77	3,582,912.74
Kinetek Industries, Inc.	Term B-1 Loan	First Lien Term Loans	4.22%	11/10/2013	1,285,429.18	1,215,648.95	1,102,255.52
Kinetek Industries, Inc.	Term B-2 Loan	First Lien Term Loans	4.22%	11/10/2013	130,819.97	123,813.08	111,933.49
Kranson Industries, Inc.	Term Loan B	First Lien Term Loans	2.50%	7/31/2013	1,223,255.73	1,168,898.08	1,151,389.45
Language Line, LLC	Tranche B Term Loan Retired 12/20/2010	First Lien Term Loans	5.50%	11/4/2015	5,458,750.00	5,423,963.35	5,448,542.14
Lender Processing Services, Inc.	Term Loan B	First Lien Term Loans	2.76%	7/2/2014	635,375.00	631,568.57	623,728.58
Leslie’s Poolmart, Inc.	Tranche B Term Loan	First Lien Term Loans	0.00%	11/21/2016	4,000,000.00	4,006,875.00	4,020,000.00
M/C Acquisition Corp.	Common	Equity	0.00%		68,806.10	68,806.10	—
M/C Acquisition Corp.	Tranche C Term Loan	First Lien Term Loans	1.00%	12/31/2012	1,952,952.14	1,952,952.14	562,254.92
Matthew Warren Industries, Inc.	Term Loan	First Lien Term Loans	7.25%	11/1/2013	1,400,639.93	1,329,522.47	1,113,508.74
National Diversified Sales, Inc.	Term Loan	First Lien Term Loans	3.79%	8/9/2011	1,304,990.52	1,247,301.70	1,291,940.61
National Mentor Holdings, Inc.	Institutional LC Facility	First Lien Term Loans	2.26%	6/29/2013	261,580.20	243,044.52	242,453.46
National Mentor Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	2.29%	6/29/2013	4,061,839.82	3,773,985.98	3,764,838.09
Network Communications, Inc.	10.750% - 12/2013 - 64125BAC5	Unsecured Notes	10.75%	12/1/2013	4,000,000.00	3,529,929.19	1,586,000.00
Nielsen Finance LLC	Class A Dollar Term Loan	First Lien Term Loans	2.25%	8/9/2013	5,001,942.96	4,870,125.51	4,907,256.18
NPC International, Inc.	Term Loan	First Lien Term Loans	2.03%	5/3/2013	4,965,561.82	4,767,496.00	4,853,836.68
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	First Lien Term Loans	2.04%	2/1/2013	739,112.79	722,025.05	731,322.54
NRG Energy, Inc.	Original Maturity Term Loan	First Lien Term Loans	2.04%	2/1/2013	2,895,563.94	2,830,310.38	2,865,044.70
NuSil Technology LLC.	Tranche B Term Loan	First Lien Term Loans	6.00%	2/18/2015	3,960,000.00	3,926,492.31	3,960,000.00
Nuveen Investments, Inc.	Non-Extended First-Lien Term Loan	First Lien Term Loans	3.29%	11/13/2014	5,409,581.58	5,342,715.10	5,014,032.97
Nyco Holdings 3 ApS (Nycomed)	Facility B2	First Lien Term Loans	4.26%	12/29/2014	1,766,353.91	1,682,652.79	1,626,352.70
Nyco Holdings 3 ApS (Nycomed)	Facility C2	First Lien Term Loans	4.76%	12/29/2015	1,765,817.04	1,675,222.44	1,634,687.46
OLD AII, Inc	Common	Equity	0.00%		224,656.05	224,656.05	128,576.00
Onex Carestream Finance LP	Term Loan (First Lien)	First Lien Term Loans	2.26%	4/30/2013	2,414,383.74	2,372,026.50	2,357,380.14
Pelican Products, Inc.	Term Loan	First Lien Term Loans	0.00%	11/30/2016	3,000,000.00	2,970,000.00	3,007,500.00
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	First Lien Term Loans	3.55%	12/15/2014	930,747.73	854,039.80	874,902.87
Pinnacle Foods Finance LLC	Term Loan	First Lien Term Loans	2.75%	4/2/2014	4,818,867.45	4,656,225.96	4,684,324.67
PRA International	U.S. Term Loan	First Lien Term Loans	3.55%	12/15/2014	1,525,923.81	1,400,164.20	1,449,627.62
Prestige Brands, Inc.	Term Loan	First Lien Term Loans	4.75%	3/24/2016	3,167,500.00	3,143,264.18	3,185,333.03

QA Direct Holdings, LLC	Term Loan	First Lien Term Loans	8.25%	8/10/2014	1,762,964.97	1,753,029.86	1,659,390.78
QCE, LLC (Quiznos)	Term Loan (First Lien)	First Lien Term Loans	5.06%	5/5/2013	2,720,785.30	2,642,355.59	2,413,554.23
Quintiles Transnational Corp.	Term B Loan (First Lien)	First Lien Term Loans	2.29%	3/31/2013	1,353,925.07	1,344,044.81	1,335,877.25
Ranpak Corp.	US Dollar Term Loan B (First Lien)	First Lien Term Loans	4.76%	12/27/2013	2,906,720.68	2,875,967.83	2,761,384.65
Repconstrickland, Inc.	Term B Loan	First Lien Term Loans	9.50%	2/19/2014	3,414,977.78	3,391,320.77	3,005,180.44
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	First Lien Term Loans	2.56%	7/19/2013	1,628,836.66	1,550,075.70	1,580,997.72
Royalty Pharma Finance Trust	Tranche B Term Loan	First Lien Term Loans	2.54%	4/16/2013	3,119,297.06	3,105,145.14	3,117,986.95
Scotsman Industries, Inc.	Term Loan	First Lien Term Loans	5.77%	4/30/2016	945,250.00	936,701.24	944,068.44
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	625,073.95	607,889.02	603,196.36
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	2,260,232.79	2,198,049.72	2,181,124.64
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	1,496,187.64	1,451,234.78	1,443,821.07
SI Organization, Inc., The	Tranche B Term Loan	First Lien Term Loans	5.75%	11/22/2016	4,000,000.00	3,960,127.85	4,005,000.00
Specialized Technology Resources, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.76%	6/13/2014	3,535,512.47	3,447,839.72	3,294,673.36
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	Other/Structured Finance Securities	3.89%	4/17/2021	5,000,000.00	3,951,556.27	3,500,000.00
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term Loan	First Lien Term Loans	6.75%	2/28/2014	490,000.00	445,081.23	493,983.70
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	First Lien Term Loans	2.00%	2/28/2014	201,480.85	195,734.26	196,191.98
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	First Lien Term Loans	3.91%	2/28/2016	4,659,630.23	4,508,721.07	4,615,550.13
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		2,881,565.93	2,881,565.93	5,410.50
SuperMedia Inc. (fka Idearc Inc.)	Loan	First Lien Term Loans	11.00%	12/31/2015	2,118,381.92	2,047,326.82	1,367,415.53
Survey Sampling International, LLC	Term Loan	First Lien Term Loans	10.15%	5/6/2011	1,788,250.38	1,765,337.13	1,251,775.27
Targus Holdings, Inc.	Tranche B Term Loan (First Lien)	First Lien Term Loans	8.75%	11/22/2012	2,781,892.46	2,680,555.80	2,512,327.08
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	First Lien Term Loans	2.29%	11/23/2012	5,585,559.48	5,355,325.73	5,487,812.19
Telcordia Technologies, Inc.	Term Loan	First Lien Term Loans	6.75%	4/30/2016	3,980,000.00	3,970,943.30	4,014,825.00
Texas Competitive Electric Holdings Company, LLC (TXU)	Initial Tranche B-2 Term Loan	First Lien Term Loans	3.75%	10/10/2014	5,820,000.00	5,750,552.83	4,488,151.20
TransFirst Holdings, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.04%	6/15/2014	2,418,750.00	2,361,576.71	2,208,633.19
Triumph Group Inc.	Loan	First Lien Term Loans	4.50%	6/16/2016	1,246,875.00	1,241,102.64	1,248,433.59
U.S. Security Holdings, Inc.	Acquisition Term Loan	First Lien Term Loans	4.01%	5/8/2013	106,566.26	101,786.62	102,000.96
U.S. Security Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	4.03%	5/8/2013	565,797.70	540,420.94	551,652.76
U.S. Silica Company	Loan	First Lien Term Loans	5.75%	5/9/2016	1,346,625.00	1,340,513.49	1,351,109.26
United States Infrastructure Corporation	Term Loan	First Lien Term Loans	5.50%	5/13/2015	1,396,500.00	1,384,025.21	1,398,245.63
USI Holdings Corporation	Tranche B Term Loan	First Lien Term Loans	2.76%	5/5/2014	4,844,805.68	4,690,243.13	4,554,117.33
Weasler Engineering, Inc.	Term Loan	First Lien Term Loans	6.77%	9/30/2013	1,230,028.42	1,035,981.86	1,205,427.85
Weight Watchers International, Inc.	Term B Loan	First Lien Term Loans	1.81%	1/26/2014	1,245,373.76	1,230,384.00	1,234,464.29
Weight Watchers International, Inc.	Term D Loan	First Lien Term Loans	2.56%	6/30/2016	2,762,848.61	2,706,060.86	2,765,141.77
Wendy’s/Arby’s Restaurants, LLC	Term Loan	First Lien Term Loans	5.00%	5/24/2017	1,197,000.00	1,191,453.38	1,202,482.26
Wenner Media LLC	Term Loan	First Lien Term Loans	2.01%	10/2/2013	2,975,950.78	2,886,721.88	2,856,912.75
Wesco Aircraft Hardware Corp.	Loan (Second Lien)	First Lien Term Loans	6.01%	3/28/2014	1,720,000.00	1,649,987.92	1,711,400.00
Wil Research Laboratories, LLC	Term B Loan	First Lien Term Loans	4.29%	9/26/2013	1,833,514.57	1,685,100.32	1,613,492.82

WireCo WorldGroup Inc.	Term Loan	First Lien Term Loans	5.25%	2/10/2014	4,699,229.46	4,585,392.75	4,628,741.02
Worldwide Express Operations, LLC	Term Loan	First Lien Term Loans	7.50%	6/30/2013	3,830,834.83	3,830,834.83	3,265,403.61
Yankee Candle Company, Inc.	Term Loan	First Lien Term Loans	2.26%	2/6/2014	2,975,343.31	2,756,745.27	2,910,629.59
Yell Group Plc	Facility B1 - YB (USA) LLC	First Lien Term Loans	4.01%	7/31/2014	3,380,588.09	3,304,192.31	1,381,815.38
						372,298,713.28	354,277,729.45

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

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized); and 20% of the amount of the our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our manager will receive 20% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate of 1.875% without any catch-up provision. Amounts received from our portfolio companies as a return of capital are not included in calculating this portion of the incentive fee.  Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the  Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

The terms of the Management Agreement with our Mangaer is substantially similar to the terms (i.e., a quarterly base management fee of 1.75% of the average value of our total assets —other than cash or cash equivalents but including assets purchased with borrowed funds—at the end of the two most recently completed fiscal quarters, and an incentive fee) of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

•                  The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to our Manager and, as a result, our Manager will be entitled to 20% of realized gains net of unrealized losses and realized losses that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

•                  Under the “catch up” provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to our Manager. This will enable our Manager to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and our Manager will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%.

•                  We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

For the three months ended November 30, 2010 and November 30, 2009, we incurred $0.4 and $0.5 million in base management fees, respectively. For the three months ended November 30, 2010, we incurred $0.3 million in incentive fees related to pre-incentive fee

net investment income.   For the three months ended November 30, 2010, we accrued $0.9 million in incentive management fees related to capital gains.  For the nine months ended November 30, 2010 and November 30, 2009, we incurred $1.3 and $1.5 million in base management fees, respectively.  For the nine months ended November 30, 2010, we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income and recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in “Note 13. Recapitalization Transaction” below.  For the nine months ended November 30, 2009, we recorded $0.3 million in incentive management fees related to net investment income.  For the nine months ended November 30, 2010, we accrued $0.9 million in incentive management fees related to capital gains.  The accrual is calculated using both realized and unrealized capital gains for the period.  The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2010, $0.7 million of base management fees and $1.2 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2010, $3.1 million of management and incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock.  In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million

For the three months ended November 30, 2010 and November 30, 2009, we recognized $0.2 million in administrator expenses for both periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2010 and November 30, 2009, we recognized $0.6 and $0.5 million in administrator expenses, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2010, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility.  As a result, the Revolving Facility was terminated in connection therewith.  Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder.  As of November 30, 2010, there was $15.8 million outstanding under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the three year term of the facility. For the three months ended November 30, 2010 and 2009, we recorded $0.4 and $1.1 million of interest expense, respectively. For the three months ended November 30, 2010 and 2009, we recorded $0.2 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the quarter ended November 30, 2010 and 2009 on the outstanding borrowings were 7.50% and 9.25%, respectively.   For the nine months ended November 30, 2010 and November 30, 2009, we recorded $2.0 and $2.6 million of interest expense and $0.2 and $0.6 million of amortization of deferred financing costs, respectively, related to the Replacement Facility and Revolving Facility, respectively.

The Replacement Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Replacement Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Replacement Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Replacement Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50% to 75% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%.  At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%.  In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period.

Our borrowing base under the Replacement Facility was $23.1 million at November 30, 2010.  For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent quarterly report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2010 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended August 31, 2010. The valuations presented in this quarterly report on Form 10-Q will not be incorporated into the borrowing base until after this quarterly report on Form 10-Q is filed with the SEC.

At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, we may request an increase in the Replacement Facility amount of up to $60 million for a combined aggregate Replacement Facility amount of $100 million.

Note 7. Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, we, through wholly owned subsidiary, entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007, we increased the notional amount under the $34.0 million agreement from $34.0 million to $40.0 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013, respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated statements of assets and liabilities and the changes in their fair value are included on the consolidated statements of operations.

The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of November 30, 2010, we did not receive any such payments as the LIBOR has not exceeded 8%.  As of November 30, 2010, the total notional amount outstanding for the interest rate caps was $55.8 million with an aggregate fair value of $22,352, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the three months ended November 30, 2010 and November 30, 2009, we recorded $1,366 and $16,754 of unrealized depreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements. For the nine months ended November 30, 2010 and November 30, 2009, we recorded $19,797 of unrealized depreciation and $33,080 of unrealized appreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of November 30, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$31,837	8.0%	Feb 2014	$16
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	6
	Net fair value				$22

The table below summarizes our interest rate cap agreements as of February 28, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$39,184	8.0%	Feb 2014	$30
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12
	Net fair value				$42

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act).  For the three months ended November 30, 2010 and November 30, 2009, we accrued $48,000 and $72,000 for directors’ fees expense, respectively.  For the nine months ended November 30, 2010 and November 30, 2009, we accrued $0.3 million and $0.2 million for directors’ fees expense, respectively. As of November 30, 2010 and February 28, 2010, $48,000 and $54,000 in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2010, we had not issued any common stock to our directors as compensation for their services.

Note 9. Stockholders’ Equity

On May 16, 2006, GSC Group, Inc. capitalized the LLC, by contributing $1,000 in exchange for 67 shares, constituting all of the issued and outstanding shares of the LLC.

On March 20, 2007, the Company issued 95,995.5 and 8,136.2 shares of common stock, priced at $150.00 per share, to GSC Group and certain individual employees of GSC Group, respectively, in exchange for the general partnership interest and a limited partnership interest in GSC Partners CDO III GP, LP, collectively valued at $15.6 million.  At this time, the 6.7 shares owned by GSC Group in the LLC were exchanged for 6.7 shares of the Company.

On March 28, 2007, the Company completed its IPO of 725,000 shares of common stock, priced at $150.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of $7.1 million in underwriter’s discount and commissions, and $1.0 million in offering costs, were $100.7 million.

On November 13, 2009, we declared a dividend of $18.25 per share payable on December 31, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $2.50 per share. Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 of newly issued shares of common stock.

On July 30, 2010, our Manager and its affiliates purchased approximately 990,000 shares of common stock at $15.20 per share. Total proceeds received from this sale were $15.0 million.  See “Note 13. Recapitalization Transaction.”

Note 10. Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the nine months ended November 30, 2010, and November 30, 2009 (dollars in thousands except share and per share amounts):

Basic and diluted	November 30, 2010	November 30, 2009
Net increase (decrease) in net assets from operations	$12,665	$(1,597)
Weighted average common shares outstanding	2,162,832	854,298
Earnings (loss) per common share-basic and diluted	$5.86	$(1.87)

Note 11. Dividend

On November 12, 2010, we declared a dividend of $4.40 per share payable on December 23, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010. The financial statements for the period ended November 30, 2010 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

On November 13, 2009, our board of directors declared a dividend of $18.25 per share payable on December 31, 2009, to common stockholders of record on November 25, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $2.50 per share.

Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

The following tables summarize dividends declared during the nine months ended November 30, 2010 and November 30, 2009 (dollars in thousands except per share amounts):

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	$11,796

Total dividends declared			$4.40	$11,796

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	$15,132

Total dividends declared			$18.25	$15,132

*      Amount per share is calculated based on the number of shares outstanding at the date of declaration. For 2009, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2010 and November 30, 2009:

	November 30, 2010	November 30, 2009
Per share data: (8)
Net asset value at beginning of period	$32.75	$82.03

Net investment income (1)	2.04	5.30
Net realized and unrealized gains and losses on investments and derivatives	3.81	(7.10)
Net increase (decrease) in net assets from operations	5.85	(1.80)

Distributions declared from net investment income	(4.40)	(18.25)
Total distributions to stockholders	(4.40)	(18.25)

Other (5)	(9.25)	(23.95)

Net asset value at end of period	$24.95	$38.03
Net assets at end of period	$81,777,889	$64,343,839
Shares outstanding at end of period	3,277,077	16,940,109

Per share market value at end of period (8)	$17.58	$21.60
Total return based on market value (2)	14.38%	139.7%
Total return based on net asset value (3)	(4.84)%	2.35%

Ratio/Supplemental data: (6)
Ratio of net investment income, before the reversal of deferred incentive fee to average, net assets (4) (7)	3.44%	9.11%
Ratio of operating expenses, before the reversal of deferred incentive fee, to average net assets (4)	13.60%	8.01%
Ratio of incentive management fees to average net assets	2.26%	0.65%
Ratio of credit facility related expenses to average net assets	4.22%	6.41%
Ratio of total expenses, before the reversal of deferred incentive fee, to average net assets (4)	17.82%	15.07%

(1)

Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $0.70 and $4.68 per share for the nine months ended November 30, 2010 and November 30, 2009, respectively.

(2)

Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)

Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. The total return based on net asset value for the nine months ended November 30, 2010 includes the effect of the waiver of deferred incentive fees which equaled (3.83)%. Total investment returns covering less than a full period are not annualized.

(4)

For the nine months ended November 30, 2010, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 2.94%, 14.10%, and 18.32%, respectively. For the nine months ended November 30, 2009, taking into account the impact of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 8.07%, 9.05% and 16.11%, respectively.

(5)	Represents the dilutive effect of the common stock dividend issuance at a price below net asset value per share during the period.

(6)	Ratios are annualized.

(7)	These ratios for the nine months ended November 30, 2010 do not include the effect of the waiver of deferred incentive fees which is (3.83)% on a non-annualized basis as this is a one time waiver.

(8)	November 30, 2009 data has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

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

The Company has reimbursed $630,000 of legal fees to affiliates of our Manager in accordance with the terms of the stock purchase agreement as approved by the board of directors, of which $409,500 has been included in professional fees in the statement of operations, $94,500 have been included in deferred credit facility expenses and are being amortized over the commitment period of the Replacement Facility and $126,000 have been netted against capital in excess of par value.

Note 14. Subsequent Events

On December 29, 2010, we paid a dividend of $4.40 per share to shareholders of record as of the close of business on November 19, 2010. Shareholders had until December 20, 2010 to elect whether to receive the dividend in cash (up to an aggregate maximum cash amount of approximately $1.2 million or approximately 10.0% of the total dividend paid) or in shares of common stock. Due to the original terms of the dividend, shareholders who elected to receive cash received a combination of cash and common stock.

Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010. As previously mentioned in Note 11 the financial statements for the period ended November 30, 2010 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend.

Shareholders who elected to receive the dividend solely in shares of common stock and shareholders who did not make an election received .25 shares of common stock for each share of common stock they owned on the record date. Holders of approximately 47% of the Company’s common stock elected to receive only stock or did not make an election.

Shareholders electing to receive the dividend in all cash, received cash in the amount of $0.8236461 per share or 18.7% of the $4.40 dividend and 0.20 shares of common stock or 81.3% of the total dividend for each share of common stock they owned on the record date. Cash in lieu of fractional shares was issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended August 31, 2010.

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

We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007, and completed our initial public offering on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc.  In connection with the consummation of the recapitalization transaction described below on July 30, 2010, we engaged Saratoga Investment Advisors, LLC (“SIA”) to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

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

While our primary focus is to generate current income and capital appreciation through investments in debt and equity securities of middle market companies, we intend to invest up to 30% of our assets in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

As of November 30, 2010, our portfolio consisted of $91.2 million in investments at fair value and our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD. (“GSCIC CLO”), a collateralized loan obligation fund we manage, which constituted 25.3% of our total investments and, as of November 30, 2010, had a fair value of $23.0 million. We do not expect to manage and purchase all of the equity in another collateralized loan obligation fund transaction in the near future. We may, however, invest in collateralized loan obligation fund securities issued by other investment managers.

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

Significant Developments in Our Business

In July 2010, we consummated a recapitalization transaction that was necessitated by the fact that we had exceeded permissible borrowing limits under our revolving securitized credit facility with Deutsche Bank AG, New York Branch in July 2009, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default under the revolving securitized credit facility, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged thereunder. We engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with SIA and certain of its affiliates and an assignment, assumption and novation agreement with SIA, pursuant to which we assumed certain rights and obligations of SIA under a debt commitment letter SIA received from Madison Capital Funding LLC, indicating Madison Capital Funding’s willingness to provide us with a $40 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P. among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

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

•	our organization;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•

expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;
•	transfer agent and custodial fees;
•	federal and state registration fees;
•	all costs of registration and listing our common stock on any securities exchange;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC);
•	costs of any proxy statements or other notices to stockholders, including printing costs;
•	our fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•

administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarter period ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with SIA and certain of its affiliates described above.

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

•

Under the “catch up” provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to SIA. This will enable SIA to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and SIA will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%. The “catch up” provision shall not be in effect with respect to any period ending on or before December 31, 2010.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview(1)

	At November 30, 2010	At February 28, 2010
	($ in millions)
Number of investments	35	38
Number of portfolio companies	26	27
Average investment size	$1.9	$1.9
Weighted average maturity	2.7 years	2.5 years
Number of industries	18	19
Average investment per portfolio company	$2.6	$2.7
Non-Performing or delinquent investments	$2.0	$18.5
Fixed rate debt (% of interest bearing portfolio)	$27.5 (43.8)%	$33.0 (46.9)%
Weighted average current coupon	11.7%	11.6%
Floating rate debt (% of interest bearing portfolio)	$35.2 (56.2)%	$37.4 (53.1)%
Weighted average current spread over LIBOR	7.2%	7.6%

(1)          Excludes our investment in the subordinated notes of GSCIC CLO and investments in common stock and limited partnership interests which, as of November 30, 2010, constituted 27.7% of our total assets.

During the three months ended November 30, 2010, we made $1.6 million of investments in new or existing portfolio companies, had $6.7 million in aggregate amount of exits and repayments, resulting in net repayments of $5.1 million for the period. During the three months ended November 30, 2009, we made no investments in new or existing portfolio companies and had $5.7 million in aggregate amount of exits and repayments, resulting in net repayments of $5.7 million for the period.

During the nine months ended November 30, 2010, we made $1.6 million of investments in new or existing portfolio companies and had $9.5 million in aggregate amount of exits and repayments, resulting in net repayments of $7.9 million for the period. During the nine months ended November 30, 2009, we made no investments in new or existing portfolio companies and had $10.9 million in aggregate amount of exits and repayments, resulting in net repayments of $10.9 million for the period.

Our portfolio composition based on fair value at November 30, 2010 and February 28, 2010 was as follows:

Portfolio Composition

	At November 30, 2010		At February 28, 2010
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	17.2%	10.1%	18.6%	8.6%
Second lien term loans	21.4	11.7	22.7	8.1
Senior secured notes	26.9	15.2	31.0	11.6
Unsecured notes	3.2	23.5	6.4	12.2
GSCIC CLO subordinated notes	25.3	17.2	18.7	8.3
Equity interests	6.0	N/A	2.6	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	13.4%	100.0%	9.3%

Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at November 30, 2010 and February 28, 2010, was composed of $381.4 and $387.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our quarterly report on Form 10-Q for the quarter ended August 31, 2010 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this quarterly report on Form 10-Q for more information about GSCIC CLO. We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at November 30, 2010, over 96% of the GSCIC CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and four GSCIC CLO portfolio investments were in default. At February 28, 2010, over 92.3% of the GSCIC CLO portfolio investments had a CMR color rating of green or yellow and five GSCIC CLO portfolio investments were in default.

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

The CMR distribution of our investments at November 30, 2010 and February 28, 2010 was as follows:

Portfolio CMR Distribution

	At November 30, 2010		At February 28, 2010*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$26,039	28.5%	$9,479	10.6%
Yellow	9,716	10.7	27,763	31.1
Red	26,923	29.5	33,222	37.2
N/A(1)	28,537	31.3	18,909	21.1
Total	$91,215	100.0%	$89,373	100.0%

(1)          Comprised of our investments in the subordinated notes of GSCIC CLO, equity interests, and limited partnership interests.

*                 CMR distribution at February 28, 2010 was calculated by our prior investment advisor, GSCP (NJ), L.P.

The following table shows the portfolio composition by industry grouping at fair value at November 30, 2010 and February 28, 2010.

Portfolio composition by industry grouping at fair value

	At November 30, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$23,038	25.3%	$16,698	18.7%
Consumer Products	9,841	10.8	7,508	8.4
Packaging	6,434	7.0	9,791	11.0
Healthcare Services	6,725	7.4	7,190	8.0
Electronics	7,810	8.5	6,617	7.4
Manufacturing	7,072	7.8	6,399	7.2
Publishing	5,596	6.1	6,710	7.5
Apparel	5,227	5.7	6,910	7.7
Metals	3,750	4.1	3,794	4.3
Homebuilding	3,157	3.4	3,634	4.1
Natural Resources	2,978	3.3	2,989	3.3
Environmental	2,647	2.9	2,060	2.3
Logistics	2,434	2.7	2,230	2.5
Financial Services	2,317	2.5	984	1.1
Food and Beverage	1,543	1.7	1,697	1.9
Oil and Gas	—	—	1,129	1.2
Education	247	0.3	634	0.7
Building Products	142	0.2	530	0.6
Consumer Services	257	0.3	255	0.3
Printing	—	—	1,614	1.8
Total	$91,215	100.0%	$89,373	100.0%

(1)          Comprised of our investment in the subordinated notes of GSCIC CLO.

The following table shows the portfolio composition by geographic location at fair value at November 30, 2010 and February 28, 2010. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At November 30, 2010		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Other(1)	$23,038	25.3%	$16,698	18.7%
Midwest	22,104	24.2	23,637	26.5
West	17,745	19.5	14,695	16.4
Northeast	11,433	12.5	11,631	13.0
International	9,412	10.3	12,781	14.3
Southeast	7,483	8.2	9,931	11.1
Total	$91,215	100.0%	$89,373	100.0%

(1)          Comprised of our investment in the subordinated notes of GSCIC CLO.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended November 30, 2010 and 2009 are as follows;

	For the three months ended
	November 30, 2010	November 30, 2009
	($ in thousands)
Total investment income	$5,092	$3,530
Total expenses, net	3,157	2,661
Net investment income	1,935	869
Net realized losses	(13,731)	(549)
Net unrealized gains	15,106	8,808
Net increase in net assets resulting from operations	$3,310	$9,128

	For the nine months ended
	November 30, 2010	November 30, 2009
	($ in thousands)
Total investment income	$11,015	$11,980
Total expenses, net	6,596	7,467
Net investment income	4,419	4,513
Net realized losses	(16,280)	(1,580)
Net unrealized gains (losses)	24,526	(4,530)
Net increase (decrease) in net assets resulting from operations	$12,665	$(1,597)

Investment income

The composition of our investment income for the three and nine months ended November 30, 2010 and 2009 was as follows:

Investment Income

	For the three months ended
	November 30, 2010	November 30, 2009
	($ in thousands)
Interest from investments	$4,581	$2,961
Management of GSCIC CLO	509	511
Interest from cash and cash equivalents and other income	2	58
Total	$5,092	$3,530

	For the nine months ended
	November 30, 2010	November 30, 2009
	($ in thousands)
Interest from investments	$9,417	$10,253
Management of GSCIC CLO	1,523	1,549
Interest from cash and cash equivalents and other income	75	178
Total	$11,015	$11,980

For the three months ended November 30, 2010, total investment income increased $1.6 million, or 44.2%, compared to the three months ended November 30, 2009. The increase in total investment income for the three months ended November 30, 2010 versus the three months ended November 30, 2009 that had been reserved again in the prior quarter due to the uncertainty around the restructuring, offset by a smaller total average portfolio.

For the nine months ended November 30, 2010, total investment income decreased $1.0 million, or 8.1%, compared to the nine months ended November 30, 2009. The decline in total investment income for the nine months ended November 30, 2010 versus the nine months ended November 30, 2009 was primarily due to a smaller total average portfolio.

For the three and nine months ended November 30, 2010, total PIK income was $0.3 million and $0.9 million, respectively. For the three and nine months ended November 30, 2009, total PIK income was $0.1 million and $0.7 million, respectively.

Operating Expenses

The composition of our operating expenses for the three and nine months ended November 30, 2010 and 2009 was as follows:

Operating Expenses

	For the three months ended
	November 30, 2010	November 30, 2009
	($ in thousand)
Interest and credit facility expense	$619	$1,126
Base management fees	424	463
Professional fees	381	715
Incentive management fees	1,173	—
Administrator expenses	240	172
Insurance expenses	170	220
Directors fees	48	72
General and administrative expenses	101	65
Total operating expenses before manager waiver and reimbursement	$3,157	$2,833

	For the nine months ended
	November 30, 2010	November 30, 2009
	($ in thousand)
Interest and credit facility expense	$2,188	$3,175
Base management fees	1,259	1,516
Professional fees	3,138	1,397
Incentive management fees	1,173	322
Administrator expenses	569	516
Insurance expenses	537	650
Directors fees	321	217
General and administrative expenses	306	190
Total operating expenses before manager waiver and reimbursement	$9,491	$7,983

For the three months ended November 30, 2010, total operating expenses before manager expense waiver and reimbursement increased $0.03 million, or 11.4%, compared to the three months ended November 30, 2009. For the nine months ended November 30, 2010, total operating expenses before manager expense waiver and reimbursement increased $1.5 million, or 18.9%, compared to the three months ended November 30, 2009.  This increase was primarily attributable to an increase in professional fees related to the recapitalization transaction described in “Note 13. Recapitalization Transaction” offset by a decrease in interest and credit facility expense attributable to a decrease in the amount of our outstanding debt, in each case, in connection with or as a result of the recapitalization transaction described above.  The increase in incentive management fees for the three and nine months ended November 30, 2010 was primarily attributed to an increase in accrued incentive fees related to capital gains.

As discussed above, the decrease in interest and credit facility expense for the three and nine months ended November 30, 2010 is primarily attributable to a decrease in the amount of outstanding debt, during such periods. In this regard, there were outstanding balances under our revolving securitized credit facility with Deutsche Bank of $37.0 million at February 28, 2010 and $33.8 million at May 31, 2010, which were repaid on July 30, 2010 in connection with the recapitalization transaction, including through the use of $20 million of borrowings under the senior secured revolving credit facility with Madison Capital Funding.  Moreover, outstanding balances under our revolving securitized credit facility with Deutsche Bank at November 30, 2009, August 31, 2009, May 31, 2009 and February 28, 2009 were $43.8, $49.9, $57.8 and $59.0 million, respectively.   For the three and nine month periods ended November 30, 2010, the weighted average interest rate on our outstanding indebtedness was 7.50% and 8.72%, respectively, compared to 9.25% and 6.21%  for the same periods in the prior year.

Net Realized Gains/Losses from Investments

For the three months ended November 30, 2010, we had $20.4 million of sales, repayments, exits and restructurings.  We received a $3.9 million paydown on our Terphane Senior Secured Notes and restructured our remaining position into $6.5 million of Senior Secured Notes due 2015. No gain or loss was realized on the repayment or restructuring.  Our $13.7 million investment in the Unsecured Notes of Jason Incorporated was restructured into $2.4 million of Floating Rate Senior Subordinated Notes Due 2015, generating a realized loss of $11.3 million.   Our $4.8 million position in the Bankruptcy Management Solutions Second Lien Term Loan was reduced to $2.4 million and we received common equity valued at approximately $11,000, generating a realized loss of $2.4 million.   The most significant realized gains and losses during the three months ended November 30, 2010 were as follows:

Three months ended November 30, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	$2,406	$(4,793)	$(2,387)
Jason Incorporated	Unsecured Notes	2,354	(13,700)	(11,346)

For the nine months ended November 30, 2010, we had $23.2 million of sales, repayments, exits or restructurings resulting in $16.3 million of net realized losses. The most significant realized gains and losses during the nine months ended November 30, 2010 were as follows:

Nine months ended November 30, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)

Custom Direct, Inc.	First Lien Term Loan	$1,832	$(1,535)	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	(2,002)	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	(1,496)	(994)
Jason Incorporated	Unsecured Notes	2,354	(13,700)	(11,346)
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	2,406	(4,793)	(2,387)

For the three and nine months ended November 30, 2009, we had $0.6 and $1.6 million of net realized losses, respectively.  The most significant gains and losses for the three and nine months ended November 30, 2009 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
	($ in thousands)
Atlantis Plastics Films, Inc.	First Lien Term Loan	$463	$—	$463
Asurion Corporation	First Lien Term Loan	1,930	(1,741)	189
Big Train, Inc.	First Lien Term Loan	439	(351)	88
Blaze Recycling & Metals, LLC	Senior Secured Notes	1,538	(2,495)	(957)
M/C Communications, LLC	First Lien Term Loan	853	(1,675)	(822)
Lyondell Chemical Company	First Lien Term Loan	1,233	(1,644)	(411)

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended November 30, 2010, our investments had a decrease in net unrealized depreciation of $15.1 million versus a decrease in net unrealized depreciation of $8.8 million for the three months ended November 30, 2009. For the nine months ended November 30, 2010, our investments had a decrease in net unrealized depreciation of $24.5 million versus an increase in net unrealized depreciation of $4.6 million for the nine months ended November 30, 2009.  The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2010, were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
			($ in thousands)
GSCIC CLO	Other/Structured Finance Securities	$28,415	$23,038	$(5,377)	$7,158
Targus Holdings, Inc.	Common Stock	567	2,852	2,285	2,614

The $7.2 million net unrealized appreciation in our investment in the GSCIC CLO subordinated notes was due to higher cash flow projections based on an increase in principal balance and an improvement in the Overcollateralization ratios, a decrease in the assumed portfolio default rate (based on better than forecast actual default rates and improved default forecasts), and an improvement in reinvestment assumptions based on current market conditions and projections. In addition, for the nine months ended November 30, 2010, we had approximately $24.5 million of unrealized gains due to the reversal of previously recorded unrealized losses in connection with the restructurings of certain investments, including approximately $12.0 million relating to Jason Incorporated, $2.8 million related to Legacy Cabinets, Inc. and $0.6 million related to Terphane Holdings, Inc.

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended November 30, 2010, changes in the value of our interest rate caps resulted in unrealized depreciation of $1,366 versus an unrealized depreciation of $16,754 for the three months ended November 30, 2009. For the nine months ended November 30, 2010, changes in the value of our interest rate caps resulted in an unrealized depreciation of $19,797 versus an unrealized appreciation of $33,080 million for the nine months ended November 30, 2009. For a more detailed discussion of the interest rate caps, see “Note 7. Interest Rate Cap Agreements” to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Changes in Net Assets from Operations

For the three months ended November 30, 2010, we recorded a net increase in net assets resulting from operations of $3.3 million versus a net increase in net assets resulting from operations of $9.1 million for the three months ended November 30, 2009. The difference is attributable to an increase in realized losses on our investments, offset by an increase in net investment income and an increase in net unrealized appreciation for the three months ended November 30, 2010, as compared to the same period in the prior year. Based on 2,752,914 and 905,171 weighted average common shares outstanding for the three months ended November 30, 2010 and November 30, 2009, our per share net increase in net assets resulting from operations was $1.20 for the three months ended November 30, 2010 versus a per share net increase in net assets from operations of $10.08 for the three months ended November 30, 2009.

For the nine months ended November 30, 2010, we recorded a net increase in net assets resulting from operations of $12.7 million versus a net decrease in net assets resulting from operations of $1.6 million for the nine months ended November 30, 2009. The difference is primarily attributable to a decrease in unrealized depreciation on our investments and an increase in net investment income, partially offset by an increase in realized losses on our investments for the nine months ended November 30, 2010, as compared to the same period in the prior year. Based on 2,162,832 and 854,298 weighted average common shares outstanding for the nine months ended November 30, 2010 and November 30, 2009, our per share net increase in net assets resulting from operations was $5.86 for the nine months ended November 30, 2010 versus a per share net decrease resulting from operations of $1.87 for the nine months ended November 30, 2009.

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

Unfunded Exposure Account.    With respect to revolver or delayed draw loan assets, we are required to set aside in a designated account (the “Unfunded Exposure Account”) 100% of our outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time we acquire a revolver or delayed draw loan asset and request a related borrowing under the Replacement Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and our other funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

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

As of November 30, 2010, we had $15.8 million outstanding under the Replacement Facility.

Our asset coverage ratio, as defined in the 1940 Act, was 250%, 215% and 225% for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively, and 619% as of November 30, 2010.

At November 30, 2010 and February 28, 2010, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At November 30, 2010		At February 28, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$4,572	4.6%	$3,352	3.6%
Cash and cash equivalents, securitization accounts	3,407	3.4	226	0.2
First lien term loans	15,669	15.7	16,653	17.9
Second lien term loans	19,547	19.6	20,267	21.8
Senior secured notes	24,515	24.8	27,742	29.9
Unsecured notes	2,947	3.3	5,690	6.1
Structured finance securities	23,038	23.1	16,698	18.0
Common stock	5,499	5.5	2,323	2.5
Other/limited partnership interests	—	—	—	—
Total	$99,194	100.0%	$92,951	100.0%

On November 12, 2010, our board of directors declared a dividend of $4.40 per share payable on December 29, 2010, to common stockholders of record on November 19, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $1.2 million or $0.44 per share.

Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,265 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

On November 13, 2009, our board of directors declared a dividend of $18.25 per share payable on December 31, 2009, to common stockholders of record on November 25, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $2.50 per share.

Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

On December 8, 2008, our board of directors declared a cash dividend of $2.50 per share payable on December 29, 2008, to common stockholders of record on December 18, 2008.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2010:

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$15,750	$—	$—	$15,750	$—

OFF-BALANCE SHEET ARRANGEMENTS

At November 30, 2010 and February 28, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiary, Saratoga Investment Funding LLC, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

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

SARATOGA INVESTMENT CORP.

Date: January 14, 2011	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary