Form 10-K
period 2011-02-28
SARATOGA INVESTMENT CORP.
filed 2011-05-23
CIK 1377936

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33376

Saratoga Investment Corp.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8700615 (I.R.S. Employer Identification Number)

535 Madison Avenue
New York, New York 10022
(Address of principal executive offices)

(212) 906-7800
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2010 was approximately $39 million based upon a closing price of $18.74 reported for such date by the New York Stock Exchange.

          The number of outstanding common shares of the registrant as of May 23, 2011 was 3,277,077.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report.

NOTE ABOUT REFERENCES

        In this Annual Report on Form 10-K (the "Annual Report"), the "Company," "we," "us" and "our" refer to Saratoga Investment Corp. and its wholly owned subsidiary, Saratoga Investment Funding LLC, unless the context otherwise requires. We refer to Saratoga Investment Advisors LLC, our investment adviser, as "Saratoga Investment Advisors" or the "investment adviser."

NOTE ABOUT FORWARD-LOOKING STATEMENTS

        Some of the statements in this Annual Report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.

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

        For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A "Risk Factors". You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

i

ii

PART I

ITEM 1.    BUSINESS

General

        We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We are externally managed and advised by Saratoga Investment Advisors, a New York-based investment firm affiliated with Saratoga Partners, a leading middle-market private equity investment firm.

        As of February 28, 2011, we had net assets of $86.1 million and investments in 24 portfolio companies and an investment in all of the subordinated notes in one collateralized loan obligation fund with fair value of $22.7 million. The weighted average yield on all of our debt investments including our investment in the subordinated notes in the collateralized loan obligation fund, as of February 28, 2011 was approximately 11.5%. As of February 28, 2011, we held equity investments consisting of common stock, limited partnership interests and warrants to purchase common stock or other equity interests in our portfolio companies with an aggregate fair value of $6.7 million.

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

        While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

        We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing.

        We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 ("Code"). As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

Corporate History and Information

        We commenced operations on March 23, 2007 as GSC Investment Corp. and completed an initial public offering of shares of our common stock on March 28, 2007. From the date we commenced operations until July 30, 2010, we were managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on

July 30, 2010, we engaged Saratoga Investment Advisors to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

        The recapitalization transaction consisted of (i) the private sale of 986,842 shares of our common stock for $15 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates and (ii) the entry into a $40 million senior secured revolving credit facility with Madison Capital Funding LLC. We used the net proceeds from the private sale of shares of our common stock and a portion of the funds available to us under the secured revolving credit facility with Madison Capital Funding LLC to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank AG, New York Branch. Specifically, in July 2009, we had exceeded permissible borrowing limits under the revolving securitized credit facility with Deutsche Bank, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged under the revolving securitized credit facility. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

        Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

        Our investment adviser is led by four principals, Christian L. Oberbeck, Richard A. Petrocelli, Thomas V. Inglesby and Charles G. Phillips, who collectively have over 60 years of experience in leveraged finance. Our investment adviser is affiliated with Saratoga Partners, a leading middle-market private equity investment firm. Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 27-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

        We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors and its affiliate, Saratoga Partners, to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

        We have entered into an investment advisory and management agreement with Saratoga Investment Advisors. The initial term of the investment advisory and management agreement is for two years from its effective date of June 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. Pursuant to the investment advisory and management agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.

        Saratoga Investment Advisors has formed an investment committee to advise and consult with its senior management team with respect to our investment policies, investment portfolio holdings,

financing and leveraging strategies and investment guidelines. We believe that the collective experience of the investment committee members across a variety of fixed income asset classes will benefit us. The investment committee must unanimously approve all investments in excess of $5 million made by us. In addition, all sales of our investments must be approved by three out of four investment committee members.

        We pay Saratoga Investment Advisors a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of our gross assets which includes assets purchased with borrowed funds but excludes cash and cash equivalents. As a result, Saratoga Investment Advisors will benefit as we incur debt or use leverage to purchase assets. Our board of directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur.

        In addition to the base management fee, we pay Saratoga Investment Advisors an incentive fee which consists of two parts. First, we pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which our pre-incentive fee income does not exceed a fixed "hurdle rate" of 1.875% per quarter (7.5% annualized); and

  •
  100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.344%) as the "catch-up." The "catch-up" provision is intended to provide our investment adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our investment adviser was only entitled to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision; and

  •
  20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee net investment income thereafter is allocated to the investment adviser).

        Pre-incentive fee net investment income means interest income, dividend income and other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) earned during the calendar quarter, minus our operating expenses for the quarter.

        The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory and management agreement) and equals 20% of our "incentive fee capital gains," which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the "incentive fee capital gains"

calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

        We have also entered into a separate administration agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The administration agreement has an initial term of two years. Under the administration agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the administration agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors' overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the administration agreement. Notwithstanding the foregoing, the fees to be paid to Saratoga Investment Advisors for the first year of the term of the administration agreement will be capped at $1 million and the existence of a cap, and the determination of a proper cap amount, in the second year of the term will be determined by the mutual agreement of our independent directors and Saratoga Investment Advisors.

Investments

        Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by Moody's Investors Service ("Moody's") and/or Standard & Poor's or, if not rated, would be rated below investment grade if rated. As part of our long-term strategy, we also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this Annual Report, we generally use the term "middle market" to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.

        As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in "qualifying assets," including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, NYSE Amex and The NASDAQ Stock Market), U.S. operating companies with listed securities that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

        While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

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

  Mezzanine debt

        Mezzanine debt usually ranks subordinate in priority of payment to senior debt and is often unsecured. However, mezzanine debt ranks senior to common and preferred equity in a borrowers' capital structure. Mezzanine debt typically has fixed rate interest payments and a stated maturity of six to eight years and does not have fixed amortization schedules.

        In some cases, our debt investments may provide for a portion of the interest payable to be paid-in-kind interest. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

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

  Opportunistic Investments

        Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation funds and debt of middle market companies located outside the United States. In January 2008, we purchased for $30 million all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007 LTD., or "GSCIC CLO," a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 28, 2011, the GSCIC CLO portfolio consisted of $410.2 million in aggregate principal amount of primarily senior secured first lien term loans in 134 obligors with an average obligor exposure of $3.1 million and $19.9 million in uninvested cash. The weighted average maturity of the portfolio is 3.8 years.

  Prospective portfolio company characteristics

        Our investment adviser generally selects portfolio companies with one or more of the following characteristics:

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

  Investment selection

        In managing us, Saratoga Investment Advisors employs the same investment philosophy and portfolio management methodologies used by Saratoga Partners. Through this investment selection process, based on quantitative and qualitative analysis, Saratoga Investment Advisors seeks to identify portfolio companies with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Saratoga Investment Advisors' investment process emphasizes the following:

  •
  bottoms-up, company-specific research and analysis;

  •
  capital preservation, low volatility and minimization of downside risk; and

  •
  investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our investment adviser's investment process generally includes the following steps:

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

  •
  Full analysis. A full analysis includes:

  •
  Business and Industry analysis—a review of the company's business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

  •
  Company analysis—a review of the company's historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

  •
  Structural/security analysis—a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

  •
  Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $5 million made by us. In addition, all sales of our investments must be approved by three out of four investment committee members. The members of our investment committee are Christian L. Oberbeck, Richard A. Petrocelli, Thomas V. Inglesby and Charles G. Phillips.

  Investment structure

        In general, our investment adviser intends to select investments with financial covenants and terms that reduce leverage over time, thereby enhancing credit quality. These methods include:

  •
  maintenance leverage covenants requiring a decreasing ratio of debt to cash flow;

  •
  maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and

  •
  debt incurrence prohibitions, limiting a company's ability to re-lever.

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

  Valuation process

        We carry our investments at fair value, as determined in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in a fair value pricing include the nature and realizable value of any collateral, the portfolio company's ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

        Our investment in the subordinated notes of GSCIC CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for GSCIC CLO's valuation. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows from our investment in GSCIC CLO) to perform a discounted cash flows analysis on expected future cash flows from our investment in GSCIC CLO to determine a valuation for the subordinated notes of GSCIC CLO held by us.

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

  Ongoing relationships with and monitoring of portfolio companies

        Saratoga Investment Advisors will closely monitor each investment we make and, when appropriate, will conduct a regular dialogue with both the management team and other debtholders and seek specifically tailored financial reporting. In addition, in certain circumstances, senior investment professionals of Saratoga Investment Advisors may take board seats or board observation seats.

Distributions

        Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have only paid two dividend distributions (in December 2009 and December 2010) to our stockholders since such time. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

        In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. For the 2010 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2011 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2010, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

        Pursuant to a recent revenue procedure ("Revenue Procedure 2010-12" or "Revenue Procedure") issued by the Internal Revenue Service ("IRS"), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. We may pay dividends in shares of our stock pursuant to the Revenue Procedure in the future.

        In this regard, on November 12, 2010, we declared a dividend of $4.40 per share payable on December 29, 2010. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all stockholders was limited to $1.2 million. Based on stockholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.

Competition

        Our primary competitors in providing financing to private middle market companies include public and private investment funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, please see Part I, Item 1A, "Risk Factors—We operate in a highly competitive market for investment opportunities."

Staffing

        We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the investment advisory and management agreement and the administration agreement. For a discussion of the investment advisory and management agreement, see "Business—Investment Advisory and Management Agreement" below. We reimburse Saratoga Investment Advisors for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. Under the administration agreement, the payments required to be made to the administrator during the first year of the initial term of the agreement will be capped such that the amounts payable to the administrator will not exceed $1.0 million. The existence of a cap, and the determination of a proper cap amount, in the second year of the term will be determined by the mutual agreement of the independent directors, on our behalf, and the administrator.

Investment Advisory and Management Agreement

        Saratoga Investment Advisors serves as our investment adviser. Subject to the overall supervision of our board of directors, Saratoga Investment Advisors manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of an investment advisory and management agreement, Saratoga Investment Advisors:

  •
  determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

  •
  identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

  •
  closes and monitors the investments we make; and

  •
  determines the securities and other assets that we purchase, retain or sell.

        Saratoga Investment Advisors services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities.

  Management Fee and Incentive Fee

        Pursuant to the investment advisory and management agreement with Saratoga Investment Advisors, we pay Saratoga Investment Advisors a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.

        The base management fee is paid quarterly in arrears, and equals 1.75% per annum of our gross assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and calculated at the end of each fiscal quarter based on the average value of our gross assets (other than cash or cash equivalents but including assets purchased with borrowed funds) as of the end of such fiscal quarter and the end of the immediate prior fiscal quarter. Base management fees for any partial month or quarter are appropriately pro-rated.

        The incentive fee has the following two parts:

          The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, is compared to a "hurdle rate" of 1.875% per quarter (7.5% annualized), subject to a "catch up" provision. The base management fee is calculated prior to giving effect to the payment of any incentive fees.

          We pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each fiscal quarter as follows: (A) no incentive fee in any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate; (B) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to Saratoga Investment Advisors; and (C) 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). We refer to the amount specified in clause (B) as the "catch-up." Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, Saratoga Investment Advisors was only entitled to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision. These calculations are appropriately pro-rated when such calculations are applicable for any period of less than three months.

          The following is a graphical representation of the calculation of the income-related portion of the incentive fee subsequent to any period ending after December 31, 2010:

          Quarterly Incentive Fee Based on "Pre-Incentive Fee Net Investment Income"
  Pre-Incentive Fee Net Investment Income
  (expressed as a percentage of the value of net assets)

          Percentage of Pre-Incentive Fee Net Investment
  Income allocated to income-related portion of incentive fee

          The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the investment advisory and management agreement), and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from May 31, 2010. If such amount is positive at the end of such year, then the capital gains fee for such year is equal to 20% of such amount, less the cumulative aggregate amount of capital gains fees paid in all prior years. If such amount is negative, then there is no capital gains fee for such year.

          Under the investment advisory and management agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of net capital gains that arise after May 31, 2010. In addition, the cost basis for computing our realized gains and losses on investments held by us as of May 31, 2010 equals the fair value of such investments as of such date.

Examples of Quarterly Incentive Fee Calculation

  Example 1: Income Related Portion of Incentive Fee(1):

  Assumptions

  •
  Hurdle rate(2) = 1.875%

  •
  Management fee(3) = 0.4375%

  •
  Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.33%

  Alternative 1

  Additional Assumptions

  •
  Investment income (including interest, dividends, fees, etc.) = 1.25%

  •
  Pre-incentive fee net investment income (investment income-(management fee + other expenses)) = 0.4825%

        Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

  Alternative 2

  Additional Assumptions

  •
  Investment income (including interest, dividends, fees, etc.) = 3.0%

  •
  Pre-incentive fee net investment income (investment income-(management fee + other expenses)) = 2.2325%

        Pre-incentive fee net investment income exceeds hurdle rate, but does not fully satisfy the "catch-up" provision, therefore the income related portion of the incentive fee is 0.3575%.

Incentive Fee	=	(100% × (pre-incentive fee net investment income – 1.875%)
	=	100% (2.2325% – 1.875%)
	=	100% (0.3575%)
	=	0.3575%

(1)
The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(2)
Represents 7.5% annualized hurdle rate.

(3)
Represents 1.75% annualized management fee. For the purposes of this example, we have assumed that we have not incurred any indebtedness and that we maintain no cash or cash equivalents.

(4)
The "catch-up" provision is intended to provide our investment adviser with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.344% in any fiscal quarter.

  Alternative 3

  Additional Assumptions

  •
  Investment income (including interest, dividends, fees, etc.) = 3.5%

  •
  Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses) = 2.7325%

        Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100% × pre-incentive fee net investment income (subject to "catch-up")(4)
Incentive fee	=	100% × "catch-up" + (20% × (Pre-incentive fee net investment income – 2.344%))
Catch up	=	2.344% – 1.875%
	=	0.469%
Incentive fee	=	(100% × 0.469%) + (20% × (2.7325% – 2.344%))
	=	0.469% + (20% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

Example 2: Capital Gains Portion of Incentive Fee:

  Alternative 1:

  Assumptions(1)

  •
  Year 1: $20 million investment made in Company A ("Investment A"), and $30 million investment made in Company B ("Investment B")

  •
  Year 2: Investment A is sold for $50 million and fair market value ("FMV") of Investment B determined to be $32 million

  •
  Year 3: FMV of Investment B determined to be $25 million

  •
  Year 4: Investment B sold for $31 million

        The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

  •
  Year 1: None

  •
  Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

  •
  Year 3: None; $5 million (20% multiplied by ($30 million realized cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (capital gains incentive fee paid in Year 2)

  •
  Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (capital gains incentive fee paid in Year 2)

  Alternative 2

  Assumptions(1)

  •
  Year 1: $20 million investment made in Company A ("Investment A"), $30 million investment made in Company B ("Investment B") and $25 million investment made in Company C ("Investment C")

  •
  Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

  •
  Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

  •
  Year 4: FMV of Investment B determined to be $35 million

  •
  Year 5: Investment B sold for $20 million

        The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

  •
  Year 1: None

  •
  Year 2: $5 million (20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))

  •
  Year 3: $1.4 million ($6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million (capital gains incentive fee paid in Year 2))

  •
  Year 4: None

  •
  Year 5: None ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

(1)
The examples assume that Investment A and Investment B were acquired by us subsequent to May 31, 2010. If Investment A and B were acquired by us prior to May 31, 2010, then the cost basis for computing our realized gains and losses on such investments would equal the fair value of such investments as of May 31, 2010.

        The investment advisory and management agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010.

        In approving this agreement, the directors considered, among other things, (i) the nature, extent and quality of the advisory and other services to be provided to us by Saratoga Investment Advisors; (ii) our investment performance and the investment performance of Saratoga Investment Advisors; (iii) the expected costs of the services to be provided by Saratoga Investment Advisors (including management fees, advisory fees and expense ratios) and the profits expected to be realized by Saratoga Investment Advisors; (iv) the limited potential for economies of scale in investment management associated with managing us; and (v) Saratoga Investment Advisors estimated pro forma profitability with respect to managing us.

        The investment advisory and management agreement will continue in effect for a period of two years from its effective date, and if not sooner terminated, will continue in effect for a successive period of 12 months thereafter, provided that each continuance is specifically approved at least annually by both (i) the vote of a majority of the board members or the vote of a majority of our outstanding voting securities (as such term is defined in the 1940 Act) and (ii) the vote of a majority of the board members who are not parties to the investment advisory and management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. The investment advisory and management agreement may be terminated as a whole at any time by us, without the payment of any penalty, upon the vote of a majority of the board members or a majority of our outstanding voting securities or by Saratoga Investment Advisors, on 60 days' written notice by either party to the other, which notice may be waived by the non-terminating party.

  Payment of our expenses

        The investment advisory and management agreement provides that all investment professionals of Saratoga Investment Advisors and its staff, when and to the extent engaged in providing investment advisory services required to be provided by Saratoga Investment Advisors, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by Saratoga Investment Advisors and not by us.

        We will bear all costs and expenses of our operations and transactions, including those relating to:

  •
  our organization;

  •
  calculating our net asset value (including the cost and expenses of any independent valuation firm);

  •
  expenses incurred by Saratoga Investment Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

  •
  interest payable on debt, if any, incurred to finance our investments;

  •
  offerings of our common stock and other securities;

  •
  investment advisory and management fees;

  •
  fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

  •
  transfer agent and custodial fees;

  •
  federal and state registration fees;

  •
  all costs of registration and listing our common stock on any securities exchange;

  •
  federal, state and local taxes;

  •
  independent directors' fees and expenses;

  •
  costs of preparing and filing reports or other documents required by governmental bodies (including the SEC);

  •
  costs of any reports, proxy statements or other notices to common stockholders including printing costs;

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

  Duration and Termination

        The investment advisory and management agreement will remain in effect continuously, unless terminated under the termination provisions of the agreement. The investment advisory and management agreement provides that it may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by Saratoga Investment Advisors.

        The investment advisory and management agreement will, unless terminated as described above, continue until the second anniversary of its effective date and will continue in effect from year to year thereafter so long as it is approved at least annually by (i) the vote of the board of directors, or by the vote of stockholders holding a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not parties to the investment advisory and management agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to such agreement, in accordance with the requirements of the 1940 Act.

  Indemnification

        Under the investment advisory and management agreement, Saratoga Investment Advisors and certain of its affiliates are not liable to us for any action taken or omitted to be taken by Saratoga Investment Advisors in connection with the performance of any of its duties or obligations under the agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services and except to the extent such action or omission constitutes gross negligence, willful misfeasance, bad faith or reckless disregard of its duties and obligations under the agreement.

        We also provide indemnification to Saratoga Investment Advisors and certain of its affiliates for damages, liabilities, costs and expenses incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of its duties or obligations under the agreement or otherwise as an investment adviser to us. However, we would not provide indemnification against any liability to us or our security holders to which Saratoga Investment Advisors or such affiliates would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any such person's duties or by reason of the reckless disregard of its duties and obligations under the agreement.

  Organization of the Investment Adviser

        Saratoga Investment Advisors is registered as an investment adviser under the Advisers Act. The principal executive offices of Saratoga Investment Advisors are located at 535 Madison Avenue, New York, New York 10022.

Administration Agreement

        Pursuant to a separate administration agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. The administration agreement has an initial two year term commencing on July 30, 2010. Under the administration agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement equal to an amount based upon our allocable portion of our administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the administration agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. Under the administration agreement, the payments required to be made to the administrator with respect to any fiscal quarter during the first year of the initial term of the agreement will be capped such that the amounts payable to the administrator, together with all of our other operating expenses, will not exceed $1.0 million. The existence of a cap, and the determination of a proper cap amount, in the second year of the term will be determined by the mutual agreement of the independent directors, on our behalf, and the administrator. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

  Indemnification

        Under the administration agreement, Saratoga Investment Advisors and certain of its affiliates are not liable to us for any action taken or omitted to be taken by Saratoga Investment Advisors in connection with the performance of any of its duties or obligations under the agreement.

        We also provide indemnification to Saratoga Investment Advisors and certain of its affiliates for damages, liabilities, costs and expenses incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of its duties or obligations under the agreement or otherwise as an administrator to us. However, we do not provide indemnification against any liability to us or our security holders to which Saratoga Investment Advisors or such affiliates would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any such person's duties or by reason of the reckless disregard of its duties and obligations under the agreement.

License Agreement

        We entered into a trademark license agreement with Saratoga Investment Advisors, pursuant to which Saratoga Investment Advisors grants us a non-exclusive, royalty-free license to use the name "Saratoga." Under this agreement, we have a right to use the "Saratoga" name, for so long as Saratoga Investment Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "Saratoga" name. Saratoga Investment Advisors has the right to terminate the license agreement if it is no longer acting as our investment adviser. In the event the investment advisory and management agreement is terminated, we would be required to change our name to eliminate the use of the name "Saratoga."

Regulation

        We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's stock present at a meeting if more than 50% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50% of the outstanding stock of such company.

  Qualifying assets

        Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are the following:

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

      (iii)
      is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

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

  Managerial assistance to portfolio companies

        As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate administration agreement, our investment adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company's overall stage of development and our relative position in the capital structure. We may receive fees for these services.

        In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under "—Qualifying assets." However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

  Temporary investments

        As a BDC, pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

  Indebtedness and senior securities

        As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

  Common stock

        We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

  Code of ethics

        As a BDC, we and Saratoga Investment Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

  Proxy voting policies and procedures

        SEC registered investment advisers that have the authority to vote (client) proxies (which authority may be implied from a general grant of investment discretion) are required to adopt policies and procedures reasonably designed to ensure that the adviser votes proxies in the best interests of its clients. Registered investment advisers also must maintain certain records on proxy voting. In most cases, we will invest in securities that do not generally entitle us to voting rights in our portfolio companies. When we do have voting rights, we will delegate the exercise of such rights to our investment adviser.

        Saratoga Investment Advisors has particular proxy voting policies and procedures in place. In determining how to vote, officers of Saratoga Investment Advisors will consult with each other, taking into account our interests and the interests of our investors, as well as any potential conflicts of interest. Saratoga Investment Advisors will consult with legal counsel to identify potential conflicts of interest. Where a potential conflict of interest exists, Saratoga Investment Advisors may, if it so elects, resolve it by following the recommendation of a disinterested third party, by seeking the direction of our independent directors or, in extreme cases, by abstaining from voting. While Saratoga Investment Advisors may retain an outside service to provide voting recommendations and to assist in analyzing votes, it will not delegate its voting authority to any third party.

        An officer of Saratoga Investment Advisors will keep a written record of how all such proxies are voted. It will retain records of (1) proxy voting policies and procedures, (2) all proxy statements received (or it may rely on proxy statements filed on the SEC's EDGAR system in lieu thereof), (3) all votes cast, (4) investor requests for voting information, and (5) any specific documents prepared or received in connection with a decision on a proxy vote. If it uses an outside service, Saratoga Investment Advisors may rely on such service to maintain copies of proxy statements and records, so long as such service will provide a copy of such documents promptly upon request.

        Saratoga Investment Advisors' proxy voting policies are not exhaustive and are designed to be responsive to the wide range of issues that may be subject to a proxy vote. In general, Saratoga Investment Advisors will vote our proxies in accordance with these guidelines unless: (1) it has determined otherwise due to the specific and unusual facts and circumstances with respect to a particular vote, (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) it finds it necessary to vote contrary to its general guidelines to maximize stockholder value or our best interests.

        In reviewing proxy issues, Saratoga Investment Advisors generally will use the following guidelines:

        Elections of Directors:    In general, Saratoga Investment Advisors will vote in favor of the management-proposed slate of directors. If there is a proxy fight for seats on a portfolio company's board of directors, or Saratoga Investment Advisors determines that there are other compelling reasons for withholding our vote, it will determine the appropriate vote on the matter. It may withhold votes for directors that fail to act on key issues, such as failure to: (1) implement proposals to declassify a board, (2) implement a majority vote requirement, (3) submit a rights plan to a stockholder vote or (4) act on tender offers where a majority of stockholders have tendered their shares. Finally, Saratoga Investment Advisors may withhold votes for directors of non-U.S. issuers where there is insufficient information about the nominees disclosed in the proxy statement.

        Appointment of Auditors:    We believe that a portfolio company remains in the best position to choose its independent auditors and Saratoga Investment Advisors will generally support management's recommendation in this regard.

        Changes in Capital Structure:    Changes in a portfolio company's organizational documents may be required by state or federal regulation. In general, Saratoga Investment Advisors will cast our votes in accordance with the management on such proposals. However, Saratoga Investment Advisors will consider carefully any proposal regarding a change in corporate structure that is not required by state or federal regulation.

        Corporate Restructurings, Mergers and Acquisitions:    We believe proxy votes dealing with corporate reorganizations are an extension of the investment decision. Accordingly, Saratoga Investment Advisors will analyze such proposals on a case-by-case basis and vote in accordance with its perception of our interests.

        Proposals Affecting Stockholder Rights:    We will generally vote in favor of proposals that give stockholders a greater voice in the affairs of a portfolio company and oppose any measure that seeks to limit such rights. However, when analyzing such proposals, Saratoga Investment Advisors will balance the financial impact of the proposal against any impairment of stockholder rights as well as of our investment in the portfolio company.

        Corporate Governance:    We recognize the importance of good corporate governance. Accordingly, Saratoga Investment Advisors will generally favor proposals that promote transparency and accountability within a portfolio company.

        Anti-Takeover Measures:    Saratoga Investment Advisors will evaluate, on a case-by-case basis, any proposals regarding anti-takeover measures to determine the measure's likely effect on stockholder value dilution.

        Share Splits:    Saratoga Investment Advisors will generally vote with management on share split matters.

        Limited Liability of Directors:    Saratoga Investment Advisors will generally vote with management on matters that could adversely affect the limited liability of directors.

        Social and Corporate Responsibility:    Saratoga Investment Advisors will review proposals related to social, political and environmental issues to determine whether they may adversely affect stockholder value. It may abstain from voting on such proposals where they do not have a readily determinable financial impact on stockholder value.

  Privacy principles

        We are committed to protecting the privacy of our stockholders. The following explains the privacy policies of Saratoga Investment Corp., Saratoga Investment Advisors and their affiliated companies.

        We will safeguard, according to strict standards of security and confidentiality, all information we receive about our stockholders. The only information we collect from stockholders is the holder's name, address, number of shares and social security number. This information is used only so that we can send annual reports and other information about us to the stockholder, and send the stockholder proxy statements or other information required by law.

        We do not share this information with any non-affiliated third party except as described below.

  •
  Authorized Employees of Saratoga Investment Advisors.  It is our policy that only authorized employees of Saratoga Investment Advisors who need to know a stockholder's personal information will have access to it.

  •
  Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing a stockholder's trades, and mailing a stockholder information. These companies are required to protect our stockholders' information and use it solely for the purpose for which they received it.

  •
  Courts and Government Officials.  If required by law, we may disclose a stockholder's personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

  Compliance with applicable laws

        As a BDC, we will be periodically examined by the SEC for compliance with the 1940 Act.

        We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

        We and Saratoga Investment Advisors are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

  Co-investment

        We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by Saratoga Investment Advisors or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no-action relief permitting for purchases of a single class of privately-placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, currently we only expect to co-invest on a concurrent basis with affiliates of Saratoga Investment Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

        We may in the future submit an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with affiliates of Saratoga Investment Advisors where such investment is consistent with the investment objective, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors applicable to us. However, there is no assurance that any application for exemptive relief, if made, would be granted by the SEC.

Available Information

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the "Exchange Act"). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.saratogainvestmentcorp.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

        The broader economic fundamentals of the United States economy remain uncertain. Unemployment levels remain elevated and other economic fundamentals remain depressed. In the event that the United States economic performance contracts, it is likely that the financial results of middle market companies, like those in which we invest, could experience deterioration or limited growth, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions, which could also have a negative impact on our future results.

        Although we have been able to secure access to additional liquidity, the potential for volatility in the debt and in the equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Saratoga Investment Advisors has a limited history of managing a BDC or a RIC.

        The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the principals of Saratoga Investment Advisors. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material.

        Saratoga Investment Advisors has been our investment adviser since July 30, 2010. Prior to that time, Saratoga Investment Advisors did not have any prior experience managing a BDC or RIC and its lack of experience in managing a portfolio of assets under the constraints imposed by the 1940 Act and the Code on a BDC and a RIC, respectively, may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

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

Under the terms of the investment advisory and management agreement, we may have to pay incentive fees to Saratoga Investment Advisors in connection with the sale of an investment that is sold at a price higher than the fair value of such investment on May 31, 2010, even if we incur a loss on the sale of such investment.

        Incentive fees on capital gains paid to Saratoga Investment Advisors under the investment advisory and management agreement equals 20% of our "incentive fee capital gains," which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the investment advisory and management agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of the incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. As a result, we may be required to pay incentive fees to Saratoga Investment Advisors on the sale of an investment even if we incur a realized loss on such investment, so long as the investment is sold for an amount greater than its fair value as of May 31, 2010.

The way in which the base management and incentive fees under the investment advisory and management agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our stockholders' best interests.

        The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Moreover, we pay Saratoga Investment Advisors a base management fee based on our total assets, including any investments made with borrowings, which may create an incentive for it to cause us to incur more leverage than is prudent, or not to repay our outstanding indebtedness when it may be advantageous for us to do so, in order to maximize its compensation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.

        The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment's term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a "claw back" right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and may thereby reduce such period's incentive fee payment.

        In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased.

        Moreover, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

        Our board of directors will seek to ensure that Saratoga Investment Advisors is acting in the best interests of our stockholders and that any conflict of interest faced by Saratoga Investment Advisors in its capacity as our investment adviser does not negatively impact us.

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

  •
  Subordination to lenders' superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds are distributed to our shareholders.

Saratoga Investment Advisors' liability is limited under the investment advisory and management agreement and we will indemnify Saratoga Investments Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

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

        Our executive officers and directors, and the members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Christian L. Oberbeck, our chief executive officer and managing member of our investment adviser, is the managing partner of Saratoga Partners, a middle-market private equity investment firm. In addition, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser will face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and investment adviser, and the members of our investment adviser.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

        We may distribute taxable dividends that are payable in part in our stock. For example, on November 12, 2010, our board of directors declared a dividend of $4.40 per share to shareholders payable in cash or shares of our common stock, in accordance with the provisions of the IRS Revenue Procedure 2010-12, which allows a publicly-traded RIC to satisfy its distribution requirements with a distribution paid partly in common stock provided that at least 10% of the distribution is payable in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

        We have indebtedness outstanding under the senior secured revolving credit facility we have with Madison Capital Funding and we may issue debt securities or preferred stock, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which could prohibit us from paying dividends and prevent us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

        If we fail to qualify as a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we fail to qualify as a RIC.

        We seek to maintain our qualification as a RIC under the Code, which requires us to qualify continuously as a BDC and meet certain source of income, distribution and asset diversification requirements.

        The source of income requirement is satisfied if we derive at least 90% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in "qualified publicly traded partnerships," as defined in the Code.

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

        In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

        While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. Also, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash in respect of such income.

        For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, we may on occasion hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. For the year ended February 28, 2011, we received PIK income of $1.1 million. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

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

        We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or investment adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

        We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than we originally anticipated, which may impact our return on these investments.

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

        We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our financial condition and results of operation depend on our ability to manage future investments effectively.

        Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on Saratoga Investment Advisors' ability to identify, invest in and monitor companies that meet our investment criteria.

        Accomplishing this result on a cost-effective basis is largely a function of Saratoga Investment Advisors' structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the officers and employees of Saratoga Investment Advisors have substantial responsibilities in connection with their roles at Saratoga Partners as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Saratoga Investment Advisors may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of Saratoga Investment Advisors. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition

We are exposed to risks associated with changes in interest rates.

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

        A large percentage of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors. Where appropriate, our board of directors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

        We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

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

        Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.

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

        Certain debt instruments may contain call or redemption provisions which would allow the issuer thereof to prepay principal prior to the debt instrument's stated maturity. This is known as prepayment risk. Prepayment risk is greater during a falling interest rate environment as issuers can reduce their cost of capital by refinancing higher interest debt instruments with lower interest debt instruments. An issuer may also elect to refinance their debt instruments with lower interest debt instruments if the credit standing of the issuer improves. To the extent debt securities in our portfolio are called or redeemed, we may receive less than we paid for such security and we may be forced to reinvest in lower yielding securities or debt securities of issuers of lower credit quality.

Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.

        At February 28, 2011, our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, had a fair value of $22.7 million and constituted 28.4% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2011, was composed of $410.2 million in aggregate principal amount of primarily senior secured first lien term loans and $19.9 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of GSC Investment Corp. CLO 2007 LTD decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSC Investment Corp. CLO 2007 LTD. and interest on the debt issued by GSC Investment Corp. CLO 2007 LTD. before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSC Investment Corp. CLO 2007 LTD. and for reinvestment or repayment of GSC Investment Corp. CLO 2007 LTD. debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee for acting as the collateral manager of GSC Investment Corp. CLO 2007 LTD. is subordinated to the payment of interest and principal on GSC Investment Corp. CLO 2007 LTD. debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

        As the manager of the portfolio of GSC Investment Corp. CLO 2007 LTD., we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by GSC Investment Corp. CLO 2007 LTD., which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of the portfolio is also subject to many of the same risks sets forth in this Annual Report with respect to portfolio investments in leveraged loans.

Available information about privately held companies is limited.

        We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

        If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we actually render significant managerial assistance.

Investments in equity securities involve a substantial degree of risk.

        We purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long-term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly under performed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including:

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

        Although there are limitations on our ability to invest in foreign debt, we may, from time to time, invest in debt of foreign companies, including the debt of emerging market issuers. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments in the debt of emerging market issuers may subject us to additional risks such as inflation, wage and price controls, and the imposition of trade barriers. Furthermore, economic conditions in emerging market countries are, to some extent, influenced by economic and securities market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reaction to developments in one country can have effects on the debt of issuers in other countries.

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

        Substantially all of our debt investments hold a non-investment grade rating by Moody's and/or Standard & Poor's or, where not rated by any rating agency, would be below investment grade, if rated. A below investment grade rating means that, in the rating agency's view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We also invest in debt that defers or pays paid-in-kind interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

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

  •
  shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

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

  •
  changes in regulatory policies, accounting pronouncements or tax rules, particularly with respect to RICs or BDCs;

  •
  loss of RIC qualification;

  •
  changes in the value of our portfolio of investments;

  •
  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  •
  departure of any of Saratoga Investment Advisors' key personnel;

  •
  operating performance of companies comparable to us;

  •
  general economic trends and other external factors; and

  •
  loss of a major funding source.

Provisions of our governing documents and the Maryland General Corporation Law could deter future takeover attempts and have an adverse impact on the price of our common stock.

        We are governed by our charter and bylaws, which we refer to as our "governing documents."

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

        Our board of directors is authorized to create and issue new series of shares, to classify or reclassify any unissued shares of stock into one or more classes or series, including preferred stock and, without stockholder approval, to amend our charter to increase or decrease the number of shares of stock that we have authority to issue, which could have the effect of diluting a stockholder's ownership interest. Prior to the issuance of shares of stock of each class or series, including any reclassified series, our board of directors is required by our governing documents to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of shares of stock.

        Our governing documents also provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

  •
  The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

  •
  The Maryland Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties important to our operations, however, an affiliate of our investment adviser leases office space for our executive offices at 535 Madison Avenue, New York, New York 10022.

Item 3.    Legal Proceedings

        Neither we nor Saratoga Investment Advisors are currently subject to any material legal proceedings.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

        Our common stock is traded on the New York Stock Exchange under the symbol "SAR." Prior to July 30, 2010, our common stock traded on the New York Stock Exchange under the symbol "GNV." The following table sets forth, for the two most recent fiscal years and the current fiscal year, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange, the sales price as a percentage of our net asset value ("NAV") and the dividends declared by us for each fiscal quarter. The Net asset value per share and high and low sales prices listed below reflect the 1:10 reverse stock split that occurred on August 12, 2010.

Year ended February 28, 2010	NAV(1)	High	Low
First Quarter	$88.50	$39.50	$15.00
Second Quarter	$69.10	$34.90	$20.90
Third Quarter	$37.98	$37.10	$17.00
Fourth Quarter	$32.75	$20.90	$14.20

Year ended February 28, 2011	NAV(1)	High	Low
First Quarter	$34.32	$25.50	$17.00
Second Quarter	$29.71	$20.40	$14.40
Third Quarter	$24.95	$22.66	$17.14
Fourth Quarter	$26.26	$21.68	$17.23

			Price Range
Year ended February 29, 2012	NAV(1)		High	Low
First Quarter through May 16, 2011	$	*	$22.50	$20.37

*
Not determinable at the time of filing.

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

Holders

        The last reported price for our common stock on May 16, 2011 was $20.90 per share. As of May 16, 2011, there were 31 holders of record of our common stock.

Dividend Policy

        The following table summaries our dividends or distributions declared during fiscal 2009, 2010 and 2011:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.400

Total Dividends Declared for Fiscal 2011			$4.400

        Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have only made two dividend distributions (in December 2010 and 2009) to our stockholders since such time. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

        Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders' interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors has determined not to pay any dividends at this time.

        In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. For the 2010 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2011 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2011, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

        Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), or the Revenue Procedure, issued by the Internal Revenue Service, or IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. We may pay dividends in shares of our stock pursuant to the Revenue Procedure in the future.

        In this regard, on November 12, 2010, we declared a dividend of $4.40 per share which was paid on December 29, 2010. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that at least 10% of the distribution is payable in cash. Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

        In addition, on November 13, 2009, we declared a dividend of $18.25 per share payable on December 31, 2009. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all stockholders was limited to $2.1 million or $0.25 per share. Based on stockholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.

Performance Graph

        The following graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2011. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

        The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

        Not applicable.

Issuer purchases of equity securities

        We did not purchase any shares of our common stock in the open market during the year ended February 28, 2011.

Item 6.    Selected Financial Data

        As of February 28, 2007, the Company (including its predecessors) had not yet commenced operations. The following selected financial and other data for the years ended February 28, 2011, 2010, 2009 and 2008 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 SARATOGA INVESTMENT CORP.
SELECTED FINANCIAL DATA
(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Income Statement Data:
Interest and related portfolio income:
Interest	$12,050	$13,324	$21,142	$20,744
Management fee and other income	2,123	2,293	2,245	642

Total interest and related portfolio income	14,173	15,617	23,387	21,386

Expenses:
Interest and credit facility financing expenses	2,612	4,096	2,605	5,031
Base management and incentive management fees(1)	3,514	2,278	4,432	3,650
Administrator expenses	810	671	961	892
Administrative and other	4,882	3,502	2,433	2,766
Expense reimbursement	(2,894)	(671)	(1,010)	(1,789)

Total operating expenses after reimbursements	8,924	9,876	9,421	10,550

Net investment income before income taxes	5,249	5,741	13,966	10,836
Income tax expenses, including excise tax	—	(27)	(140)	(89)

Net investment income	5,249	5,714	13,826	10,747

Realized and unrealized gain (loss) on investments and derivatives
Net realized gain (loss)	(24,684)	(6,654)	(7,143)	3,908
Net change in unrealized loss	36,393	(9,523)	(27,998)	(20,106)

Total net gain (loss)	11,709	(16,177)	(35,141)	(16,198)

Net increase/(decrease) in net assets resulting from operations	$16,958	$(10,463)	$(21,315)	$(5,451)

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Per Share:
Earnings (loss) per common share—basic and diluted(2)	$6.96	$(9.90)	$(25.70)	$(7.00)
Net investment income per share—basic and diluted(2)	$2.15	$5.40	$16.70	$13.80
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$4.81	$(15.20)	$(42.40)	$(20.80)
Dividends declared per common share(3)	$4.40	$18.30	$10.30	$15.50
Statement of Assets and Liabilities Data:
Investment assets at fair value	$80,025	$89,373	$118,912	$172,837
Total assets	98,769	96,935	130,662	192,842
Total debt outstanding	4,500	36,992	58,995	78,450
Stockholders' equity	86,071	55,478	68,014	97,869
Net asset value per common share	$26.26	$32.70	$82.00	$118.00
Common shares outstanding at end of year	3,277,077	16,940,109	8,291,384	8,291,384
Other Data:
Investments funded	$9,014	$—	$28,260	$314,003
Principal collections related to investment repayments or sales	$31,975	$15,185	$49,195	$141,772
Number of investments at year end	34	41	45	46
Weighted average yield of income producing debt investments—Non-control/non-affiliate	11.1%	9.6%	9.7%	10.7%
Weighted average yield on income producing debt investments—Control	15.8%	8.3%	12.2%	8.2%

(1)
See note 6 in consolidated financial statements.

(2)
For the years ended February 28, 2011, 2010, 2009 and 2008 amounts are calculated using weighted average common shares outstanding of 2,437,577, 1,061,351, 829,138 and 776,196, respectively.

(3)
Based on 2.7 million common shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A "Risk Factors" and "Note about Forward-Looking Statements" appearing elsewhere herein.

Overview

        We are a Maryland corporation that has elected to be treated as a BDC. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, both through direct lending and through participation in loan syndicates. We may also invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. We have elected and qualified to be treated as a RIC under subchapter M of the Code.

  Corporate History and Recent Developments

        We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed an initial public offering of shares of common stock on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, we engaged Saratoga Investment Advisors to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

        The recapitalization transaction was necessitated by the fact that we had exceeded permissible borrowing limits under our revolving securitized credit facility with Deutsche Bank AG, New York Branch in July 2009, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default under the revolving securitized credit facility, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged thereunder.

        As a result of the event of default, the auditors of GSC Investment Corp. (now known as Saratoga Investment Corp.) included in their audit report dated May 27, 2010 that there was substantial doubt about GSC Investment Corp.'s ability to continue as a going concern. In light of the event of default under the revolving securitized credit facility, we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates and an assignment, assumption and novation agreement with Saratoga Investment Advisors, pursuant to which we assumed certain rights and obligations of Saratoga Investment Advisors under a debt commitment letter Saratoga Investment Advisors received from Madison Capital Funding LLC, indicating Madison Capital Funding's willingness to provide us with a $40 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

        On July 30, 2010, the transactions contemplated by the stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates were completed, and included the following actions:

  •
  the private sale of 986,842 shares of our common stock for $15 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates;

  •
  the closing of the $40 million senior secured revolving credit facility with Madison Capital Funding;

  •
  the execution of a registration rights agreement with the investors in the private sale transaction, pursuant to which, among other things, we agreed to file a registration statement with the SEC to register for resale the shares of our common stock sold in the private sale transaction, including any shares of common stock issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event relating thereto, and to use commercially reasonable efforts to cause such registration statement to be declared effective within 90 days after the date on which the registration statement was initially filed with the SEC;

  •
  the execution of a trademark license agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors granted us a non-exclusive, royalty-free license to use the "Saratoga" name, for so long as Saratoga Investment Advisors or one of its affiliates remains our investment adviser; and

  •
  replacing GSCP (NJ), L.P. as our investment adviser and administrator with Saratoga Investment Advisors by executing an investment advisory and management agreement, which was approved by our stockholders, and an administration agreement with Saratoga Investment Advisors;

  •
  the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the board of directors and the election of Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of Saratoga Investment Advisors, as members of the board of directors;

  •
  the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and president and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

  •
  our name change from "GSC Investment Corp." to "Saratoga Investment Corp."

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

        On August 12, 2010, we effected a one-for-ten reverse stock split of our outstanding common stock. As a result of the reverse stock split, every ten shares of our common stock were converted into one share of our common stock. Any fractional shares received as a result of the reverse stock split were redeemed for cash. The total cash payment in lieu of shares was $230. Immediately after the reverse stock split, we had 2,680,842 shares of our common stock outstanding.

  Revenues

        We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of leveraged loans or mezzanine debt, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases, our debt investments may provide for a portion of the interest to be paid-in-kind ("PIK"). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity securities that pay dividends on a current basis.

        Pursuant to an agreement with our former investment adviser, GSCP (NJ), L.P., entered into on October 17, 2006, prior to becoming a BDC, we acquired the right to act as investment adviser to GSC Partners CDO Fund III Limited, a collateralized debt obligation fund which we refer to as "CDO Fund III," and collect the management fees related thereto from March 20, 2007 until the liquidation of the CDO Fund III assets. We paid GSCP (NJ), L.P. a fair market price of $0.1 million for the right to act as investment adviser to CDO Fund III.

        On January 22, 2008, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund which we refer to as "GSCIC CLO," pursuant to which we act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO's assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%.

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

  Expenses

        Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator's overhead. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

  •
  federal, state and local taxes;

  •
  independent directors' fees and expenses;

  •
  costs of preparing and filing reports or other documents required by governmental bodies (including the SEC);

  •
  costs of any reports, proxy statements or other notices to common stockholders including printing costs;

  •
  our fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

  •
  direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

  •
  administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator's overhead in performing its obligations under an administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

        We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarters ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us; of which $0.3 million has been paid by us. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this prospectus.

        The terms of the investment advisory and management agreement with Saratoga Investment Advisors, our current investment adviser, are substantially similar to the terms of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

  •
  The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to Saratoga Investment Advisors and, as a result, Saratoga Investment Advisors will be entitled to 20% of net gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

  •
  Under the "catch up" provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors. This will enable Saratoga Investment Advisors to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga Investment Advisors will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%.

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

        From the commencement of operations until March 23, 2008, GSCP (NJ), L.P., our former investment adviser and administrator, was reimbursed by us for providing us administrative services for operating expenses to the extent that our total annual operating expenses (other than investment advisory and management fees and interest and credit facility expenses) exceeded an amount equal to 1.55% of our net assets attributable to common stock. Subsequently, the amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million.

Portfolio and investment activity

Corporate Debt Portfolio Overview(1)

	At February 28, 2011		At February 28, 2010		At February 28, 2009
	($ in millions)
Number of investments	34		38		42
Number of portfolio companies	24		27		35
Average investment size	$1.7		$1.9		$2.3
Weighted average maturity	3.1	yrs	2.5	yrs	3.8	yrs
Number of industries	16		19		22
Average investment per portfolio company	$2.5		$2.7		$2.8
Non-performing or delinquent investments	$0.0		$18.5		$0.4
Fixed rate debt (% of interest bearing portfolio)	$9.4(18.6)%		$33.0(46.9)%		$40.3(41.8)%
Weighted average current coupon	13.8%		11.6%		11.7%
Floating rate debt (% of interest bearing portfolio)	$41.1(81.4)%		$37.4(53.1)%		$56.2(58.2)%
Weighted average current spread over LIBOR	5.6%		7.6%		5.9%

(1)
Excludes our investment in the subordinated notes of GSCIC CLO and investments in common stocks and limited partnership interests.

        During the fiscal year ended February 28, 2011, we made $9.0 million investments in new or existing portfolio companies and had $32.0 million in aggregate amount of exits and repayments resulting in net repayments of $23.0 million for the year.

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

        Our portfolio composition at February 28, 2011, 2010 and 2009 was as follows:

Portfolio composition

	At February 28, 2011		At February 28, 2010		At February 28, 2009
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	23.1%	9.5%	18.6%	8.6%	14.4%	6.8%
Second lien term loans	25.3	10.1	22.7	8.1	34.5	9.0
Senior secured notes	12.4	15.9	31.0	11.6	21.7	11.6
Unsecured notes	2.4	13.8	6.4	12.2	10.4	12.3
GSCIC CLO subordinated notes	28.4	15.8	18.7	8.3	18.8	12.2
Equity interests	8.4	N/A	2.6	N/A	0.1	N/A
Limited partnership interests	—	N/A	—	N/A	0.1	N/A

Total	100.0%	11.5%	100.0%	9.3%	100.0%	10.2%

        Our investment in the subordinated notes of GSCIC CLO represents a first loss position in a portfolio that, at February 28, 2011, 2010 and 2009, was composed of $410.2, $387.1 and $416.0 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. ("Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility"). We do not consolidate the GSCIC CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying GSCIC CLO portfolio investments. However, at February 28, 2011 and 2010, three and five GSCIC CLO portfolio investments were in default and 97.0% and 92.3%, respectively, of the GSCIC CLO portfolio investments had a CMR (as defined below) color rating of green or yellow.

        Saratoga Investment Advisors normally grades all of our investments using a credit and monitoring rating system ("CMR"). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk. The color ratings are characterized as follows: (Green)—strong credit; (Yellow)—satisfactory credit; (Red)—payment default risk, in payment default and/or significant restructuring activity.

        The CMR distribution of our investments at February 28, 2011 and February 28, 2010 was as follows:

Portfolio CMR distribution

	At February 28, 2011		At February 28, 2010
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)		($ in thousands)
Green	$10,900	13.6%	$9,479	10.6%
Yellow	14,998	18.8	27,763	31.1
Red	24,660	30.8	33,222	37.2
N/A(1)	29,467	36.8	18,909	21.1

Total	$80,025	100.0%	$89,373	100.0%

(1)
Comprised of our investment in the subordinated notes of GSCIC CLO, equity interests, and limited partnership interests.

Portfolio composition by industry grouping at fair value

        The following table shows the portfolio composition by industry grouping at fair value at February 28, 2011 and February 28, 2010.

	At February 28, 2011		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$22,732	28.4%	$16,698	18.7%
Consumer Products	10,249	12.8	7,508	8.4
Electronics	8,634	10.8	6,617	7.4
Healthcare Services	8,014	10.0	7,190	8.0
Manufacturing	7,358	9.2	6,399	7.2
Publishing	5,855	7.3	6,710	7.5
Metals	4,231	5.3	3,794	4.3
Environmental	2,952	3.7	2,060	2.3
Logistics	2,499	3.1	2,230	2.5
Packaging	2,453	3.1	9,791	11.0
Financial Services	1,710	2.2	984	1.1
Food and Beverage	1,546	1.9	1,697	1.9
Homebuilding	816	1.0	3,634	4.1
Oil and Gas	317	0.4	1,129	1.2
Education	259	0.3	634	0.7
Consumer Services	245	0.3	255	0.3
Building Products	155	0.2	530	0.6
Apparel	—	—	6,910	7.7
Printing	—	—	1,614	1.8
Natural Resources	—	—	2,989	3.3

Total	$80,025	100.0%	$89,373	100.0%

(1)
Comprised of our investment in the subordinated notes of GSCIC CLO.

Portfolio composition by geographic location at fair value

        The following table shows the portfolio composition by geographic location at fair value at February 28, 2011 and February 28, 2010. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2011		At February 28, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$18,490	23.1%	$23,637	26.5%
Other(1)	22,732	28.4	16,698	18.7
West	16,332	20.4	14,695	16.4
International	2,453	3.1	12,781	14.3
Northeast	12,203	15.2	11,631	13.0
Southeast	7,815	9.8	9,931	11.1
Mid-Atlantic	—	—	—	—

Total	$80,025	100.0%	$89,373	100.0%

(1)
Comprised of our investment in the subordinated notes of GSCIC CLO.

Results of operations

        Operating results for the years ended February 28, 2011, 2010 and 2009 are as follows:

	For the Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	($ in thousands)
Total investment income	$14,173	$15,617	$23,387
Total expenses before waiver and reimbursement	11,819	10,547	10,431
Total expense waiver and reimbursement	(2,895)	(671)	(1,010)
Total expenses net of expense waiver and reimbursement	8,924	9,876	9,421

Net investment income before income taxes	5,249	5,741	13,966
Income tax expense, including excise tax	—	(27)	(140)

Net investment income	5,249	5,714	13,826
Net realized losses	(24,684)	(6,654)	(7,143)
Net unrealized gains (losses)	36,393	(9,523)	(27,998)

Net decrease in net assets resulting from operations	$16,958	$(10,463)	$(21,315)

  Investment income

        The composition of our investment income in each period was as follows:

	February 28, 2011	February 28, 2010	February 28, 2009
	($ in thousands)
Interest from investments	$12,041	$13,300	$20,967
Management of GSCIC CLO	2,032	2,057	2,050
Interest from cash and cash equivalents and other income	100	260	370

Total	$14,173	$15,617	$23,387

        For the year ended February 28, 2011, total investment income decreased $1.4 million, or 9.3% compared to the fiscal year ended February 28, 2010. The decrease is predominantly attributable to a smaller total average portfolio, partially offset by an increase in the effective interest rate earned on our investment in the subordinated notes of GSCIC CLO. Interest income from our investment in the subordinated notes of GSCIC CLO increased $0.9 million, or 2.7%, to $3.3 million for the year ended February 28, 2011 from $2.4 million for the fiscal year ended February 28, 2010.

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

        For the fiscal years ended February 28, 2011, 2010 and 2009, total PIK income was $1.1 million, $0.9 million and $0.8 million, respectively.

  Operating expenses

        The composition of our operating expenses in each period was as follows:

Operating Expenses

	February 28, 2011	February 28, 2010	February 28, 2009
	($ in thousands)
Interest and credit facility expense	$2,612	$4,096	$2,605
Base management fees	1,646	1,951	2,680
Professional fees	3,325	2,071	1,166
Incentive management fees	1,869	328	1,752
Administrator expenses	810	671	961
Insurance expenses	705	870	682
Directors fees	373	295	295
General and administrative expenses	479	265	290
Other	—	—	—

Total operating expenses before manager waiver and reimbursement	$11,819	$10,547	$10,431

        For the year ended February 28, 2011, total operating expenses before manager expense waiver and reimbursement increased $1.3 million, or 12.1% compared to the fiscal year ended February 28, 2010. For the year ended February 28, 2010, total operating expenses before manager expense waiver and reimbursement increased $0.1 million, or 1.1% compared to the fiscal year ended February 28, 2009.

        For the year ended February 28, 2011, the decrease in interest and credit facility expense is primarily attributable to a decrease in outstanding debt during the year. For the year ended February 28, 2010, the Company recorded a one time non-cash charge of $0.5 million as a result of the write-off of deferred financing costs on its former credit facility, as a result of our July 30, 2009 event of default (please see "—Financial Condition, Liquidity and Capital Resources" below for more information). For the year ended February 28, 2011, the weighted average interest rate on our outstanding indebtedness was 8.75% compared to 6.80% for the fiscal year ended February 28, 2010 and 3.59% for the fiscal year ended February 28, 2009.

        For the year ended February 28, 2011, base management fees decreased $0.3 million, or 15.6% compared to the fiscal year ended February 28, 2010. The reduction in base management fees results from the decrease in the average value of our total net assets and the continued reduction in the total portfolio size. For the year ended February 28, 2010, base management fees decreased $0.7 million, or 27.2% compared to the fiscal year ended February 28, 2009. The reduction in base management fees results from the decrease in the average value of our total net assets and the continued reduction in the total portfolio size.

        For the year ended February 28, 2011, professional fees increased $1.3 million, or 60.6% compared to the fiscal year ended February 28, 2010. For the year ended February 28, 2010, professional fees increased $0.9 million, or 77.6% compared to the fiscal year ended February 28, 2009. The increase in professional fees is attributable to additional legal and professional fees associated with the evaluation of strategic transaction opportunities including the refinancing of the Company's senior credit facility and the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report.

        For the year ended February 28, 2011, incentive management fees increased $1.5 million, or 470.3% compared to the fiscal year ended February 28, 2010. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to capital gains. For the year ended February 28, 2010, incentive management fees decreased $1.4 million, or 81.3% compared to the fiscal year ended February 28, 2009. The decrease in incentive management fees is primarily attributable to the decrease in investment income and the increase in operating expenses which resulted in a failure to meet the quarterly hurdle rate of 1.875% for the quarters ended August 31, 2009 and November 30, 2009 resulting in no incentive management fees for these quarters. In connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report, the outstanding incentive fees owed to our former external investment adviser were waived. See "Overview—Expense" above for more information.

        For the year ended February 28, 2011, manager expense waiver and reimbursement increased $2.2 million, or 331.5% compared to the fiscal year ended February 28, 2010. The increase is primarily attributable to the reversal of previously accrued and recorded deferred incentive management fees related to net investment income as a result of the agreement with our former investment adviser. For the year ended February 28, 2010, manager expense waiver and reimbursement decreased $0.3 million, or 33.6% compared to the fiscal year ended February 28, 2009. The decrease is primarily attributable to lower total compensation expense incurred by our former administrator relating to the allocation of those persons providing administrative support and services to the Company.

  Net realized gains/losses on sales of investments

        For the fiscal year ended February 28, 2011, the Company had $32.0 million of sales, repayments, exits or restructurings resulting in $24.7 million of net realized losses. The most significant realized gains and losses during the year ended February 28, 2011 were as follows:

Fiscal year ended February 28, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$(1,535)	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	(2,002)	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	(1,496)	(994)
Jason Incorporated	Unsecured Notes	2,354	(13,700)	(11,346)
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	2,406	(4,793)	(2,387)
McMillin Companies LLC	Senior Secured Notes	2,750	(6,342)	(3,592)
Network Communications, Inc.	Unsecured Notes	1,285	(5,054)	(3,769)

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

        For the fiscal year ended February 28, 2009, the Company had $49.2 million of sales, repayments or exits resulting in $7.2 million of net realized losses. Net realized losses were comprised of $0.6 million of gross realized gains and $7.8 million of gross realized losses. The most significant realized gains and losses during the year ended February 28, 2009 were as follows:

Fiscal year ended February 28, 2009

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Key Safety Systems	First Lien Term Loan	$2,063	$1,857	$206
SILLC Holdings, LLC	Second Lien Term Loan	23,049	22,878	171
EuroFresh, Inc.	Unsecured Notes	2,880	6,900	(4,020)
Atlantis Plastics Films, Inc.	First Lien Term Loan	3,073	6,053	(2,980)
Claire's Stores, Inc.	First Lien Term Loan	2,103	2,584	(481)
Jason Incorporated	Unsecured Notes	1,581	1,700	(119)

  Net unrealized appreciation/depreciation on investments

        For the year ended February 28, 2011, our investments had a increase in net unrealized appreciation of $36.4 million versus an increase in net unrealized depreciation of $9.5 million for the year ended February 28, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2011, were the following:

Fiscal year ended February 28, 2011

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
GSCIC CLO	Other/ Structured
	Finance Securities	$27,364	$22,732	$(4,632)	$7,902
Targus Holdings, Inc.	Common Stock	567	2,882	2,315	2,644
Targus Holdings, Inc.	Unsecured Notes	1,538	986	(552)	(544)
M/C Acquisition Corp., LLC	First Lien Term Loan	871	259	(612)	(398)
Dekko Technologies, LLC	Second Lien Term Loan	7,199	6,767	(432)	1,629
USS Parent Holding Corp.	Voting Common Stock	3,026	2,828	(198)	855
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	2,450	110	(2,340)	(2,340)
PRACS Institute, LTD	Second Lien Term Loan	4,070	3,014	(1,056)	(566)
Elyria Foundry Company, LLC	Senior Secured Notes	5,017	4,231	(786)	312
Grant U.S. Holdings LLP	Second Lien Term Loan	6,347	—	(6,347)	(159)

        The $7.9 million net unrealized appreciation in our investment in the GSCIC CLO subordinated notes was due to a decrease in the assumed portfolio default rate (based on better than forecast actual default rates), a decrease in the assumed recovery rate, and a decrease of "CCC" rated investments and defaulted securities in the portfolio. The decrease in unrealized depreciation in our investments in McMillin Companies, LLC and Elyria Foundry Company, LLC, were due to improved visibility of the outlook for these companies. The increase in unrealized depreciation in our investments in Jason Incorporated and Energy Alloy were due to declining prospects for each of the companies. The change in the fair values of our investments in Grant U.S. Holdings and Penton Media, Inc. were primarily due to fluctuations in the market quotations obtained for these investments compared to the prior period.

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

  Net unrealized appreciation/depreciation on derivatives

        For the year ended February 28, 2011, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in unrealized depreciation of $25,882 versus an unrealized appreciation of $2,634 for the year ended February 28, 2010.

        For the fiscal year ended February 28, 2010, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized appreciation of $2,634 versus an unrealized depreciation of $37,221 for the fiscal year ended February 28, 2009. For a more detailed discussion of the interest rate caps, see "Note 8. Interest Rate Cap Agreements" to our audited financial statements included elsewhere in this Annual Report.

  Changes in net asset value from operations

        For the fiscal years ended February 28, 2011 we recorded a net increase in net assets resulting from operations of $17.0 million, versus a net decrease in 2010 and 2009 of $10.5 million and $21.3 million, respectively. Based on 2,437,577 weighted average common shares outstanding as of February 28, 2011, our per share net increase in net assets resulting from operations was $6.96 for the fiscal year ended February 28, 2011. This compares to a per share decrease in net assets resulting from operations of $9.86 for the fiscal year ended February 28, 2010 (based on 1,061,351 weighted average common shares outstanding as of February 28, 2010) and a per share decrease in net assets resulting from operations of $25.71 for the fiscal year ended February 28, 2009 (based on 829,138 weighted average common shares outstanding for the fiscal year ended February 28, 2009).

Financial condition, liquidity and capital resources

        On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the "Revolving Facility"). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the "Term Facility" and, together with the Revolving Facility, the "Facilities"), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral was used to repay outstanding borrowings. In March 2009, we amended the Revolving Facility to decrease the minimum required collateralization and increase the portion of the portfolio that can be invested in "CCC" rated investments in return for an increased interest rate and expedited amortization.

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

        On July 30, 2010, we used the net proceeds from the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates and a portion of the funds available to us under the senior secured revolving credit facility with Madison Capital Funding to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. Below is a summary of the terms of the $40 million senior secured revolving credit facility we have with Madison Capital Funding (the "Replacement Facility").

        Availability.    The Company can draw up to the lesser of (i) $40 million (the "Facility Amount") and (ii) the product of the applicable advance rate (which varies from 50% to 75% depending on the type of loan asset) and the value, determined in accordance with the Replacement Facility (the "Adjusted Borrowing Value"), of certain "eligible" loan assets pledged as security for the loan (the "Borrowing Base"), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the "Unfunded Exposure Amount") and (b) outstanding borrowings. Each loan asset held by the Company as of the date on which the Replacement Facility is closed will be valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

        The Replacement Facility contains limitations on the type of loan assets that are "eligible" to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an "eligible" loan asset, the Company may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially adverse to the lenders.

        At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, the Company may request an increase in the Facility Amount of up to $60 million for a combined aggregate Facility Amount of $100 million.

        Collateral.    The Replacement Facility is secured by substantially all of the assets of the Company and includes the subordinated notes ("CLO Notes") issued by GSCIC CLO and the Company's rights under the CLO Management Agreement (as defined below).

        Interest Rate and Fees.    Under the Replacement Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company's option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. The Company is also obligated to pay certain other fees to the lenders in connection with the closing of the Replacement Facility.

        Revolving Period and Maturity Date.    The Company may make and repay borrowings under the Replacement Facility for a period of three years following the closing of the Replacement Facility (the "Revolving Period"). The Revolving Period may be terminated at an earlier time by the Company or, upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the Replacement Facility are due and payable in full five years after the end of the Revolving Period.

        Collateral Tests.    It is a condition precedent to any borrowing under the Replacement Facility that the principal amount outstanding under the Replacement Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the "Borrowing Base Test"). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the "Collateral Tests"):

  •
  Interest Coverage Ratio.  The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Replacement Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Replacement Facility for the last 6 payment periods must equal at least 175%.

  •
  Overcollateralization Ratio.  The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of "eligible" pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Replacement Facility plus the Unfunded Exposure Amount must equal at least 200%.

  •
  Weighted Average FMV Test.  The aggregate adjusted or weighted value of "eligible" pledged loan assets as a percentage of the aggregate outstanding principal balance of "eligible" pledged loan assets must be equal to or greater than 72% and 80% during the one-year periods prior to the first and second anniversary of the closing date, respectively, and 85% at all times thereafter.

        The Replacement Facility also requires payment of outstanding borrowings or replacement of pledged loan assets upon the Company's breach of its representation and warranty that pledged loan assets included in the Borrowing Base are "eligible" loan assets. Such payments or replacements must equal the lower of the amount by which the Borrowing Base is overstated as a result of such breach or any deficiency under the Collateral Tests at the time of repayment or replacement. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by the Company.

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

        Reserve Account.    The Replacement Facility requires the Company to set aside an amount equal to the sum of accrued interest, commitment fees and administrative agent fees due and payable on the next succeeding three payment dates (or corresponding to three payment periods). If for any monthly period during which fees and other payments accrue, the aggregate Adjusted Borrowing Value of "eligible" pledged loan assets which do not pay cash interest at least quarterly exceeds 15% of the aggregate Adjusted Borrowing Value of "eligible" pledged loan assets, the Company is required to set aside such interest and fees due and payable on the next succeeding six payment dates. Amounts in the reserve account can be applied solely to the payment of administrative agent fees, commitment fees, accrued and unpaid interest and any breakage costs payable to the lenders.

        Unfunded Exposure Account.    With respect to revolver or delayed draw loan assets, the Company is required to set aside in a designated account (the "Unfunded Exposure Account") 100% of its outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time the Company acquires a revolver or delayed draw loan asset and requests a related borrowing under the Replacement Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and other Company funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

        Operating Expenses.    The priority of payments provision of the Replacement Facility provides for the payment of certain operating expenses of the Company out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5% or the percentage increase in the fair market value of all the Company's assets only on the first monthly payment date to occur after each one-year anniversary following the closing of the Replacement Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

        Events of Default.    The Replacement Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Replacement Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Replacement Facility include, among other things, the following:

  •
  an Interest Coverage Ratio of less than 150%;

  •
  an Overcollateralization Ratio of less than 175%;

  •
  the removal of any independent director of the Company without "cause" or without giving prior written notice to the administrative agent, or the appointment of an independent director of the Company who is not provided by a nationally recognized service reasonably acceptable to the administrative agent without the consent of the administrative agent;

  •
  the filing of certain ERISA or tax liens;

  •
  the occurrence of certain "Manager Events" such as:

  •
  failure by Saratoga Investment Advisors and its affiliates to maintain collectively, directly or indirectly, a cash equity investment in the Company in an amount equal to at least $5,000,000 at any time prior to the third anniversary of the closing date;

  •
  failure of the management agreement between Saratoga Investment Advisors and the Company to be in full force and effect;

  •
  indictment or conviction of Saratoga Investment Advisors or any "key person" for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any "key person" and, in the case of "key persons," without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

  •
  resignation, termination, disability or death of a "key person" or failure of any "key person" to provide active participation in Saratoga Investment Advisors' daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

  •
  occurrence of any event constituting "cause" under the Collateral Management Agreement between the Company and GSCIC CLO (the "CLO Management Agreement"), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement

        Conditions to Acquisitions and Pledges of Loan Assets.    The Replacement Facility imposes certain additional conditions to the acquisition and pledge of additional loan assets. Among other things, the Company may not acquire additional loan assets without the prior written consent of the administrative agent until such time that the administrative agent indicates in writing its satisfaction with Saratoga Investment Advisors' policies, personnel and processes relating to the loan assets.

        Fees and Expenses.    The Company paid certain fees and reimbursed Madison Capital Funding for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Madison Capital Funding in connection with the Replacement Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates. These amounts totaled $2.0 million.

        As of February 28, 2011, we had $4.5 million outstanding under the Replacement Facility.

        Our asset coverage ratio, as defined in the 1940 Act, was 2,013% and 250% for the years ended February 28, 2011 and 2010, respectively.

        At February 28, 2011 and 2010, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2011		At February 28, 2010
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$10,736	11.3%	$3,352	3.6%
Cash and cash equivalents, securitization accounts	4,370	4.6	226	0.2
First lien term loans	18,475	19.4	16,653	17.9
Second lien term loans	20,276	21.3	20,267	21.8
Senior secured notes	9,892	10.4	27,742	29.9
Unsecured notes	1,915	2.0	5,690	6.1
Structured finance securities	22,732	23.9	16,698	18.0
Common stock	6,735	7.1	2,323	2.5
	—		—	—

Total	$95,131	100.0%	$92,951	100.0%

        On November 12, 2010, our board of directors declared a dividend of $4.40 per share to shareholders payable in cash or shares of our common stock, in accordance with the provisions of the IRS Revenue Procedure 2010-12, which allows a publicly-traded regulated investment company to satisfy its distribution requirements with a distribution paid partly in common stock provided that at least 10% of the distribution is payable in cash. The dividend was paid on December 29, 2010 to common shareholders of record on November 19, 2010.

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

        Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders' interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors has determined not to pay any dividends at this time.

        We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.

        Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

        In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

        Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

  Contractual obligations

        The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2011:

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$4,500	$—	$—	$4,500	$—

Off-balance sheet arrangements

        At February 28, 2011 and 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our business activities contain elements of market risk. We consider our principal market risks to be fluctuations in interest rates. Managing this risk is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor this risk and thresholds by means of administrative and information technology systems and other policies and processes.

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

        Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 28, 2011, we had $4.5 million of borrowings outstanding.

        In April and May 2007, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At February 28, 2011, the aggregate interest rate cap agreement notional amount was $53.4 million.

        We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Replacement Facility. Assuming that our investments as of February 28, 2011 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding increase of approximately $0.6 million to our interest income net of interest expense.

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

  Management's annual report on internal control over financial reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2011.

  Changes in internal controls over financial reporting

        There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:
1.	Consolidated Financial Statements
The following financial statements of the Company are filed herewith:
Reports of Independent Registered Public Accounting Firm
Consolidated Statement of Assets and Liabilities as of February 28, 2011 and 2010
Consolidated Statements of Operations for the years ended February 28, 2011, 2010 and 2009
Consolidated Schedule of Investments as of February 28, 2011 and 2010
Consolidated Statements of Changes in Net Assets for the years ended February 28, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended February 28, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule
Not applicable.
Schedule 12-14—Investments in and advances to affiliates
3.	Exhibits required to be filed by Item 601 of Regulation S-K

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).
3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 3, 2010).
3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 13, 2010).
3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on March 5, 2008).
4.1
Specimen certificate of Saratoga Investment Corp.'s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.'s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).
4.2
Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

Exhibit Number	Description
10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).
10.2
Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.'s Form 10-Q for the quarterly period ended May 31, 2007).
10.3
Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).
10.4
Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).
10.5
Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).
10.6
Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.'s Registration Statement on Form N-2 filed on January 12, 2007).
21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: May 23, 2011	By:	/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck Chief Executive Officer and President
	By:	/s/ RICHARD A. PETROCELLI Richard A. Petrocelli Chief Financial Officer, Chief Compliance Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Chairman of the Board of Directors	May 23, 2011
/s/ RICHARD A. PETROCELLI Richard A. Petrocelli	Member of the Board of Directors	May 23, 2011
/s/ STEVEN M. LOONEY Steven M. Looney	Member of the Board of Directors	May 23, 2011
/s/ CHARLES S. WHITMAN III Charles S. Whitman III	Member of the Board of Directors	May 23, 2011
/s/ G. CABELL WILLIAMS G. Cabell Williams	Member of the Board of Directors	May 23, 2011

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of Saratoga Investment Corp.

        We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp (the "Company"), including the consolidated schedules of investments, as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 28, 2011, by correspondence with the custodian and management or agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 28, 2011 and 2010, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
May 23, 2011

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2011	February 28, 2010
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $73,779,271 and $117,678,275, respectively)	$57,292,723	$72,674,847
Control investments (cost of $27,364,350 and $29,233,097, respectively)	22,732,038	16,698,303

Total investments at fair value (amortized cost of $101,143,621 and $146,911,372, respectively)	80,024,761	89,373,150
Cash and cash equivalents	10,735,755	3,352,434
Cash and cash equivalents, securitization accounts	4,369,987	225,424
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	16,265	42,147
Interest receivable, (net of reserve of $14,796 and $2,120,309, respectively)	1,666,083	3,473,961
Deferred credit facility financing costs, net	1,638,768	—
Management fee receivable	231,753	327,928
Other assets	85,166	140,272

Total assets	$98,768,538	$96,935,316

LIABILITIES
Revolving credit facility	$4,500,000	$36,992,222
Payable for unsettled trades	4,900,000	—
Management and incentive fees payable	2,203,806	3,071,093
Accounts payable and accrued expenses	785,486	1,111,081
Interest and credit facility fees payable	67,792	267,166
Due to manager	240,000	15,602

Total liabilities	$12,697,084	$41,457,164

NET ASSETS
Common stock, par value $.001 and $.001 per share, respectively, 100,000,000 common shares authorized, 3,277,077 and 1,694,011* common shares issued and outstanding, respectively	$3,277	$1,694
Capital in excess of par value	153,768,680	128,339,497
Distribution in excess of net investment income	(8,918,890)	(2,846,135)
Accumulated net realized loss from investments and derivatives	(37,548,016)	(12,389,830)
Net unrealized depreciation on investments and derivatives	(21,233,597)	(57,627,074)

Total Net Assets	86,071,454	55,478,152

Total liabilities and Net Assets	$98,768,538	$96,935,316

NET ASSET VALUE PER SHARE*	$26.26	$32.75

*
Net Asset Value per share and end of period shares outstanding for the year ended February 28, 2010 has been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28, 2011	For the year ended February 28, 2010	For the year ended February 28, 2009
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$8,745,939	$10,902,482	$16,572,973
Control investments	3,295,359	2,397,514	4,393,818

Total interest income	12,041,298	13,299,996	20,966,791
Interest from cash and cash equivalents	8,857	23,624	175,567
Management fee income	2,032,357	2,057,397	2,049,717
Other income	90,503	236,259	195,135

Total investment income	14,173,015	15,617,276	23,387,210

EXPENSES
Interest and credit facility financing expenses	2,611,839	4,096,041	2,605,367
Base management fees	1,645,552	1,950,760	2,680,231
Professional fees	3,325,475	2,071,027	1,166,111
Administrator expenses	810,416	670,720	960,701
Incentive management fees	1,868,503	327,684	1,752,254
Insurance	704,800	869,969	682,154
Directors fees and expenses	373,385	294,932	295,017
General & administrative	478,730	265,575	289,477

Expenses before expense waiver and reimbursement	11,818,700	10,546,708	10,431,312

Expense reimbursement	(258,562)	(670,720)	(1,010,416)
Waiver of deferred incentive management fees	(2,636,146)	—	—

Total expenses net of expense waiver and reimbursement	8,923,992	9,875,988	9,420,896

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,249,023	5,741,288	13,966,314
Income tax expense, including excise tax	—	(27,445)	(140,322)
NET INVESTMENT INCOME	5,249,023	5,713,843	13,825,992

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(24,684,262)	(6,653,983)	(7,173,118)
Net realized gain from derivatives	—	—	30,454
Net unrealized appreciation/(depreciation) on investments	36,419,362	(9,525,054)	(27,961,244)
Net unrealized appreciation/(depreciation) on derivatives	(25,882)	2,634	(37,221)

Net gain/(loss) on investments	11,709,218	(16,176,403)	(35,141,129)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,958,241	$(10,462,560)	$(21,315,137)

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$6.96	$(9.86)	$(25.71)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING—BASIC AND DILUTED*	2,437,577	1,061,351	829,138

*
Earnings per share and Weighted average shares outstanding for the years ended February 28, 2010 and February 28, 2009 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.
Consolidated Schedule of Investments
February 28, 2011

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—83.3%(b)
Legacy Cabinets Holdings(d, i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%
Legacy Cabinets Holdings(d, i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%
Legacy Cabinets, Inc.(d, i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$293,474	293,474	154,455	0.2%

		Total Building Products		653,798	154,455	0.2%

Hopkins Manufacturing Corporation(d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,249,024	3,233,750	3.7%
Targus Holdings, Inc.(d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,169,227	3,057,616	3,147,834	3.7%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	985,547	1.1%
Targus Holdings, Inc.(d, i)	Consumer Products	Common Stock	62,413	566,765	2,881,608	3.3%

		Total Consumer Products		8,411,640	10,248,739	11.8%

CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$285,876	285,876	244,424	0.3%
M/C Acquisition Corp., LLC(d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$870,791	870,791	258,625	0.3%
M/C Acquisition Corp., LLC(d, i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		901,032	258,625	0.3%

Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,858,442	1,867,092	2.2%
Dekko Technologies, LLC(d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,198,935	7,198,935	6,766,999	7.9%

		Total Electronics		9,057,377	8,634,091	10.1%

USS Parent Holding Corp.(d, i)	Environmental	Non Voting Common Stock	765	133,002	124,311	0.1%
USS Parent Holding Corp.(d, i)	Environmental	Voting Common Stock	17,396	3,025,798	2,828,080	3.3%

		Total Environmental		3,158,800	2,952,391	3.4%

Bankruptcy Management Solutions, Inc.(d)	Financial Services	Second Lien Term Loan 1.25%, 8/20/2015	$2,450,499	2,450,499	110,272	0.1%
Bankruptcy Management Solutions, Inc.(d, i)	Financial Services	Common Stock	$27,197	—	—	0.0%
Bankruptcy Management Solutions, Inc.(d, i)	Financial Services	Warrants	$2,510	—	—	0.0%
DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,612,135	1,600,000	1.9%

		Total Financial Services		4,062,634	1,710,272	2.0%

Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,687,008	1,403,224	1,545,637	1.8%
PRACS Institute, LTD(d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,069,847	3,014,420	3.5%
Maverick Healthcare Group(d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$5,000,000	4,900,000	5,000,000	5.8%

		Total Healthcare Services		8,969,847	8,014,420	9.3%

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
McMillin Companies LLC(d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$1,100,000	1,067,024	816,200	0.9%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 7.50%, 6/30/2013	$2,865,629	2,862,910	2,498,828	2.9%
Jason Incorporated(d, i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,414,272	2,414,272	2,391,318	2.8%
Specialized Technology Resources, Inc.(d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,833,437	4,966,500	5.8%

		Total Manufacturing		7,247,709	7,357,818	8.6%

Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,017,225	4,231,222	4.9%
Elyria Foundry Company, LLC(d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,017,225	4,231,222	4.9%

Grant U.S. Holdings LLP(d, e, i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	—	0.0%
Energy Alloys, LLC(d, i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,429,092	6,429,092	316,954	0.4%
Energy Alloys, LLC(d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,429,092	316,954	0.4%

Terphane Holdings Corp.(d, e, i)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$2,500,000	2,500,000	2,453,250	2.9%
Network Communications, Inc.(d, i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$1,285,714	1,285,714	929,314	1.1%
Network Communications, Inc.(d, i)	Publishing	Common Stock	$211,429	—	900,688	1.0%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,376	4,116,021	4,025,393	4.7%

		Total Publishing		5,401,735	5,855,395	6.8%

Sub Total Non-control/Non-affiliated investments				73,779,271	57,292,721	66.6%

Control investments—28.2%(b)
GSC Partners CDO GP III, LP(h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(d, f, h)	Structured Finance Securities	Other/Structured Finance Securities 11.99%, 1/21/2020	$30,000,000	27,364,350	22,732,038	26.4%

Sub Total Control investments				27,364,350	22,732,038	26.4%

Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS—111.5%(b)				$101,143,621	$80,024,759	93.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$29,387,755	$87,000	$11,893	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	4,372	0.0%

Total Outstanding interest rate cap				$131,000	$16,265	0.0%

*
Amounts to less than 0.05%

(a)
All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)
Percentages are based on net assets of as of $86,071,454 February 28, 2011.

(c)
Fair valued investment (see Note 3 to the consolidated financial statements).

(d)
These securities are pledged as collateral under a revolving securitized credit facility (see Note 7 to the consolidated financial statements).

(e)
Non-U.S. company. The principal place of business for Terphane Holdings Corp is Brazil, and for Grant U.S. Holdings LLP is Canada.

(f)
11.99% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(g)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
(h)
As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,295,359	$2,032,357	$—	$7,902,482
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
(i)
Non-income producing at February, 2011.

Saratoga Investment Corp.
Consolidated Schedule of Investments
February 28, 2010

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—131.0%(b)
GFSI Inc(d)	Apparel	Senior Secured Notes 10.50%, 6/1/2011	$7,082,000	$7,082,000	$6,909,907	12.5%
Legacy Cabinets, Inc.(d, i)	Building Products	First Lien Term Loan 6.58%, 8/18/2012	$1,479,842	1,463,159	444,841	0.8%
Legacy Cabinets, Inc.(d, i)	Building Products	Second Lien Term Loan 12.50%, 8/18/2013	$1,862,420	1,828,197	85,113	0.2%

		Total Building Products		3,291,356	529,954	1.0%

Hopkins Manufacturing Corporation(d)	Consumer Products	Second Lien Term Loan 7.50%, 1/26/2012	$3,250,000	3,247,947	3,003,650	5.4%
Targus Group International, Inc.(d)	Consumer Products	First Lien Term Loan 10.25%, 11/22/2012	$3,109,712	2,936,092	2,738,101	4.9%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	1,529,467	2.8%
Targus Holdings, Inc.(d, i)	Consumer Products	Common Stock	62,413	566,765	237,169	0.4%

		Total Consumer Products		8,289,039	7,508,387	13.5%

CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$306,855	306,855	255,242	0.5%
M/C Communications, LLC(d)	Education	First Lien Term Loan 6.75%, 12/31/2012	$831,174	831,174	616,897	1.1%
M/C Communications, LLC(d, i)	Education	Class A Common Stock	166,327	30,241	16,633	0.0%

		Total Education		861,415	633,530	1.1%

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.23%, 6/1/2014	$2,000,000	1,814,950	1,764,600	3.2%
Group Dekko(d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$6,913,293	6,913,293	4,852,440	8.7%

		Total Electronics		8,728,243	6,617,040	11.9%

USS Parent Holding Corp.(d, i)	Environmental	Non Voting Common Stock	765	133,002	86,745	0.2%
USS Parent Holding Corp.(d, i)	Environmental	Voting Common Stock	17,396	3,025,798	1,973,453	3.5%

		Total Environmental		3,158,800	2,060,198	3.7%

Bankruptcy Management Solutions, Inc.(d)	Financial Services	Second Lien Term Loan 6.48%, 7/31/2013	$4,837,500	4,814,623	983,464	1.8%
Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,931,121	1,451,316	1,696,876	3.1%
IDI Acquisition Corp.(d)	Healthcare Services	Senior Secured Notes 10.75%, 12/15/2011	$3,800,000	3,679,489	3,620,640	6.5%
PRACS Institute, LTD(d)	Healthcare Services	Second Lien Term Loan 8.26%, 4/17/2013	$4,093,750	4,058,633	3,568,931	6.5%

		Total Healthcare Services		7,738,122	7,189,571	13.0%

McMillin Companies LLC(d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$7,700,000	7,334,121	3,634,400	6.6%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,820,467	2,816,547	2,230,143	4.1%
Jason Incorporated(d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$12,000,000	12,000,000	1,478,400	2.7%
Jason Incorporated(d, i)	Manufacturing	Unsecured Notes 13.00%, 11/1/2010	$1,700,000	1,700,000	209,440	0.4%
Specialized Technology Resources, Inc.(d)	Manufacturing	Second Lien Term Loan 7.23%, 12/15/2014	$5,000,000	4,799,666	4,711,000	8.4%

		Total Manufacturing		18,499,666	6,398,840	11.5%

Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 13.00%, 3/1/2013	$5,000,000	4,883,382	3,785,500	6.8%
Elyria Foundry Company, LLC(d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	8,610	0.0%

		Total Metals		4,883,382	3,794,110	6.8%

Abitibi-Consolidated Company of Canada(d, e)	Natural Resources	First Lien Term Loan 11.00%, 3/30/2009	$2,948,639	2,948,639	2,830,694	5.1%
Grant U.S. Holdings LLP(d, e, i)	Natural Resources	Second Lien Term Loan 10.75%, 9/20/2013	$6,349,512	6,349,348	158,738	0.3%

		Total Natural Resources		9,297,987	2,989,432	5.4%

Energy Alloys, LLC(d)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,239,318	6,239,318	1,128,693	2.0%
Energy Alloys, LLC(d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,239,318	1,128,693	2.0%

Terphane Holdings Corp.(d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$4,850,000	4,850,000	4,549,785	8.2%
Terphane Holdings Corp.(d, e)	Packaging	Senior Secured Notes 12.50%, 6/15/2010	$5,087,250	5,087,250	4,772,349	8.6%
Terphane Holdings Corp.(d, e)	Packaging	Senior Secured Notes 10.92%, 6/15/2010	$500,000	500,000	469,050	0.8%

		Total Packaging		10,437,250	9,791,184	17.6%

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Custom Direct, Inc.(d)	Printing	First Lien Term Loan 3.06%, 12/31/2013	$1,832,053	1,527,103	1,614,222	2.8%
Affinity Group, Inc.(d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$361,020	360,554	361,020	0.7%
Affinity Group, Inc.(d)	Publishing	First Lien Term Loan 12.75%, 3/31/2010	$386,625	386,129	386,626	0.7%
Brown Publishing Company(d, i)	Publishing	Second Lien Term Loan 8.76%, 9/19/2014	$1,203,226	1,198,390	10,709	0.0%
Network Communications, Inc.(d)	Publishing	Unsecured Notes 10.75%, 12/1/2013	$5,000,000	5,067,619	2,473,000	4.5%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 2.50%, 2/1/2013	$4,847,802	3,908,440	3,478,299	6.2%

		Total Publishing		10,921,132	6,709,654	12.1%

Sub Total Non-control/Non-affiliated investments				117,678,275	72,674,847	131.0%

Control investments—30.1%(b)
GSC Partners CDO GP III, LP(h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(f, h)	Structured Finance Securities	Other/Structured Finance Securities 8.27%, 1/21/2020	$30,000,000	29,233,097	16,698,303	30.1%

Sub Total Control investments				29,233,097	16,698,303	30.1%

Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENT ASSETS—161.1%(b)				$146,911,372	$89,373,150	161.1%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$39,183,673	$87,000	$30,097	0.1%
Interest rate cap	8.0%	11/30/2013	26,433,408	44,000	12,050	0.0%

Sub Total Outstanding interest rate cap				$131,000	$42,147	0.1%

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

(g)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(10,527)
(h)
As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,397,514	$2,057,397	$—	$(4,970,217)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$(98,412)
(i)
Non-income producing at February 28, 2010.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2011	For the year ended February 28, 2010	For the year ended February 28, 2009
INCREASE/(DECREASE) FROM OPERATIONS:
Net investment income	$5,249,023	$5,713,843	$13,825,992
Net realized loss from investments	(24,684,262)	(6,653,983)	(7,173,118)
Net realized gain from derivatives	—	—	30,454
Net unrealized appreciation/(depreciation) on investments	36,419,362	(9,525,054)	(27,961,244)
Net unrealized appreciation/(depreciation) on derivatives	(25,882)	2,634	(37,221)

Net increase/(decrease) in net assets from operations	16,958,241	(10,462,560)	(21,315,137)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(11,795,705)	(15,131,775)	(8,540,126)

Net decrease in net assets from shareholder distributions	(11,795,705)	(15,131,775)	(8,540,126)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	10,615,905	13,058,710	—
Issuance of common stock, net of issuance costs	14,814,861	—	—

Net increase in net assets from capital share transactions	25,430,766	13,058,710	—

Total increase/(decrease) in net assets	30,593,302	(12,535,625)	(29,855,263)
Net assets at beginning of year	55,478,152	68,013,777	97,869,040

Net assets at end of year	$86,071,454	$55,478,152	$68,013,777

Net asset value per common share*	$26.26	$32.75	$82.03
Common shares outstanding at end of year*	3,277,077	1,694,011	829,138
(Distribution in excess of net investment income)/Accumulated undistributed net investment income	$(8,918,890)	$(2,846,135)	$6,122,492

*
Net Asset Value per share and end of year shares outstanding for the years ended February 28, 2010 and February 28, 2009 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2011	For the year ended February 28, 2010	For the year ended February 28, 2009
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$16,958,241	$(10,462,560)	$(21,315,137)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,144,799)	(858,730)	(819,905)
Net accretion of discount on investments	(732,522)	(966,191)	(1,323,644)
Amortization of deferred credit facility financing costs	397,164	633,349	193,464
Waiver of deferred incentive management fees	(2,636,146)	—
Net realized loss from investments	24,684,262	6,653,983	7,173,118
Net unrealized (appreciation) depreciation on investments	(36,419,362)	9,525,054	27,961,244
Net unrealized (appreciation) depreciation on derivatives	25,882	(2,634)	37,221
Proceeds from sale and redemption of investments	31,974,810	15,185,210	49,193,508
Purchase of investments	(9,014,000)	—	(28,259,995)
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	(4,144,563)	952,777	13,402,772
Interest receivable	1,807,878	(386,293)	(732,546)
Due from manager	—	—	940,903
Management fee receivable	96,175	(90,558)	(21,456)
Other assets	55,106	180,988	(281,911)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	4,900,000	—	(11,329,150)
Management and incentive fees payable	1,768,859	190,426	1,937,606
Accounts payable and accrued expenses	(325,595)	410,544	(12,885)
Interest and credit facility fees payable	(199,374)	194,341	(219,482)
Due to manager	224,398	15,602	(11,048)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,276,414	21,175,308	36,512,677

Financing activities
Issuance of shares of common stock	15,000,001	—	—
Payment of common stock issuance costs	(185,140)	—	—
Borrowings on debt	20,000,000	—	7,800,000
Paydowns on debt	(52,492,222)	(22,002,451)	(27,255,327)
Credit facility financing cost	(2,035,932)	(103,582)	—
Payments of cash dividends	(1,179,800)	(2,073,066)	(11,773,766)

NET CASH USED BY FINANCING ACTIVITIES	(20,893,093)	(24,179,099)	(31,229,093)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,383,321	(3,003,791)	5,283,584
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,352,434	6,356,225	1,072,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,735,755	$3,352,434	$6,356,225

Supplemental Information:
Interest paid during the period	$2,414,049	$3,268,351	$2,631,385
Supplemental non-cash information
Paid-in-kind interest income	$1,144,799	$858,730	$819,905
Net accretion of discount on investments	$732,522	$966,191	$1,323,644
Amortization of deferred credit facility financing costs	$397,164	$633,349	$193,464
Waiver of deferred incentive management fees	$2,636,146	$—	$—
Stock dividend distribution	$10,615,905	$13,058,710	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

Note 1. Organization and Basis of Presentation

        Saratoga Investment Corp. (the "Company", "we", "our" and "us") is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). We commenced operations on March 23, 2007 as GSC Investment Corp. and completed our initial public offering ("IPO") on March 28, 2007. We have elected to be treated as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code (the "Code"). We expect to continue to qualify and to elect to be treated for tax purposes as a RIC. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments.

        GSC Investment, LLC (the "LLC") was organized in May 2006 as a Maryland limited liability company. As of February 28, 2007, the LLC had not yet commenced its operations and investment activities.

        On March 21, 2007, the Company was incorporated and concurrently therewith the LLC was merged with and into the Company, with the Company as the surviving entity, in accordance with the procedure for such merger in the LLC's limited liability company agreement and Maryland law. In connection with such merger, each outstanding limited liability company interest of the LLC was converted into a share of common stock of the Company.

        On July 30, 2010, the Company changed its name from "GSC Investment Corp." to "Saratoga Investment Corp." in conjunction with the transaction described in "Note 14. Recapitalization Transaction" below.

        We are externally managed and advised by our investment adviser, Saratoga Investment Advisors, LLC (the "Manager"), pursuant to an investment advisory and management agreement. Prior to July 30, 2010, we were managed and advised by GSCP (NJ), L.P.

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC). All intercompany accounts and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Saratoga Investment Corp. and its consolidated subsidiary, except as stated otherwise.

Note 2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

        The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and income, gains (losses) and expenses during the period reported. Actual results could differ materially from those estimates.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

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

Investment Classification

        The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which we own more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, "Affiliated Investments" are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither Control Investments nor Affiliated Investments.

Investment Valuation

        The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the statement of assets and liabilities date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

        Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to make a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined, in good faith, by our board of directors based on input from our Manager, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

and realizable value of any collateral, the portfolio company's ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

        Our investment in GSC Investment Corp. CLO 2007, Ltd. ("GSCIC CLO") is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to GSCIC CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in GSCIC CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in GSCIC CLO.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We account for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statements of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statements of operations.

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

        Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

Paid-in-Kind Interest

        The Company holds debt investments in its portfolio that contain a payment-in-kind ("PIK") interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

Deferred Credit Facility Financing Costs

        Financing costs incurred in connection with our credit facilities are deferred and amortized using the straight line method over the life of the respective facility.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

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

        In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31.

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

        ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended February 28, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2008, 2009 and 2010 federal tax years for the Company remain subject to examination by the IRS.

Dividends

        Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

        We have adopted a dividend reinvestment plan that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not "opted out" of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. If our common stock is trading below net asset value at the time of valuation, the plan administrator may receive the dividend or distribution in cash and purchase common stock in the open market, on the New York Stock Exchange or elsewhere, for the account of each participant in our dividend reinvestment plan.

New Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also requires disclosure about inputs and valuation techniques for level 2 and level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

        In May 2011, the FASB issued ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards ("IFRS"). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We are currently evaluating the impact this accounting standards update will have on our consolidated financial statements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

Risk Management

        In the ordinary course of its business, the Company manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices.

        Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment's carrying amount.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

  •
  Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

  •
  Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

  •
  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

        In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our Company's valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 3. Investments (Continued)

        The following table presents fair value measurements of investments, by major class, as of February 28, 2011 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$18,475	$18,475
Second lien term loans	—	—	20,276	20,276
Senior secured notes	—	—	9,892	9,892
Unsecured notes	—	—	1,915	1,915
Structured finance securities	—	—	22,732	22,732
Common stock/equities	—	—	6,735	6,735
Limited partnership interest	—	—	—

Total	$—	$—	$80,025	$80,025

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

        The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2011 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2010	$16,653	$20,267	$27,742	$5,690	$16,698	$2,323	$89,373
Net unrealized gains (losses)	1,356	4,834	4,568	13,706	7,903	4,052	36,419
Purchases and other adjustments to cost	7,066	648	3,330	(511)	—	360	10,893
Sales and redemptions	(6,013)	(25)	(22,214)	(1,855)	(1,869)	—	(31,976)
Net realized loss from investments	(587)	(5,448)	(3,534)	(15,115)	—	—	(24,684)

Balance as of February 28, 2011	$18,475	$20,276	$9,892	$1,915	$22,732	$6,735	$80,025

        Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 3. Investments (Continued)

        Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

        The net change in unrealized gain/loss on investments held as of February 28, 2011 is $12,695,325 and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

        The composition of our investments as of February 28, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$19,402	19.2%	18,475	23.1%
Second lien term loans	36,439	36.0	20,276	25.3
Senior secured notes	10,999	10.9	9,892	12.4
Unsecured notes	2,824	2.8	1,915	2.4
Structured finance securities	27,364	27.0	22,732	28.4
Common stock/equities	4,116	4.1	6,735	8.4
Limited partnership interest	—	—	—	—

Total	$101,144	100.0%	$80,025	100.0%

        The composition of our investments as of February 28, 2010, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$18,936	12.9%	$16,653	18.6%
Second lien term loans	41,264	28.1	20,267	22.7
Senior secured notes	33,416	22.7	27,742	31.0
Unsecured notes	20,306	13.8	5,690	6.4
Structured finance securities	29,233	19.9	16,698	18.7
Common stock/equities	3,756	2.6	2,323	2.6
Limited partnership interest	—	—	—	—

Total	$146,911	100.0%	$89,373	100.0%

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 3. Investments (Continued)

        For equity securities of portfolio companies and partnership interests, we determine the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall valuation methodology. Under the enterprise value waterfall valuation methodology, we determine the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company's securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company's assets and liabilities. We also take into account historical and anticipated financial results.

        Our investment in GSC Investment Corp. CLO 2007, Ltd. ("GSCIC CLO") is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to GSCIC CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in GSCIC CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in GSCIC CLO at February 28, 2011. The significant inputs for the valuation model include:

  •
  Default rates: 2.5% for first 12 months, 3.0% for following 12 months, and 3.5% thereafter

  •
  Recovery rates: 40-65%

  •
  Reinvestment rates: LIBOR plus 350 basis points for first 12 months, and LIBOR plus 300 basis points thereafter

  •
  Prepayment rate: 25% for first 24 months, followed by 20% for next 12 months, and 15% thereafter

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

        On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSCIC CLO (which are referred in the unaudited balance sheet of GSCIC CLO below as "Preference shares"), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSCIC CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of GSCIC CLO's assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the GSCIC CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the years ended February 28, 2011, 2010 and 2009, we accrued $2.0, $2.1 and $2.0 million in management fee income, respectively and $3.3, $2.4 and $4.4 million in interest income, respectively, from GSCIC CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

        At February 28, 2011, the Company determined that the fair value of its investment in the subordinated notes of GSCIC CLO was $22.7 million, whereas the net asset value of GSCIC CLO on such date was $26.9 million. The Company does not believe that the net asset value of GSCIC CLO, which is the difference between GSCIC CLO's assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of GSCIC CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of GSCIC CLO based on the present value of the projected future cash flows of the subordinated notes over the life of GSCIC CLO. At February 28, 2011, GSCIC CLO had investments with a principal balance of $410.2 million and a weighted average spread over LIBOR of 3.6%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, GSCIC CLO earns a "spread" between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2011, the total "spread", or projected future cash flows of the subordinated notes, over the life of GSCIC CLO was $45.4 million, which had a present value of approximately $23.1 million, using a 20.0% discount rate. At February 28, 2011, the fair value of the subordinated notes, which we base upon the present value of the projected cash flows, was $22.7 million, which was less than the net asset value of GSCIC CLO on such date by approximately $4.2 million.

        Below is certain summary financial information from the separate unaudited financial statements of GSCIC CLO as of February 28, 2011 and February 28, 2010 and for the years ended February 28, 2011 and 2010.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

GSC Investment Corp. CLO 2007

Balance Sheet

(unaudited)

	As of February 28, 2011	As of February 28, 2010
	(unaudited)	(unaudited)
ASSETS
Investments
Fair Value Loans	$373,564,517	$335,775,991
Fair Value Bonds	2,243,464	5,353,260
Fair Value Other/Structured finance securities	15,362,136	6,082,163

Total investments at fair value	391,170,117	347,211,414
Cash and cash equivalents	19,887,581	21,069,656
Interest receivable	1,737,017	1,849,564
Deferred bond issuance	3,545,449	4,271,780

Total assets	$416,340,164	$374,402,414

LIABILITIES
Interest payable	701,640	680,543
Payable from open trades	25,151,104	482,598
Accrued senior collateral monitoring fee	46,351	46,102
Accrued subordinate collateral monitoring fee	185,402	281,826
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(538,121)	(598,594)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(569,252)	(633,223)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,464,346)	(1,628,905)

Total liabilities	$389,472,822	$364,590,391

PARTNERS' CAPITAL
Preference shares principal	30,000,000	30,000,000
Preferred shares	(14,270,311)	(98,730,451)
Partners distributions	(12,611,230)	(5,917,667)
Net income	23,748,883	84,460,141

Total capital	26,867,342	9,812,023

Total liabilities and partners' capital	$416,340,164	$374,402,414

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the year ended February 28, 2011	For the year ended February 28, 2010	For the year ended February 28, 2009
	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$20,838,831	$22,551,961	$29,240,664
Interest from cash and cash equivalents	22,769	29,116	354,949
Other income	416,035	572,888	276,066

Total investment income	21,277,635	23,153,965	29,871,679

EXPENSES
Interest expense	6,566,657	7,885,807	18,355,866
Professional fees	257,209	155,770	171,178
Misc. Fee Expense	3,532	21,542	2,649
Senior collateral monitoring fee	406,471	411,479	411,865
Subordinate collateral monitoring fee	1,625,886	1,645,917	1,647,461
Trustee expenses	101,625	102,828	102,561
Amortization expense	1,015,333	1,418,238	1,051,492

Total expenses	9,976,713	11,641,581	21,743,072

NET INVESTMENT INCOME	11,300,922	11,512,384	8,128,607

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	750,253	(12,544,563)	391,186
Net unrealized appreciation/(depreciation) on investments	11,697,708	85,492,320	(91,404,608)

Net gain/(loss) on investments	12,447,961	72,947,757	(91,013,422)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,748,883	$84,460,141	$(82,884,815)

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

GSC Investment Corp. CLO 2007
Schedule of Investments
February 28, 2011
(unaudited)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		—	—	—
M/C Acquisition Corp.	Common	Equity	0.00%		68,806.10	68,806.10	—
Network Communications, Inc.	Common	Equity	0.00%		169,143.00	169,143.00	720,549.18
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		224,656.05	224,656.05	128,576.00
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		2,881,565.93	2,881,565.93	5,410.50
ABP Corporation (Au Bon Pain)	Term Loan	First Lien Term Loans	8.50%	2/28/2013	3,678,253.97	3,663,508.63	3,641,471.43
Acosta, Inc.	Term B Loan	First Lien Term Loans	0.00%	3/1/2018	500,000.00	500,000.00	504,625.00
Acosta, Inc.	Term Loan Retired 03/01/2011	First Lien Term Loans	4.50%	7/28/2013	1,904,344.16	1,860,734.35	1,901,925.64
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	First Lien Term Loans	3.07%	6/1/2013	253,920.12	236,167.28	236,569.75
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/1/2013	4,652,899.52	4,462,578.40	4,334,966.90
Aeroflex Incorporated	Tranche B-1 Term Loan Retired 05/09/2011	First Lien Term Loans	4.31%	8/15/2014	3,896,513.07	3,839,728.23	3,906,254.36
Aeroflex Incorporated	Tranche B-2 Term Loan Retired 05/09/2011	First Lien Term Loans	4.81%	8/15/2014	600,000.00	599,257.64	598,500.00
Aerostructures Acquisition LLC	Term Loan	First Lien Term Loans	7.25%	3/1/2013	617,575.15	593,523.66	571,257.01
Affordable Care, Inc.	Term Loan	First Lien Term Loans	0.00%	12/31/2015	1,000,000.00	985,000.00	985,000.00
APS Healthcare, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.52%	3/30/2013	1,848,940.21	1,808,134.67	1,802,716.70
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	First Lien Term Loans	3.27%	7/3/2014	5,925,000.00	5,811,966.74	5,828,718.75
Aurora Diagnostics, LLC	Tranche B Term Loan	First Lien Term Loans	6.25%	5/26/2016	508,611.11	508,611.11	509,033.26
Autotrader.com, Inc.	Tranche B Term Loan	First Lien Term Loans	4.75%	12/15/2016	2,000,000.00	1,990,315.79	2,018,760.00
Axcan Intermediate Holdings Inc.	Term Loan	First Lien Term Loans	3.67%	2/10/2017	1,333,333.34	1,323,392.68	1,346,453.34
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	989,361.70	975,101.51	1,001,422.02
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	2,968,085.11	2,989,633.98	3,004,266.06
Bankruptcy Management Solutions, Inc.	Term Loan B	First Lien Term Loans	7.50%	8/20/2014	3,956,480.95	3,544,161.26	1,819,981.24

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	First Lien Term Loans	7.61%	4/21/2015	5,077,647.80	5,042,065.34	5,090,341.92
California Family Health LLC (fka CFF Acquisition LLC)	Term A Loan	First Lien Term Loans	7.50%	7/31/2015	2,814,935.15	2,808,773.55	2,800,860.47
CCM Merger Inc. (Motor City Casino)	Term B Loan Retired 03/01/2011	First Lien Term Loans	8.50%	7/13/2012	3,390,357.68	3,272,522.03	3,390,357.68
Celanese US Holdings LLC	Dollar Term B Loan	First Lien Term Loans	1.80%	4/2/2014	682,863.28	669,206.01	684,495.32
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	First Lien Term Loans	0.00%	10/31/2016	3,500,000.00	3,548,125.00	3,530,135.00
Cenveo Corporation	Term B Facility	First Lien Term Loans	6.25%	12/21/2016	3,000,000.00	2,970,944.77	3,027,510.00
CHS/ Community Health Systems, Inc.	Extended Term Loan	First Lien Term Loans	3.81%	1/25/2017	1,360,447.57	1,341,805.26	1,367,930.03
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	First Lien Term Loans	2.56%	7/25/2014	139,401.61	135,935.60	138,646.05
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	First Lien Term Loans	2.56%	7/25/2014	2,705,963.94	2,640,759.38	2,691,297.61
Cinedigm Digital Funding I, LLC	Term Loan	First Lien Term Loans	5.25%	4/29/2016	1,861,232.83	1,845,123.22	1,870,538.99
Cinemark USA, Inc.	Extended Term Loan	First Lien Term Loans	3.54%	4/30/2016	5,644,908.47	5,345,038.63	5,690,801.58
Citco III Limited	B Term Loan	First Lien Term Loans	4.46%	6/30/2014	3,625,897.91	3,544,965.46	3,607,768.42
Consolidated Container Company LLC	Loan (First Lien)	First Lien Term Loans	2.50%	3/28/2014	5,286,112.84	4,848,097.79	5,173,782.94
Consolidated Precision Products Corp.	Term Loan	First Lien Term Loans	7.75%	4/17/2014	1,421,747.25	1,406,721.29	1,393,312.30
Contec, LLC	Tranche B Term Loan	First Lien Term Loans	7.75%	7/28/2014	2,658,068.24	2,620,135.01	2,409,990.73
Continental Alloys & Services, Inc.	Term Facility	First Lien Term Loans	8.50%	6/15/2012	3,003,801.64	2,886,238.89	3,001,308.49
Covanta Energy Corporation	Funded Letter of Credit	First Lien Term Loans	1.70%	2/10/2014	877,006.64	852,656.50	873,875.73
Covanta Energy Corporation	Term Loan	First Lien Term Loans	1.81%	2/10/2014	1,715,998.89	1,668,244.95	1,709,872.78
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	First Lien Term Loans	5.00%	2/13/2017	5,000,000.00	4,975,137.11	5,012,500.00
CRC Health Corporation	Term B-2 Loan	First Lien Term Loans	4.80%	11/16/2015	2,000,000.00	1,877,839.30	1,992,500.00

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Culligan International Company	Dollar Loan	First Lien Term Loans	2.52%	11/24/2012	2,418,341.71	2,339,418.53	2,106,375.63
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	First Lien Term Loans	0.00%	2/21/2014	969,492.86	924,593.85	664,102.61
Del Monte Foods Company	Initial Term Loan	First Lien Term Loans	0.00%	3/8/2018	1,500,000.00	1,496,250.00	1,511,715.00
Dollar General Corporation	Tranche B-1 Term Loan	First Lien Term Loans	3.03%	7/7/2014	5,378,601.89	5,118,264.03	5,389,036.38
DS Waters of America, Inc.	Term Loan	First Lien Term Loans	2.57%	10/29/2012	495,887.91	482,801.98	485,350.29
DynCorp International Inc.	Term Loan	First Lien Term Loans	6.25%	7/7/2016	997,500.00	979,658.17	1,005,809.18
Education Management LLC	Tranche C-2 Term Loan	First Lien Term Loans	4.31%	6/1/2016	7,112,225.64	6,533,749.53	6,997,789.93
eInstruction Corporation	Initial Term Loan	First Lien Term Loans	4.31%	7/2/2013	3,036,981.16	2,892,088.31	2,794,022.67
Electrical Components International, Inc.	Synthetic Revolving Loan	First Lien Term Loans	1.40%	2/4/2016	117,647.06	115,902.70	117,941.18
Electrical Components International, Inc.	Term Loan	First Lien Term Loans	6.75%	2/4/2017	1,882,352.94	1,854,388.77	1,887,058.82
Emdeon Business Services LLC	Term Loan (First Lien)	First Lien Term Loans	2.27%	11/16/2013	4,877,709.30	4,730,605.65	4,855,369.39
Federal-Mogul Corporation	Tranche B Term Loan	First Lien Term Loans	2.20%	12/29/2014	2,643,542.00	2,449,987.19	2,573,329.53
Federal-Mogul Corporation	Tranche C Term Loan	First Lien Term Loans	2.20%	12/28/2015	1,348,745.92	1,249,430.72	1,312,923.23
First Data Corporation	Non Extending B-1 Term Loan	First Lien Term Loans	3.01%	9/24/2014	3,727,177.74	3,628,772.68	3,555,727.57
First Data Corporation	Non Extending B-2 Term Loan	First Lien Term Loans	3.01%	9/24/2014	1,868,259.45	1,820,772.29	1,783,122.87
FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan	First Lien Term Loans	2.51%	4/30/2013	4,461,804.97	4,354,515.34	4,461,804.97
FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan	First Lien Term Loans	2.51%	4/30/2013	901,783.17	880,095.78	901,783.17
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	First Lien Term Loans	4.80%	12/18/2015	1,295,106.39	1,291,171.69	1,246,539.90
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	First Lien Term Loans	5.30%	12/20/2016	1,295,106.39	1,290,884.26	1,253,015.43
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	First Lien Term Loans	4.51%	12/1/2016	1,549,402.08	1,468,868.52	1,549,216.15

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	1.68%	3/31/2013	4,269,542.38	4,234,545.94	4,255,068.63
Georgia-Pacific LLC	Term Loan B	First Lien Term Loans	2.30%	12/23/2012	2,876,959.36	2,765,714.05	2,878,886.93
Georgia-Pacific LLC	Term Loan C	First Lien Term Loans	3.55%	12/23/2014	2,520,061.91	2,390,203.54	2,529,209.74
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	First Lien Term Loans	1.96%	4/30/2014	5,700,000.00	5,172,418.91	5,631,600.00
Graham Packaging Company, L.P.	C Term Loan	First Lien Term Loans	6.75%	4/5/2014	4,586,342.36	4,586,342.36	4,605,467.41
Graphic Packaging International, Inc.	Term B Loan	First Lien Term Loans	2.30%	5/16/2014	3,317,757.60	3,102,030.89	3,315,700.59
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	First Lien Term Loans	4.31%	12/5/2016	3,548,951.99	3,412,119.41	3,531,207.23
GSI Holdings L.L.C.	Term Loan	First Lien Term Loans	3.32%	8/1/2014	5,794,413.79	5,687,799.11	5,664,039.48
Hanger Orthopedic Group, Inc.	Term B Loan	First Lien Term Loans	5.25%	12/1/2016	4,000,000.00	4,014,504.28	4,039,160.00
HCA Inc.	Tranche B-1 Term Loan	First Lien Term Loans	2.55%	11/18/2013	5,734,690.09	5,470,318.55	5,720,353.37
Hilsinger Company, The	Term Loan	First Lien Term Loans	3.55%	12/31/2013	1,438,858.92	1,411,074.05	1,294,973.02
Hoffmaster Group, Inc.	Term Loan (First Lien)	First Lien Term Loans	7.00%	6/2/2016	3,728,750.00	3,656,666.87	3,733,410.94
Hunter Defense Technologies, Inc.	Term Loan	First Lien Term Loans	3.56%	8/22/2014	4,600,368.18	4,496,162.98	4,493,041.59
Hygenic Corporation, The	Term Loan	First Lien Term Loans	2.80%	4/30/2013	1,731,547.92	1,674,176.45	1,614,668.43
Infor Enterprise Solutions Holdings, Inc.	Extended Delayed Draw Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	1,329,764.93	1,218,396.98	1,311,813.10
Infor Enterprise Solutions Holdings, Inc.	Extended Initial U.S. Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	2,548,716.09	2,334,951.51	2,514,308.42
Insight Equity A.P. X, LP	Term Loan	First Lien Term Loans	4.47%	12/18/2012	1,568,245.77	1,561,019.54	1,411,421.19
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	First Lien Term Loans	3.80%	5/18/2012	3,813,798.02	3,717,036.52	2,855,581.26
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-1 Loan	First Lien Term Loans	4.75%	8/4/2016	166,666.67	166,666.67	167,361.67
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-2 Loan	First Lien Term Loans	1.63%	8/4/2016	—	—	1,390.00

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
J. Crew Group, Inc.	Loan	First Lien Term Loans	0.00%	3/7/2018	1,000,000.00	1,000,000.00	1,002,190.00
Kalispel Tribal Economic Authority	Term Loan	First Lien Term Loans	7.50%	2/25/2017	4,000,000.00	3,920,036.55	3,920,036.55
Key Safety Systems, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.55%	3/8/2014	3,863,090.09	3,536,407.63	3,752,026.25
Kinetek Industries, Inc.	Term B-1 Loan	First Lien Term Loans	3.94%	11/10/2013	1,285,429.18	1,221,491.02	1,219,011.05
Kinetek Industries, Inc.	Term B-2 Loan	First Lien Term Loans	3.94%	11/10/2013	130,372.49	123,957.42	123,636.15
Lender Processing Services, Inc.	Term Loan B	First Lien Term Loans	2.76%	7/2/2014	633,750.00	630,214.34	631,373.44
Leslie's Poolmart, Inc.	Tranche B Term Loan (Expired 3.1.2011)	First Lien Term Loans	6.00%	11/21/2016	4,000,000.00	4,006,665.10	4,040,000.00
M/C Acquisition Corp.	Tranche C Term Loan	First Lien Term Loans	1.00%	12/31/2012	1,981,256.57	1,981,256.57	297,188.49
Matthew Warren Industries, Inc.	Term Loan	First Lien Term Loans	7.25%	11/1/2013	1,396,992.43	1,332,048.83	1,131,563.87
National Diversified Sales, Inc.	Term Loan	First Lien Term Loans	3.56%	8/9/2011	1,260,509.09	1,224,766.80	1,247,904.00
Nielsen Finance LLC	Class A Dollar Term Loan	First Lien Term Loans	2.26%	8/9/2013	4,924,279.31	4,806,327.01	4,936,590.00
Novelis, Inc.	Term Loan (Old)	First Lien Term Loans	5.25%	12/17/2016	4,000,000.00	4,039,222.32	4,056,800.00
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	First Lien Term Loans	0.00%	4/27/2017	4,000,000.00	3,960,000.00	3,960,000.00
NPC International, Inc.	Term Loan	First Lien Term Loans	2.04%	5/3/2013	4,317,594.99	4,161,646.69	4,309,521.09
NRG Energy, Inc.	Extended Maturity Credit-Linked Deposit	First Lien Term Loans	3.55%	8/31/2015	1,000,000.00	1,003,704.93	1,007,000.00
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	First Lien Term Loans	2.05%	2/1/2013	739,112.79	723,964.39	738,085.42
NRG Energy, Inc.	Original Maturity Term Loan	First Lien Term Loans	2.04%	2/1/2013	2,880,954.36	2,823,408.19	2,876,949.83
NuSil Technology LLC.	Tranche B Term Loan	First Lien Term Loans	6.00%	2/18/2015	3,780,000.00	3,749,884.62	3,780,000.00
Nuveen Investments, Inc.	Non-Extended First-Lien Term Loan	First Lien Term Loans	3.30%	11/13/2014	2,494,682.50	2,450,409.78	2,429,197.08
Nyco Holdings 3 ApS (Nycomed)	Facility B2	First Lien Term Loans	4.26%	12/29/2014	1,766,353.91	1,687,711.95	1,730,390.95
Nyco Holdings 3 ApS (Nycomed)	Facility C2	First Lien Term Loans	4.76%	12/29/2015	1,765,817.04	1,679,620.23	1,738,694.09
Onex Carestream Finance LP	Term Loan	First Lien Term Loans	0.00%	2/25/2017	5,000,000.00	4,975,000.00	4,975,000.00
Pelican Products, Inc.	Term Loan Old	First Lien Term Loans	5.75%	11/30/2016	3,000,000.00	2,971,225.90	3,020,010.00

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	First Lien Term Loans	3.56%	12/15/2014	928,355.06	856,512.77	900,504.41
Physician Oncology Services, LP	Delayed Draw Term Loan	First Lien Term Loans	0.00%	1/31/2017	—	(510.20)	(51,020.41)
Physician Oncology Services, LP	Effective Date Term Loan	First Lien Term Loans	0.00%	1/31/2017	448,979.59	444,489.79	444,489.79
Pinnacle Foods Finance LLC	Term Loan	First Lien Term Loans	2.76%	4/2/2014	4,818,867.45	4,668,243.80	4,808,555.07
PRA International	U.S. Term Loan	First Lien Term Loans	3.56%	12/15/2014	1,286,657.04	1,187,086.96	1,222,324.19
Prestige Brands, Inc.	Term Loan	First Lien Term Loans	4.75%	3/24/2016	4,167,500.00	4,152,818.99	4,189,629.43
QA Direct Holdings, LLC	Term Loan Retired 03/23/2011	First Lien Term Loans	8.25%	8/10/2014	1,756,006.41	1,746,771.22	1,747,226.37
QCE, LLC (Quiznos)	Term Loan (First Lien)	First Lien Term Loans	5.01%	5/5/2013	2,713,190.37	2,642,924.24	2,579,457.21
Quintiles Transnational Corp.	Term B Loan (First Lien)	First Lien Term Loans	2.31%	3/31/2013	1,350,371.77	1,341,559.62	1,346,995.84
Ranpak Corp.	US Dollar Term Loan B (First Lien)	First Lien Term Loans	4.77%	12/27/2013	2,729,246.91	2,702,687.90	2,592,784.56
Repconstrickland, Inc.	Term B Loan	First Lien Term Loans	10.00%	2/19/2014	2,982,728.94	2,963,647.62	2,744,110.62
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	First Lien Term Loans	2.56%	7/19/2013	1,624,605.91	1,553,406.53	1,614,939.51
Royal Adhesives and Sealants, LLC	Term A Loan	First Lien Term Loans	7.25%	11/29/2015	5,000,000.00	4,925,515.46	4,925,515.46
Royalty Pharma Finance Trust	Tranche B Term Loan	First Lien Term Loans	2.55%	4/16/2013	4,111,215.97	4,104,705.36	4,126,633.03
Scitor Corporation	Term Loan	First Lien Term Loans	5.00%	2/15/2017	500,000.00	497,513.70	503,540.00
Scotsman Industries, Inc.	Term Loan	First Lien Term Loans	5.51%	4/30/2016	942,875.00	934,735.91	946,410.78
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	623,300.69	607,431.83	619,592.05
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	2,254,230.99	2,196,806.26	2,240,818.31
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	1,418,607.54	1,377,770.72	1,410,166.83
SI Organization, Inc., The	New Tranche B Term Loan	First Lien Term Loans	4.50%	11/22/2016	4,000,000.00	3,961,771.69	4,030,000.00
Specialized Technology Resources, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.76%	6/13/2014	3,525,541.14	3,444,179.09	3,283,160.18
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	First Lien Term Loans	3.76%	2/28/2014	500,000.00	500,000.00	503,325.00

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	First Lien Term Loans	2.01%	2/28/2014	197,048.29	191,854.98	196,124.14
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	First Lien Term Loans	3.93%	2/28/2016	4,557,118.92	4,416,466.04	4,579,904.51
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	First Lien Term Loans	6.25%	12/16/2016	1,000,000.00	985,480.11	1,005,000.00
SuperMedia Inc. (fka Idearc Inc.)	Loan	First Lien Term Loans	11.00%	12/31/2015	359,814.84	347,869.42	238,604.01
Survey Sampling International, LLC	Term Loan	First Lien Term Loans	10.40%	12/31/2012	1,775,682.81	1,766,072.88	1,154,193.83
Targus Holdings, Inc.	Tranche B Term Loan (First Lien)	First Lien Term Loans	8.75%	11/22/2012	2,789,590.13	2,701,111.60	2,768,668.21
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	First Lien Term Loans	7.00%	12/23/2015	4,000,000.00	3,940,237.96	3,940,000.00
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	First Lien Term Loans	2.27%	11/23/2012	5,570,899.22	5,369,892.96	5,543,044.72
Telcordia Technologies, Inc.	Term Loan	First Lien Term Loans	6.75%	4/30/2016	3,970,000.00	3,961,377.31	3,982,426.10
Texas Competitive Electric Holdings Company, LLC (TXU)	Initial Tranche B-2 Term Loan	First Lien Term Loans	3.79%	10/10/2014	5,805,000.00	5,740,180.49	4,834,868.40
TransFirst Holdings, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/15/2014	2,412,500.00	2,359,446.81	2,320,028.88
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	First Lien Term Loans	2.51%	7/31/2013	1,223,255.73	1,173,926.02	1,180,441.78
Triumph Group Inc.	Loan Retired 04/05/2011	First Lien Term Loans	4.50%	6/16/2016	1,243,750.00	1,238,248.14	1,246,088.25
U.S. Security Holdings, Inc.	Acquisition Term Loan	First Lien Term Loans	4.04%	5/8/2013	106,289.18	102,004.59	105,224.16
U.S. Security Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	4.04%	5/8/2013	564,357.57	541,607.94	561,535.79
U.S. Silica Company	Loan	First Lien Term Loans	5.75%	5/9/2016	1,343,250.00	1,337,430.07	1,344,929.06
United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	First Lien Term Loans	5.50%	5/13/2015	1,393,000.00	1,381,246.08	1,394,741.25
Univar Inc.	Term B Loan	First Lien Term Loans	0.00%	6/30/2017	3,000,000.00	3,000,000.00	3,000,000.00
USI Holdings Corporation	Tranche B Term Loan	First Lien Term Loans	2.77%	5/5/2014	4,832,286.80	4,689,161.34	4,820,206.08

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011
(unaudited)

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (Continued)

Issuer Name	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	First Lien Term Loans	0.00%	12/22/2016	4,000,000.00	4,000,000.00	4,000,000.00
Weasler Engineering, Inc.	Term Loan	First Lien Term Loans	6.76%	9/30/2013	1,195,706.60	1,023,493.22	1,171,792.47
Weight Watchers International, Inc.	Term B Loan	First Lien Term Loans	1.81%	1/26/2014	1,242,139.03	1,228,356.23	1,239,033.68
Weight Watchers International, Inc.	Term D Loan	First Lien Term Loans	2.56%	6/30/2016	2,755,924.17	2,701,780.26	2,765,376.99
Wendy's/Arby's Restaurants, LLC	Term Loan	First Lien Term Loans	5.00%	5/24/2017	1,194,000.00	1,188,677.74	1,202,584.86
Wenner Media LLC	Term Loan	First Lien Term Loans	2.01%	10/2/2013	2,830,535.00	2,750,228.54	2,717,313.60
Wesco Aircraft Hardware Corp.	Loan (Second Lien) Retired 04/07/2011	First Lien Term Loans	6.02%	3/28/2014	1,720,000.00	1,655,182.55	1,721,427.60
Wil Research Laboratories, LLC	Term B Loan	First Lien Term Loans	4.31%	9/26/2013	1,828,419.39	1,693,355.92	1,609,009.06
WireCo WorldGroup Inc.	Term Loan	First Lien Term Loans	5.25%	2/10/2014	4,687,066.10	4,582,304.81	4,687,066.10
Worldwide Express Operations, LLC	Term Loan	First Lien Term Loans	7.50%	6/30/2013	3,844,760.86	3,844,760.86	3,075,808.69
Yankee Candle Company, Inc.	Term Loan	First Lien Term Loans	2.27%	2/6/2014	2,537,336.16	2,358,862.21	2,530,409.24
Yell Group Plc	Facility B1—YB (USA) LLC (11/2009)	First Lien Term Loans	4.01%	7/31/2014	3,216,222.97	3,148,339.73	1,485,895.01
ALM 2010-1A	Floating—05/2020— B—00162VAE5	Other/Structured Finance Securities	2.58%	5/20/2020	4,000,000.00	3,682,050.40	3,657,600.00
BABSN 2007-1A	Floating—01/2021—D1—05617AAA9	Other/Structured Finance Securities	3.55%	1/18/2021	1,500,000.00	1,207,311.29	1,050,000.00
GALE 2007-3A	Floating—04/2021— E—363205AA3	Other/Structured Finance Securities	3.80%	4/19/2021	4,000,000.00	3,235,639.60	2,800,000.00
KATO 2006-9A	Floating—01/2019— B2L—486010AA9	Other/Structured Finance Securities	3.80%	1/25/2019	5,000,000.00	4,115,336.58	3,500,000.00
Network Communications, Inc.	8.600%—01/2020—6412BAD3	Unsecured Notes	8.60%	1/14/2020	1,028,572.00	3,260,000.00	743,451.84
STCLO 2007-6A	Floating—04/2021— D—86176YAG7	Other/Structured Finance Securities	3.90%	4/17/2021	5,000,000.00	3,976,453.35	3,500,000.00
Elyria Foundry Company, LLC	13.000%—03/2013—290608AA6	Unsecured Notes	17.00%	3/1/2013	2,040,000.00	2,006,315.67	1,500,012.00

						402,031,793.88	391,170,116.85

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

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

        To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2011 and 2010, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the GSCIC CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 28, 2011	February 28, 2010
Accumulated net investment income/(loss)	$474	$449
Accumulated net realized gains (losses) on investments	(474)	1,213
Additional paid-in-capital		(1,662)

        For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2011 was as follows (dollars in thousands):

	February 28, 2011	February 28, 2010
Ordinary Income	$11,796	$16,343
Capital gains	—	—
Return of capital	—	—
Total	$11,796	$16,343

        For federal income tax purposes, as of February 28, 2011, the aggregate net unrealized depreciation for all securities is $18.2 million. The aggregate cost of securities for federal income tax purposes is $466.6 million.

        At February 28, 2011 and 2010, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company's consolidated statements of assets and

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 5. Income Taxes (Continued)

liabilities by temporary book/tax differences primarily arising from the consolidation of the GSCIC CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 28, 2011	February 28, 2010
Post October loss deferred	$(9,819)	$(4,560)
Accumulated capital losses	(36,610)	(17,306)
Other temporary differences	(59)	(2,208)
Undistributed ordinary income	1,760	3,950
Unrealized depreciation	(18,172)	(61,539)
Total components of accumulated losses	$(62,900)	$(81,663)

        Post-October losses represent losses realized on investments from November 1, 2010 to February 28, 2011, in accordance with federal income tax regulations, the Company has elected to defer and treat as having arisen in the following fiscal year.

        The Company has incurred capital losses of $19.3, $14.1, and $3.2 million for the years ended February 28, 2011, 2010, and 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019, 2018, and 2017.

        Management has analyzed the Company's tax positions taken on federal income tax returns for all open years (fiscal years 2008-2011), and has concluded that no provision for uncertain income tax positions is required in the Company's financial statements.

Note 6. Agreements

        On July 30, 2010, the Company entered into an investment advisory and management agreement (the "Management Agreement") with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

        The base management fee of 1.75% is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters, and appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarter.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 6. Agreements (Continued)

        The incentive fee consists of the following two parts:

        The first, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter, subject to a "catch-up" provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized); and 20% of the amount of the our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our manager will receive 20% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate of 1.875% without any catch-up provision. Amounts received from our portfolio companies as a return of capital are not included in calculating this portion of the incentive fee. Since the hurdle rate is based on net assets, a return of less than the hurdle rate on total assets may still result in an incentive fee.

        The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our "incentive fee capital gains," which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the "incentive fee capital gains" calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

        The terms of the Management Agreement with our Mangaer is substantially similar to the terms (i.e., a quarterly base management fee of 1.75% of the average value of our total assets—other than cash or cash equivalents but including assets purchased with borrowed funds—at the end of the two most recently completed fiscal quarters, and an incentive fee) of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 6. Agreements (Continued)

  •
  Under the "catch up" provision, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to our Manager. This will enable our Manager to receive 20% of all net investment income as such amount approaches 2.344% in any quarter, and our Manager will receive 20% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20% of the excess net investment income over 1.875%.

  •
  We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

        For the years ended February 28, 2011, 2010 and 2009, we incurred $1.6, $2.0 and $2.7 million in base management fees, respectively. For the years ended February 28, 2011, 2010 and 2009, we incurred $0.4, $0.3 and $1.8 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2011, we incurred $0.4 million in incentive fees related to pre-incentive fee net investment income and recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in "Note 14. Recapitalization Transaction" below. For the year ended February 28, 2011, we accrued $1.5 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2011, $0.7 million of base management fees and $1.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2010, $3.1 million of management and incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

        On July 30, 2010, the Company entered into a separate administration agreement (the "Administration Agreement") with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The amount payable to our Manager as administrator is capped at $1 million for the first year of the term of the administration agreement and the existence of a cap, and the determination of a proper cap amount, in the second year of the term of the administration agreement with our Manager will be determined by the mutual agreement of our independent directors and our Manager.

        The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 6. Agreements (Continued)

        For the years ended February 28, 2011, 2010 and 2009, we recognized $0.8, $0.7 and $1.0 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2011, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

Note 7. Borrowings

        As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

        On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the "Revolving Facility"). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the "Term Facility" and, together with the Revolving Facility, the "Facilities"), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral was used to repay outstanding borrowings. A significant percentage of our total assets had been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds were borrowed from or through certain lenders and interest was payable monthly at the greater of the commercial paper rate and our lender's prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market was unavailable, the greater of the prevailing LIBOR rates and our lender's prime rate plus 6.00% plus a default rate of 3.00%.

        In March 2009, we amended the Revolving Facility to increase the portion of the portfolio that could be invested in "CCC" rated investments in return for an increased interest rate and expedited amortization. As a result of these transactions, we expected to have additional cushion under our borrowing base under the Revolving Facility that would allow us to better manage our capital in times of declining asset prices and market dislocation.

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

        On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the "Replacement Facility") with Madison Capital Funding LLC, in each case, described in "Note 14. Recapitalization Transaction" below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 7. Borrowings (Continued)

terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder. As of February 28, 2011, there was $4.5 million outstanding under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the three year term of the facility. For the years ended February 28, 2011, 2010 and 2009, we recorded $2.2, $3.5 and $2.4 million of interest expense, respectively. For the For the years ended February 28, 2011, 2010, we recorded $0.4, $0.6 and $0.2 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the years ended February 28, 2011, 2010 and 2009 on the outstanding borrowings ranged from 7.50% to 9.25%, 1.37% to 9.25%, and 1.50% to 5.22% respectively.

        The Replacement Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Replacement Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Replacement Facility has an eight year term, consisting of a three year period (the "Revolving Period"), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Replacement Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50% to 75% of par or fair value depending on the type of loan asset) and the value of certain "eligible" loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company's option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period.

        Our borrowing base under the Replacement Facility was $19.9 million at February 28, 2011. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent quarterly report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2011 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended November 30, 2010. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

        At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, we may request an increase in the Replacement Facility amount of up to $60 million for a combined aggregate Replacement Facility amount of $100 million.

Note 8. Interest Rate Cap Agreements

        In April and May 2007, pursuant to the requirements of the Facilities, we, through wholly owned subsidiary, entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007, we increased

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 8. Interest Rate Cap Agreements (Continued)

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

        The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of November 30, 2010, we did not receive any such payments as the LIBOR has not exceeded 8%. As of February 28, 2011, the total notional amount outstanding for the interest rate caps was $53.4 million with an aggregate fair value of $16,265, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the years ended February 28, 2011, 2010 and 2009, we recorded $(25,884), $2,634 and $(37,221) of unrealized appreciation/(depreciation), respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

        The table below summarizes our interest rate cap agreements as of February 28, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$29,388	8.0%	Feb 2014	$12
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	4

	Net fair value				$16

        The table below summarizes our interest rate cap agreements as of February 28, 2010 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$39,184	8.0%	Feb 2014	$30
Interest Rate Cap	Free Standing Derivative	26,433	8.0	Nov 2013	12

	Net fair value				$42

Note 9. Directors Fees

        The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors' and officers' liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors' fees in the form of our common stock issued at a price per share

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 9. Directors Fees (Continued)

equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are "interested persons" of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2011, 2010, and 2009, we accrued $0.4, $0.3 and $0.3 million for directors' fees expense, respectively. As of February 28, 2011 and February 28, 2010, $51,000 and $48,000 in directors' fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 28, 2011, we had not issued any common stock to our directors as compensation for their services.

Note 10. Stockholders' Equity

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

        On March 28, 2007, the Company completed its IPO of 725,000 shares of common stock, priced at $150.00 per share, before underwriting discounts and commissions. Total proceeds received from the IPO, net of $7.1 million in underwriter's discount and commissions, and $1.0 million in offering costs, were $100.7 million.

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

        On July 30, 2010, our Manager and its affiliates purchased 986,842 shares of common stock at $15.20 per share. Total proceeds received from this sale were $15.0 million. See "Note 14. Recapitalization Transaction."

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 11. Earnings Per Share

        In accordance with the provisions of FASB ASC 260, "Earnings per Share" ("ASC 260"), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

        The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2011, 2010 and 2009 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2011	February 28, 2010	February 28, 2009
Net increase (decrease) in net assets from operations	$16,958	$(10,463)	$(21,315)
Weighted average common shares outstanding	2,437,577	1,061,351	829,138
Earnings (loss) per common share-basic and diluted	$6.96	$(9.86)	$(25.71)

Note 12. Dividend

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

        Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 12. Dividend (Continued)

calculated based on a price of $15.099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

        The following tables summarize dividends declared during the years ended February 28, 2011, 2010 and 2009 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	$11,796

Total dividends declared			$4.40	$11,796

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	$15,132
Total dividends declared			$18.25	$15,132

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 22, 2008	May 30, 2008	June 13, 2008	$3.90	$3,234
August 19, 2008	August 29, 2008	September 15, 2008	3.90	3,234
December 8, 2008	December 18, 2008	December 29, 2008	2.50	2,072
Total dividends declared			$10.30	$8,540

*
Amount per share is calculated based on the number of shares outstanding at the date of declaration. For 2009 and 2008, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 13. Financial Highlights

        The following is a schedule of financial highlights for the years ended February 28, 2011, 2010, 2009 and February 29, 2008:

        For 2010, 2009 and 2008, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
Per share data:(7)
Net asset value at beginning of period	$32.75	$82.00	$118.00	$140.30
Net investment income(1)	2.15	5.40	16.70	13.00
Net realized and unrealized gains and losses on investments and derivatives	4.81	(15.30)	(42.40)	(19.80)

Net increase (decrease) in net assets from operations	6.96	(9.90)	(25.70)	(6.80)
Distributions declared from net investment income	(4.40)	(18.25)	(10.30)	(13.70)
Distributions declared from net realized capital gains	—	—	—	(1.80)

Total distributions to stockholders	(4.40)	(18.25)	(10.30)	(15.50)
Other(5)	(9.05)	(21.10)	—	—
Net asset value at end of period	$26.26	$32.75	$82.00	$118.00
Net assets at end of period	$86,071,454	$55,478,152	$68,013,777	$97,869,040
Shares outstanding at end of period	3,277,077	1,694,010	829,138	829,138
Per share market value at end of period(7)	$21.25	$19.20	$19.90	$110.40
Total return based on market value(2)	38.25%	113.10%	(70.33)%	0.45%
Total return based on net asset value(3)	0.16%	(11.92)%	14.40%	10.96%
Ratio/Supplemental data:(6)
Ratio of net investment income, before the reversal of deferred incentive fee to average, net assets(4)(6)	6.87%	9.12%	16.21%	9.63%
Ratio of operating expenses, before the reversal of deferred incentive fee, to average net assets(4)	11.71%	8.71%	5.94%	4.31%
Ratio of incentive management fees to average net assets	2.45%	0.52%	2.05%	0.64%
Ratio of credit facility related expenses to average net assets	3.42%	6.54%	3.05%	4.51%
Ratio of total expenses, before the reversal of deferred incentive fee, to average net assets(4)	11.68%	15.77%	11.04%	9.45%

(1)
Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $2.05, $4.75, $15.46 and $10.80 per share for the years ended February 28, 2011, 2010, 2009 and February 29, 2008, respectively.

(2)
Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 13. Financial Highlights (Continued)

(3)
Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total investment return does not reflect brokerage commissions. The total return based on net asset value for the year ended February 28, 2011 includes the effect of the waiver of deferred incentive fees which equaled (3.45)%.

(4)
For the year ended February 28, 2011, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 6.53%, 12.05%, and 12.02%, respectively. For the year ended February 28, 2010, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 8.10%, 9.78% and 16.84%, respectively. For the year ended February 28, 2009, excluding the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 15.19%, 7.12% and 12.23%, respectively. For the year ended February 29, 2008, excluding the expense waiver and reimbursement agreement, the ratio of net investment income, operating expenses, total expenses to average net assets is 8.11%, 5.91% and 11.05%, respectively.

(5)
Represents the dilutive effect of the common stock dividend issuance at a price below net asset value per share during the period.

(6)
These ratios for the years ended February 28, 2010, 2009 and February 29, 2008 do not include the effect of the waiver of deferred incentive fees which is (3.83)% on a non-annualized basis as this is a one time waiver.

(7)
February 28, 2010, 2009 and February 29, 2008 data has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

Note 14. Recapitalization Transaction

        In July 2010, we consummated a recapitalization transaction that was necessitated by the fact that we had exceeded permissible borrowing limits under the Revolving Facility in July 2009, which resulted in an event of default under the Revolving Facility. As a result of the event of default under the Revolving Facility, the lender had the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. We engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with our Manager and certain of its affiliates and an assignment, assumption and novation agreement with our Manager, pursuant to which we assumed certain rights and obligations of our Manager under a debt commitment letter our Manager received from Madison Capital Funding LLC, indicating Madison Capital Funding's willingness to provide us with the Replacement Facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P., our then external investment adviser, entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 14. Recapitalization Transaction (Continued)

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

  •
  the execution of a trademark license agreement with our Manager pursuant to which our Manager granted us a non-exclusive, royalty-free license to use the "Saratoga" name, for so long as our Manager or one of its affiliates remains our investment adviser;

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

  •
  the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and president and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

  •
  our name change from "GSC Investment Corp." to "Saratoga Investment Corp."

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 2011

Note 15. Selected Quarterly Data (Unaudited)

	2011
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,624	$4,580	$2,566	$2,270
Net investment income	830	1,935	2,482	2
Net realized and unrealized gain (loss)	3,463	1,375	4,218	2,653
Net increase (decrease) in net assets resulting from operations	4,294	3,310	6,700	2,655
Net investment income per common share at end of each quarter	$0.25	$0.70	$1.21	$0.00
Net realized and unrealized gain (loss) per common share at end of each quarter	$1.06	$0.50	$2.06	$1.57
Dividends declared per common share	$—	$4.40	$—	$—
Net asset value per common share	$26.26	$24.95	$29.71	$34.32

	2010
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$3,637	$3,530	$3,685	$4,764
Net investment income	1,201	869	1,080	2,564
Net realized and unrealized gain (loss)	(10,067)	8,258	(17,168)	2,800
Net increase (decrease) in net assets resulting from operations	(8,866)	9,128	(16,088)	5,364
Net investment income per common share at end of each quarter	$0.70	$1.00	$1.30	$3.10
Net realized and unrealized gain (loss) per common share at end of each quarter	$(5.90)	$9.10	$(20.70)	$3.40
Dividends declared per common share	$—	$18.25	$—	$—
Net asset value per common share	$32.75	$38.00	$69.10	$88.50

	2009
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,476	$6,361	$5,835	$5,715
Net investment income	3,289	3,887	3,455	3,195
Net realized and unrealized loss	(17,296)	(11,438)	(6,023)	(384)
Net increase (decrease) in net assets resulting from operations	(14,008)	(7,551)	(2,567)	2,811
Net investment income per common share at end of each quarter	$4.00	$4.70	$4.20	$3.90
Net realized and unrealized loss per common share at end of each quarter	$(20.90)	$(13.80)	$(7.30)	$(0.50)
Dividends declared per common share	$—	$2.50	$3.90	$3.90
Net asset value per common share	$82.00	$101.40	$110.50	$117.50

Note 16. Subsequent Events

        Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the years ended February 28, 2011.