Form 10-K/A
period 2011-02-28
SARATOGA INVESTMENT CORP.
filed 2011-06-28
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

          The number of outstanding common shares of the registrant as of May 31, 2011 was 3,277,077.

EXPLANATORY NOTE

        Saratoga Investment Corp. (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended February 28, 2011 (the "Form 10-K"), originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 23, 2011. This Form 10-K/A is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Because we do not expect to file our definitive proxy statement within 120 days after our fiscal year end, we are filing this Form 10-K/A to include the Part III information in our Form 10-K. The reference on the cover of our original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of our original Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the original Form 10-K is hereby amended. This 10-K/A does not amend or otherwise update any other information in the original Form 10-K. This Form 10-K/A should be read in conjunction with our original Form 10-K. This Form 10-K/A has not been updated to reflect events that occurred after the date of the original Form 10-K.

        Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

i

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

        The following table sets forth the names, ages and positions held by each of our directors and executive officers, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that let to the conclusion that each individual should serve as a director. We do not currently have any executive officers who are not also directors.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	51	Chairman of the Board, Chief Executive Officer and President	2010	2012
Richard A. Petrocelli	42	Director, Chief Financial Officer, Vice President, Secretary and Chief Compliance Officer	2010	2011
Independent Directors
Steven M. Looney	62	Director	2007	2013
Charles S. Whitman III	69	Director	2007	2013
G. Cabell Williams	57	Director	2007	2011

        Christian L. Oberbeck—Mr. Oberbeck has over 23 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a leading middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company's investment adviser, and the Chief Executive Officer and President of the Company.

        Prior to assuming management responsibility for Saratoga Partners in 2008, Mr. Oberbeck has co-managed Saratoga Partners since 1995, when he joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle market companies.

        Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbecks's qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company's operations, gained through his service as an executive officer.

        Richard A. Petrocelli—Mr. Petrocelli has over 20 years of experience including investment management, private equity and corporate reorganizations. Mr. Petrocelli is a Managing Director and Chief Financial Officer at Saratoga Partners, a leading middle market private equity investment firm, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring middle market investments. Mr. Petrocelli is the Managing Director of Saratoga Investment Advisors, the Company's investment adviser, and the Chief Financial Officer, Vice President, Secretary and Chief Compliance Officer of the Company.

        Mr. Petrocelli began his career as an accountant before transitioning to alternative assets at Gabelli Asset Management Company in 1993. Mr. Petrocelli's background brings financial expertise to the diligence and oversight processes, which is critically important when dealing in complex transactions. In addition to his involvement in originating, structuring, negotiating, consummating, managing and monitoring investments at Saratoga Partners, Mr. Petrocelli is currently the Chief Financial Officer of Saratoga Partners and is responsible for reporting and compliance. Mr. Petrocelli joined Saratoga Partners in 1998 from Gabelli Asset Management. At Gabelli Asset Management, Mr. Petrocelli was a Vice President in the corporate finance department with a primary focus on the Company's alternative investment business. Prior to that, he was a senior accountant at BDO Siedman. Mr. Petrocelli has served as a director of a number of Saratoga Partners' portfolio companies.

        Mr. Petrocelli graduated with a BSBA from Georgetown University in 1990 and earned an MBA from New York University's Stern School of Business in 1999. He is a Certified Public Accountant. Mr. Petrocelli's qualifications as a director include his broad experience in investment management, private equity and corporate reorganizations, as well as his intimate knowledge of the Company's operations, gained through his service as an executive officer.

        Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a consulting firm with particular expertise in financial process and IT outsourcing, and is a CPA and an attorney. Mr. Looney also serves as a consultant and director to numerous companies in the healthcare, manufacturing and technology services industries, including WH Industries Inc. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney also serves as a director of Excellent Education for Everyone, a nonprofit organization. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in Accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. Mr. Looney's qualifications as director include his experience as a Managing Director of Peale Davies & Co. Inc. and as Chief Financial and Administrative Officer of WH Industries, as well as his financial, accounting and legal expertise.

        Charles S. Whitman III—Mr. Whitman is senior counsel (retired) at Davis Polk & Wardwell LLP. Mr. Whitman was a partner in Davis Polk's Corporate Department for 28 years, representing clients in a broad range of corporate finance matters, including shelf registrations, securities compliance for financial institutions, foreign asset privatizations, and mergers and acquisitions. From 1971 to 1973, Mr. Whitman served as Executive Assistant to three successive Chairmen of the SEC. Mr. Whitman serves on the Legal Advisory Board of the National Association of Securities Dealers. Mr. Whitman graduated from Harvard College and graduated magna cum laude from Harvard Law School with a LL.B. Mr. Whitman also received an LL.M. from Cambridge University in England. Mr. Whitman's qualifications as director include his 28 years of experience representing clients, including AT&T, Exxon Mobil, General Motors and BP, in securities matters as a partner in Davis Polk's corporate department.

        G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23 year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, COO and finally Managing Director following Allied's merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm's Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied's Mezzanine investment activities. For 15 years, Mr. Williams served on Allied's Investment Committee where he was responsible for reviewing and approving all of the firm's investments. Prior to 1991, Mr. Williams ran Allied's Minority Small Business Investment Company. He

also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the Board of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams' qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, COO and Managing Director.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2011, except that both Mr. Looney and Mr. Whitman had one late filing due to an error in filing procedure.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to which applies to, among others, our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Requests for copies should be sent in writing to Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022. The Company's Code of Business Conduct and Ethics is also available on our website at http://saratogainvestmentcorp.com.

        If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at http://saratogainvestmentcorp.com.

Nomination of Directors

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Audit Committee

        The current members of the audit committee are Steven M. Looney (Chairman), Charles S. Whitman III and G. Cabell Williams. The Board has determined that Mr. Looney is an "audit committee financial expert" as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 and that each of Messrs. Whitman and Williams are "financially literate" as required by NYSE corporate governance standards. All of these members are independent directors.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        Currently, none of our executive officers are compensated by us. We currently have no employees, and each of our executive officers is also an employee of Saratoga Investment Advisors. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of an investment advisory and management agreement and an administration agreement.

Director Compensation

        Our independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors' and officers' liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors' fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are "interested persons."

        The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2011:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	—	—
Richard A. Petrocelli(1)	—	—
Independent Directors
Steven M. Looney	$97,500	$97,500
Charles S. Whitman III	$97,500	$97,500
G. Cabell Williams	$90,500	$90,500

(1)
No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

Compensation Committee Interlocks and Insider Participation

        The current members of the compensation committee are G. Cabell Williams (Chairman), Steven M. Looney and Charles S. Whitman III. All of these members are independent directors. The compensation committee is responsible for overseeing the Company's compensation policies generally and making recommendations to the Board with respect to incentive compensation and equity-based plans of the Company that are subject to Board approval, evaluating executive officer performance and reviewing the Company's management succession plan, overseeing and setting compensation for the Company's directors and, as applicable, its executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our annual report on Form 10-K. Currently, none of our executive officers are compensated by the Company and as such the compensation committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

        During fiscal year 2011, none of the Company's executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of June 27, 2011, the beneficial ownership of each current director, the nominees for director, the Company's executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

        The percentage ownership is based on 3,277,077 shares of common stock outstanding as of June 27, 2011. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors and Executive Officers
Christian L. Oberbeck.	1,043,461	(1)	31.8%
Richard A. Petrocelli	1,043,461	(2)	31.8%
Independent Directors
Steven M. Looney	865		*
Charles S. Whitman III	1,000		*
G. Cabell Williams	5,600		*

All Directors and Executive Officers as a Group	1,050,926		32.1%
Owners of 5% or more of our common stock
GSC CDO III, LLC(3)	231,360		7.1%
Raging Capital Management, LLC(4)	167,689		5.1%

*
Less than 1%

(1)
Includes 663,239 shares of common stock directly held by Mr. Oberbeck, 98,456 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 94,804 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck. All other shares of common stock attributed to Mr. Oberbeck are owned directly by Richard A. Petrocelli (39,501 shares of common stock), our chief financial officer, secretary and chief compliance officer and a managing director of our investment adviser, Charles G. Phillips (39,501 shares of common stock), a managing director of our investment adviser, John F. MacMurray (4,344 shares of common stock), an investment professional of our investment adviser, Charles P. Durkin, Jr. (24,613 shares of common stock), a senior advisor at Saratoga Management Company, an affiliate of Saratoga Partners, and John P. Birkelund (79,003 shares of common stock), a senior advisor at Saratoga Management Company, with whom Mr. Oberbeck may be deemed to be a member of a "group" under Section 13d-3 of the Exchange Act and, as a result, may be deemed to share voting and/or investment power with respect to the shares owned by these individuals.

(2)
Includes 39,501 shares of common stock directly held by Mr. Petrocelli. All other shares of common stock attributed to Mr. Petrocelli are owned directly and indirectly by Christian L. Oberbeck (856,499 shares), our chief executive office and president and the managing member of our investment adviser, Charles G. Phillips (39,501 shares of common stock), a managing director of our investment adviser, John F. MacMurray (4,344 shares of common stock), an investment professional of our investment adviser, Charles P. Durkin, Jr. (24,613 shares of common stock), a senior advisor at Saratoga Management Company, an affiliate of Saratoga Partners, and John P.

  Birkelund (79,003 shares of common stock), a senior advisor at Saratoga Management Company, an affiliate of Saratoga Partners, with whom Mr. Petrocelli may be deemed to be a member of a "group" under Section 13d-3 of the Exchange Act and, as a result, may be deemed to share voting and/or investment power with respect to the shares owned by these individuals.

(3)
Includes 14 shares of common stock held by GSC Secondary Interest Fund, LLC and 13,927 shares of common stock held by Greenwich Street Capital Partners II, L.P., both of which are affiliates of GSC CDO III, L.L.C.. The address of GSC CDO III, LLC is 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(4)
Includes 95,248 shares of our common stock held by Raging Capital Fund, LP ("Raging Capital Fund") and 72,441 shares of our common stock held by Raging Capital Fund (QP), LP ("Raging Capital Fund QP" and together with Raging Capital Fund, the "Raging Funds"). Raging Capital Management, LLC ("Raging Capital") is the general partner of each of the Raging Funds. William C. Martin is the managing member of Raging Capital. By virtue of these relationships, each of Raging Capital and Mr. Martin may be deemed to beneficially own our common Stock owned directly by the Raging Funds.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        We have entered into an investment advisory and management agreement with Saratoga Investment Advisors, LLC. We have also entered into a license agreement with Saratoga Investment Advisors, LLC, pursuant to which Saratoga Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name "Saratoga." In addition, pursuant to the terms of the administration agreement, Saratoga Investment Advisors, LLC provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Oberbeck, our chief executive officer and president, is the primary investor in and controls Saratoga Investment Advisors, LLC.

Review, Approval or Ratification of Transactions with Related Persons

        The Audit Committee of our Board is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Director Independence

        In accordance with rules of the New York Stock Exchange (the "NYSE"), the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company's Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

        In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the NYSE Listed Company Manual. Section 303A.00 of the NYSE Listed Company Manual provides that business development companies, or BDCs, such as the Company, are required to comply with all of the provisions of Section 303A applicable to domestic issuers other than Sections 303A.02, the section that defines director independence. Section 303A.00 provides that a director of a BDC shall be considered to be independent if he or she is not an "interested person" of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of

the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

        The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Oberbeck and Petrocelli, who are interested persons of the Company due to their positions as officers of the Company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

        For the years ended February 28, 2011 and February 28, 2010, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2011	Fiscal Year Ended February 28, 2010
Audit Fees	$235,000	$195,000
Audit Related Fees	150,000	150,000
Tax Fees	37,000	37,000
All Other Fees	30,000	—

Total Fees	$452,000	$382,000

        Audit Fees.    Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

        Audit Related Fees.    Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

        Tax Fees.    Tax fees include services in conjunction with preparation of the Company's tax return.

        All Other Fees.    Fees for other services would include fees for products and services other than the services reported above.

        It is the policy of the audit committee to pre-approve all audit, review or attest engagements and permissible non-audit services to be performed by our independent registered public accounting firm.

 PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:
1.	Consolidated Financial Statements
The financial statements of Saratoga Investment Corp. are set forth in the original Form 10-K.
2.	Financial Statement Schedule

        All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the original Form 10-K.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).
3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 3, 2010).
3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 13, 2010).
3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on June 14, 2011).
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
21.1
List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware (incorporated by reference to Exhibit 21 to Saratoga Investment Corp.'s Annual Report on Form 10-K filed on May 23, 2011).
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
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

SARATOGA INVESTMENT CORP.
Date: June 28, 2011	By:	/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck Chief Executive Officer and President
	By:	/s/ RICHARD A. PETROCELLI Richard A. Petrocelli Chief Financial Officer, Chief Compliance Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Chairman of the Board of Directors	June 28, 2011
/s/ RICHARD A. PETROCELLI Richard A. Petrocelli	Member of the Board of Directors	June 28, 2011
/s/ STEVEN M. LOONEY Steven M. Looney	Member of the Board of Directors	June 28, 2011
/s/ CHARLES S. WHITMAN III Charles S. Whitman III	Member of the Board of Directors	June 28, 2011
/s/ G. CABELL WILLIAMS G. Cabell Williams	Member of the Board of Directors	June 28, 2011