Form 10-Q
period 2011-05-31
SARATOGA INVESTMENT CORP.
filed 2011-07-13
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 13, 2011 was 3,277,077.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2011

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2011	February 28, 2011
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $83,526,597 and $73,779,271, respectively)	$68,101,302	$57,292,723
Control investments (cost of $26,205,227 and $27,364,350, respectively)	25,554,797	22,732,038
Total investments at fair value (amortized cost of $109,731,824 and $101,143,621, respectively)	93,656,099	80,024,761
Cash and cash equivalents	10,064,019	10,735,755
Cash and cash equivalents, securitization accounts	3,447,781	4,369,987
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	5,723	16,265
Interest receivable, (net of reserve of $26,627 and $14,796, respectively)	1,321,901	1,666,083
Deferred credit facility financing costs, net	1,468,024	1,638,768
Management fee receivable	229,395	231,753
Other assets	326,023	85,166
Total assets	$110,518,965	$98,768,538

LIABILITIES
Revolving credit facility	$—	$4,500,000
Payable for unsettled trades	14,803,626	4,900,000
Management and incentive fees payable	2,375,106	2,203,806
Accounts payable and accrued expenses	689,774	785,486
Interest and credit facility fees payable	45,823	67,792
Due to manager	823,972	240,000
Total liabilities	$18,738,301	$12,697,084

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,277,077 and 3,277,077 common shares issued and outstanding, respectively	$3,277	$3,277
Capital in excess of par value	153,768,680	153,768,680
Distribution in excess of net investment income	(8,340,281)	(8,918,890)
Accumulated net realized loss from investments and derivatives	(37,450,008)	(37,548,016)
Net unrealized depreciation on investments and derivatives	(16,201,004)	(21,233,597)
Total Net Assets	91,780,664	86,071,454

Total liabilities and Net Assets	$110,518,965	$98,768,538

NET ASSET VALUE PER SHARE	$28.01	$26.26

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For three months ended May 31, 2011	For three months ended May 31, 2010
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$1,497,889	$1,617,267
Control investments	889,577	652,720
Total interest income	2,387,466	2,269,987
Interest from cash and cash equivalents	4,148	319
Management fee income	506,368	506,785
Other income	—	33,559
Total investment income	2,897,982	2,810,650

EXPENSES
Interest and credit facility financing expenses	369,910	831,121
Base management fees	398,464	411,389
Professional fees	293,628	1,142,537
Administrator expenses	240,000	155,137
Incentive management fees	721,725	—
Insurance	156,982	194,654
Directors fees and expenses	51,000	164,611
General & administrative	86,354	64,136
Other expense	1,310	—
Expenses before expense waiver and reimbursement	2,319,373	2,963,585
Expense reimbursement	—	(155,137)
Total expenses net of expense waiver and reimbursement	2,319,373	2,808,448

NET INVESTMENT INCOME	578,609	2,202

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	98,008	(2,551,410)
Net unrealized appreciation on investments	5,043,135	5,223,815
Net unrealized depreciation on derivatives	(10,542)	(19,869)
Net gain on investments	5,130,601	2,652,536

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,709,210	$2,654,738

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE *	$1.74	$1.57

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED *	3,277,077	1,694,011

*Weighted average earnings per share and weighted average shares outstanding for the three months ended May 31, 2010 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2011

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 74.2% (b)

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$36,909	0.0%

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting B-1	1,600	139,424	23,296	0.0%

Legacy Cabinets, Inc. (d), (i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$297,997	297,997	222,127	0.2%

		Total Building Products		658,321	282,332	0.2%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 9.25%, 1/26/2012	$3,250,000	3,249,294	3,250,000	3.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00%, 5/24/2016	$4,000,000	3,920,000	4,000,000	4.4%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 6/14/2019	$1,770,552	1,770,552	947,068	1.0%

Targus Holdings, Inc. (d), (i)	Consumer Products	Common Stock	62,413	566,765	3,061,358	3.3%

		Total Consumer Products		9,506,611	11,258,426	12.2%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$2,945,389	2,678,005	2,650,850	2.9%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$2,892,484	1,403,558	749,153	0.8%

M/C Acquisition Corp., LLC (d), (i)	Education	Class A Common Stock	166,327	30,242	—	0.0%

		Total Education		1,433,800	749,153	0.8%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.31%, 6/1/2014	$2,000,000	1,869,404	1,955,000	2.1%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,271,164	7,271,164	6,831,259	7.4%

		Total Electronics		9,140,568	8,786,259	9.5%

USS Parent Holding Corp. (d), (i)	Environmental	Non Voting Common Stock	765	133,002	122,074	0.1%

USS Parent Holding Corp. (d), (i)	Environmental	Voting Common Stock	17,396	3,025,798	2,777,169	3.0%

		Total Environmental		3,158,800	2,899,243	3.1%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 1.30%, 8/20/2015	$2,492,430	2,492,430	174,470	0.2%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	First Lien Term Loan 6.00%, 8/20/2014	$3,956,481	2,017,805	2,017,805	2.2%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Common Stock	$27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Warrants	$2,510	—	—	0.0%

DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,610,207	1,600,000	1.7%

		Total Financial Services		6,120,442	3,792,275	4.1%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,623,719	1,395,285	1,486,353	1.6%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,072,674	3,114,525	3.4%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$4,987,500	4,891,740	4,987,500	5.4%

		Total Healthcare Services		8,964,414	8,102,025	8.8%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 12/31/2013	$1,100,000	1,070,502	762,850	0.8%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$6,733,926	6,345,683	6,060,533	6.6%

Jason Incorporated (d), (i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,465,894	2,465,894	2,465,894	2.7%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.19%, 12/15/2014	$5,000,000	4,842,531	4,922,000	5.4%

		Total Manufacturing		7,308,425	7,387,894	8.1%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$7,282,800	6,954,266	6,408,864	7.0%

Elyria Foundry Company, LLC (d), (i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		6,954,266	6,408,864	7.0%

Grant U.S. Holdings LLP (d), (e), (i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,348,939	—	0.0%

Energy Alloys, LLC (d), (i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,476,236	6,476,236	1,450,677	1.6%

Energy Alloys, LLC (d), (i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,476,236	1,450,677	1.6%

Network Communications, Inc. (d), (i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$2,314,286	1,794,857	1,145,572	1.2%

Network Communications, Inc. (d), (i)	Publishing	Common Stock	$211,429	—	824,573	0.9%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,908	4,171,443	4,053,423	4.8%

		Total Publishing		5,966,300	6,023,568	6.9%

Sub Total Non-control/Non-affiliated investments				83,526,597	68,101,302	74.2%

Control investments - 27.8% (b)

GSC Partners CDO GP III, LP (h), (i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (f), (h)	Structured Finance Securities	Other/Structured Finance Securities 14.85%, 1/21/2020	$30,000,000	26,205,227	25,554,797	27.8%

Sub Total Control investments				26,205,227	25,554,797	27.8%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g), (i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 102.0% (b)				$109,731,824	$93,656,099	102.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$26,938,776	$87,000	$4,162	0.0%
Interest rate cap	8.0%	11/30/2013	12,635,000	44,000	1,561	0.0%

Total Outstanding interest rate cap				$131,000	$5,723	0.0%*

* Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $91,780,664 as of May 31, 2011.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)  Non-U.S. company. The principal place of business for Grant U.S. Holdings LLP is Canada.

(f) 14.85% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$889,577	$506,368	$—	$3,981,882
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at May 31, 2011.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 66.6% (b)

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d), (i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$293,474	293,474	154,455	0.2%

		Total Building Products		653,798	154,455	0.2%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,249,024	3,233,750	3.7%

Targus Holdings, Inc. (d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,169,227	3,057,616	3,147,834	3.7%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	985,547	1.1%

Targus Holdings, Inc. (d), (i)	Consumer Products	Common Stock	62,413	566,765	2,881,608	3.3%

		Total Consumer Products		8,411,640	10,248,739	11.8%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$285,876	285,876	244,424	0.3%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$870,791	870,791	258,625	0.3%

M/C Acquisition Corp., LLC (d), (i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		901,032	258,625	0.3%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,858,442	1,867,092	2.2%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,198,935	7,198,935	6,766,999	7.9%

		Total Electronics		9,057,377	8,634,091	10.1%

USS Parent Holding Corp. (d), (i)	Environmental	Non Voting Common Stock	765	133,002	124,311	0.1%

USS Parent Holding Corp. (d), (i)	Environmental	Voting Common Stock	17,396	3,025,798	2,828,080	3.3%

		Total Environmental		3,158,800	2,952,391	3.4%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 1.25%, 8/20/2015	$2,450,499	2,450,499	110,272	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Common Stock	$27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Warrants	$2,510	—	—	0.0%

DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,612,135	1,600,000	2.0%

		Total Financial Services		4,062,634	1,710,272	2.0%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,687,008	1,403,224	1,545,637	1.8%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,069,847	3,014,420	3.5%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$5,000,000	4,900,000	5,000,000	5.8%

		Total Healthcare Services		8,969,847	8,014,420	9.3%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$1,100,000	1,067,024	816,200	0.9%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,865,629	2,862,910	2,498,828	2.9%

Jason Incorporated (d), (i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,414,272	2,414,272	2,391,318	2.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,833,437	4,966,500	5.8%

		Total Manufacturing		7,247,709	7,357,818	8.6%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,017,225	4,231,222	4.9%

Elyria Foundry Company, LLC (d), (i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,017,225	4,231,222	4.9%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Grant U.S. Holdings LLP (d), (e), (i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	—	0.0%

Energy Alloys, LLC (d), (i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,429,092	6,429,092	316,954	0.4%

Energy Alloys, LLC (d), (i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,429,092	316,954	0.4%

Terphane Holdings Corp. (d), (e), (i)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$2,500,000	2,500,000	2,453,252	2.9%

Network Communications, Inc. (d), (i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$1,285,714	1,285,714	929,314	1.1%

Network Communications, Inc. (d), (i)	Publishing	Common Stock	$211,429	—	900,688	1.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,376	4,116,021	4,025,393	4.7%

		Total Publishing		5,401,735	5,855,395	6.8%

Sub Total Non-control/Non-affiliated investments				73,779,271	57,292,723	66.6%

Control investments - 26.4% (b)

GSC Partners CDO GP III, LP (h), (i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (f), (h)	Structured Finance Securities	Other/Structured Finance Securities 11.99%, 1/21/2020	$30,000,000	27,364,350	22,732,038	26.4%

Sub Total Control investments				27,364,350	22,732,038	26.4%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g), (i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 93.0% (b)				$101,143,621	$80,024,761	93.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$29,387,755	$87,000	$11,893	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	4,372	0.0%

Total Outstanding interest rate cap				$131,000	$16,265	0.0%*

* Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $86,071,454 as of February 28, 2011.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

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

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,295,359	$2,032,357	$—	$7,902,482
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at February 28, 2011.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For three months ended May 31, 2011	For three months ended May 31, 2010
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$578,609	$2,202
Net realized gain/(loss) from investments	98,008	(2,551,410)
Net unrealized appreciation on investments	5,043,135	5,223,815
Net unrealized depreciation on derivatives	(10,542)	(19,869)
Net increase in net assets from operations	5,709,210	2,654,738
Total increase in net assets	5,709,210	2,654,738
Net assets at beginning of period	86,071,454	55,478,152
Net assets at end of period	$91,780,664	$58,132,890

Net asset value per common share*	$28.01	$34.32
Common shares outstanding at end of period*	3,277,077	1,694,011

Distribution in excess of net investment income	$(8,340,281)	$(2,803,387)

*Net Asset Value per share and end of period shares outstanding for the three months ended May 31, 2010 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For three months ended May 31, 2011	For three months ended May 31, 2010
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$5,709,210	$2,654,738
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(619,583)	(377,030)
Net accretion of discount on investments	(158,918)	(182,648)
Amortization of deferred credit facility financing costs	170,744	—
Net realized (gain) loss from investments	(98,008)	2,551,410
Net unrealized (appreciation) depreciation on investments	(5,043,135)	(5,223,815)
Net unrealized (appreciation) depreciation on derivatives	10,542	19,869
Proceeds from sale and redemption of investments	6,965,659	2,676,834
Purchase of investments	(14,677,353)	—
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	922,206	(153,304)
Interest receivable	344,182	884,749
Management fee receivable	2,358	96,628
Other assets	(240,857)	(261,364)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	9,903,626	—
Management and incentive fees payable	171,300	411,389
Accounts payable and accrued expenses	(95,712)	(331,109)
Interest and credit facility fees payable	(21,969)	3,080
Due to manager	583,972	(9,053)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,828,264	2,760,374

Financing activities
Paydowns on debt	(4,500,000)	(3,184,791)
NET CASH USED BY FINANCING ACTIVITIES	(4,500,000)	(3,184,791)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(671,736)	(424,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,735,755	3,352,434
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,064,019	$2,928,017

Supplemental Information:
Interest paid during the period	$221,135	$828,040

Supplemental non-cash information
Paid-in-kind interest income	$619,583	$377,030
Net accretion of discount on investments	$158,918	$182,648
Amortization of deferred credit facility financing costs	$170,744	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” in conjunction with the transaction described in “Note 13. Recapitalization Transaction” below.

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

Cash and Cash Equivalents, Securitization Accounts

Cash and cash equivalents, securitization accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on securitized investments or other reserved amounts associated with our $40 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use a portion of these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility. Cash held in such accounts may not be available for the general use of the Company.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the statement of assets and liabilities date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of May 31, 2011, there were no uncertain tax positions.

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

In May 2011, the FASB issued (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We are currently evaluating the impact this accounting standards update will have on our consolidated financial statements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2011 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$27,828	$27,828
Second lien term loans	—	—	21,698	21,698
Senior secured notes	—	—	9,638	9,638
Unsecured notes	—	—	2,092	2,092
Structured finance securities	—	—	25,555	25,555
Common stock/equities	—	—	6,845	6,845
Limited partnership interest	—	—	—	—
Total	$—	$—	$93,656	$93,656

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the quarter ended May 31, 2011 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2011	$18,475	$20,276	$9,892	$1,915	$22,732	$6,735	$80,025
Net unrealized gains (losses)	23	1,238	254	(564)	3,982	110	5,043
Purchases and other adjustments to cost	12,538	184	1,992	741	—	—	15,455
Sales and redemptions	(3,306)	—	(2,500)	—	(1,159)	—	(6,965)
Net realized gain from investments	98	—	—	—	—	—	98
Balance as of May 31, 2011	$27,828	$21,698	$9,638	$2,092	$25,555	$6,845	$93,656

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of May 31, 2011 is $5,086,604 and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

The composition of our investments as of May 31, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$28,732	26.2%	$27,828	29.7%
Second lien term loans	36,623	33.4	21,698	23.2
Senior secured notes	10,491	9.6	9,638	10.3
Unsecured notes	3,565	3.2	2,092	2.2
Structured finance securities	26,205	23.9	25,555	27.3
Common stock/equities	4,116	3.7	6,845	7.3
Limited partnership interest	—	—	—	—
Total	$109,732	100%	$93,656	100%

The composition of our investments as of February 28, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$19,402	19.2%	$18,475	23.1%
Second lien term loans	36,439	36.0	20,276	25.3
Senior secured notes	10,999	10.9	9,892	12.4
Unsecured notes	2,824	2.8	1,915	2.4
Structured finance securities	27,364	27.0	22,732	28.4
Common stock/equities	4,116	4.1	6,735	8.4
Limited partnership interest	—	—	—	—
Total	$101,144	100.0%	$80,025	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2011. The significant inputs for the valuation model include:

•                  Default rates: 2.0%

•                  Recovery rates: 70%

•                  Reinvestment rates: LIBOR plus 350 basis points

•                  Prepayment rate: 25% for first 24 months, followed by 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of

Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended May 31, 2011 and May 31, 2010, we accrued $0.5 and $0.5 million in management fee income, respectively and $0.9 and $0.7 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At May 31, 2011, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.6 million, whereas the net asset value of Saratoga CLO on such date was $27.1 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2011, Saratoga CLO had investments with a principal balance of $386.9 million and a weighted average spread over LIBOR of 3.4%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2011, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $50.5 million, which had a present value of approximately $26.0 million, using a 17% discount rate. At May 31, 2011, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $25.6 million, which was less than the net asset value of Saratoga CLO on such date by approximately $1.5 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2011 and February 28, 2011 and for the three months ended May 31, 2011 and May 31, 2010.

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

GSC Investment Corp. CLO 2007

Balance Sheet

(unaudited)

	As of May 31, 2011	As of February 28, 2011
	(unaudited)	(unaudited)
ASSETS
Investments
Fair Value Loans	$356,605,065	$373,564,517
Fair Value Bonds	—	2,243,464
Fair Value Other/Structured finance securities	15,301,244	15,362,136
Total investments at fair value	371,906,309	391,170,117
Cash and cash equivalents	23,166,081	19,887,581
Receivable from open trades	20,867,105	—
Interest receivable	2,012,068	1,737,017
Deferred bond issuance	3,363,866	3,545,449
Total assets	$421,315,429	$416,340,164
LIABILITIES
Interest payable	724,285	701,640
Payable from open trades	29,827,989	25,151,104
Accrued senior collateral monitoring fee	45,879	46,351
Accrued subordinate collateral monitoring fee	183,516	185,402
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(522,879)	(538,121)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(553,128)	(569,252)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,422,868)	(1,464,346)
Total liabilities	$394,242,838	$389,472,822
PARTNERS’ CAPITAL
Preference shares principal	30,000,000	30,000,000
Preferred shares	9,478,573	(14,270,311)
Partners distributions	(14,590,346)	(12,611,230)
Net income	2,184,364	23,748,883
Total capital	27,072,591	26,867,342
Total liabilities and partners’ capital	$421,315,429	$416,340,164

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the three months ended May 31, 2011	For the three months ended May 31, 2010
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$5,364,764	$5,299,765
Interest from cash and cash equivalents	3,567	4,460
Other income	244,292	44,295
Total investment income	5,612,623	5,348,520
EXPENSES
Interest expense	1,601,334	1,586,045
Professional fees	184,830	155,546
Misc. Fee Expense	12,109	—
Senior collateral monitoring fee	101,274	101,357
Subordinate collateral monitoring fee	405,094	405,428
Trustee expenses	24,960	24,996
Amortization expense	254,427	254,427
Total expenses	2,584,028	2,527,799
NET INVESTMENT INCOME	3,028,595	2,820,721
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	(5,922,236)	350,122
Net unrealized appreciation/(depreciation) on investments	5,078,005	(939,566)
Net loss on investments	(844,231)	(589,444)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,184,364	$2,231,277

GSC Investment Corp. CLO 2007

Schedule of Investments

May 31, 2011

(Unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		2,000.00	—	—
M/C Acquisition Corp.	Common	Equity	0.00%		378,433.53	68,806.10	—
Network Communications, Inc.	Common	Equity	0.00%		169,143.00	169,143.00	659,657.70
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624.00	224,656.05	128,576.00
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821.00	2,881,565.93	5,410.50
ABP Corporation (Au Bon Pain)	Term Loan	Loan	8.50%	2/28/2013	3,668,023.13	3,655,171.96	3,631,342.90
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	500,000.00	500,000.00	500,625.00
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.07%	6/1/2013	253,267.36	237,539.58	241,870.33
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.06%	6/1/2013	4,640,423.80	4,471,611.19	4,536,014.27
Aeroflex Incorporated	Tranche B Term Loan	Loan	4.25%	5/9/2018	4,000,000.00	3,980,117.69	3,997,520.00
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	581,136.83	561,367.46	537,551.57
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	0.00%	5/24/2018	6,000,000.00	5,940,000.00	5,942,280.00
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	508,611.11	508,611.11	507,761.73
Autotrader.com, Inc.	Tranche B Term Loan	Loan	4.75%	12/15/2016	1,995,000.00	1,985,760.00	1,995,837.90
Axcan Intermediate Holdings Inc.	Term Loan	Loan	5.50%	2/10/2017	1,995,000.00	1,985,504.13	1,985,025.00
AZ Chem US Inc.	New Term Loan	Loan	4.75%	11/21/2016	2,661,702.13	2,680,878.66	2,673,493.47
AZ Chem US Inc.	New Term Loan	Loan	4.75%	11/21/2016	887,234.04	874,449.69	891,164.49
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	0.00%	6/1/2018	500,000.00	497,500.00	501,250.00
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	Loan	7.50%	4/21/2015	5,064,953.70	5,031,642.66	5,064,953.70
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	0.00%	10/31/2016	3,491,206.03	3,539,210.11	3,507,859.08
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	2,992,500.00	2,964,773.96	3,013,088.40
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.75%	1/25/2017	1,357,037.92	1,339,235.47	1,323,722.64
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	Loan	2.50%	7/25/2014	138,995.77	135,794.20	134,289.37
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	Loan	2.50%	7/25/2014	2,700,810.53	2,640,528.94	2,609,361.08
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	1,763,382.90	1,748,864.74	1,754,565.99
Cinemark USA, Inc.	Extended Term Loan	Loan	3.50%	4/30/2016	5,630,653.65	5,346,124.18	5,649,403.73
Citco III Limited	B Term Loan	Loan	4.46%	6/30/2014	3,625,897.91	3,551,083.61	3,613,207.26
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.44%	3/28/2014	5,239,211.77	4,841,163.97	5,086,698.31
Consolidated Precision Products Corp.	Term Loan	Loan	7.75%	4/17/2014	1,403,975.41	1,390,331.59	1,389,935.65
Contec, LLC	Tranche B Term Loan	Loan	7.75%	7/28/2014	2,651,193.24	2,616,153.97	2,432,469.80
Continental Alloys & Services, Inc.	Term Facility	Loan	8.50%	6/15/2012	3,001,273.46	2,906,945.39	3,001,273.46
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.70%	2/10/2014	877,006.64	854,736.55	867,140.32
Covanta Energy Corporation	Term Loan	Loan	1.81%	2/10/2014	1,711,541.75	1,667,946.53	1,692,286.91
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	4,987,500.00	4,963,747.83	4,999,968.75
CRC Health Corporation	Term B-2 Loan	Loan	4.81%	11/16/2015	1,991,877.15	1,876,716.45	1,957,019.30
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	Loan	0.00%	3/31/2015	1,484,210.52	1,476,789.47	1,468,448.20
Culligan International Company	Dollar Loan	Loan	2.45%	11/24/2012	2,412,060.30	2,344,774.09	1,821,105.53
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	Loan	0.00%	2/21/2014	969,492.86	924,593.85	605,933.04
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	1,500,000.00	1,496,373.24	1,499,190.00
Dollar General Corporation	Tranche B-1 Term Loan	Loan	2.97%	7/7/2014	5,378,601.89	5,137,831.91	5,365,747.03
DS Waters of America, Inc.	Term Loan	Loan	2.44%	10/29/2012	494,517.21	483,442.09	478,855.85
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	909,780.70	894,273.64	913,947.50
Education Management LLC	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	7,093,227.47	6,543,955.59	6,970,230.90
eInstruction Corporation	Initial Term Loan	Loan	4.32%	7/2/2013	3,029,129.38	2,900,179.85	2,801,944.68
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	117,647.06	115,991.86	117,402.35
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	1,877,647.06	1,850,937.59	1,873,741.55
Emdeon Business Services LLC	Term Loan (First Lien)	Loan	2.20%	11/16/2013	4,864,146.14	4,730,979.19	4,847,948.53
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.15%	12/29/2014	2,636,728.75	2,456,459.29	2,537,851.42
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,345,269.77	1,251,427.16	1,294,822.15
First Data Corporation	Non Extending B-1 Term Loan	Loan	2.94%	9/24/2014	3,498,303.43	3,412,462.48	3,271,263.54
First Data Corporation	Non Extending B-2 Term Loan	Loan	2.94%	9/24/2014	1,753,535.49	1,712,111.37	1,639,994.07
FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan Retired 06/22/2011	Loan	2.46%	4/30/2013	4,449,405.33	4,354,785.95	4,423,465.30

FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan Retired 06/22/2011	Loan	2.46%	4/30/2013	899,303.24	880,176.59	894,060.30
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.81%	12/18/2015	1,295,106.39	1,291,378.19	1,248,158.78
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.31%	12/20/2016	1,295,106.39	1,291,067.39	1,254,634.32
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	Loan	4.46%	12/1/2016	1,544,384.18	1,467,624.79	1,537,218.24
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.68%	3/31/2013	4,258,336.23	4,227,705.08	4,233,169.46
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	750,000.00	748,185.34	750,375.00
Georgia-Pacific LLC	Term Loan B	Loan	2.31%	12/23/2012	2,869,388.42	2,773,831.99	2,865,543.44
Georgia-Pacific LLC	Term Loan C	Loan	3.56%	12/23/2014	2,513,441.39	2,392,478.08	2,516,583.19
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.94%	4/30/2014	5,700,000.00	5,214,406.34	5,550,375.00
Graphic Packaging International, Inc.	Term B Loan	Loan	2.29%	5/16/2014	3,045,465.29	2,865,068.63	3,029,598.42
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.25%	12/5/2016	3,548,951.99	3,418,096.90	3,531,207.23
GSI Holdings L.L.C.	Term Loan	Loan	3.26%	8/1/2014	5,667,904.91	5,571,217.25	5,549,842.45
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.00%	12/1/2016	3,990,000.00	4,004,376.02	3,996,224.40
HCA Inc.	Tranche B-1 Term Loan	Loan	2.56%	11/18/2013	5,734,690.09	5,494,812.19	5,703,149.30
Hilsinger Company, The	Term Loan	Loan	3.55%	12/31/2013	1,228,086.69	1,206,477.86	1,105,278.02
Hoffmaster Group, Inc.	Incremental Facility 2011	Loan	6.00%	3/31/2016	2,000,000.00	2,000,000.00	2,000,000.00
Hoffmaster Group, Inc.	Term Loan (First Lien)	Loan	7.00%	6/2/2016	3,705,000.00	3,636,867.82	3,714,262.50
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.56%	8/22/2014	4,587,868.18	4,491,564.79	4,473,171.48
Hygenic Corporation, The	Term Loan	Loan	2.81%	4/30/2013	1,727,050.39	1,676,553.92	1,614,792.11
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	5.95%	7/28/2015	1,326,292.95	1,221,563.06	1,293,135.63
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	5.95%	7/28/2015	2,542,061.47	2,341,038.26	2,478,509.94
Insight Equity A.P. X, LP	Term Loan	Loan	4.43%	12/18/2012	1,418,722.76	1,413,099.53	1,276,850.48
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	Loan	3.77%	5/18/2012	3,811,065.12	3,734,408.21	2,853,534.96
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-1 Loan	Loan	4.75%	8/4/2016	166,250.00	166,250.00	166,180.18
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-2 Loan	Loan	1.63%	8/4/2016	—	—	—
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	1,000,000.00	1,000,000.00	979,500.00
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	4,000,000.00	3,923,398.81	3,940,000.00
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.44%	3/8/2014	3,852,761.01	3,553,602.25	3,631,227.25
Kinetek Industries, Inc.	Term B-1 Loan	Loan	2.95%	11/10/2013	1,170,963.47	1,114,203.16	1,118,270.11
Kinetek Industries, Inc.	Term B-2 Loan	Loan	2.95%	11/10/2013	118,763.05	113,069.46	113,418.71
Lender Processing Services, Inc.	Term Loan B	Loan	2.69%	7/2/2014	632,125.00	628,864.57	625,279.09
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	3,990,000.00	3,996,556.23	3,999,975.00
Matthew Warren Industries, Inc.	Term Loan	Loan	7.25%	11/1/2013	1,226,730.01	1,175,077.22	989,566.30
National Diversified Sales, Inc.	Term Loan	Loan	3.81%	8/9/2011	1,152,619.28	1,138,612.26	1,141,093.08
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.21%	8/9/2013	4,924,279.31	4,818,492.49	4,909,900.41
Novelis, Inc.	Term Loan	Loan	3.75%	3/10/2017	3,990,000.00	4,028,389.19	4,002,488.70
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	0.00%	4/27/2017	5,000,000.00	4,971,250.00	5,023,450.00
NPC International, Inc.	Term Loan	Loan	1.96%	5/3/2013	4,317,594.99	4,179,716.26	4,274,419.04
NRG Energy, Inc.	Extended Maturity Credit-Linked Deposit	Loan	3.56%	8/31/2015	1,000,000.00	1,003,497.60	997,710.00
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	Loan	2.06%	2/1/2013	739,112.79	725,946.82	737,080.23
NRG Energy, Inc.	Original Maturity Term Loan	Loan	2.06%	2/1/2013	2,061,430.29	2,026,117.67	2,055,761.35
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	986,440.68	986,440.68	987,673.73
Nyco Holdings 3 ApS (Nycomed)	Facility B2	Loan	3.94%	12/29/2014	1,766,353.91	1,692,883.55	1,755,119.90
Nyco Holdings 3 ApS (Nycomed)	Facility C2	Loan	4.69%	12/29/2015	1,765,817.04	1,684,115.76	1,763,415.53
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	5,000,000.00	4,976,029.28	4,753,650.00
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	2,992,500.00	2,992,500.00	2,992,500.00
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.56%	12/15/2014	925,962.40	859,065.16	905,128.24
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	0.75%	8/29/2011	—	(488.96)	—
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	447,857.14	443,565.09	445,617.86
Pinnacle Foods Finance LLC	Term Loan	Loan	2.71%	4/2/2014	4,818,867.45	4,680,528.71	4,780,316.51
PRA International	U.S. Term Loan	Loan	3.56%	12/15/2014	1,286,657.04	1,193,701.00	1,222,324.19
Prestige Brands, Inc.	Term Loan	Loan	4.76%	3/24/2016	3,709,797.69	3,699,527.64	3,722,781.98
QCE, LLC (Quiznos)	Term Loan (First Lien)	Loan	4.94%	5/5/2013	2,705,595.43	2,643,624.48	2,529,731.73
Quintiles Transnational Corp.	Term B Loan	Loan	0.00%	6/8/2018	4,000,000.00	3,960,000.00	3,960,000.00
Quintiles Transnational Corp.	Term B Loan (First Lien) Retired 06/08/2011	Loan	2.31%	3/31/2013	1,346,818.47	1,339,092.03	1,338,064.15
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	3,000,000.00	2,985,192.84	3,007,500.00
Repconstrickland, Inc.	Term B Loan	Loan	10.00%	2/19/2014	2,971,617.83	2,954,218.04	2,823,036.93
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	Loan	2.50%	7/19/2013	1,620,375.17	1,556,862.10	1,604,171.42
Reynolds Group Holdings Inc.	U.S. Term Loan 2011	Loan	4.25%	2/9/2018	2,000,000.00	2,000,000.00	1,999,100.00
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	4,946,428.57	4,876,651.63	4,874,059.43
Royalty Pharma Finance Trust	Tranche B Term Loan	Loan	2.56%	4/16/2013	3,985,792.84	3,980,502.68	3,975,828.36
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	500,000.00	500,000.00	503,335.00

Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	498,750.00	496,374.67	498,750.00
Scotsman Industries, Inc.	Term Loan	Loan	5.76%	4/30/2016	1,940,500.00	1,932,777.23	1,940,500.00
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	1.81%	3/5/2014	621,527.43	607,000.79	609,096.88
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	1.81%	3/5/2014	2,248,229.19	2,195,658.03	2,203,264.60
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	1.81%	3/5/2014	1,341,027.44	1,304,262.40	1,314,206.89
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	2,000,000.00	1,990,059.58	2,008,120.00
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	3,990,000.00	3,953,543.42	4,006,079.70
Specialized Technology Resources, Inc.	Term Loan (First Lien)	Loan	2.69%	6/13/2014	3,515,569.80	3,440,624.63	3,460,726.91
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.71%	2/28/2014	500,000.00	500,000.00	500,625.00
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	1.95%	2/28/2014	197,048.29	192,291.31	193,477.78
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.87%	2/28/2016	4,557,118.92	4,423,556.49	4,564,729.31
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	1,000,000.00	986,111.11	1,006,250.00
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	359,814.84	347,869.42	235,455.63
Survey Sampling International, LLC	Term Loan	Loan	10.65%	12/31/2012	1,764,126.02	1,709,284.96	1,234,888.22
Tank Intermediate Holding Corp. (Snyder Industries)	Term Loan A	Loan	6.00%	4/15/2016	2,000,000.00	1,995,091.01	2,010,620.00
Targus Group International, Inc.	Term Loan	Loan	0.00%	5/24/2016	3,000,000.00	2,940,000.00	3,000,000.00
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	3,954,545.45	3,898,554.47	3,895,227.27
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	Loan	2.31%	11/23/2012	5,556,238.95	5,384,932.07	5,540,014.74
Telcordia Technologies, Inc.	Term Loan	Loan	6.75%	4/30/2016	3,858,616.00	3,850,643.84	3,863,439.27
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.71%	10/10/2014	5,580,862.26	5,469,582.39	4,743,230.64
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.06%	6/15/2014	2,393,542.69	2,344,935.12	2,324,728.33
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	Loan	2.46%	7/31/2013	1,204,015.09	1,160,569.25	1,163,379.58
U.S. Security Holdings, Inc.	Acquisition Term Loan	Loan	4.00%	5/8/2013	106,012.09	102,230.73	103,359.67
U.S. Security Holdings, Inc.	Tranche B Term Loan	Loan	4.00%	5/8/2013	562,917.44	542,838.66	551,659.10
U.S. Silica Company	Loan (old)	Loan	5.75%	5/9/2016	1,339,875.00	1,334,351.38	1,339,044.28
United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	Loan	5.50%	5/13/2015	1,389,500.00	1,378,478.77	1,386,026.25
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	2,992,500.00	2,992,500.00	2,991,153.38
USI Holdings Corporation	Tranche B Term Loan	Loan	2.70%	5/5/2014	4,819,767.92	4,688,276.34	4,714,359.60
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	2,000,000.00	1,990,093.14	2,004,380.00
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,990,000.00	3,990,000.00	3,987,526.20
Weasler Engineering, Inc.	Term Loan	Loan	6.75%	9/30/2013	1,179,099.57	1,025,828.44	1,155,517.58
Weight Watchers International, Inc.	Term B Loan	Loan	1.56%	1/26/2014	1,238,904.29	1,226,348.27	1,236,736.21
Weight Watchers International, Inc.	Term D Loan	Loan	2.56%	6/30/2016	2,748,999.74	2,697,542.55	2,746,140.78
Wendy’s/Arby’s Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	1,131,452.39	1,126,612.81	1,133,930.27
Wenner Media LLC	Term Loan	Loan	1.94%	10/2/2013	2,820,389.72	2,747,966.93	2,735,778.03
Wil Research Laboratories, LLC	Term B Loan	Loan	4.28%	9/26/2013	1,823,324.21	1,701,824.83	1,640,991.79
WireCo WorldGroup Inc.	Term Loan	Loan	5.25%	2/10/2014	4,674,902.73	4,579,361.35	4,667,609.88
Yankee Candle Company, Inc.	Term Loan	Loan	2.20%	2/6/2014	2,537,336.16	2,374,164.73	2,523,786.79
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.94%	7/31/2014	3,170,166.93	3,108,163.58	1,281,032.75
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	ABS	2.56%	5/20/2020	4,000,000.00	3,690,735.48	3,657,600.00
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.53%	1/18/2021	1,500,000.00	1,214,768.33	1,050,000.00
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	ABS	3.77%	4/19/2021	4,000,000.00	3,254,635.05	2,800,000.00
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	ABS	3.77%	1/25/2019	5,000,000.00	4,143,528.14	3,500,000.00
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	ABS	3.88%	4/17/2021	5,000,000.00	4,001,903.70	3,500,000.00
						377,689,980.65	371,906,308.61

GSC Investment Corp. CLO 2007

Schedule of Investments

February 28, 2011

(Unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		2,000.00	—	—
M/C Acquisition Corp.	Common	Equity	0.00%		378,433.53	68,806.10	—
Network Communications, Inc.	Common	Equity	0.00%		169,143.00	169,143.00	720,549.18
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624.00	224,656.05	128,576.00
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821.00	2,881,565.93	5,410.50
ABP Corporation (Au Bon Pain)	Term Loan	First Lien Term Loans	8.50%	2/28/2013	3,678,253.97	3,663,508.63	3,641,471.43
Acosta, Inc.	Term B Loan	First Lien Term Loans	0.00%	3/1/2018	500,000.00	500,000.00	504,625.00
Acosta, Inc.	Term Loan Retired 03/01/2011	First Lien Term Loans	4.50%	7/28/2013	1,904,344.16	1,860,734.35	1,901,925.64
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	First Lien Term Loans	3.07%	6/1/2013	253,920.12	236,167.28	236,569.75
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/1/2013	4,652,899.52	4,462,578.40	4,334,966.90
Aeroflex Incorporated	Tranche B-1 Term Loan Retired 05/09/2011	First Lien Term Loans	4.31%	8/15/2014	3,896,513.07	3,839,728.23	3,906,254.36
Aeroflex Incorporated	Tranche B-2 Term Loan Retired 05/09/2011	First Lien Term Loans	4.81%	8/15/2014	600,000.00	599,257.64	598,500.00
Aerostructures Acquisition LLC	Term Loan	First Lien Term Loans	7.25%	3/1/2013	617,575.15	593,523.66	571,257.01
Affordable Care, Inc.	Term Loan	First Lien Term Loans	0.00%	12/31/2015	1,000,000.00	985,000.00	985,000.00
APS Healthcare, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.52%	3/30/2013	1,848,940.21	1,808,134.67	1,802,716.70
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	First Lien Term Loans	3.27%	7/3/2014	5,925,000.00	5,811,966.74	5,828,718.75
Aurora Diagnostics, LLC	Tranche B Term Loan	First Lien Term Loans	6.25%	5/26/2016	508,611.11	508,611.11	509,033.26
Autotrader.com, Inc.	Tranche B Term Loan	First Lien Term Loans	4.75%	12/15/2016	2,000,000.00	1,990,315.79	2,018,760.00
Axcan Intermediate Holdings Inc.	Term Loan	First Lien Term Loans	3.67%	2/10/2017	1,333,333.34	1,323,392.68	1,346,453.34
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	989,361.70	975,101.51	1,001,422.02
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	2,968,085.11	2,989,633.98	3,004,266.06
Bankruptcy Management Solutions, Inc.	Term Loan B	First Lien Term Loans	7.50%	8/20/2014	3,956,480.95	3,544,161.26	1,819,981.24
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	First Lien Term Loans	7.61%	4/21/2015	5,077,647.80	5,042,065.34	5,090,341.92
California Family Health LLC (fka CFF Acquisition LLC)	Term A Loan	First Lien Term Loans	7.50%	7/31/2015	2,814,935.15	2,808,773.55	2,800,860.47
CCM Merger Inc. (Motor City Casino)	Term B Loan Retired 03/01/2011	First Lien Term Loans	8.50%	7/13/2012	3,390,357.68	3,272,522.03	3,390,357.68
Celanese US Holdings LLC	Dollar Term B Loan (Non-Extended) Retired 05/06/2011	First Lien Term Loans	1.80%	4/2/2014	682,863.28	669,206.01	684,495.32
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	First Lien Term Loans	0.00%	10/31/2016	3,500,000.00	3,548,125.00	3,530,135.00
Cenveo Corporation	Term B Facility	First Lien Term Loans	6.25%	12/21/2016	3,000,000.00	2,970,944.77	3,027,510.00
CHS/ Community Health Systems, Inc.	Extended Term Loan	First Lien Term Loans	3.81%	1/25/2017	1,360,447.57	1,341,805.26	1,367,930.03
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	First Lien Term Loans	2.56%	7/25/2014	139,401.61	135,935.60	138,646.05
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	First Lien Term Loans	2.56%	7/25/2014	2,705,963.94	2,640,759.38	2,691,297.61
Cinedigm Digital Funding I, LLC	Term Loan	First Lien Term Loans	5.25%	4/29/2016	1,861,232.83	1,845,123.22	1,870,538.99
Cinemark USA, Inc.	Extended Term Loan	First Lien Term Loans	3.54%	4/30/2016	5,644,908.47	5,345,038.63	5,690,801.58
Citco III Limited	B Term Loan	First Lien Term Loans	4.46%	6/30/2014	3,625,897.91	3,544,965.46	3,607,768.42
Consolidated Container Company LLC	Loan (First Lien)	First Lien Term Loans	2.50%	3/28/2014	5,286,112.84	4,848,097.79	5,173,782.94
Consolidated Precision Products Corp.	Term Loan	First Lien Term Loans	7.75%	4/17/2014	1,421,747.25	1,406,721.29	1,393,312.30
Contec, LLC	Tranche B Term Loan	First Lien Term Loans	7.75%	7/28/2014	2,658,068.24	2,620,135.01	2,409,990.73
Continental Alloys & Services, Inc.	Term Facility	First Lien Term Loans	8.50%	6/15/2012	3,003,801.64	2,886,238.89	3,001,308.49
Covanta Energy Corporation	Funded Letter of Credit	First Lien Term Loans	1.70%	2/10/2014	877,006.64	852,656.50	873,875.73
Covanta Energy Corporation	Term Loan	First Lien Term Loans	1.81%	2/10/2014	1,715,998.89	1,668,244.95	1,709,872.78
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	First Lien Term Loans	5.00%	2/13/2017	5,000,000.00	4,975,137.11	5,012,500.00
CRC Health Corporation	Term B-2 Loan	First Lien Term Loans	4.80%	11/16/2015	2,000,000.00	1,877,839.30	1,992,500.00
Culligan International Company	Dollar Loan	First Lien Term Loans	2.52%	11/24/2012	2,418,341.71	2,339,418.53	2,106,375.63
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	First Lien Term Loans	0.00%	2/21/2014	969,492.86	924,593.85	664,102.61
Del Monte Foods Company	Initial Term Loan	First Lien Term Loans	0.00%	3/8/2018	1,500,000.00	1,496,250.00	1,511,715.00
Dollar General Corporation	Tranche B-1 Term Loan	First Lien Term Loans	3.03%	7/7/2014	5,378,601.89	5,118,264.03	5,389,036.38
DS Waters of America, Inc.	Term Loan	First Lien Term Loans	2.57%	10/29/2012	495,887.91	482,801.98	485,350.29
DynCorp International Inc.	Term Loan	First Lien Term Loans	6.25%	7/7/2016	997,500.00	979,658.17	1,005,809.18
Education Management LLC	Tranche C-2 Term Loan	First Lien Term Loans	4.31%	6/1/2016	7,112,225.64	6,533,749.53	6,997,789.93
eInstruction Corporation	Initial Term Loan	First Lien Term Loans	4.31%	7/2/2013	3,036,981.16	2,892,088.31	2,794,022.67
Electrical Components International, Inc.	Synthetic Revolving Loan	First Lien Term Loans	1.40%	2/4/2016	117,647.06	115,902.70	117,941.18
Electrical Components International, Inc.	Term Loan	First Lien Term Loans	6.75%	2/4/2017	1,882,352.94	1,854,388.77	1,887,058.82
Emdeon Business Services LLC	Term Loan (First Lien)	First Lien Term Loans	2.27%	11/16/2013	4,877,709.30	4,730,605.65	4,855,369.39
Federal-Mogul Corporation	Tranche B Term Loan	First Lien Term Loans	2.20%	12/29/2014	2,643,542.00	2,449,987.19	2,573,329.53
Federal-Mogul Corporation	Tranche C Term Loan	First Lien Term Loans	2.20%	12/28/2015	1,348,745.92	1,249,430.72	1,312,923.23
First Data Corporation	Non Extending B-1 Term Loan	First Lien Term Loans	3.01%	9/24/2014	3,727,177.74	3,628,772.68	3,555,727.57
First Data Corporation	Non Extending B-2 Term Loan	First Lien Term Loans	3.01%	9/24/2014	1,868,259.45	1,820,772.29	1,783,122.87

FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan	First Lien Term Loans	2.51%	4/30/2013	4,461,804.97	4,354,515.34	4,461,804.97
FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan	First Lien Term Loans	2.51%	4/30/2013	901,783.17	880,095.78	901,783.17
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	First Lien Term Loans	4.80%	12/18/2015	1,295,106.39	1,291,171.69	1,246,539.90
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	First Lien Term Loans	5.30%	12/20/2016	1,295,106.39	1,290,884.26	1,253,015.43
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	First Lien Term Loans	4.51%	12/1/2016	1,549,402.08	1,468,868.52	1,549,216.15
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	1.68%	3/31/2013	4,269,542.38	4,234,545.94	4,255,068.63
Georgia-Pacific LLC	Term Loan B	First Lien Term Loans	2.30%	12/23/2012	2,876,959.36	2,765,714.05	2,878,886.93
Georgia-Pacific LLC	Term Loan C	First Lien Term Loans	3.55%	12/23/2014	2,520,061.91	2,390,203.54	2,529,209.74
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	First Lien Term Loans	1.96%	4/30/2014	5,700,000.00	5,172,418.91	5,631,600.00
Graham Packaging Company, L.P.	C Term Loan	First Lien Term Loans	6.75%	4/5/2014	4,586,342.36	4,586,342.36	4,605,467.41
Graphic Packaging International, Inc.	Term B Loan	First Lien Term Loans	2.30%	5/16/2014	3,317,757.60	3,102,030.89	3,315,700.59
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	First Lien Term Loans	4.31%	12/5/2016	3,548,951.99	3,412,119.41	3,531,207.23
GSI Holdings L.L.C.	Term Loan	First Lien Term Loans	3.32%	8/1/2014	5,794,413.79	5,687,799.11	5,664,039.48
Hanger Orthopedic Group, Inc.	Term B Loan	First Lien Term Loans	5.25%	12/1/2016	4,000,000.00	4,014,504.28	4,039,160.00
HCA Inc.	Tranche B-1 Term Loan	First Lien Term Loans	2.55%	11/18/2013	5,734,690.09	5,470,318.55	5,720,353.37
Hilsinger Company, The	Term Loan	First Lien Term Loans	3.55%	12/31/2013	1,438,858.92	1,411,074.05	1,294,973.02
Hoffmaster Group, Inc.	Term Loan (First Lien)	First Lien Term Loans	7.00%	6/2/2016	3,728,750.00	3,656,666.87	3,733,410.94
Hunter Defense Technologies, Inc.	Term Loan	First Lien Term Loans	3.56%	8/22/2014	4,600,368.18	4,496,162.98	4,493,041.59
Hygenic Corporation, The	Term Loan	First Lien Term Loans	2.80%	4/30/2013	1,731,547.92	1,674,176.45	1,614,668.43
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	1,329,764.93	1,218,396.98	1,311,813.10
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	2,548,716.09	2,334,951.51	2,514,308.42
Insight Equity A.P. X, LP	Term Loan	First Lien Term Loans	4.47%	12/18/2012	1,568,245.77	1,561,019.54	1,411,421.19
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	First Lien Term Loans	3.80%	5/18/2012	3,813,798.02	3,717,036.52	2,855,581.26
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-1 Loan	First Lien Term Loans	4.75%	8/4/2016	166,666.67	166,666.67	167,361.67
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-2 Loan	First Lien Term Loans	1.63%	8/4/2016	—	—	1,390.00
J. Crew Group, Inc.	Loan	First Lien Term Loans	0.00%	3/7/2018	1,000,000.00	1,000,000.00	1,002,190.00
Kalispel Tribal Economic Authority	Term Loan	First Lien Term Loans	7.50%	2/25/2017	4,000,000.00	3,920,036.55	3,920,036.55
Key Safety Systems, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.55%	3/8/2014	3,863,090.09	3,536,407.63	3,752,026.25
Kinetek Industries, Inc.	Term B-1 Loan	First Lien Term Loans	3.94%	11/10/2013	1,285,429.18	1,221,491.02	1,219,011.05
Kinetek Industries, Inc.	Term B-2 Loan	First Lien Term Loans	3.94%	11/10/2013	130,372.49	123,957.42	123,636.15
Lender Processing Services, Inc.	Term Loan B	First Lien Term Loans	2.76%	7/2/2014	633,750.00	630,214.34	631,373.44
Leslie’s Poolmart, Inc.	Tranche B Term Loan (Expired 3.1.2011)	First Lien Term Loans	6.00%	11/21/2016	4,000,000.00	4,006,665.10	4,040,000.00
M/C Acquisition Corp.	Tranche C Term Loan	First Lien Term Loans	1.00%	12/31/2012	1,981,256.57	1,981,256.57	297,188.49
Matthew Warren Industries, Inc.	Term Loan	First Lien Term Loans	7.25%	11/1/2013	1,396,992.43	1,332,048.83	1,131,563.87
National Diversified Sales, Inc.	Term Loan	First Lien Term Loans	3.56%	8/9/2011	1,260,509.09	1,224,766.80	1,247,904.00
Nielsen Finance LLC	Class A Dollar Term Loan	First Lien Term Loans	2.26%	8/9/2013	4,924,279.31	4,806,327.01	4,936,590.00
Novelis, Inc.	Term Loan (Old)	First Lien Term Loans	5.25%	12/17/2016	4,000,000.00	4,039,222.32	4,056,800.00
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	First Lien Term Loans	0.00%	4/27/2017	4,000,000.00	3,960,000.00	3,960,000.00
NPC International, Inc.	Term Loan	First Lien Term Loans	2.04%	5/3/2013	4,317,594.99	4,161,646.69	4,309,521.09
NRG Energy, Inc.	Extended Maturity Credit-Linked Deposit	First Lien Term Loans	3.55%	8/31/2015	1,000,000.00	1,003,704.93	1,007,000.00
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	First Lien Term Loans	2.05%	2/1/2013	739,112.79	723,964.39	738,085.42
NRG Energy, Inc.	Original Maturity Term Loan	First Lien Term Loans	2.04%	2/1/2013	2,880,954.36	2,823,408.19	2,876,949.83
NuSil Technology LLC.	Tranche B Term Loan	First Lien Term Loans	6.00%	2/18/2015	3,780,000.00	3,749,884.62	3,780,000.00
Nuveen Investments, Inc.	Non-Extended First-Lien Term Loan	First Lien Term Loans	3.30%	11/13/2014	2,494,682.50	2,450,409.78	2,429,197.08
Nyco Holdings 3 ApS (Nycomed)	Facility B2	First Lien Term Loans	4.26%	12/29/2014	1,766,353.91	1,687,711.95	1,730,390.95
Nyco Holdings 3 ApS (Nycomed)	Facility C2	First Lien Term Loans	4.76%	12/29/2015	1,765,817.04	1,679,620.23	1,738,694.09
Onex Carestream Finance LP	Term Loan	First Lien Term Loans	0.00%	2/25/2017	5,000,000.00	4,975,000.00	4,975,000.00
Pelican Products, Inc.	Term Loan Old	First Lien Term Loans	5.75%	11/30/2016	3,000,000.00	2,971,225.90	3,020,010.00
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	First Lien Term Loans	3.56%	12/15/2014	928,355.06	856,512.77	900,504.41
Physician Oncology Services, LP	Delayed Draw Term Loan	First Lien Term Loans	0.00%	1/31/2017	—	(510.20)	(51,020.41)
Physician Oncology Services, LP	Effective Date Term Loan	First Lien Term Loans	0.00%	1/31/2017	448,979.59	444,489.79	444,489.79
Pinnacle Foods Finance LLC	Term Loan	First Lien Term Loans	2.76%	4/2/2014	4,818,867.45	4,668,243.80	4,808,555.07
PRA International	U.S. Term Loan	First Lien Term Loans	3.56%	12/15/2014	1,286,657.04	1,187,086.96	1,222,324.19
Prestige Brands, Inc.	Term Loan	First Lien Term Loans	4.75%	3/24/2016	4,167,500.00	4,152,818.99	4,189,629.43
QA Direct Holdings, LLC	Term Loan Retired 03/23/2011	First Lien Term Loans	8.25%	8/10/2014	1,756,006.41	1,746,771.22	1,747,226.37
QCE, LLC (Quiznos)	Term Loan (First Lien)	First Lien Term Loans	5.01%	5/5/2013	2,713,190.37	2,642,924.24	2,579,457.21
Quintiles Transnational Corp.	Term B Loan (First Lien)	First Lien Term Loans	2.31%	3/31/2013	1,350,371.77	1,341,559.62	1,346,995.84
Ranpak Corp.	US Dollar Term Loan B (First Lien) Retired 04/20/2011	First Lien Term Loans	4.77%	12/27/2013	2,729,246.91	2,702,687.90	2,592,784.56
Repconstrickland, Inc.	Term B Loan	First Lien Term Loans	10.00%	2/19/2014	2,982,728.94	2,963,647.62	2,744,110.62
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	First Lien Term Loans	2.56%	7/19/2013	1,624,605.91	1,553,406.53	1,614,939.51
Royal Adhesives and Sealants, LLC	Term A Loan	First Lien Term Loans	7.25%	11/29/2015	5,000,000.00	4,925,515.46	4,925,515.46
Royalty Pharma Finance Trust	Tranche B Term Loan	First Lien Term Loans	2.55%	4/16/2013	4,111,215.97	4,104,705.36	4,126,633.03

Scitor Corporation	Term Loan	First Lien Term Loans	5.00%	2/15/2017	500,000.00	497,513.70	503,540.00
Scotsman Industries, Inc.	Term Loan	First Lien Term Loans	5.51%	4/30/2016	942,875.00	934,735.91	946,410.78
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	623,300.69	607,431.83	619,592.05
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	2,254,230.99	2,196,806.26	2,240,818.31
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	1,418,607.54	1,377,770.72	1,410,166.83
SI Organization, Inc., The	New Tranche B Term Loan	First Lien Term Loans	4.50%	11/22/2016	4,000,000.00	3,961,771.69	4,030,000.00
Specialized Technology Resources, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.76%	6/13/2014	3,525,541.14	3,444,179.09	3,283,160.18
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	First Lien Term Loans	3.76%	2/28/2014	500,000.00	500,000.00	503,325.00
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	First Lien Term Loans	2.01%	2/28/2014	197,048.29	191,854.98	196,124.14
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	First Lien Term Loans	3.93%	2/28/2016	4,557,118.92	4,416,466.04	4,579,904.51
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	First Lien Term Loans	6.25%	12/16/2016	1,000,000.00	985,480.11	1,005,000.00
SuperMedia Inc. (fka Idearc Inc.)	Loan	First Lien Term Loans	11.00%	12/31/2015	359,814.84	347,869.42	238,604.01
Survey Sampling International, LLC	Term Loan	First Lien Term Loans	10.40%	12/31/2012	1,775,682.81	1,766,072.88	1,154,193.83
Targus Holdings, Inc.	Tranche B Term Loan (First Lien)	First Lien Term Loans	8.75%	11/22/2012	2,789,590.13	2,701,111.60	2,768,668.21
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	First Lien Term Loans	7.00%	12/23/2015	4,000,000.00	3,940,237.96	3,940,000.00
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	First Lien Term Loans	2.27%	11/23/2012	5,570,899.22	5,369,892.96	5,543,044.72
Telcordia Technologies, Inc.	Term Loan	First Lien Term Loans	6.75%	4/30/2016	3,970,000.00	3,961,377.31	3,982,426.10
Texas Competitive Electric Holdings Company, LLC (TXU)	Initial Tranche B-2 Term Loan	First Lien Term Loans	3.79%	10/10/2014	5,805,000.00	5,740,180.49	4,834,868.40
TransFirst Holdings, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/15/2014	2,412,500.00	2,359,446.81	2,320,028.88
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	First Lien Term Loans	2.51%	7/31/2013	1,223,255.73	1,173,926.02	1,180,441.78
Triumph Group Inc.	Loan Retired 04/05/2011	First Lien Term Loans	4.50%	6/16/2016	1,243,750.00	1,238,248.14	1,246,088.25
U.S. Security Holdings, Inc.	Acquisition Term Loan	First Lien Term Loans	4.04%	5/8/2013	106,289.18	102,004.59	105,224.16
U.S. Security Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	4.04%	5/8/2013	564,357.57	541,607.94	561,535.79
U.S. Silica Company	Loan	First Lien Term Loans	5.75%	5/9/2016	1,343,250.00	1,337,430.07	1,344,929.06
United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	First Lien Term Loans	5.50%	5/13/2015	1,393,000.00	1,381,246.08	1,394,741.25
Univar Inc.	Term B Loan	First Lien Term Loans	0.00%	6/30/2017	3,000,000.00	3,000,000.00	3,000,000.00
USI Holdings Corporation	Tranche B Term Loan	First Lien Term Loans	2.77%	5/5/2014	4,832,286.80	4,689,161.34	4,820,206.08
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	First Lien Term Loans	0.00%	12/22/2016	4,000,000.00	4,000,000.00	4,000,000.00
Weasler Engineering, Inc.	Term Loan	First Lien Term Loans	6.76%	9/30/2013	1,195,706.60	1,023,493.22	1,171,792.47
Weight Watchers International, Inc.	Term B Loan	First Lien Term Loans	1.81%	1/26/2014	1,242,139.03	1,228,356.23	1,239,033.68
Weight Watchers International, Inc.	Term D Loan	First Lien Term Loans	2.56%	6/30/2016	2,755,924.17	2,701,780.26	2,765,376.99
Wendy’s/Arby’s Restaurants, LLC	Term Loan	First Lien Term Loans	5.00%	5/24/2017	1,194,000.00	1,188,677.74	1,202,584.86
Wenner Media LLC	Term Loan	First Lien Term Loans	2.01%	10/2/2013	2,830,535.00	2,750,228.54	2,717,313.60
Wesco Aircraft Hardware Corp.	Loan (Second Lien) Retired 04/07/2011	First Lien Term Loans	6.02%	3/28/2014	1,720,000.00	1,655,182.55	1,721,427.60
Wil Research Laboratories, LLC	Term B Loan	First Lien Term Loans	4.31%	9/26/2013	1,828,419.39	1,693,355.92	1,609,009.06
WireCo WorldGroup Inc.	Term Loan	First Lien Term Loans	5.25%	2/10/2014	4,687,066.10	4,582,304.81	4,687,066.10
Worldwide Express Operations, LLC	Term Loan	First Lien Term Loans	7.50%	6/30/2013	3,844,760.86	3,844,760.86	3,075,808.69
Yankee Candle Company, Inc.	Term Loan	First Lien Term Loans	2.27%	2/6/2014	2,537,336.16	2,358,862.21	2,530,409.24
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	First Lien Term Loans	4.01%	7/31/2014	3,216,222.97	3,148,339.73	1,485,895.01
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	Other/Structured Finance Securities	2.58%	5/20/2020	4,000,000.00	3,682,050.40	3,657,600.00
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	Other/Structured Finance Securities	3.55%	1/18/2021	1,500,000.00	1,207,311.29	1,050,000.00
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	Other/Structured Finance Securities	3.80%	4/19/2021	4,000,000.00	3,235,639.60	2,800,000.00
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	Other/Structured Finance Securities	3.80%	1/25/2019	5,000,000.00	4,115,336.58	3,500,000.00
Network Communications, Inc.	8.600% - 01/2020-6412BAD3	Unsecured Notes	8.60%	1/14/2020	1,028,572.00	3,260,000.00	743,451.84
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	Other/Structured Finance Securities	3.90%	4/17/2021	5,000,000.00	3,976,453.35	3,500,000.00
Elyria Foundry Company, LLC	13.000% - 03/2013 - 290608AA6	Unsecured Notes	17.00%	3/1/2013	2,040,000.00	2,006,315.67	1,500,012.00
						402,031,793.88	391,170,116.85

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

For the three months ended May 31, 2011 and May 31, 2010, we incurred $0.4 and $0.4 million in base management fees, respectively. For the three months ended May 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2010, we incurred no incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2011, we accrued $0.7 million in incentive management fees related to capital gains. For the three months ended May 31, 2010, we incurred no incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2011, $0.4 million of base management fees and $2.1 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million

For the three months ended May 31, 2011 and May 31, 2010, we recognized $0.2 and $0.2 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2011, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder. As of May 31, 2011, there was no outstanding balance under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the three year term of the facility. For the three months ended May 31, 2011 and May 31, 2010, we recorded $0.2 and $0.8 million of interest expense, respectively. For the three months ended May 31, 2011, we recorded $0.2 million of amortization of deferred financing costs related to the Replacement Facility. For the three months ended May 31, 2010, no amortization of deferred financing costs were recorded on the Revolving Facility.  The interest rates during the three months ended May 31, 2011 and May 31, 2010 on the outstanding borrowings were 7.50% and 9.25% respectively.

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

Our borrowing base under the Replacement Facility was $21.0 million at May 31, 2011. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent annual report on Form 10-K or quarterly report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2011 borrowing base relies upon the valuations set forth in the annual report on Form 10-K for the year ended February 28, 2011. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of May 31, 2011, we did not receive any such payments as the LIBOR has not exceeded 8%. As of May 31, 2011, the total notional amount outstanding for the interest rate caps was $39.6 million with an aggregate fair value of $5,723, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the three months ended May 31, 2011 and May 31, 2010, we recorded  $10,542 and $19,869 of unrealized depreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of May 31, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$26,939	8.0%	Feb 2014	$4
Interest Rate Cap	Free Standing Derivative	12,635	8.0	Nov 2013	2
	Net fair value				$6

The table below summarizes our interest rate cap agreements as of February 28, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$29,388	8.0%	Feb 2014	$12
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	4
	Net fair value				$16

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2011 and May 31, 2010, we accrued $0.05 and $0.2 million for directors’ fees expense, respectively. As of May 31, 2011, $0.06 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2011, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the quarters ended May 31, 2011 and May 31, 2010 (dollars in thousands except share and per share amounts):

Basic and diluted	May 31, 2011	May 31, 2010
Net increase in net assets from operations	$5,709	$2,655
Weighted average common shares outstanding	3,277,077	1,694,010
Earnings per common share-basic and diluted	$1.74	$1.57

Note 11. Dividend

The Company did not declare any dividend payments during the quarters ended May 31, 2011 and May 31, 2010.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2011 and May 31, 2010:

For May 31, 2010, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

	May 31, 2011	May 31, 2010
Per share data:(4)
Net asset value at beginning of period	$26.26	$32.70
Net investment income(1)	0.18	—
Net realized and unrealized gains and losses on investments and derivatives	1.57	1.60
Net increase in net assets from operations	1.75	1.60
Distributions declared from net investment income	—	—
Distributions declared from net realized capital gains	—	—
Total distributions to stockholders	—	—
Net asset value at end of period	$28.01	$34.30
Net assets at end of period	$91,780,664	$58,132,890
Shares outstanding at end of period	3,277,077	1,694,010
Per share market value at end of period(4)	$20.75	$16.81
Total return based on market value(2)	(2.35)%	(10.94)%
Total return based on net asset value(3)	6.63%	4.79%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)(6)	2.71%	(1.03)%
Ratio of operating expenses to average net assets(5)(6)	9.12%	14.39%
Ratio of incentive management fees to average net assets(6)	3.38%	0.00%
Ratio of credit facility related expenses to average net assets(6)	1.73%	5.61%
Ratio of total expenses to average net assets(5)(6)	10.85%	19.99%

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

(4)           May 31, 2010 data has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

(5)           For the quarter ended May 31, 2010, net of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 0.01%, 13.34% and 18.95%, respectively.

(6)           Ratios are annualized.

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

Note 14. Related Party Transaction

On May 31, 2011, we purchased six debt investments with an aggregate face value of $15.6 million and fair value of $10.8 million from Saratoga CLO for $10.8 million.  The fair value of the investments was determined by a third party valuation firm.  At fair value at May 31, 2011, these investments had an all-in yield of 14.5%, consisting of a current cash yield of 9.2%, a PIK yield of 2.4% and discount yield of 2.9%. We considered the following factors, among others, in connection with our determination to effectuate this purchase transaction:

•                  These investments are more consistent with our investment objective and strategy, which tends to focus on higher risk, but higher yielding investments, as compared to that of Saratoga CLO;

•                  We held investments in each of the portfolio companies that issued the six debt investments and, as a result, the transaction represented an opportunity for us to re-deploy idle capital in portfolio companies with which we are very familiar; and

•                  The transaction permitted Saratoga CLO, of which we hold a 100% equity interest in, to improve its compliance ratios in its investment portfolio.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended May 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties.. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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

As of May 31, 2011, our portfolio consisted of $93.7 million in investments at fair value, including our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD. (“Saratoga CLO”), a collateralized loan obligation fund we manage, which constituted 27.3% of our total investments and, as of May 31, 2011, with a fair value of $25.6 million.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%.

We recognize interest income on our investment in the subordinated notes of Saratoga CLO using the effective interest method, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

•                  direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•                  administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview(1)

	At May 31, 2011	At February 28, 2011
	($ in millions)
Number of investments	34	34
Number of portfolio companies	22	24
Average investment size	$2.0	$1.7
Weighted average maturity	3.1 years	3.1 years
Number of industries	15	16
Average investment per portfolio company	$3.1	$2.5
Non-Performing or delinquent investments	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)	$9.3 (15.1)%	$9.4 (18.6)%
Weighted average current coupon	14.6%	13.8%
Floating rate debt (% of interest bearing portfolio)	$52.0 (84.9)%	$41.1 (81.4)%
Weighted average current spread over LIBOR	6.9%	5.6%

(1)          Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests which, as of May 31, 2011, constituted 23.1% of our total assets.

During the three months ended May 31, 2011, we made $14.7 million of investments in new or existing portfolio companies, had $7.0 million in aggregate amount of exits and repayments, resulting in net investments of $7.7 million for the period. During the three months ended May 31, 2010, we made no investments in new or existing portfolio companies and had $2.7 million in aggregate amount of exits and repayments, resulting in net repayments of $2.7 million for the period.

Our portfolio composition based on fair value at May 31, 2011 and February 28, 2011 was as follows:

Portfolio Composition

	At May 31, 2011		At February 28, 2011
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	29.7%	10.1%	23.1%	9.5%
Saratoga CLO subordinated notes	27.3	15.5	28.4	15.8
Second lien term loans	23.2	10.1	25.3	10.1
Senior secured notes	10.3	16.6	12.4	15.9
Equity interests	7.3	N/A	8.4	N/A
Unsecured notes	2.2	18.0	2.4	13.8
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	11.7%	100.0%	11.5%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2011 and February 28, 2011, was composed of $386.9 and $410.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 28, 2011 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this quarterly report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2011, over 98.9% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 28, 2011, 97.0% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and five Saratoga CLO portfolio investments were in default.

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

The CMR distribution of our investments at May 31, 2011 and February 28, 2011 was as follows:

Portfolio CMR Distribution

	At May 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
N/A(1)	$32,400	34.6%	$29,467	36.8%
Green	23,180	24.7	10,900	13.6
Red	20,774	22.2	24,660	30.8
Yellow	17,302	18.5	14,998	18.8
Total	$93,656	100.0%	$80,025	100.0%

(1)          Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests, and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at May 31, 2011 and February 28, 2011.

Portfolio composition by industry grouping at fair value

	At May 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$25,555	27.3%	$22,732	28.4%
Consumer Products	11,258	12.0	10,249	12.8
Electronics	8,786	9.4	8,634	10.8
Healthcare Services	8,102	8.7	8,014	10.0
Manufacturing	7,388	7.9	7,358	9.2
Metals	6,409	6.8	4,231	5.3
Logistics	6,061	6.5	2,499	3.1
Publishing	6,024	6.4	5,855	7.3
Financial Services	3,792	4.0	1,710	2.2
Environmental	2,899	3.1	2,952	3.7
Consumer Services	2,651	2.8	245	0.3
Food and Beverage	1,486	1.6	1,546	1.9
Natural Resources	1,451	1.5	—	—
Homebuilding	763	0.8	816	1.0
Education	749	0.8	259	0.3
Building Products	282	0.4	155	0.2
Packaging	—	—	2,453	3.1
Apparel	—	—	—	—
Oil and Gas	—	—	317	0.4
Printing	—	—	—	—
Total	$93,656	100.0%	$80,025	100%

(1)   Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at May 31, 2011 and February 28, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At May 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Other(1)	$25,555	27.3%	$22,732	28.4%
West	21,688	23.2	16,332	20.4
Midwest	20,911	22.3	18,490	23.1
Southeast	12,878	13.8	7,815	9.8
Northeast	12,624	13.4	12,203	15.2
International	—	—	2,453	3.1
Total	$93,656	100.0%	$80,025	100%

(1)   Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three months ended May 31, 2011 and 2010 are as follows;

	For the three months ended
	May 31, 2011	May 31, 2010
	($ in thousands)
Total investment income	$2,898	$2,811
Total expenses, net	2,319	2,809
Net investment income	579	2
Net realized gains (losses)	98	(2,551)
Net unrealized gains	5,032	5,204
Net increase in net assets resulting from operations	$5,709	$2,655

Investment income

The composition of our investment income for the three months ended May 31, 2011 and 2010 was as follows:

Investment Income

	For the three months ended
	May 31, 2011	May 31, 2010
	($ in thousands)
Interest from investments	$2,388	$2,270
Management fee income from Saratoga CLO	506	507
Interest from cash and cash equivalents and other income	4	34
Total	$2,898	$2,811

For the three months ended May 31, 2011, total investment income increased $0.1 million, or 3.1%, compared to the three months ended May 31, 2010. The increase in total investment income for the three months ended May 31, 2011 versus the three months ended May 31, 2010 was the result of higher interest income recognized on our investment in Saratoga CLO, partially offset by a decrease in investment income earned on our other investments.

For the three months ended May 31, 2011, total PIK income was $0.6 million. For the three months ended May 31, 2010 total PIK income was $0.4 million.

Operating Expenses

The composition of our operating expenses for the three months ended May 31, 2011 and 2010 was as follows:

Operating Expenses

	For the three months ended
	May 31, 2011	May 31, 2010
	($ in thousands)
Interest and credit facility expense	$370	$831
Base management fees	398	411
Professional fees	294	1,143
Incentive management fees	721	—
Administrator expenses	240	155
Insurance expenses	157	195
Directors fees	51	165
General and administrative expenses	88	64
Total operating expenses before manager waiver and reimbursement	$2,319	$2,964

For the three months ended May 31, 2011, total operating expenses before manager expense waiver and reimbursement decreased $0.6 million, or 21.8%, compared to the three months ended May 31, 2010.  This decrease was primarily attributable to a decrease in professional fees related to the recapitalization transaction described in “Note 13. Recapitalization Transaction” and a decrease in interest and credit facility expense attributable to a decrease in the amount of our outstanding debt, in each case, in connection with or as a result of the recapitalization transaction described above offset somewhat by an increase in incentive management fees.  The increase in incentive management fees for the three months ended May 31, 2011 was primarily attributed to an increase in accrued incentive fees related to net unrealized appreciation on investments.

As discussed above, the decrease in interest and credit facility expense for the three months ended May 31, 2011 is primarily attributable to a decrease in the amount of outstanding debt, during such periods. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $4.5 million at February 28, 2011 and $0.0 million at May 31, 2011.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Deutsche Bank of $37.0 million at February 28, 2010 and $33.8 million at May 31, 2010, which were repaid on July 30, 2010 in connection with the recapitalization transaction, including through the use of $20 million of borrowings under the senior secured revolving credit facility with Madison Capital Funding.  For the three months ended May 31, 2011, the weighted average interest rate on our outstanding indebtedness was 7.50% compared to 9.25% for the three months ended May 31, 2010.

Net Realized Gains/Losses from Investments

For the three months ended May 31, 2011, we had $7.0 million of sales, repayments, exits and restructurings resulting in $0.1 million of net realized gains.  The most significant realized gains and losses during the three months ended May 31, 2011 were as follows:

Three months ended May 31, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
			($ in thousands)
Targus Holdings, Inc.	First Lien Term Loan	$3,066	$2,971	$95

Three months ended May 31, 2010

For the three months ended May 31, 2010, we had $2.6 million of net realized losses.  The most significant gains and losses for the three months ended May 31, 2010 were the following:

				Net Realized
Issuer	Asset Type	Gross Proceeds	Cost	Gain/(Loss)
	($ in thousands)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$(1,535)	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	(2,002)	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	(1,496)	(994)

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended May 31, 2011, our investments had a increase in net unrealized appreciation of $5.0 million versus a increase in net unrealized appreciation of $5.2 million for the three months ended May 31, 2010. The most significant cumulative changes in unrealized appreciation for the three months ended May 31, 2011, were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Depreciation	Appreciation/(Depreciation)
			($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$26,205	$25,555	$650	$3,982
Energy Alloys, LLC	Senior Secured Notes	6,476	1,451	5,025	1,087

The $3.9 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and an improvement in reinvestment assumptions based on current market conditions and projections) and a lower discount rate used to present value the cash flows based on current market conditions.  In addition, the $1.1 million of unrealized appreciation on our investment in Energy Alloys resulted from its improved operating performance.

For the three months ended May 31, 2010, the Company had net unrealized gains of $5.2 million, which was comprised of $5.3 million in unrealized appreciation, $3.2 million in unrealized depreciation and $3.1 million related to the reversal of prior period net unrealized depreciation recorded upon the exit of an investment. The most significant changes in net unrealized appreciation and depreciation for the three months ended May 31, 2010 were as follows:

Three months ended May 31, 2010

				Total Unrealized	Year-To-Date Change in Unrealized Appreciation/
Issuer	Asset Type	Cost	Fair Value	Depreciation	(Depreciation)
			($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$29,233	$18,209	$(11,024)	$1,510
McMillin Companies, LLC	Senior Secured Notes	7,356	4,466	(2,890)	809
Elyria Foundry Company, LLC	Senior Secured Notes	4,889	4,550	(339)	751
Grant U.S. Holdings, LLP	Second Lien Term Loan	6,349	592	(5,757)	434
USS Mergerco, Inc.	Common stock	3,159	2,355	(804)	294
Jason Incorporated	Unsecured Notes	13,700	1,096	(12,604)	(592)
Energy Alloys, LLC	Second Lien Term Loan	6,285	610	(5,675)	(565)
Penton Media, Inc.	First Lien Term Loan	3,952	3,449	(503)	(503)

The $1.5 million decrease in net unrealized depreciation in our investment in the Saratoga CLO subordinated notes was due to changes in various assumptions, such as portfolio default rate, recovery rate on defaults and portfolio prepayment rate, used in our discounted cash flow model. These changes were made in accordance with current market practice for CLO equity investments and not as a result of any change in the underlying portfolio of Saratoga CLO. The unrealized appreciation in our investments in McMillin Companies, LLC and Elyria Foundry Company, LLC, were due to an improvement in the outlook for these companies. The increase in unrealized depreciation in our investments in Jason Incorporated and Energy Alloy were due to declining prospects for each of the companies. The change in the fair values of our investments in Grant U.S. Holdings and Penton Media, Inc were due to fluctuations in the market quotations obtained for these investments compared to the prior period.

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended May 31, 2011, changes in the value of our interest rate caps resulted in unrealized depreciation of $10,542 versus an unrealized depreciation of $19,869 for the three months ended May 31, 2010. For a more detailed discussion of the interest rate caps, see “Note 7. Interest Rate Cap Agreements” to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Changes in Net Assets from Operations

For the three months ended May 31, 2011, we recorded a net increase in net assets resulting from operations of $5.7 million versus a net increase in net assets resulting from operations of $2.7 million for the three months ended May 31, 2010. The difference is attributable to an increase in net investment income, a decrease in realized losses on our investments and an increase in net unrealized appreciation for the three months ended May 31, 2011, as compared to the same period in the prior year. Based on 3,277,077 and 1,694,011 weighted average common shares outstanding for the three months ended May 31, 2011 and May 31, 2010, our per share net increase in net assets resulting from operations was $1.74 for the three months ended May 31, 2011 versus a per share net increase in net assets from operations of $1.57 for the three months ended May 31, 2010.

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

Collateral.    The Replacement Facility is secured by substantially all of our assets and includes the subordinated notes (“CLO Notes”) issued by Saratoga CLO and our rights under the CLO Management Agreement (as defined below).

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

•                  resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in SIA’s daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or,

•                  occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or we cease to act as collateral manager under the CLO Management Agreement.

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

Fees and Expenses.    We paid certain fees and reimbursed Madison Capital Funding for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Madison Capital Funding in connection with the Replacement Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing of the stock purchase transaction with SIA and certain of its affiliates. These amounts totaled $2.0 million.

As of May 31, 2011, we had no outstanding borrowings under the Replacement Facility.

Our asset coverage ratio, as defined in the 1940 Act, was 2,013% as of February 28, 2011.

At May 31, 2011 and February 28, 2011, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At May 31, 2011		At February 28, 2011
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$10,064	9.4%	$10,736	11.3%
Cash and cash equivalents, securitization accounts	3,448	3.2	4,370	4.6
First lien term loans	27,828	26.0	18,475	19.4
Second lien term loans	21,698	20.2	20,276	21.3
Senior secured notes	9,638	9.0	9,892	10.4
Unsecured notes	2,092	2.0	1,915	2.0
Structured finance securities	25,555	23.8	22,732	23.9
Common stock	6,845	6.4	6,735	7..1
Other/limited partnership interests	—	—	—	—
Total	$107,168	100.0%	$95,131	100.0%

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2011:

Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($ in thousands)
Long-Term Debt Obligations	$—	$—	$—	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

At May 31, 2011 and February 28, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2011.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiary, Saratoga Investment Funding LLC, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended February 28, 2011.

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

SARATOGA INVESTMENT CORP.

Date: July 13, 2011	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary