Form 10-Q
period 2011-08-31
SARATOGA INVESTMENT CORP.
filed 2011-10-12
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 12, 2011 was 3,277,077.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2011

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2011	February 28, 2011
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $81,536,547 and $73,779,271, respectively)	$60,827,981	$57,292,723
Control investments (cost of $25,093,624 and $27,364,350, respectively)	25,388,994	22,732,038
Total investments at fair value (amortized cost of $106,630,171 and $101,143,621, respectively)	86,216,975	80,024,761
Cash and cash equivalents	512,592	10,735,755
Cash and cash equivalents, securitization accounts	2,376,331	4,369,987
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	991	16,265
Interest receivable, (net of reserve of $249,520 and $14,796, respectively)	1,633,060	1,666,083
Deferred credit facility financing costs, net	1,297,280	1,638,768
Management fee receivable	229,649	231,753
Other assets	181,384	85,166
Total assets	$92,448,262	$98,768,538

LIABILITIES
Revolving credit facility	$—	$4,500,000
Payable for unsettled trades	—	4,900,000
Management and incentive fees payable	1,329,733	2,203,806
Accounts payable and accrued expenses	498,905	785,486
Interest and credit facility fees payable	46,667	67,792
Due to manager	520,198	240,000
Total liabilities	$2,395,503	$12,697,084

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,277,077 and 3,277,077 common shares issued and outstanding, respectively	$3,277	$3,277
Capital in excess of par value	153,768,680	153,768,680
Distribution in excess of net investment income	(5,620,017)	(8,918,890)
Accumulated net realized loss from investments and derivatives	(37,555,975)	(37,548,016)
Net unrealized depreciation on investments and derivatives	(20,543,206)	(21,233,597)
Total Net Assets	90,052,759	86,071,454

Total liabilities and Net Assets	$92,448,262	$98,768,538

NET ASSET VALUE PER SHARE	$27.48	$26.26

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For three months ended August 31		For six months ended August 31
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$1,836,643	$1,749,678	$3,334,532	$3,366,945
Control investments	1,050,486	816,802	1,940,063	1,469,522
Total interest income	2,887,129	2,566,480	5,274,595	4,836,467
Interest from cash and cash equivalents	1,100	863	5,248	1,182
Management fee income	503,803	508,071	1,010,171	1,014,856
Other income	145,908	37,633	145,908	71,192
Total investment income	3,537,940	3,113,047	6,435,922	5,923,697

EXPENSES
Interest and credit facility financing expenses	309,911	738,147	679,821	1,569,268
Base management fees	411,468	423,442	809,932	834,831
Professional fees	632,237	1,614,588	925,865	2,757,125
Administrator expenses	240,000	173,425	480,000	328,562
Incentive management fees	(1,058,378)	—	(336,653)	—
Insurance	146,699	171,596	303,681	366,250
Directors fees and expenses	51,000	108,233	102,000	272,844
General & administrative	82,859	141,461	169,213	205,597
Other expense	1,880	—	3,190	—
Expenses before expense waiver and reimbursement	817,676	3,370,892	3,137,049	6,334,477
Expense reimbursement	—	(103,425)	—	(258,562)
Waiver of deferred incentive management fees		(2,636,146)		(2,636,146)
Total expenses net of expense waiver and reimbursement	817,676	631,321	3,137,049	3,439,769

NET INVESTMENT INCOME	2,720,264	2,481,726	3,298,873	2,483,928

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(105,967)	2,147	(7,959)	(2,549,263)
Net unrealized appreciation/(depreciation) on investments	(4,337,470)	4,214,508	705,665	9,438,323
Net unrealized appreciation/(depreciation) on derivatives	(4,732)	1,438	(15,274)	(18,431)
Net gain/(loss) on investments	(4,448,169)	4,218,093	682,432	6,870,629

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,727,905)	$6,699,819	$3,981,305	$9,354,557

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.53)	$3.27	$1.22	$5.00

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,277,077	2,047,985	3,277,077	1,870,998

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2011

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 67.5% (b)

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$302,640	302,640	205,795	0.2%

		Total Building Products		662,964	205,795	0.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00%, 5/24/2016	$4,000,000	3,923,415	3,900,000	4.3%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 6/14/2019	$1,692,059	$1,692,059	922,171	1.0%

Targus Holdings, Inc. (d, i)	Consumer Products	Common Stock	62,413	566,765	1,532,239	1.7%

		Total Consumer Products		6,182,239	6,354,410	7.0%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$2,881,639	2,628,028	2,549,386	2.8%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00%, 12/31/2016	$3,000,000	2,912,208	3,000,000	3.3%

		Total Consumer Services		5,540,236	5,549,386	6.1%

M/C Acquisition Corp., LLC (d, i)	Education	First Lien Term Loan 6.75%, 12/31/2012	$2,933,950	1,527,636	742,583	0.8%

M/C Acquisition Corp., LLC (d, i)	Education	Class A Common Stock	166,327	30,242	—	0.0%

		Total Education		1,557,878	742,583	0.8%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.25%, 6/1/2014	$2,000,000	1,880,367	1,878,800	2.1%

Group Dekko, Inc. (fka Dekko Technologies, LLC) (d)	Electronics	Second Lien Term Loan 10.50%, 5/1/2013	$7,418,194	7,418,194	6,346,265	7.0%

		Total Electronics		9,298,561	8,225,065	9.1%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	103,232	0.1%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	2,348,521	2.6%

		Total Environmental		3,158,800	2,451,753	2.7%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.25%, 8/20/2015	$2,536,532	2,536,532	139,509	0.2%

Bankruptcy Management Solutions, Inc. (d, i)	Financial Services	Common Stock	$27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d, i)	Financial Services	Warrants	$2,510	—	—	0.0%

DCS Business Services, Inc. (d)	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,608,278	1,600,000	1.8%

		Total Financial Services		4,144,810	1,739,509	2.0%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,551,390	1,428,346	1,528,119	1.7%

PRACS Institute, LTD (d, i)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,075,500	—	0.0%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$4,975,000	4,883,788	4,975,000	5.5%

		Total Healthcare Services		8,959,288	4,975,000	5.5%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 12/31/2013	$990,000	967,203	668,250	0.7%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$6,716,025	6,347,744	6,097,479	6.8%

Jason Incorporated (d)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,518,620	2,518,620	2,518,620	2.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.19%, 12/15/2014	$5,000,000	4,851,872	5,000,000	5.6%

		Total Manufacturing		7,370,492	7,518,620	8.4%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$7,282,800	6,990,900	6,595,304	7.3%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		6,990,900	6,595,304	7.3%

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,348,532	—	0.0%

Energy Alloys, LLC (d, i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,525,331	6,525,331	2,517,473	2.8%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,525,331	2,517,473	2.8%

Network Communications, Inc. (d, i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$2,393,897	1,874,287	1,136,144	1.3%

Network Communications, Inc. (d, i)	Publishing	Common Stock	$211,429	—	847,830	0.9%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,691	4,178,936	3,675,261	4.2%

		Total Publishing		6,053,223	5,659,235	6.4%

Sub Total Non-control/Non-affiliated investments				81,536,547	60,827,981	67.5%

Control investments - 28.2% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d, f, h)	Structured Finance Securities	Other/Structured Finance Securities 14.85%, 1/21/2020	$30,000,000	25,093,624	25,388,994	28.2%

Sub Total Control investments				25,093,624	25,388,994	28.2%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 95.7% (b)				$106,630,171	$86,216,975	95.7%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$24,489,796	$87,000	$710	0.0%
Interest rate cap	8.0%	11/30/2013	12,635,000	44,000	281	0.0%

Total Outstanding interest rate cap				$131,000	$991	0.0%

*    Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $90,052,759 as of August 31, 2011.

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

(e)  Non-U.S. company. The principal place of business for Grant U.S. Holdings LLP is Canada.

(f)  18.23% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,940,063	$1,010,171	$—	$4,927,681
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at August 31, 2011.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 66.6% (b)

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%

Legacy Cabinets Holdings (d, i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d, i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$293,474	293,474	154,455	0.2%

		Total Building Products		653,798	154,455	0.2%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,249,024	3,233,750	3.7%

Targus Holdings, Inc. (d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,169,227	3,057,616	3,147,834	3.7%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	985,547	1.1%

Targus Holdings, Inc. (d, i)	Consumer Products	Common Stock	62,413	566,765	2,881,608	3.3%

		Total Consumer Products		8,411,640	10,248,739	11.8%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$285,876	285,876	244,424	0.3%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$870,791	870,791	258,625	0.3%

M/C Acquisition Corp., LLC (d, i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		901,032	258,625	0.3%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,858,442	1,867,092	2.2%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,198,935	7,198,935	6,766,999	7.9%

		Total Electronics		9,057,377	8,634,091	10.1%

USS Parent Holding Corp. (d, i)	Environmental	Non Voting Common Stock	765	133,002	124,311	0.1%

USS Parent Holding Corp. (d, i)	Environmental	Voting Common Stock	17,396	3,025,798	2,828,080	3.3%

		Total Environmental		3,158,800	2,952,391	3.4%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 1.25%, 8/20/2015	$2,450,499	2,450,499	110,272	0.0%

Bankruptcy Management Solutions, Inc. (d, i)	Financial Services	Common Stock	$27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d, i)	Financial Services	Warrants	$2,510	—	—	0.0%

DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,612,135	1,600,000	2.0%

		Total Financial Services		4,062,634	1,710,272	2.0%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,687,008	1,403,224	1,545,637	1.8%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,069,847	3,014,420	3.5%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$5,000,000	4,900,000	5,000,000	5.8%

		Total Healthcare Services		8,969,847	8,014,420	9.3%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$1,100,000	1,067,024	816,200	0.9%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,865,629	2,862,910	2,498,828	2.9%

Jason Incorporated (d, i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,414,272	2,414,272	2,391,318	2.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,833,437	4,966,500	5.8%

		Total Manufacturing		7,247,709	7,357,818	8.6%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,017,225	4,231,222	4.9%

Elyria Foundry Company, LLC (d, i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,017,225	4,231,222	4.9%

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Grant U.S. Holdings LLP (d, e, i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	—	0.0%

Energy Alloys, LLC (d, i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,429,092	6,429,092	316,954	0.4%

Energy Alloys, LLC (d, i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,429,092	316,954	0.4%

Terphane Holdings Corp. (d, e, i)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$2,500,000	2,500,000	2,453,252	2.9%

Network Communications, Inc. (d, i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$1,285,714	1,285,714	929,314	1.1%

Network Communications, Inc. (d, i)	Publishing	Common Stock	$211,429	—	900,688	1.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,376	4,116,021	4,025,393	4.7%

		Total Publishing		5,401,735	5,855,395	6.8%

Sub Total Non-control/Non-affiliated investments				73,779,271	57,292,723	66.6%

Control investments - 26.4% (b)

GSC Partners CDO GP III, LP (h, i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d, f, h)	Structured Finance Securities	Other/Structured Finance Securities 11.99%, 1/21/2020	$30,000,000	27,364,350	22,732,038	26.4%

Sub Total Control investments				27,364,350	22,732,038	26.4%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (g, i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 93.0% (b)				$101,143,621	$80,024,761	93.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$29,387,755	$87,000	$11,893	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	4,372	0.0%

Total Outstanding interest rate cap				$131,000	$16,265	0.0%

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

(h)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,295,359	$2,032,357	$—	$7,902,482
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i) Non-income producing at February 28, 2011.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For six months ended August 31, 2011	For six months ended August 31, 2010
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$3,298,873	$2,483,928
Net realized loss from investments	(7,959)	(2,549,263)
Net unrealized appreciation on investments	705,665	9,438,323
Net unrealized depreciation on derivatives	(15,274)	(18,431)
Net increase in net assets from operations	3,981,305	9,354,557
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of issuance costs	—	14,814,862
Net increase in net assets from capital share transactions	—	14,814,862

Total increase in net assets	3,981,305	24,169,419
Net assets at beginning of period	86,071,454	55,478,152
Net assets at end of period	$90,052,759	$79,647,571

Net asset value per common share	$27.48	$29.71
Common shares outstanding at end of period	3,277,077	2,680,842

Distribution in excess of net investment income	$(5,620,017)	$(362,207)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For six months ended August 31, 2011	For six months ended August 31, 2010
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$3,981,305	$9,354,557
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(907,808)	(568,196)
Net accretion of discount on investments	(506,326)	(365,750)
Amortization of deferred credit facility financing costs	341,488	61,245
Reversal of deferred incentive management fees	—	(2,636,146)
Net realized (gain) loss from investments	7,959	2,549,263
Net unrealized (appreciation) depreciation on investments	(705,665)	(9,438,323)
Net unrealized (appreciation) depreciation on derivatives	15,274	18,431
Proceeds from sale and redemption of investments	13,488,562	2,780,816
Purchase of investments	(17,568,936)	—
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	1,993,656	(82,306)
Interest receivable	33,023	1,596,587
Management fee receivable	2,104	96,290
Other assets	(96,218)	(159,518)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,900,000)	—
Management and incentive fees payable	(874,073)	(11,505)
Accounts payable and accrued expenses	(286,581)	(428,680)
Interest and credit facility fees payable	(21,125)	(97,109)
Due to manager	280,198	54,398
NET CASH PROVIDED BY/(USED) BY OPERATING ACTIVITIES	(5,723,163)	2,724,054

Financing activities
Issuance of shares of common stock	—	15,000,002
Payment of common stock issuance costs	—	(185,140)
Borrowings on debt	—	20,000,000
Paydowns on debt	(4,500,000)	(36,992,222)
Credit facility financing cost	—	(2,035,932)
NET CASH USED BY FINANCING ACTIVITIES	(4,500,000)	(4,213,292)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,223,163)	(1,489,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,735,755	3,352,434
CASH AND CASH EQUIVALENTS, END OF PERIOD	$512,592	$1,863,196

Supplemental Information:
Interest paid during the period	$359,458	$1,605,131

Supplemental non-cash information
Paid-in-kind interest income	$907,808	$568,196
Net accretion of discount on investments	$506,326	$365,750
Amortization of deferred credit facility financing costs	$341,488	$61,245
Reversal of deferred incentive management fees	$—	$2,636,146

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and income, gains/(losses) and expenses during the period reported. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(a) of the 1940 Act, the company may not invest in another registered investment company, including a money market fund, if it would exceed any of the following:

•                  own more than 3% of the money market fund

•                  hold securities in the money market fund having an aggregate value in excess of 5% of the value of the total assets of the company or

•                  hold securities in money market funds and other registered investment companies having an aggregate value in excess of 10% of the value of the total assets of the company

Cash and Cash Equivalents, Securitization Accounts

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

Income Taxes

The Company has filed an election to be treated for tax purposes as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for the obligation to pay federal income taxes.

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

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of August 31, 2011 and February 28, 2011, there were no uncertain tax positions.

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

Capital Gains Incentive Fee

The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time.  The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

New Accounting Pronouncements

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of August 31, 2011 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$28,274	$28,274
Second lien term loans	—	—	15,882	15,882
Senior secured notes	—	—	9,782	9,782
Unsecured notes	—	—	2,058	2,058
Structured finance securities	—	—	25,389	25,389
Common stock/equities	—	—	4,832	4,832
Limited partnership interest	—	—	—	—
Total	$—	$—	$86,217	$86,217

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2011 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2011	$18,475	$20,276	$9,892	$1,915	$22,732	$6,735	$80,025
Net unrealized gains (losses)	(541)	(1,591)	412	(599)	4,928	(1,903)	706
Purchases and other adjustments to cost	15,710	447	2,084	742	—	—	18,983
Sales and redemptions	(5,358)	(3,250)	(2,610)	—	(2,271)	—	(13,489)
Net realized gain (loss) from investments	(12)	—	4	—	—	—	(8)
Balance as of August 31, 2011	$28,274	$15,882	$9,782	$2,058	$25,389	$4,832	$86,217

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of August 31, 2011 is $(1,606,367) and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

The composition of our investments as of August 31, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$29,741	27.9%	$28,274	32.8%
Second lien term loans	33,636	31.5	15,882	18.4
Senior secured notes	10,477	9.8	9,782	11.3
Unsecured notes	3,566	3.4	2,058	2.4
Structured finance securities	25,094	23.5	25,389	29.5
Common stock/equities	4,116	3.9	4,832	5.6
Limited partnership interest	—	—	—	—
Total	$106,630	100%	$86,217	100%

The composition of our investments as of February 28, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$19,402	19.2%	$18,475	23.1%
Second lien term loans	36,439	36.0	20,276	25.3
Senior secured notes	10,999	10.9	9,892	12.4
Unsecured notes	2,824	2.8	1,915	2.4
Structured finance securities	27,364	27.0	22,732	28.4
Common stock/equities	4,116	4.1	6,735	8.4
Limited partnership interest	—	—	—	—
Total	$101,144	100.0%	$80,025	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We used the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2011. The significant inputs for the valuation model included:

•                  Default rates: 3.0%

•                  Recovery rates: 70%

•                  Reinvestment rates: LIBOR plus 400 basis points

•                  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended August 31, 2011 and August 31, 2010, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.0 million and $0.8 million in interest income, respectively, due from Saratoga CLO. For the six months ended August 31, 2011 and August 31, 2010, we accrued $1.0 million and $1.0 million in collateral management fee income, respectively, due from Saratoga CLO and $1.9 million and $1.5 million in interest income, respectively, due from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At August 31, 2011, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.4 million, whereas the net asset value of Saratoga CLO on such date was $9.4 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2011, Saratoga CLO had investments with a principal balance of $400.4 million and a weighted average spread over LIBOR of 3.5%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2011, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $50.2 million, which had a present value of approximately $26.0 million, using a 20% discount rate. At August 31, 2011, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $25.4 million, which was greater than the net asset value of Saratoga CLO on such date by approximately $16 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of August 31, 2011 and February 28, 2011 and for the six months ended August 31, 2011 and August 31, 2010.

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

GSC Investment Corp. CLO 2007

Balance Sheet

(unaudited)

	As of
	August 31, 2011	February 28, 2011
	(unaudited)	(unaudited)
ASSETS

Investments
Fair Value Loans	$352,626,989	$373,564,517
Fair Value Bonds	—	2,243,464
Fair Value Other/Structured finance securities	15,301,244	15,362,136
Total investments at fair value	367,928,233	391,170,117
Cash and cash equivalents	12,157,590	19,887,581
Receivable from open trades	1,569,015	—
Interest receivable	1,555,186	1,737,017
Deferred bond issuance	3,182,283	3,545,449
Total assets	$386,392,307	$416,340,164

LIABILITIES

Interest payable	731,585	$701,640
Payable from open trades	12,488,000	25,151,104
Accrued senior collateral monitoring fee	45,930	46,351
Accrued subordinate collateral monitoring fee	183,719	185,402
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(507,637)	(538,121)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(537,004)	(569,252)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,381,391)	(1,464,346)
Total liabilities	$376,983,246	$389,472,822

PARTNERS’ CAPITAL

Preference shares principal	30,000,000	30,000,000
Preferred shares	9,478,573	(14,270,311)
Partners distributions	(16,674,687)	(12,611,230)
Net income	(13,394,825)	23,748,883
Total capital	9,409,061	26,867,342

Total liabilities and partners’ capital	$386,392,307	$416,340,164

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$4,855,613	$5,481,716	$10,220,377	$10,781,481
Interest from cash and cash equivalents	2,126	3,610	5,693	8,070
Other income	105,625	60,180	349,917	104,475
Total investment income	4,963,364	5,545,506	10,575,987	10,894,026

EXPENSES
Interest expense	1,576,584	1,710,202	3,177,918	3,296,247
Professional fees	72,251	21,421	257,081	176,967
Misc. Fee Expense	134,550	438	146,659	438
Senior collateral monitoring fee	100,760	101,614	202,034	202,971
Subordinate collateral monitoring fee	403,043	406,457	808,137	811,885
Trustee expenses	25,123	25,336	50,083	50,332
Amortization expense	254,427	254,427	508,854	508,854
Total expenses	2,566,738	2,519,895	5,150,766	5,047,694

NET INVESTMENT INCOME	2,396,626	3,025,611	5,425,221	5,846,332

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	740,858	93,537	(5,181,378)	443,659
Net unrealized appreciation/(depreciation) on investments	(18,716,673)	8,287,380	(13,638,668)	7,347,814
Net gain/(loss) on investments	(17,975,815)	8,380,917	(18,820,046)	7,791,473

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(15,579,189)	$11,406,528	$(13,394,825)	$13,637,805

GSC Investment Corp.

Consolidated Schedule of Investments

August 31, 2011

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		2,000.00	—	—
M/C Acquisition Corp.	Common	Equity	0.00%		378,433.53	68,806.10	—
Network Communications, Inc.	Common	Equity	0.00%		169,143.00	169,143.00	659,657.70
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624.00	224,656.05	128,576.00
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821.00	2,881,565.93	5,410.50
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	2,000,000.00	1,985,053.21	1,879,160.00
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	498,750.00	498,750.00	468,201.56
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.00%	6/1/2013	252,614.61	238,901.69	238,089.27
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.00%	6/1/2013	4,627,948.09	4,480,585.27	4,361,841.07
Aeroflex Incorporated	Tranche B Term Loan	Loan	4.25%	5/9/2018	4,000,000.00	3,980,839.54	3,696,680.00
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	572,331.72	555,668.27	537,991.82
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	1,000,000.00	997,500.98	971,940.00
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	5,877,272.73	5,820,353.30	5,428,072.77
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	508,611.11	508,611.11	493,352.78
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,889,252.50	3,889,252.50	3,748,267.10
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	5,000,000.00	4,975,552.74	4,800,000.00
Axcan Intermediate Holdings Inc.	Term Loan	Loan	5.50%	2/10/2017	1,990,000.00	1,980,946.68	1,773,090.00
AZ Chem US Inc.	New Term Loan	Loan	4.75%	11/21/2016	727,659.57	717,656.88	696,959.62
AZ Chem US Inc.	New Term Loan	Loan	4.75%	11/21/2016	2,182,978.72	2,197,982.77	2,090,878.85
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	5.00%	6/1/2018	500,000.00	497,589.01	474,220.00
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	3,000,000.00	2,971,068.49	2,784,990.00
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	0.00%	8/17/2017	5,100,000.00	4,998,000.00	5,078,733.00
Capsugel Holdings US, Inc.	Initial Term Loan	Loan	5.25%	8/1/2018	4,000,000.00	3,988,785.50	3,860,000.00
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.00%	10/31/2016	3,482,412.06	3,528,535.35	3,363,139.45
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	2,985,000.00	2,958,596.85	2,861,331.45
Charter Communications Operating, LLC	Term C Loan	Loan	3.50%	9/6/2016	4,000,000.00	3,992,584.04	3,776,240.00
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.82%	1/25/2017	1,353,628.28	1,336,661.70	1,223,585.21
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	Loan	2.57%	7/25/2014	138,640.02	135,700.78	127,450.39
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	Loan	2.57%	7/25/2014	2,695,657.11	2,640,283.62	2,478,090.63
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	1,671,619.93	1,658,563.04	1,588,038.94
Cinemark USA, Inc.	Extended Term Loan	Loan	3.48%	4/30/2016	5,616,398.83	5,347,135.90	5,344,958.28
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	5,224,651.80	4,863,277.88	4,815,404.83
Consolidated Precision Products Corp.	Term Loan	Loan	7.75%	4/17/2014	1,386,203.56	1,373,911.66	1,372,341.53
Contec, LLC	Tranche B Term Loan	Loan	9.00%	7/28/2014	2,644,318.24	2,612,158.44	1,983,238.68
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.65%	2/10/2014	877,006.64	856,816.60	812,695.74
Covanta Energy Corporation	Term Loan	Loan	1.75%	2/10/2014	1,707,084.61	1,667,633.27	1,581,904.10
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	4,975,000.00	4,952,353.29	4,701,375.00
CRC Health Corporation	Term B-2 Loan	Loan	4.75%	11/16/2015	1,991,877.15	1,883,220.31	1,812,608.21
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	Loan	2.47%	3/31/2015	1,442,982.45	1,436,198.36	1,334,758.77
Culligan International Company	Dollar Loan	Loan	2.48%	11/24/2012	2,405,778.89	2,350,067.05	1,765,841.71
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	Loan	0.00%	2/21/2014	969,492.86	924,593.85	523,526.15
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	1,500,000.00	1,496,508.22	1,403,250.00
Dollar General Corporation	Tranche B-1 Term Loan	Loan	2.98%	7/7/2014	5,378,601.89	5,157,399.79	5,187,016.09
DS Waters of America, Inc.	Term Loan	Loan	2.47%	10/29/2012	493,146.51	484,071.25	447,530.46
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	907,494.82	892,790.58	860,423.06
Education Management LLC	Tranche C-2 Term Loan	Loan	4.25%	6/1/2016	3,989,286.58	3,695,927.43	3,430,786.46
eInstruction Corporation	Initial Term Loan	Loan	4.23%	7/2/2013	3,021,277.60	2,908,190.67	2,719,149.84
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	117,647.06	116,081.02	113,529.41
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	1,872,941.18	1,847,480.48	1,807,388.23
Emdeon Business Services LLC	Term Loan (First Lien)	Loan	2.23%	11/16/2013	4,850,582.97	4,731,289.88	4,753,571.31
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,629,915.50	2,462,852.98	2,315,430.20
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.15%	12/28/2015	1,341,793.62	1,253,391.68	1,181,341.94
First Data Corporation	Non Extending B-1 Term Loan	Loan	2.97%	9/24/2014	3,498,303.43	3,418,983.84	3,034,778.23
First Data Corporation	Non Extending B-2 Term Loan	Loan	2.97%	9/24/2014	1,753,535.49	1,715,258.37	1,521,192.04
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.75%	12/18/2015	1,295,106.39	1,291,584.69	1,185,022.35
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.25%	12/20/2016	1,295,106.39	1,291,250.53	1,191,497.88
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	Loan	4.44%	12/1/2016	1,539,366.28	1,466,358.24	1,378,286.99
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.62%	3/31/2013	4,247,130.08	4,220,827.24	4,130,334.01
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	3,000,000.00	2,985,343.47	2,872,500.00
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	750,000.00	748,253.04	708,750.00
Georgia-Pacific LLC	Term Loan B	Loan	2.32%	12/24/2012	2,861,817.47	2,781,868.68	2,840,640.02
Georgia-Pacific LLC	Term Loan C	Loan	3.57%	12/23/2014	2,506,820.88	2,394,707.55	2,489,749.43
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.94%	4/30/2014	5,700,000.00	5,256,393.76	5,263,950.00
Graphic Packaging International, Inc.	Term B Loan	Loan	2.24%	5/16/2014	3,045,465.29	2,880,435.76	2,905,769.80
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.25%	12/5/2016	3,548,951.99	3,424,074.39	3,544,515.80
GSI Holdings L.L.C.	Term Loan	Loan	3.33%	8/1/2014	5,652,892.38	5,564,119.47	5,360,807.43
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.00%	12/1/2016	3,980,000.00	3,993,683.63	3,736,225.00
HCA Inc.	Tranche B-3 Term Loan	Loan	3.50%	5/1/2018	5,734,690.09	5,354,954.06	5,229,349.20
Hilsinger Company, The	Term Loan	Loan	3.51%	12/31/2013	1,224,882.48	1,205,430.48	1,077,896.58
Hoffmaster Group, Inc.	Incremental Facility 2011	Loan	5.00%	3/31/2016	1,987,500.00	1,987,500.00	1,987,500.00
Hoffmaster Group, Inc.	Term Loan (First Lien)	Loan	7.00%	6/2/2016	3,681,250.00	3,617,018.74	3,515,593.75
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.50%	8/22/2014	4,575,368.18	4,486,911.44	4,117,831.36
Hygenic Corporation, The	Term Loan	Loan	2.75%	4/30/2013	1,571,252.48	1,533,485.13	1,445,552.29
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	5.98%	7/28/2015	1,322,820.98	1,224,695.90	1,189,718.74
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	5.98%	7/28/2015	2,535,406.86	2,347,061.22	2,280,294.22
Insight Equity A.P. X, LP	Term Loan	Loan	4.42%	12/18/2012	1,399,394.11	1,394,749.06	1,259,454.70
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	Loan	3.75%	5/18/2012	3,571,968.54	3,518,899.25	2,674,511.40
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	498,334.38	498,334.38	468,643.61
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	997,500.00	997,500.00	877,800.00
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	3,980,410.01	3,907,529.78	3,661,977.21
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.47%	3/8/2014	3,842,431.92	3,570,746.73	3,445,393.43
Kinetek Industries, Inc.	Term B-1 Loan	Loan	2.75%	11/10/2013	1,170,963.47	1,120,050.81	1,106,560.48
Kinetek Industries, Inc.	Term B-2 Loan	Loan	2.75%	11/10/2013	118,763.05	113,656.03	112,231.08
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	3,980,000.00	3,986,238.96	3,701,400.00
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.21%	8/9/2013	4,882,968.85	4,790,100.76	4,651,027.83
Novelis, Inc.	Term Loan	Loan	3.75%	3/10/2017	3,980,000.00	4,016,622.54	3,741,200.00
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	6.50%	4/27/2017	5,000,000.00	4,972,541.65	4,779,150.00
NPC International, Inc.	Term Loan	Loan	1.99%	5/3/2013	4,317,594.99	4,197,785.84	4,080,127.26
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	2,000,000.00	1,995,059.41	1,917,500.00
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	959,322.03	959,322.03	906,559.32
Nyco Holdings 3 ApS (Nycomed)	Facility B2	Loan	3.97%	12/29/2014	1,766,353.91	1,698,055.14	1,735,442.72
Nyco Holdings 3 ApS (Nycomed)	Facility C2	Loan	4.72%	12/29/2015	1,765,817.04	1,688,611.28	1,743,744.32
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	4,987,500.00	4,964,638.72	4,025,610.75
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	2,985,000.00	2,985,000.00	2,895,450.00
Penn National Gaming, Inc.	Term A Facility	Loan	1.73%	7/14/2016	3,000,000.00	2,911,395.35	2,910,000.00
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	1,000,000.00	997,546.91	967,500.00
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.50%	12/15/2014	923,569.73	861,592.95	905,098.33
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	51,020.41	50,553.18	49,234.70
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	419,960.54	416,114.63	405,261.92
Pinnacle Foods Finance LLC	Term Loan	Loan	2.69%	4/2/2014	4,818,867.45	4,692,813.62	4,464,680.69

PRA International	U.S. Term Loan	Loan	3.50%	12/15/2014	1,286,657.04	1,200,315.04	1,260,923.90
Pre-Paid Legal Services, Inc.	Tranche A Term Loan	Loan	7.50%	12/31/2016	3,000,000.00	2,956,104.16	2,955,000.00
Prestige Brands, Inc.	Term Loan	Loan	4.75%	3/24/2016	3,260,125.24	3,253,819.70	3,192,216.83
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	2,000,000.00	1,980,340.70	1,920,000.00
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	4,000,000.00	3,961,299.41	3,653,320.00
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	2,914,500.00	2,900,730.39	2,830,708.13
Repconstrickland, Inc.	Term B Loan	Loan	10.00%	2/19/2014	2,960,506.71	2,944,776.41	2,812,481.38
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	Loan	2.50%	7/19/2013	1,616,144.42	1,560,278.50	1,531,296.84
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	1,995,000.00	1,995,000.00	1,872,806.25
Reynolds Group Holdings Inc.	Tranche C Term Loan (Delayed Draw)	Loan	5.25%	8/9/2018	2,000,000.00	(19,834.38)	—
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	4,892,857.14	4,827,703.12	4,821,271.78
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	5,500,000.00	5,472,679.01	5,307,500.00
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	498,750.00	498,750.00	472,979.59
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	497,500.00	495,235.13	447,750.00
Scotsman Industries, Inc.	Term Loan	Loan	5.76%	4/30/2016	1,935,618.41	1,928,329.49	1,867,871.76
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	1.75%	3/5/2014	619,754.17	606,567.00	577,146.07
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	1.75%	3/5/2014	2,242,227.39	2,194,500.53	2,088,074.26
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	1.75%	3/5/2014	1,263,447.34	1,230,634.28	1,176,585.34
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	1,995,000.00	1,985,505.01	1,892,756.25
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	3,980,000.00	3,945,306.76	3,582,000.00
Specialized Technology Resources, Inc.	Term Loan (First Lien) Retired 09/01/2011	Loan	4.75%	6/15/2014	3,505,598.46	3,436,964.72	3,400,430.51
SRA International Inc.	Term Loan	Loan	6.50%	7/20/2018	4,000,000.00	3,831,977.52	3,736,680.00
SRAM, LLC	Term Loan (First Lien)	Loan	4.77%	6/7/2018	2,000,000.00	1,990,328.77	1,890,000.00
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	500,000.00	497,533.28	475,000.00
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.71%	2/28/2014	500,000.00	500,000.00	465,000.00
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	1.96%	2/28/2014	197,048.29	192,727.65	183,254.91
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.86%	2/28/2016	4,557,118.92	4,430,646.94	4,211,552.59
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	997,500.00	984,275.26	957,600.00
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	353,847.52	342,100.22	167,302.65
Tank Intermediate Holding Corp. (Snyder Industries)	Term Loan A	Loan	5.00%	4/15/2016	1,835,471.70	1,831,199.39	1,798,762.26
Targus Group International, Inc.	Term Loan	Loan	11.00%	5/24/2016	3,000,000.00	2,942,560.98	2,876,250.00
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.05%	12/23/2015	3,909,090.91	3,856,799.90	3,850,454.55
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,500,000.00	4,477,933.71	4,297,500.00
Telcordia Technologies, Inc.	Term Loan	Loan	6.75%	4/30/2016	3,458,616.00	3,451,836.51	3,415,383.30
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.71%	10/10/2014	5,580,862.26	5,477,926.11	4,157,742.38
TransDigm Inc.	Term Loan (First Lien)	Loan	4.00%	2/14/2017	4,008,924.25	4,023,685.52	3,823,511.50
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.00%	6/15/2014	2,393,542.69	2,348,963.85	2,118,285.28
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	Loan	2.46%	7/31/2013	1,204,015.09	1,165,622.37	1,087,622.95
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	1.50%	7/28/2017	163,000.00	(1,608.38)	—
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	837,000.00	828,741.04	803,520.00
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	2,000,000.00	1,990,365.91	1,985,000.00
United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	Loan	6.25%	5/13/2015	1,386,000.00	1,375,707.92	1,384,267.50
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	3,985,000.00	3,983,765.65	3,660,222.50
USI Holdings Corporation	Tranche B Term Loan	Loan	2.73%	5/5/2014	4,807,249.04	4,687,341.02	4,326,524.14
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Term B-1 Loan (First Lien)	Loan	4.50%	11/3/2016	4,000,000.00	4,009,854.11	3,801,440.00
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	1,995,000.00	1,985,506.44	1,901,893.35
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,980,000.00	3,980,000.00	3,596,208.60
Weight Watchers International, Inc.	Term B Loan	Loan	1.50%	1/26/2014	1,235,669.55	1,224,334.09	1,194,744.18
Weight Watchers International, Inc.	Term D Loan	Loan	2.50%	6/30/2016	2,742,075.31	2,693,291.99	2,641,523.41
Wendy’s/Arby’s Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	1,128,602.39	1,123,978.35	1,111,673.35
Wenner Media LLC	Term Loan	Loan	1.97%	10/2/2013	2,674,973.94	2,611,296.29	2,474,350.89
Wil Research Laboratories, LLC	Term B Loan	Loan	4.26%	9/26/2013	1,818,229.03	1,710,218.85	1,636,406.13
WireCo WorldGroup Inc.	Term Loan	Loan	5.00%	2/10/2014	2,002,983.18	1,970,323.50	1,977,945.89
Yankee Candle Company, Inc.	Term Loan	Loan	2.23%	2/6/2014	2,537,336.16	2,389,467.25	2,394,255.78
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.97%	7/31/2014	3,139,856.17	3,083,317.78	1,000,263.98
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	ABS	2.60%	5/20/2020	4,000,000.00	3,699,420.57	3,657,600.00
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.50%	1/18/2021	1,500,000.00	1,222,225.36	1,050,000.00
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	ABS	3.75%	4/19/2021	4,000,000.00	3,273,630.50	2,800,000.00
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	ABS	3.75%	1/25/2019	5,000,000.00	4,171,719.70	3,500,000.00
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	ABS	3.85%	4/17/2021	5,000,000.00	4,027,354.05	3,500,000.00
						392,428,578.53	367,928,233.94

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

Note 5. Agreements

On July 30, 2010, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

The terms of the Management Agreement with our Manager is substantially similar to the terms (i.e., a quarterly base management fee of 1.75% of the average value of our total assets—other than cash or cash equivalents but including assets purchased with borrowed funds—at the end of the two most recently completed fiscal quarters, and an incentive fee) of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

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

For the three months ended August 31, 2011 and August 31, 2010, we incurred $0.4 and $0.4 million in base management fees, respectively. For the three months ended August 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the three months ended August 31, 2010, we recorded a $2.6 million reversal in previously accrued and recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment advisor, GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. (“GSC Group”), to waive such amount in connection with the recapitalization transaction described in “Note. 13 Recapitalization Transaction” below.  For the three months ended August 31, 2011, we accrued no incentive management fees related to capital gains. For the three months ended August 31, 2010, we incurred no incentive management fees related to capital gains. For the six months ended August 31, 2011 and August 31, 2010, we incurred $0.8 million and $0.8 million in base management fees, respectively.  For the six months ended August 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the six months ended August 31, 2010, we recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in “Note. 13 Recapitalization Transaction” below.  For the six months ended August 31, 2011, we accrued no incentive management fees related to capital gains.  For the six months ended August 31, 2010, we incurred no incentive management fees related to capital gains.  The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period.  As of August 31, 2011, $0.4 million of base management fees and $0.9 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2011, $0.7 million of base management fees and $1.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount payable to our Manager as administrator is capped at $1 million for the initial two year term of the administration agreement.

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

For the three months ended August 31, 2011 and August 31, 2010, we recognized $0.2 million and $0.2 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses.  For the six months ended August 31, 2011 and August 31, 2010, we recognized $0.5 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses.  As of August 31, 2011, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder. As of August 31, 2011, there was no outstanding balance under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the three year term of the facility.  For the three months ended August 31, 2011 and August 31, 2010, we recorded $0.1 million and $0.7 million of interest expense, respectively, related to the Replacement Facility. For the three months ended August 31, 2011 and August 31, 2010, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs, respectively, related to the Replacement Facility.  The interest rate during the three months ended August 31, 2011 on the unfunded commitment was 0.75%.  The interest rates during the three months ended August 31, 2010 on the outstanding borrowings ranged from 7.50% to 9.25%.  The interest rate during the six months ended August 31, 2011 on the outstanding borrowings was 7.50%. The interest rates during the six months ended August 31, 2010 on the outstanding borrowings ranged from 7.50% to 9.25%. For the six months ended August 31, 2011 and August 31, 2010, we recorded $0.3 million and $1.5 million of interest expense, respectively, related to the Replacement Facility.  For the six months ended August 31, 2011 and August 31, 2010, we recorded $0.3 million and $0.1 million of amortization of deferred financing costs, respectively, related to the Replacement Facility.

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

Our borrowing base under the Replacement Facility was $24.0 million at August 31, 2011. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent annual report on Form 10-K or quarterly report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2011 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended May 31, 2011. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, we may request an increase in the Replacement Facility amount of up to $60 million for a combined aggregate Replacement Facility amount of $100 million.

Note 7. Interest Rate Cap Agreements

In April and May 2007, pursuant to the requirements of the Facilities, we, through a wholly owned subsidiary, entered into interest rate cap agreements with Deutsche Bank AG with notional amounts of $34.0 million and $60.9 million at costs of $75,000, and $44,000, respectively. In May 2007, we increased the notional amount under the $34.0 million agreement from $34.0 million to $40.0 million for an additional cost of $12,000. The agreements expire in February 2014 and November 2013, respectively. These interest rate caps are treated as free-standing derivatives under ASC 815 and are presented at their fair value on the consolidated statements of assets and liabilities and the changes in their fair value are included on the consolidated statements of operations.

The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of August 31, 2011, we did not receive any such payments as the LIBOR has not exceeded 8%. As of August 31, 2011, the total notional amount outstanding for the interest rate caps was $37.1 million with an aggregate fair value of $991, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the three months ended August 31, 2011 and August 31, 2010, we recorded $4,732 of unrealized depreciation and $1,438 of unrealized appreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.  For the six months ended August 31, 2011 and August 31, 2010, we recorded $15,274 and $18,431 of unrealized depreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of August 31, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$24,490	8.0%	Feb 2014	$0.7
Interest Rate Cap	Free Standing Derivative	12,635	8.0	Nov 2013	0.3
	Net fair value				$1

The table below summarizes our interest rate cap agreements as of February 28, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$29,388	8.0%	Feb 2014	$12
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	4
	Net fair value				$16

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2011 and August 31, 2010, we accrued $0.05 and $0.1 million for directors’ fees expense, respectively.   For the six months ended August 31, 2011 and August 31, 2010, we accrued $0.1 and $0.3 million for directors’ fees expense, respectively.  As of August 31, 2011, $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2011, we had not issued any common stock to our directors as compensation for their services.

Note 9. Stockholders’ Equity

On May 16, 2006, GSC Group, Inc. capitalized the LLC, by contributing $1,000 in exchange for 6.7 shares, constituting all of the issued and outstanding shares of the LLC.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended August 31, 2011 and August 31, 2010 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Basic and diluted
Net increase (decrease) in net assets from operations	$(1,728)	$6,700	$3,981	$9,355
Weighted average common shares outstanding	3,277,077	2,047,985	3,277,077	1,870,998
Earnings (loss) per common share-basic and diluted	$(0.53)	$3.27	$1.22	$5.00

Note 11. Dividend

The Company did not declare any dividend payments during the three and six months ended August 31, 2011 and August 31, 2010.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2011 and August 31, 2010:

	August 31, 2011	August 31, 2010
Per share data:(4)
Net asset value at beginning of period	$26.26	$32.75
Net investment income(1)	1.01	1.33
Net realized and unrealized gains and losses on investments and derivatives	0.21	3.67
Net increase in net assets from operations	1.22	5.00
Distributions declared from net investment income	—	—
Distributions declared from net realized capital gains	—	—
Other (4)	—	(8.04)
Total distributions to stockholders	—	(8.04)
Net asset value at end of period	$27.48	$29.71
Net assets at end of period	$90,052,759	$79,647,571
Shares outstanding at end of period	3,277,077	2,680,842
Per share market value at end of period	$16.69	$18.74
Total return based on market value(2)	(21.46)%	(2.40)%
Total return based on net asset value(3)	4.63%	(9.28)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)(6)	7.49%	(1.27)%
Ratio of operating expenses to average net assets(5)(6)	5.58%	14.68%
Ratio of incentive management fees to average net assets(6)	(0.76)%	0.00%
Ratio of credit facility related expenses to average net assets(6)	1.54%	4.83%
Ratio of total expenses to average net assets(5)(6)	7.12%	19.51%

(1)                                 Net investment income per share is calculated using the weighted average shares outstanding during the period.  For the six months ended August 31, 2010, excluding the expense waiver and reimbursement arrangement, the net investment income equals $(0.22) per share.

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

(4)                                 Represents the dilutive effect of issuing common stock below net asset value per share during the period.

(5)                                 For the six months ended August 31, 2010, net of the expense waiver before the reversal of deferred incentive fee, the ratio of net investment income, operating expenses, total expenses to average net assets is (0.47)%, 13.88% and 18.72%, respectively.  These ratios for the six months ended August 31, 2010, net of the expense waiver before the reversal of deferred incentive fee, do not include the effect of the waiver of deferred incentive fees which is (4.1)% on a non-annualized basis as this is a one time waiver.

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

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended August 31, 2011.

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

•                  our expected financings and investments, including our ability to obtain a license from the Small Business Administration to operate a Small Business Investment Company Subsidiary;

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

OVERVIEW

We are a Maryland corporation that has elected to be treated and regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We have elected and qualified to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of August 31, 2011, our portfolio consisted of $86.2 million in investments at fair value, including our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD. (“Saratoga CLO”), a collateralized loan obligation fund we manage, which constituted 29.5% of our total investments and, as of August 31, 2011, with a fair value of $25.4 million.

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

The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock.  In addition, for the one-year term of the administration agreement expiring on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million. The amount payable to SIA as administrator is capped at $1.0 million for the initial two years of the term of the administration agreement.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview(1)

	At August 31, 2011	At February 28, 2011
	($ in millions)
Number of investments	33	34
Number of portfolio companies	22	24
Average investment size	$1.8	$1.7
Weighted average maturity	3.1 years	3.1 years
Number of industries	16	16
Average investment per portfolio company	$2.8	$2.5
Non-Performing or delinquent investments	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)	$9.3 (16.6)%	$9.4 (18.6)%
Weighted average current coupon	14.7%	13.8%
Floating rate debt (% of interest bearing portfolio)	$46.7 (83.4)%	$41.1 (81.4)%
Weighted average current spread over LIBOR	6.9%	5.6%

(1)          Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests which, as of August 31, 2011, constituted 27.5% of our total assets.

During the three months ended August 31, 2011, we made $2.9 million of investments in new or existing portfolio companies, had $6.5 million in aggregate amount of exits and repayments, resulting in net repayments of $3.6 million for the period. During the three months ended August 31, 2010, we made no investments in new or existing portfolio companies, had no exits and $0.1 million in repayments, resulting in net repayments of $0.1 million for the period.

During the six months ended August 31, 2011, we made $17.6 million of investments in new or existing portfolio companies, had $13.5 million in aggregate amount of exits and repayments, resulting in net investments of $4.1 million for the period. During the six months ended August 31, 2010, we made no investments in new or existing portfolio companies and had $2.8 million in aggregate amount of exits and repayments, resulting in net repayments of $2.8 million for the period.

Our portfolio composition based on fair value at August 31, 2011 and February 28, 2011 was as follows:

Portfolio Composition

	At August 31, 2011		At February 28, 2011
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	32.8%	9.9%	23.1%	9.5%
Saratoga CLO subordinated notes	29.5	18.2	28.4	15.8
Second lien term loans	18.4	9.4	25.3	10.1
Senior secured notes	11.3	16.3	12.4	15.9
Equity interests	5.6	N/A	8.4	N/A
Unsecured notes	2.4	18.2	2.4	13.8
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	13.6%	100.0%	11.5%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2011 and February 28, 2011, was composed of $400.4 million and $410.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 28, 2011 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this quarterly report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2011, over 97.8% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 28, 2011, 97.0% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and three Saratoga CLO portfolio investments were in default.

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

The CMR distribution of our investments at August 31, 2011 and February 28, 2011 was as follows:

Portfolio CMR Distribution

	At August 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
N/A(1)	$30,221	35.1%	$29,467	36.8%
Green	22,873	26.5	10,900	13.6
Yellow	21,489	24.9	14,998	18.8
Red	11,634	13.5	24,660	30.8
Total	$86,217	100.0%	$80,025	100.0%

(1)          Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests, and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at August 31, 2011 and February 28, 2011.

Portfolio composition by industry grouping at fair value

	At August 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$25,389	29.5%	$22,732	28.4%
Electronics	8,225	9.5	8,634	10.8
Manufacturing	7,519	8.7	7,358	9.2
Metals	6,595	7.6	4,231	5.3
Consumer Products	6,355	7.4	10,249	12.8
Logistics	6,097	7.1	2,499	3.1
Publishing	5,659	6.6	5,855	7.3
Consumer Services	5,549	6.4	245	0.3
Healthcare Services	4,975	5.8	8,014	10.0
Oil and Gas	2,517	2.9	317	0.4
Environmental	2,452	2.8	2,952	3.7
Financial Services	1,740	2.0	1,710	2.2
Food and Beverage	1,528	1.8	1,546	1.9
Education	743	0.9	259	0.3
Homebuilding	668	0.8	816	1.0
Building Products	206	0.2	155	0.2
Packaging	—	—	2,453	3.1
Total	$86,217	100.0%	$80,025	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at August 31, 2011 and February 28, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At August 31, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Other(1)	25,389	29.5%	$22,732	28.4%
West	17,815	20.6	16,332	20.4
Midwest	17,339	20.1	18,490	23.1
Southeast	13,804	16.0	7,815	9.8
Northeast	11,870	13.8	12,203	15.2
International	—	—	2,453	3.1
Total	$86,217	100.0%	$80,025	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three and six months ended August 31, 2011 and 2010 are as follows;

	For the three months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Total investment income	$3,538	$3,113
Total expenses, net	818	631
Net investment income	2,720	2,482
Net realized gains (losses)	(106)	2
Net unrealized gains (losses)	(4,342)	4,216
Net increase (decrease) in net assets resulting from operations	$(1,728)	$6,700

	For the six months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Total investment income	$6,436	$5,924
Total expenses, net	3,137	3,440
Net investment income	3,299	2,484
Net realized losses	(8)	(2,549)
Net unrealized gains	690	9,420
Net increase in net assets resulting from operations	$3,981	$9,355

Investment income

The composition of our investment income for the three and six months ended August 31, 2011 and 2010 was as follows:

Investment Income

	For the three months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Interest from investments	$2,887	$2,566
Management fee income from Saratoga CLO	504	508
Interest from cash and cash equivalents and other income	147	39
Total	$3,538	$3,113

	For the six months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Interest from investments	$5,275	$4,836
Management fee income from Saratoga CLO	1,010	1,015
Interest from cash and cash equivalents and other income	151	73
Total	$6,436	$5,924

For the three months ended August 31, 2011, total investment income increased $0.4 million, or 13.6%, compared to the three months ended August 31, 2010. The increase in total investment income for the three months ended August 31, 2011 versus the three months ended August 31, 2010 was the result of higher interest income recognized on our investment in Saratoga CLO as well as on our other investments.

For the six months ended August 31, 2011, total investment income increased $0.5 million, or 8.6%, compared to the six months ended August 31, 2010. The increase in total investment income for the six months ended August 31, 2011 versus the six months ended August 31, 2010 was the result of higher interest income recognized on our investment in Saratoga CLO.

For the three and six months ended August 31, 2011, total PIK income was $0.4 million and $0.9 million, respectively. For the three and six months ended August 31, 2010, total PIK income was $0.2 million and $0.6 million, respectively.

Operating Expenses

The composition of our operating expenses for the three and six months ended August 31, 2011 and 2010 was as follows:

Operating Expenses

	For the three months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Interest and credit facility expense	$310	$738
Base management fees	411	423
Professional fees	632	1,615
Incentive management fees	(1,058)	—
Administrator expenses	240	173
Insurance expenses	147	172
Directors fees	51	108
General and administrative and other expenses	85	142
Total operating expenses before manager waiver and reimbursement	$818	$3,371

	For the six months ended
	August 31, 2011	August 31, 2010
	($ in thousands)
Interest and credit facility expense	$680	$1,569
Base management fees	810	835
Professional fees	926	2,757
Incentive management fees	(337)	—
Administrator expenses	480	328
Insurance expenses	304	366
Directors fees	102	273
General and administrative and other expenses	172	206
Total operating expenses before manager waiver and reimbursement	$3,137	$6,334

For the three months ended August 31, 2011, total operating expenses before manager expense waiver and reimbursement decreased $2.6 million, or 75.7%, compared to the three months ended August 31, 2010.  For the six months ended August 31, 2011, total operating expenses before manager expense waiver and reimbursement decreased $3.2 million, or 50.5%, compared to the six months ended August 31, 2010.  These decreases were primarily attributable to a decrease in professional fees related to the recapitalization transaction described in “Note 13. Recapitalization Transaction”, a decrease in interest and credit facility expense attributable to a decrease in the amount of our outstanding debt and a reversal of incentive management fees previously accrued relating to unrealized appreciation in our investments. The reversal of the accrual of incentive management fees for the three and six months ended August 31, 2011 was primarily attributed to the unrealized depreciation on our investment in Pracs Institute, LTD.

As discussed above, the decrease in interest and credit facility expense for the three and six months ended August 31, 2011 is primarily attributable to a decrease in the amount of outstanding debt, during such periods. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $4.5 million at February 28, 2011 and no outstanding balance at August 31, 2011.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Deutsche Bank of $37.0 million at February 28, 2010 and $33.8 million at May 31, 2010, which were repaid on July 30, 2010 in connection with the recapitalization transaction, including through the use of $20 million of borrowings under the senior secured revolving credit facility with Madison Capital Funding.  For three months ended August 31, 2011, there was no outstanding indebtedness.  For three months ended August 31, 2010, the weighted average interest rate on our outstanding indebtedness was 8.85%. For six months ended August 31, 2011 and August 31, 2010, the weighted average interest rate on our outstanding indebtedness was 7.50% and 7.50%, respectively.

Net Realized Gains/Losses from Investments

For the three months ended August 31, 2011, we had $6.5 million of sales, repayments, exits and restructurings, resulting in $105,967 of net realized losses.

For the six months ended August 31, 2011, we had $13.5 million of sales, repayments, exits and restructurings resulting in $7,959 of net realized losses.  The most significant realized gains and losses during the six months ended August 31, 2011 were as follows:

Six months ended August 31, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Targus Holdings, Inc.	First Lien Term Loan	$3,066	$2,971	$95
Bankruptcy Management Solutions	First Lien Term Loan	1,929	2,051	(122)

For the three months ended August 31, 2010, we had no significant sales, repayments, exits or restructurings.

For the six months ended August 31, 2010, we had $2.8 million of sales, repayments, exits or restructurings resulting in $2.5 million of net realized losses. The most significant realized gains and losses during the six months ended August 31, 2010 were as follows:

Six months ended August 31, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$1,535	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	2,002	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	1,496	(994)

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended August 31, 2011, our investments had a decrease in net unrealized appreciation of $4.3 million versus an increase in net unrealized appreciation of $4.2 million for the three months ended August 31, 2010. For the six months ended August 31, 2011, our investments had an increase in net unrealized appreciation of $0.7 million versus an increase in net unrealized appreciation of $9.4 million for the six months ended August 31, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2011 were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation/(Depreciation)	Appreciation/(Depreciation)
			($ in thousands)
Pracs Institute, LTD.	Second Lien Term Loan	$4,076	$—	$(4,076)	$(3,020)
Saratoga CLO	Other/Structured Finance Securities	25,094	25,389	295	4,928

The increase in unrealized depreciation in our investment in Pracs Institute, LTD., was due to declining prospects for this company.  The $4.9 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and an improvement in reinvestment assumptions based on current market conditions and projections) and a lower discount rate used to present value the cash flows based on current market conditions.

For the three months ended August 31, 2010, our investments had a decrease in net unrealized depreciation of $4.2 million versus an increase in net unrealized depreciation of $16.2 million for the three months ended August 31, 2009. For the six months ended August 31, 2010, our investments had a decrease in net unrealized depreciation of $9.4 million versus an increase in net unrealized depreciation of $13.4 million for the six months ended August 31, 2009. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2010 were the following:

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

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended August 31, 2011, changes in the value of our interest rate caps resulted in unrealized depreciation of $4,732 versus an unrealized appreciation of $1,438 for the three months ended August 31, 2010. For the six months ended August 31, 2011, changes in the value of our interest rate caps resulted in unrealized depreciation of $15,274 versus an unrealized depreciation of $18,431 for the six months ended August 31, 2010. For a more detailed discussion of the interest rate caps, see “Note 7. Interest Rate Cap Agreements” to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Changes in Net Assets from Operations

For the three months ended August 31, 2011, we recorded a net decrease in net assets resulting from operations of $1.7 million versus a net increase in net assets resulting from operations of $6.7 million for the three months ended August 31, 2010. The difference is attributable to an increase in net unrealized depreciation offset by an increase in net investment income for the three months ended August 31, 2011, as compared to the same period in the prior year. Based on 3,277,077 and 2,047,985 weighted average common shares outstanding for the three months ended August 31, 2011 and August 31, 2010, respectively, our per share net decrease in net assets resulting from operations was $0.53 for the three months ended August 31, 2011 versus a per share net increase in net assets from operations of $3.27 for the three months ended August 31, 2010.

For the six months ended August 31, 2011, we recorded a net increase in net assets resulting from operations of $4.0 million versus a net increase in net assets resulting from operations of $9.4 million for the six months ended August 31, 2010. The difference is attributable to an increase in net investment income, a decrease in realized losses on our investments offset by a decrease in net unrealized appreciation for the six months ended August 31, 2011, as compared to the same period in the prior year. Based on 3,277,077 and 1,870,998 weighted average common shares outstanding for the six months ended August 31, 2011 and August 31, 2010, respectively, our per share net increase in net assets resulting from operations was $1.22 for the six months ended August 31, 2011 versus a per share net increase in net assets from operations of $5.00 for the six months ended August 31, 2010.

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

At August 31, 2011 and February 28, 2011, we had $0.0 million and $4.5 million, respectively, in borrowings under the Revolving Facility versus $37.0 million in borrowings at February 28, 2010.

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

As of August 31, 2011, we had no outstanding borrowings under the Replacement Facility.

Our asset coverage ratio, as defined in the 1940 Act, was 2,013% as of February 28, 2011.

At August 31, 2011 and February 28, 2011, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At August 31, 2011		At February 28, 2011
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$513	0.6%	$10,736	11.3%
Cash and cash equivalents, securitization accounts	2,376	2.7	4,370	4.6
First lien term loans	28,274	31.7	18,475	19.4
Second lien term loans	15,882	17.8	20,276	21.3
Senior secured notes	9,782	11.0	9,892	10.4
Unsecured notes	2,058	2.3	1,915	2.0
Structured finance securities	25,389	28.5	22,732	23.9
Common stock	4,832	5.4	6,735	7.1
Other/limited partnership interests	—	—	—	—
Total	$89,106	100.0%	$95,131	100.0%

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 27, 2011 that authorizes us to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period ending on the earlier of September 27, 2012 or the date of our next annual meeting of stockholders.  Our board of directors adopted a policy that requires us to sell or issue shares of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share pursuant to this proposal.  No change can be made to this policy without unanimous approval of our independent directors. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after our next annual meeting of stockholders.

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings.  Also, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow.

Finally, in light of the recent worsening of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to help ensure adequate liquidity, including the formation and operation of a Small Business Investment Company (“SBIC”) subsidiary.

On September 14, 2011, the Small Business Administration (“SBA”) issued us a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  We began the application process earlier this year and recently met with the investment committee of the Investment Division of the SBA, which voted to permit us to advance to the second part of the process.  The receipt of the SBIC application is subject to the approval of the SBA. We remain cautiously optimistic that we will successfully complete the application process.  However, we have received no assurance or indication from the SBA that we will receive a license, or of the timeframe in which we would receive a license, should one ultimately be granted.

Our SBIC subsidiary will be a wholly-owned subsidiary, have an investment objective similar to ours and make similar types of investments in accordance with SBIC regulations.

To the extent that we receive an SBIC license, our SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The SBIC regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million. This means that our SBIC subsidiary may access the full $150 million maximum available if it has $75 million in regulatory capital. However, we are not required to capitalize this subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if we are able to obtain financing under the SBIC program, our SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

In connection with the filing of our SBA license application, we will be applying for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or that if granted it will be granted in a timely manner, that if we are granted an SBIC license we will be able to capitalize the subsidiary to $75 million to access the full $150 million maximum borrowing amount available, or that we will receive the exemptive relief from the SEC.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the unprecedented instability in the financial markets and the weak U.S. economy.

Contractual Obligations

There were no payment obligations for repayment of debt and other contractual obligations at August 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

At August 31, 2011 and February 28, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiary, Saratoga Investment Funding LLC, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended February 28, 2011.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions.  One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. At our 2011 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of September 27, 2012 or the date of our 2012 annual meeting of stockholders. Our board of directors adopted a policy that requires us to sell or issue shares of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share pursuant to this proposal.  No change can be made to this policy without unanimous approval of our independent directors.  Continued access to this exception will require approval of similar proposals at future stockholder meetings.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

SARATOGA INVESTMENT CORP.

Date: October 12, 2011	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary