Form 10-Q
period 2011-11-30
SARATOGA INVESTMENT CORP.
filed 2012-01-12
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 12, 2012 was 3,876,661.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2011

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2011	February 28, 2011
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $70,208,225 and $73,779,271, respectively)	$60,003,928	$57,292,723
Control investments (amortized cost of $24,362,779 and $27,364,350, respectively)	25,375,268	22,732,038
Total investments at fair value (amortized cost of $94,571,004 and $101,143,621, respectively)	85,379,196	80,024,761
Cash and cash equivalents	7,941,870	10,735,755
Cash and cash equivalents, securitization accounts	833,546	4,369,987
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	1,157	16,265
Interest receivable, (net of reserve of $552,352 and $14,796, respectively)	1,295,797	1,666,083
Deferred credit facility financing costs, net	1,128,392	1,638,768
Management fee receivable	227,462	231,753
Other assets	2,966,063	85,166
Total assets	$99,773,483	$98,768,538

LIABILITIES
Revolving credit facility	$—	$4,500,000
Payable for unsettled trades	—	4,900,000
Dividend payable	1,966,447	—
Management and incentive fees payable	2,490,901	2,203,806
Accounts payable and accrued expenses	685,990	785,486
Interest and credit facility fees payable	45,833	67,792
Due to manager	284,580	240,000
Total liabilities	$5,473,751	$12,697,084

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,876,661 and 3,277,077 common shares issued and outstanding, respectively	$3,877	$3,277
Capital in excess of par value	161,632,864	153,768,680
Distribution in excess of net investment income	(14,627,476)	(8,918,890)
Accumulated net realized loss from investments and derivatives	(43,387,880)	(37,548,016)
Net unrealized depreciation on investments and derivatives	(9,321,653)	(21,233,597)
Total Net Assets	94,299,732	86,071,454

Total liabilities and Net Assets	$99,773,483	$98,768,538

NET ASSET VALUE PER SHARE	$24.32	$26.26

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For three months ended November 30		For nine months ended November 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$1,877,650	$3,639,216	$5,212,182	$7,006,161
Control investments	1,155,241	941,281	3,095,304	2,410,803
Total interest income	3,032,891	4,580,497	8,307,486	9,416,964
Interest from cash and cash equivalents	1,567	2,460	6,815	3,642
Management fee income	501,920	508,674	1,512,091	1,523,530
Other income	92,671	—	238,579	71,192
Total investment income	3,629,049	5,091,631	10,064,971	11,015,328

EXPENSES
Interest and credit facility financing expenses	307,221	618,810	987,042	2,188,078
Base management fees	393,888	424,044	1,203,820	1,258,875
Professional fees	356,144	381,096	1,282,009	3,138,221
Administrator expenses	250,000	240,000	730,000	568,562
Incentive management fees	1,178,750	1,173,144	842,097	1,173,144
Insurance	145,105	170,684	448,786	536,934
Directors fees and expenses	51,000	48,000	153,000	320,844
General & administrative	121,019	100,961	290,232	306,558
Other expense	2,150	—	5,340	—
Expenses before expense waiver and reimbursement	2,805,277	3,156,739	5,942,326	9,491,216
Expense reimbursement	—	—	—	(258,562)
Waiver of deferred incentive management fees	—	—	—	(2,636,146)
Total expenses net of expense waiver and reimbursement	2,805,277	3,156,739	5,942,326	6,596,508

NET INVESTMENT INCOME	823,772	1,934,892	4,122,645	4,418,820

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(5,831,905)	(13,731,107)	(5,839,864)	(16,280,370)
Net unrealized appreciation on investments	11,221,387	15,107,701	11,927,052	24,546,024
Net unrealized appreciation/(depreciation) on derivatives	166	(1,366)	(15,108)	(19,797)
Net gain on investments	5,389,648	1,375,228	6,072,080	8,245,857

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,213,420	$3,310,120	$10,194,725	$12,664,677

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.88	$1.20	$3.10	$5.86

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,310,021	2,752,914	3,287,979	2,162,832

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2011

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 63.6% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.74%, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.7%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 13.24%, 9/13/2014	$950,000	950,000	950,000	1.0%

		Total Aerospace		3,500,000	3,500,000	3.7%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$307,408	307,408	213,095	0.2%

		Total Building Products		667,732	213,095	0.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00%, 5/24/2016	$3,990,000	3,917,632	3,928,155	4.2%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 6/14/2019	$1,692,059	1,692,059	888,500	0.9%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	62,413	566,765	2,932,787	3.1%

		Total Consumer Products		6,176,456	7,749,442	8.2%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$2,817,889	2,580,428	2,489,887	2.6%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00%, 12/31/2016	$3,000,000	2,916,310	3,000,000	3.2%

		Total Consumer Services		5,496,738	5,489,887	5.8%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 6.75%, 12/31/2012	$2,938,192	1,787,165	716,625	0.8%

M/C Acquisition Corp., LLC (d), (h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,817,407	716,625	0.8%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.26%, 6/1/2014	$2,000,000	1,891,210	1,870,000	2.0%

Group Dekko, Inc. (fka Dekko Technologies, LLC) (d)	Electronics	Second Lien Term Loan 10.50%, 5/1/2013	$7,494,283	7,494,283	6,894,740	7.3%

		Total Electronics		9,385,493	8,764,740	9.3%

USS Parent Holding Corp. (d), (h)	Environmental	Non Voting Common Stock	765	133,002	99,080	0.1%

USS Parent Holding Corp. (d), (h)	Environmental	Voting Common Stock	17,396	3,025,798	2,254,058	2.4%

		Total Environmental		3,158,800	2,353,138	2.5%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 8.37%, 8/20/2015	$2,479,858	2,479,858	51,829	0.1%

Bankruptcy Management Solutions, Inc. (d), (h)	Financial Services	Common Stock	27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d), (h)	Financial Services	Warrants	2,510	—	—	0.0%

DCS Business Services, Inc. (d)	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,606,371	1,600,000	1.7%

		Total Financial Services		4,086,229	1,651,829	1.8%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,479,060	1,410,059	1,436,019	1.4%

PRACS Institute, LTD (d), (h)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,078,296	—	0.0%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$4,962,500	4,875,767	4,813,625	5.1%

		Total Healthcare Services		8,954,063	4,813,625	5.1%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 12/31/2013	$990,000	970,393	735,374	0.8%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$6,698,151	6,380,051	6,185,072	6.6%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 7.50%, 9/16/2016	$1,000,000	985,017	1,000,000	1.1%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 13.50%, 9/16/2016	$4,000,000	3,940,069	4,000,000	4.2%

		Total Logistics		11,305,137	11,185,072	11.9%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$7,428,456	7,170,143	6,670,753	7.1%

Elyria Foundry Company, LLC (d), (h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,170,143	6,670,753	7.1%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$2,378,181	1,880,328	1,067,090	1.1%

Network Communications, Inc. (d), (h)	Publishing	Common Stock	211,429	—	710,401	0.8%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,609	4,229,248	2,946,838	3.1%

		Total Publishing		6,109,576	4,724,329	5.0%

Sub Total Non-control/Non-affiliated investments				70,208,225	60,003,928	63.6%

Control investments - 26.9% (b)

GSC Partners CDO GP III, LP (g), (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 19.20%, 1/21/2020	$30,000,000	24,362,779	25,375,268	26.9%

Sub Total Control investments				24,362,779	25,375,268	26.9%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f), (h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 90.5% (b)				$94,571,004	$85,379,196	90.5%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$22,040,816	$87,000	$843	0.0%
Interest rate cap	8.0%	11/30/2013	10,332,000	44,000	314	0.0%

Total Outstanding interest rate cap				$131,000	$1,157	0.0%*

* Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $94,299,732 as of November 30, 2011.

(c)  Because there is no readily available market value for these investments, the fair value of all of our investments is determined in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)  19.20% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(g)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,095,304	$1,512,091	$—	$5,644,800
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)  Non-income producing at November 30, 2011.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments — 66.6% (b)

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%

Legacy Cabinets Holdings (d), (i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d), (i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$293,474	293,474	154,455	0.2%

		Total Building Products		653,798	154,455	0.2%

Hopkins Manufacturing Corporation (d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,249,024	3,233,750	3.7%

Targus Holdings, Inc. (d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,169,227	3,057,616	3,147,834	3.7%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	985,547	1.1%

Targus Holdings, Inc. (d), (i)	Consumer Products	Common Stock	62,413	566,765	2,881,608	3.3%

		Total Consumer Products		8,411,640	10,248,739	11.8%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2015	$285,876	285,876	244,424	0.3%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$870,791	870,791	258,625	0.3%

M/C Acquisition Corp., LLC (d), (i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		901,032	258,625	0.3%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,858,442	1,867,092	2.2%

Dekko Technologies, LLC (d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,198,935	7,198,935	6,766,999	7.9%

		Total Electronics		9,057,377	8,634,091	10.1%

USS Parent Holding Corp. (d), (i)	Environmental	Non Voting Common Stock	765	133,002	124,311	0.1%

USS Parent Holding Corp. (d), (i)	Environmental	Voting Common Stock	17,396	3,025,798	2,828,080	3.3%

		Total Environmental		3,158,800	2,952,391	3.4%

Bankruptcy Management Solutions, Inc. (d)	Financial Services	Second Lien Term Loan 1.25%, 8/20/2015	$2,450,499	2,450,499	110,272	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Common Stock	$27,197	—	—	0.0%

Bankruptcy Management Solutions, Inc. (d), (i)	Financial Services	Warrants	$2,510	—	—	0.0%

DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,612,135	1,600,000	2.0%

		Total Financial Services		4,062,634	1,710,272	2.0%

Big Train, Inc. (d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,687,008	1,403,224	1,545,637	1.8%

PRACS Institute, LTD (d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,069,847	3,014,420	3.5%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$5,000,000	4,900,000	5,000,000	5.8%

		Total Healthcare Services		8,969,847	8,014,420	9.3%

McMillin Companies LLC (d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$1,100,000	1,067,024	816,200	0.9%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 10.00%, 6/30/2013	$2,865,629	2,862,910	2,498,828	2.9%

Jason Incorporated (d), (i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,414,272	2,414,272	2,391,318	2.8%

Specialized Technology Resources, Inc. (d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,833,437	4,966,500	5.8%

		Total Manufacturing		7,247,709	7,357,818	8.6%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,017,225	4,231,222	4.9%

Elyria Foundry Company, LLC (d), (i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,017,225	4,231,222	4.9%

Grant U.S. Holdings LLP (d), (e), (i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	—	0.0%

Energy Alloys, LLC (d), (i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,429,092	6,429,092	316,954	0.4%

Energy Alloys, LLC (d), (i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,429,092	316,954	0.4%

Terphane Holdings Corp. (d), (e), (i)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$2,500,000	2,500,000	2,453,252	2.9%

Network Communications, Inc. (d), (i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$1,285,714	1,285,714	929,314	1.1%

Network Communications, Inc. (d), (i)	Publishing	Common Stock	$211,429	—	900,688	1.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,376	4,116,021	4,025,393	4.7%

		Total Publishing		5,401,735	5,855,395	6.8%

Sub Total Non-control/Non-affiliated investments				73,779,271	57,292,723	66.6%

Control investments — 26.4% (b)

GSC Partners CDO GP III, LP (h), (i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (f), (h)	Structured Finance Securities	Other/Structured Finance Securities 11.99%, 1/21/2020	$30,000,000	27,364,350	22,732,038	26.4%

Sub Total Control investments				27,364,350	22,732,038	26.4%

Affiliate investments — 0.0% (b)

GSC Partners CDO GP III, LP (g), (i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS — 93.0% (b)				$101,143,621	$80,024,761	93.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets

Interest rate cap	8.0%	2/9/2014	$29,387,755	$87,000	$11,893	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	4,372	0.0%

Total Outstanding interest rate cap				$131,000	$16,265	0.0%

*    Amounts to less than 0.05%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Grant U.S. Holdings LLP, GSC Investment Corp. CLO 2007 Ltd., Terphane Holdings Corp., and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $86,071,454 as of February 28, 2011.

(c)  Because there is no readily available market value for these investments, the fair value of all of our investments is determined in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)  Non-U.S. company. The principal place of business for Terphane Holdings Corp. is Brazil, and for Grant U.S. Holdings LLP is Canada.

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

(i)                                       As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,295,359	$2,032,357	$—	$7,902,482
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(i)                                       Non-income producing at February 28, 2011.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For nine months ended November 30, 2011	For nine months ended November 30, 2010
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$4,122,645	$4,418,820
Net realized loss from investments	(5,839,864)	(16,280,370)
Net unrealized appreciation on investments	11,927,052	24,546,024
Net unrealized depreciation on derivatives	(15,108)	(19,797)
Net increase in net assets from operations	10,194,725	12,664,677
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(9,831,231)	(1,179,800)
Net decrease in net assets from shareholder distributions	(9,831,231)	(1,179,800)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	7,864,784	—
Issuance of common stock, net of issuance costs	—	14,814,860
Net increase in net assets from capital share transactions	7,864,784	14,814,860

Total increase in net assets	8,228,278	26,299,737
Net assets at beginning of period	86,071,454	55,478,152
Net assets at end of period	$94,299,732	$81,777,889

Net asset value per common share	$24.32	$24.95
Common shares outstanding at end of period	3,876,661	3,277,077

Distribution in excess of net investment income	$(14,627,476)	$(10,223,021)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For nine months ended November 30, 2011	For nine months ended November 30, 2010
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$10,194,725	$12,664,677
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,188,674)	(869,054)
Net accretion of discount on investments	(1,002,986)	(548,994)
Amortization of deferred credit facility financing costs	510,376	230,133
Reversal of deferred incentive management fees	—	(2,636,146)
Net realized (gain) loss from investments	5,839,864	16,280,370
Net unrealized (appreciation) depreciation on investments	(11,927,052)	(24,546,024)
Net unrealized (appreciation) depreciation on derivatives	15,108	19,797
Proceeds from sale and redemption of investments	31,873,349	9,455,897
Purchase of investments	(28,948,936)	—
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	3,536,441	(3,181,836)
Interest receivable	370,286	1,456,154
Management fee receivable	4,291	96,090
Other assets	(2,880,897)	(125,973)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,900,000)	—
Management and incentive fees payable	287,095	1,433,797
Accounts payable and accrued expenses	(99,496)	(225,784)
Interest and credit facility fees payable	(21,959)	(114,718)
Due to manager	44,580	294,398
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,706,115	9,682,784

Financing activities
Issuance of shares of common stock	—	15,000,002
Payment of common stock issuance costs	—	(185,140)
Borrowings on debt	—	20,000,000
Paydowns on debt	(4,500,000)	(41,242,222)
Credit facility financing cost	—	(2,035,932)
NET CASH USED BY FINANCING ACTIVITIES	(4,500,000)	(8,463,292)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,793,885)	1,219,492
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,735,755	3,352,434
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,941,870	$4,571,926

Supplemental information:
Interest paid during the period	$498,625	$2,072,663

Supplemental non-cash information
Paid-in-kind interest income	$1,188,674	$869,054
Net accretion of discount on investments	$1,002,986	$548,994
Amortization of deferred credit facility financing costs	$510,376	$230,133
Reversal of deferred incentive management fees	$—	$2,636,146
Stock dividend distribution	$7,864,784	$10,615,905
Cash dividend payable	$1,966,447	$1,179,800

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as, a money market fund if such investment would cause the Company to exceed any of the following limitations:

•                  we were to own more than 3% of the total outstanding voting stock of the money market fund;

•                  we were to hold securities in the money market fund having an aggregate value in excess of 5% of the value of our total assets or

•                  we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10% of the value of our total assets.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20% of the aggregate declared distribution.  If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock).  In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash.  If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of November 30, 2011 and February 28, 2011, there were no uncertain tax positions.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2011 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$35,830	$35,830
Second lien term loans	—	—	8,816	8,816
Senior secured notes	—	—	7,405	7,405
Unsecured notes	—	—	1,956	1,956
Structured finance securities	—	—	25,375	25,375
Common stock/equities	—	—	5,997	5,997
Limited partnership interest	—	—	—	—
Total	$—	$—	$85,379	$85,379

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2011 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2011	$18,475	$20,276	$9,892	$1,915	$22,732	$6,735	$80,025
Net unrealized gains (losses)	(1,680)	9,036	372	(708)	5,645	(738)	11,927
Purchases and other adjustments to cost	27,528	512	2,352	749	—	—	31,141
Sales and redemptions	(8,507)	(14,808)	(5,215)	—	(3,002)	(342)	(31,874)
Net realized gain (loss) from investments	14	(6,200)	4	—	—	342	(5,840)
Balance as of November 30, 2011	$35,830	$8,816	$7,405	$1,956	$25,375	$5,997	$85,379

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of November 30, 2011 is $(396,130) and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

The composition of our investments as of November 30, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,435	40.5%	$35,830	42.0%
Second lien term loans	15,944	16.9	8,816	10.3
Senior secured notes	8,141	8.6	7,405	8.7
Unsecured notes	3,572	3.8	1,956	2.3
Structured finance securities	24,363	25.8	25,375	29.7
Common stock/equities	4,116	4.4	5,997	7.0
Limited partnership interest	—	—	—	—
Total	$94,571	100%	$85,379	100%

The composition of our investments as of February 28, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$19,402	19.2%	$18,475	23.1%
Second lien term loans	36,439	36.0	20,276	25.3
Senior secured notes	10,999	10.9	9,892	12.4
Unsecured notes	2,824	2.8	1,915	2.4
Structured finance securities	27,364	27.0	22,732	28.4
Common stock/equities	4,116	4.1	6,735	8.4
Limited partnership interest	—	—	—	—
Total	$101,144	100.0%	$80,025	100.0%

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

For equity securities of portfolio companies and partnership interests, we determine the fair value of the portfolio company based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall valuation methodology. Under the enterprise value waterfall valuation methodology, we determine the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. We also take into account historical and anticipated financial results.

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We used the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2011. The significant inputs for the valuation model included:

•                  Default rates: 3.0%

•                  Recovery rates: 70%

•                  Reinvestment rates: LIBOR plus 400 basis points

•                  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended November 30, 2011 and November 30, 2010, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.2 million and $0.9 million in interest income, respectively, due from Saratoga CLO. For the nine months ended November 30, 2011 and November 30, 2010, we accrued $1.5 million and $1.5 million in collateral management fee income, respectively, due from Saratoga CLO and $3.1 million and $2.4 million in interest income, respectively, due from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At November 30, 2011, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.4 million, whereas the net asset value of Saratoga CLO on such date was $16.7 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2011, Saratoga CLO had investments with a principal balance of $389.5 million and a weighted average spread over LIBOR of 3.5%, and had debt of $364.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2011, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $48.3 million, which had a present value of approximately $25.9 million, using a 20% discount rate. At November 30, 2011, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $25.4 million, which was greater than the net asset value of Saratoga CLO on such date by approximately $8.7 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of November 30, 2011 and February 28, 2011 and for the nine months ended November 30, 2011 and November 30, 2010.

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd.

GSC Investment Corp. CLO 2007

Balance Sheet

(unaudited)

	As of
	November 30, 2011	February 28, 2011
	(unaudited)	(unaudited)
ASSETS

Investments
Fair Value Loans	$368,096,647	$373,564,517
Fair Value Bonds	—	2,243,464
Fair Value Other/Structured finance securities	15,583,573	15,362,136
Total investments at fair value	383,680,220	391,170,117
Cash and cash equivalents	7,061,884	19,887,581
Receivable from open trades	3,222,500	—
Interest receivable	1,625,828	1,737,017
Deferred bond issuance	3,000,700	3,545,449
Total assets	$398,591,132	$416,340,164

LIABILITIES

Interest payable	$781,996	$701,640
Payable from open trades	17,317,146	25,151,104
Accrued senior collateral monitoring fee	45,491	46,351
Accrued subordinate collateral monitoring fee	181,969	185,402
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(492,560)	(538,121)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(521,055)	(569,252)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,340,364)	(1,464,346)
Total liabilities	$381,932,667	$389,472,822

PARTNERS’ CAPITAL

Preference shares principal	$30,000,000	$30,000,000
Preferred shares	9,478,573	(14,270,311)
Partners distributions	(18,548,938)	(12,611,230)
Net income / (loss)	(4,271,170)	23,748,883
Total capital	16,658,465	26,867,342

Total liabilities and partners’ capital	$398,591,132	$416,340,164

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$4,938,100	$5,340,612	$15,158,477	$16,122,093
Interest from cash and cash equivalents	1,283	6,336	6,976	14,406
Other income	89,338	117,536	439,255	222,011
Total investment income	5,028,721	5,464,484	15,604,708	16,358,510

EXPENSES
Interest expense	1,615,662	1,698,872	4,793,580	4,995,119
Professional fees	50,075	27,089	307,156	204,056
Misc. Fee Expense	11,757	—	158,416	438
Senior collateral monitoring fee	100,384	101,735	302,418	304,706
Subordinate collateral monitoring fee	401,536	406,939	1,209,673	1,218,824
Trustee expenses	25,291	25,643	75,374	75,975
Amortization expense	253,635	253,635	762,489	762,489
Total expenses	2,458,340	2,513,913	7,609,106	7,561,607

NET INVESTMENT INCOME	2,570,381	2,950,571	7,995,602	8,796,903

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	106,318	1,915,085	(5,075,060)	2,358,744
Net unrealized appreciation/(depreciation) on investments	6,446,956	(2,947,496)	(7,191,712)	4,400,318
Net gain/(loss) on investments	6,553,274	(1,032,411)	(12,266,772)	6,759,062

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,123,655	$1,918,160	$(4,271,170)	$15,555,965

GSC Investment Corp.

Consolidated Schedule of Investments

November 30, 2011

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		2,000	$—	$—
Network Communications, Inc.	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	First Lien Term Loans	6.00%	8/3/2018	$2,000,000	1,985,591	1,955,620
Acosta, Inc.	Term B Loan	First Lien Term Loans	4.75%	3/1/2018	$4,254,136	4,185,434	4,115,877
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	First Lien Term Loans	3.02%	6/1/2013	$251,962	240,232	237,474
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.01%	6/1/2013	$4,615,472	4,489,270	4,350,083
Aeroflex Incorporated	Tranche B Term Loan	First Lien Term Loans	4.25%	5/9/2018	$3,990,000	3,971,600	3,760,575
Aerostructures Acquisition LLC	Term Loan	First Lien Term Loans	7.25%	3/1/2013	$563,527	549,852	540,986
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term Loan	First Lien Term Loans	5.50%	2/10/2017	$1,985,000	1,976,383	1,885,750
Ashland Inc.	Term B Loan	First Lien Term Loans	3.75%	8/23/2018	$1,000,000	997,590	1,000,520
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	First Lien Term Loans	5.50%	5/24/2018	$5,727,273	5,673,860	5,510,725
Aurora Diagnostics, LLC	Tranche B Term Loan	First Lien Term Loans	6.25%	5/26/2016	$508,611	508,611	494,309
Autotrader.com, Inc.	Tranche B-1 Term Loan	First Lien Term Loans	4.00%	12/15/2016	$3,879,505	3,879,505	3,863,327
Avantor Performance Materials Holdings, Inc.	Term Loan	First Lien Term Loans	5.00%	6/24/2017	$4,987,500	4,964,159	4,788,000
AZ Chem US Inc.	New Term Loan	First Lien Term Loans	5.50%	11/21/2016	$559,574	552,249	558,332
AZ Chem US Inc.	New Term Loan	First Lien Term Loans	5.50%	11/21/2016	$2,299,617	2,303,846	2,294,512
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	First Lien Term Loans	5.00%	6/1/2018	$498,750	496,434	493,014
Bass Pro Group, LLC	Term Loan	First Lien Term Loans	5.25%	6/13/2017	$2,992,500	2,964,884	2,913,318
BJ’s Wholesale Club, Inc.	Initial Loan (First Lien)	First Lien Term Loans	7.00%	9/28/2018	$2,000,000	1,902,274	1,993,920
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	First Lien Term Loans	7.25%	8/17/2017	$3,087,250	3,027,868	3,010,069
Capstone Logistics, LLC	Term A Note	First Lien Term Loans	7.50%	9/16/2016	$3,000,000	2,955,051	2,955,000
Capsugel Holdings US, Inc.	Initial Term Loan	First Lien Term Loans	5.25%	8/1/2018	$4,000,000	3,989,184	3,994,360
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	First Lien Term Loans	3.12%	10/31/2016	$3,473,618	3,517,406	3,471,221
Cenveo Corporation	Term B Facility	First Lien Term Loans	6.25%	12/21/2016	$2,977,500	2,952,400	2,925,394
Charter Communications Operating, LLC	Term C Loan	First Lien Term Loans	3.62%	9/6/2016	$3,989,848	3,982,768	3,908,375
CHS/ Community Health Systems, Inc.	Extended Term Loan	First Lien Term Loans	3.95%	1/25/2017	$1,350,219	1,334,075	1,301,692
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	First Lien Term Loans	2.51%	7/25/2014	$138,284	135,604	133,197
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	First Lien Term Loans	2.75%	7/25/2014	$2,690,504	2,639,971	2,591,520
Cinedigm Digital Funding I, LLC	Term Loan	First Lien Term Loans	5.25%	4/29/2016	$1,576,813	1,565,156	1,513,741
Cinemark USA, Inc.	Extended Term Loan	First Lien Term Loans	3.57%	4/30/2016	$5,602,144	5,347,916	5,544,386
Colfax Corporation	Term B Loan	First Lien Term Loans	0.00%	9/12/2018	$500,000	495,000	495,000
Consolidated Container Company LLC	Loan (First Lien)	First Lien Term Loans	2.50%	3/28/2014	$5,210,092	4,884,782	4,828,036
Contec, LLC	Tranche B Term Loan	First Lien Term Loans	9.00%	7/28/2014	$2,644,318	2,614,917	1,123,835
Covanta Energy Corporation	Funded Letter of Credit	First Lien Term Loans	1.77%	2/10/2014	$877,007	858,874	855,994
Covanta Energy Corporation	Term Loan	First Lien Term Loans	1.77%	2/10/2014	$1,702,627	1,667,261	1,661,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	First Lien Term Loans	5.00%	2/13/2017	$4,962,500	4,940,942	4,900,469
CRC Health Corporation	Term B-2 Loan	First Lien Term Loans	4.87%	11/16/2015	$1,991,877	1,889,653	1,852,446
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	First Lien Term Loans	2.51%	3/31/2015	$1,401,754	1,395,623	1,331,667
Culligan International Company	Dollar Loan	First Lien Term Loans	2.51%	11/24/2012	$2,399,497	2,355,174	1,639,649
DaVita Inc.	Tranche B Term Loan	First Lien Term Loans	0.00%	10/20/2016	$4,000,000	4,000,000	3,977,520
Del Monte Foods Company	Initial Term Loan	First Lien Term Loans	4.50%	3/8/2018	$1,496,250	1,492,900	1,415,198
Dollar General Corporation	Tranche B-1 Term Loan	First Lien Term Loans	3.04%	7/7/2014	$5,378,602	5,176,755	5,367,199
DS Waters of America, Inc.	Term Loan	First Lien Term Loans	2.51%	10/29/2012	$491,776	484,668	450,796
DynCorp International Inc.	Term Loan	First Lien Term Loans	6.25%	7/7/2016	$819,776	807,175	801,585
Education Management LLC	Tranche C-2 Term Loan	First Lien Term Loans	4.38%	6/1/2016	$3,978,573	3,701,347	3,624,759
eInstruction Corporation	Initial Term Loan	First Lien Term Loans	4.51%	7/2/2013	$3,013,426	2,915,952	2,712,083
Electrical Components International, Inc.	Synthetic Revolving Loan	First Lien Term Loans	6.75%	2/4/2016	$117,647	116,169	110,588
Electrical Components International, Inc.	Term Loan	First Lien Term Loans	6.75%	2/4/2017	$1,868,235	1,844,005	1,756,141
Emdeon Inc.	Term B Loan	First Lien Term Loans	6.75%	11/2/2018	$500,000	485,164	501,425
Federal-Mogul Corporation	Tranche B Term Loan	First Lien Term Loans	2.19%	12/29/2014	$2,623,102	2,469,031	2,397,332
Federal-Mogul Corporation	Tranche C Term Loan	First Lien Term Loans	2.19%	12/28/2015	$1,338,317	1,255,268	1,223,128
First Data Corporation	2018 Dollar Term Loan	First Lien Term Loans	4.26%	3/26/2018	$2,290,451	2,198,651	1,904,899
First Data Corporation	Non Extending B-1 Term Loan	First Lien Term Loans	3.01%	9/24/2014	$1,971,336	1,930,273	1,741,813
First Data Corporation	Non Extending B-2 Term Loan	First Lien Term Loans	3.01%	9/24/2014	$990,052	970,198	874,780
FleetPride Corporation	Term Loan	First Lien Term Loans	0.00%	12/6/2017	$1,000,000	980,000	980,000
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	First Lien Term Loans	4.87%	12/18/2015	$1,295,106	1,291,789	1,193,117
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	First Lien Term Loans	5.37%	12/20/2016	$1,295,106	1,291,432	1,199,592
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	First Lien Term Loans	4.50%	12/1/2016	$1,534,348	1,465,031	1,440,370
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	1.74%	3/31/2013	$4,235,924	4,213,867	4,185,644
FTD Group, Inc.	Initial Term Loan	First Lien Term Loans	4.75%	6/11/2018	$3,992,500	3,951,394	3,912,650
General Nutrition Centers, Inc.	Tranche B Term Loan	First Lien Term Loans	4.25%	3/2/2018	$3,750,000	3,616,100	3,660,938
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	First Lien Term Loans	1.93%	4/30/2014	$5,700,000	5,297,925	5,438,769
Graphic Packaging International, Inc.	Term B Loan	First Lien Term Loans	2.39%	5/16/2014	$3,045,465	2,895,636	3,012,361
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	First Lien Term Loans	4.25%	12/5/2016	$3,500,961	3,383,604	3,343,418
GSI Holdings L.L.C.	Term Loan	First Lien Term Loans	5.25%	8/1/2014	$5,637,880	5,556,899	5,440,554
Hanger Orthopedic Group, Inc.	Term C Loan	First Lien Term Loans	4.01%	12/1/2016	$3,970,000	3,983,002	3,811,200
HCA Inc.	Tranche B-3 Term Loan	First Lien Term Loans	3.62%	5/1/2018	$5,734,690	5,369,151	5,407,010
Health Management Associates, Inc.	Term B Loan	First Lien Term Loans	0.00%	11/16/2018	$3,000,000	2,970,000	2,985,000
Hilsinger Company, The	Term Loan	First Lien Term Loans	5.25%	12/31/2013	$1,221,687	1,204,358	1,075,084
Hoffmaster Group, Inc.	Incremental Facility 2011	First Lien Term Loans	5.00%	3/31/2016	$1,975,000	1,975,000	1,975,000
Hoffmaster Group, Inc.	Term Loan (First Lien)	First Lien Term Loans	7.00%	6/2/2016	$3,657,500	3,597,083	3,620,925
Hunter Defense Technologies, Inc.	Term Loan	First Lien Term Loans	3.62%	8/22/2014	$4,471,763	4,393,191	4,024,587
Hygenic Corporation, The	Term Loan	First Lien Term Loans	2.75%	4/30/2013	$1,567,150	1,535,181	1,441,778
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	First Lien Term Loans	6.01%	7/28/2015	$1,314,907	1,223,594	1,228,781
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	First Lien Term Loans	6.01%	7/28/2015	$2,520,239	2,344,967	2,355,163
Insight Equity A.P. X, LP	Term Loan	First Lien Term Loans	4.53%	12/18/2012	$1,380,065	1,376,364	1,242,059
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	First Lien Term Loans	3.93%	5/18/2012	$2,801,054	2,774,004	2,097,289
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	First Lien Term Loans	6.50%	8/4/2016	$497,085	497,085	485,488
J. Crew Group, Inc.	Loan	First Lien Term Loans	4.75%	3/7/2018	$995,000	995,000	907,191
Kalispel Tribal Economic Authority	Term Loan	First Lien Term Loans	7.50%	2/25/2017	$3,912,931	3,844,540	3,599,897
Key Safety Systems, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.51%	3/8/2014	$3,832,103	3,587,546	3,531,934
Kinetek Industries, Inc.	Term B-1 Loan	First Lien Term Loans	2.87%	11/10/2013	$1,170,963	1,125,835	1,059,722
Kinetek Industries, Inc.	Term B-2 Loan	First Lien Term Loans	2.87%	11/10/2013	$118,763	114,236	107,481
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	First Lien Term Loans	7.00%	5/4/2018	$500,000	482,677	500,940
Leslie’s Poolmart, Inc.	Tranche B Term Loan	First Lien Term Loans	4.50%	11/21/2016	$3,970,000	3,975,926	3,827,755
National CineMedia, LLC	Term Loan	First Lien Term Loans	1.84%	2/13/2015	$2,655,172	2,565,789	2,546,310
Nielsen Finance LLC	Class A Dollar Term Loan	First Lien Term Loans	2.25%	8/9/2013	$4,542,571	4,467,048	4,457,398
Novelis, Inc.	Term Loan	First Lien Term Loans	3.75%	3/10/2017	$3,970,000	4,004,882	3,888,933
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	First Lien Term Loans	6.50%	4/27/2017	$5,000,000	4,973,752	4,857,500
NPC International, Inc.	Term Loan	First Lien Term Loans	2.01%	5/3/2013	$4,317,595	4,215,659	4,279,816
NRG Energy, Inc.	Term Loan	First Lien Term Loans	4.00%	7/1/2018	$3,990,000	3,960,762	3,952,614
NuSil Technology LLC.	Term Loan	First Lien Term Loans	5.25%	4/7/2017	$932,203	932,203	904,237
Onex Carestream Finance LP	Term Loan	First Lien Term Loans	5.00%	2/25/2017	$4,974,758	4,952,991	4,394,055
OpenLink International, Inc.	Initial Term Loan	First Lien Term Loans	7.75%	10/30/2017	$1,000,000	980,274	997,500
PATS Aircraft, LLC	Term Loan	First Lien Term Loans	1.58%	10/6/2016	$446,667	247,498	241,200
Pelican Products, Inc.	Term Loan	First Lien Term Loans	5.00%	3/7/2017	$2,977,500	2,977,500	2,947,725
Penn National Gaming, Inc.	Term A Facility	First Lien Term Loans	1.79%	7/14/2016	$2,962,500	2,879,481	2,858,813
Penn National Gaming, Inc.	Term B Facility	First Lien Term Loans	3.75%	7/16/2018	$997,500	995,142	997,660
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	First Lien Term Loans	0.00%	12/5/2018	$2,000,000	1,970,000	1,971,420
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	First Lien Term Loans	3.60%	12/15/2014	$921,177	864,045	875,118
Physician Oncology Services, LP	Delayed Draw Term Loan	First Lien Term Loans	6.25%	1/31/2017	$51,020	50,575	47,704
Physician Oncology Services, LP	Effective Date Term Loan	First Lien Term Loans	6.25%	1/31/2017	$419,961	416,291	392,663
Pinnacle Foods Finance LLC	Term Loan	First Lien Term Loans	2.78%	4/2/2014	$4,808,633	4,694,994	4,706,450
PolyOne Corporation	Term Loan B	First Lien Term Loans	0.00%	11/1/2017	$500,000	495,000	499,375
PRA International	U.S. Term Loan	First Lien Term Loans	3.60%	12/15/2014	$1,286,657	1,206,857	1,222,324
Pre-Paid Legal Services, Inc.	Tranche A Term Loan	First Lien Term Loans	7.50%	12/31/2016	$2,939,024	2,898,030	2,821,463

Prestige Brands, Inc.	Term Loan	First Lien Term Loans	4.78%	3/24/2016	$3,067,408	3,062,836	3,052,071
Pro Mach, Inc.	Term Loan	First Lien Term Loans	6.25%	7/6/2017	$1,995,000	1,976,226	1,925,175
Quintiles Transnational Corp.	Term B Loan	First Lien Term Loans	5.00%	6/8/2018	$3,990,000	3,952,817	3,870,300
Ranpak Corp.	USD Term Loan (First Lien)	First Lien Term Loans	4.75%	4/20/2017	$2,751,305	2,738,881	2,634,374
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	First Lien Term Loans	2.56%	7/19/2013	$1,611,914	1,563,575	1,568,924
Reynolds Group Holdings Inc.	Tranche B Term Loan	First Lien Term Loans	6.50%	2/9/2018	$1,990,000	1,990,000	1,941,623
Reynolds Group Holdings Inc.	Tranche C Term Loan	First Lien Term Loans	6.50%	8/9/2018	$2,000,000	1,980,883	1,951,660
Royal Adhesives and Sealants, LLC	Term A Loan	First Lien Term Loans	7.25%	11/29/2015	$5,553,571	5,492,914	5,472,319
RPI Finance Trust	6.75 Year Term Loan	First Lien Term Loans	4.00%	5/9/2018	$5,486,250	5,460,013	5,447,407
Savers, Inc.	New Term Loan	First Lien Term Loans	4.25%	3/4/2017	$497,500	497,500	490,038
Scitor Corporation	Term Loan	First Lien Term Loans	5.00%	2/15/2017	$496,250	494,094	471,438
Scotsman Industries, Inc.	Term Loan	First Lien Term Loans	5.75%	4/30/2016	$1,877,963	1,871,489	1,849,793
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	First Lien Term Loans	1.88%	3/5/2014	$617,981	606,116	582,447
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	First Lien Term Loans	1.88%	3/5/2014	$2,236,226	2,193,282	2,107,643
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	First Lien Term Loans	1.88%	3/5/2014	$1,185,867	1,156,851	1,117,680
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	First Lien Term Loans	4.75%	5/9/2017	$1,990,000	1,980,944	1,950,200
SI Organization, Inc., The	New Tranche B Term Loan	First Lien Term Loans	4.50%	11/22/2016	$3,970,000	3,937,044	3,791,350
SRA International Inc.	Term Loan	First Lien Term Loans	6.50%	7/20/2018	$3,931,429	3,772,754	3,626,743
SRAM, LLC	Term Loan (First Lien)	First Lien Term Loans	4.76%	6/7/2018	$3,930,308	3,891,916	3,861,527
SunCoke Energy, Inc.	Tranche B Term Loan	First Lien Term Loans	4.01%	7/26/2018	$3,996,250	3,973,031	3,906,334
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	First Lien Term Loans	3.75%	2/28/2014	$500,000	500,000	497,500
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	First Lien Term Loans	2.00%	2/28/2014	$197,048	193,159	192,812
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	First Lien Term Loans	3.98%	2/28/2016	$4,557,119	4,437,660	4,420,405
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	First Lien Term Loans	6.25%	12/16/2016	$995,000	982,429	981,737
SuperMedia Inc. (fka Idearc Inc.)	Loan	First Lien Term Loans	11.00%	12/31/2015	$338,100	326,876	151,865
Targus Group International, Inc.	Term Loan	First Lien Term Loans	11.00%	5/24/2016	$2,992,500	2,938,224	2,805,469
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	First Lien Term Loans	7.00%	12/23/2015	$3,508,727	3,464,505	3,456,096
Team Health, Inc.	Tranche B Term Loan	First Lien Term Loans	3.75%	6/29/2018	$4,488,750	4,467,542	4,309,200
Telcordia Technologies, Inc.	Term Loan	First Lien Term Loans	6.75%	4/30/2016	$3,458,616	3,452,199	3,415,383
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	First Lien Term Loans	3.76%	10/10/2014	$5,580,862	5,486,179	4,016,714
TransDigm Inc.	Term Loan (First Lien)	First Lien Term Loans	4.00%	2/14/2017	$3,998,852	4,012,903	3,956,024
TransFirst Holdings, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.01%	6/15/2014	$2,393,543	2,352,949	2,182,624
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	First Lien Term Loans	2.50%	7/31/2013	$1,204,015	1,170,621	1,164,885
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	First Lien Term Loans	1.50%	7/28/2017	$163,000	(1,541)	—
U.S. Security Associates Holdings, Inc.	Term Loan B	First Lien Term Loans	6.00%	7/28/2017	$837,000	829,089	819,214
U.S. Silica Company	Loan	First Lien Term Loans	4.75%	6/8/2017	$1,995,000	1,985,805	1,975,050
Univar Inc.	Term B Loan	First Lien Term Loans	5.00%	6/30/2017	$3,974,987	3,973,806	3,829,662
UPC Financing Partnership	Facility AB	First Lien Term Loans	4.75%	12/31/2017	$1,000,000	970,228	979,060
USI Holdings Corporation	Tranche B Term Loan	First Lien Term Loans	2.76%	5/5/2014	$4,794,730	4,686,233	4,578,967
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Term B-1 Loan (First Lien)	First Lien Term Loans	4.50%	11/3/2016	$3,989,975	3,999,331	3,952,589
Verint Systems Inc.	Term Loan 2011	First Lien Term Loans	4.50%	10/27/2017	$1,990,000	1,980,914	1,958,916
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	First Lien Term Loans	5.25%	12/22/2016	$3,970,000	3,970,000	3,729,339
Weight Watchers International, Inc.	Term B Loan	First Lien Term Loans	1.63%	1/26/2014	$1,232,435	1,222,301	1,203,941
Weight Watchers International, Inc.	Term D Loan	First Lien Term Loans	2.63%	6/30/2016	$2,735,151	2,689,001	2,692,428
Wendy’s/Arby’s Restaurants, LLC	Term Loan	First Lien Term Loans	5.00%	5/24/2017	$1,125,752	1,121,341	1,121,182
Wenner Media LLC	Term Loan	First Lien Term Loans	2.01%	10/2/2013	$2,664,829	2,608,813	2,584,884
Wil Research Laboratories, LLC	Term B Loan	First Lien Term Loans	4.25%	9/26/2013	$1,813,134	1,718,396	1,668,083
WireCo WorldGroup Inc.	Term Loan	First Lien Term Loans	5.00%	2/10/2014	$1,997,963	1,968,723	1,958,004
Yankee Candle Company, Inc.	Term Loan	First Lien Term Loans	2.26%	2/6/2014	$2,537,336	2,404,603	2,469,462
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	First Lien Term Loans	4.01%	7/31/2014	$3,139,856	3,088,153	800,663
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	Other/Structured Finance Securities	2.78%	5/20/2020	$4,000,000	3,708,011	3,657,600
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	Other/Structured Finance Securities	3.65%	1/18/2021	$1,500,000	1,229,601	1,050,000
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	Other/Structured Finance Securities	3.91%	4/19/2021	$4,000,000	3,292,419	2,800,000
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	Other/Structured Finance Securities	3.92%	1/25/2019	$5,000,000	4,199,605	3,500,000
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	Other/Structured Finance Securities	4.00%	4/17/2021	$5,000,000	4,052,528	3,500,000
						$398,880,826	$383,680,220

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		2,000	$—	$—
M/C Acquisition Corp.	Common	Equity	0.00%		378,434	68,806	—
Network Communications, Inc.	Common	Equity	0.00%		169,143	169,143	720,549
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624	224,656	128,576
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821	2,881,566	5,411
ABP Corporation (Au Bon Pain)	Term Loan	First Lien Term Loans	8.50%	2/28/2013	$3,678,254	3,663,509	3,641,471
Acosta, Inc.	Term B Loan	First Lien Term Loans	0.00%	3/1/2018	$500,000	500,000	504,625
Acosta, Inc.	Term Loan Retired 03/01/2011	First Lien Term Loans	4.50%	7/28/2013	$1,904,344	1,860,734	1,901,926
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	First Lien Term Loans	3.07%	6/1/2013	$253,920	236,167	236,570
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/1/2013	$4,652,900	4,462,578	4,334,967
Aeroflex Incorporated	Tranche B-1 Term Loan Retired 05/09/2011	First Lien Term Loans	4.31%	8/15/2014	$3,896,513	3,839,728	3,906,254
Aeroflex Incorporated	Tranche B-2 Term Loan Retired 05/09/2011	First Lien Term Loans	4.81%	8/15/2014	$600,000	599,258	598,500
Aerostructures Acquisition LLC	Term Loan	First Lien Term Loans	7.25%	3/1/2013	$617,575	593,524	571,257
Affordable Care, Inc.	Term Loan	First Lien Term Loans	0.00%	12/31/2015	$1,000,000	985,000	985,000
APS Healthcare, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.52%	3/30/2013	$1,848,940	1,808,135	1,802,717
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	First Lien Term Loans	3.27%	7/3/2014	$5,925,000	5,811,967	5,828,719
Aurora Diagnostics, LLC	Tranche B Term Loan	First Lien Term Loans	6.25%	5/26/2016	$508,611	508,611	509,033
Autotrader.com, Inc.	Tranche B Term Loan	First Lien Term Loans	4.75%	12/15/2016	$2,000,000	1,990,316	2,018,760
Axcan Intermediate Holdings Inc.	Term Loan	First Lien Term Loans	3.67%	2/10/2017	$1,333,333	1,323,393	1,346,453
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	$989,362	975,102	1,001,422
AZ Chem US Inc.	Term Loan Retired 03/11/2011	First Lien Term Loans	6.75%	11/21/2016	$2,968,085	2,989,634	3,004,266
Bankruptcy Management Solutions, Inc.	Term Loan B	First Lien Term Loans	7.50%	8/20/2014	$3,956,481	3,544,161	1,819,981
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	First Lien Term Loans	7.61%	4/21/2015	$5,077,648	5,042,065	5,090,342
California Family Health LLC (fka CFF Acquisition LLC)	Term A Loan	First Lien Term Loans	7.50%	7/31/2015	$2,814,935	2,808,774	2,800,860
CCM Merger Inc. (Motor City Casino)	Term B Loan Retired 03/01/2011	First Lien Term Loans	8.50%	7/13/2012	$3,390,358	3,272,522	3,390,358
Celanese US Holdings LLC	Dollar Term B Loan (Non-Extended) Retired 05/06/2011	First Lien Term Loans	1.80%	4/2/2014	$682,863	669,206	684,495
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	First Lien Term Loans	0.00%	10/31/2016	$3,500,000	3,548,125	3,530,135
Cenveo Corporation	Term B Facility	First Lien Term Loans	6.25%	12/21/2016	$3,000,000	2,970,945	3,027,510
CHS/ Community Health Systems, Inc.	Extended Term Loan	First Lien Term Loans	3.81%	1/25/2017	$1,360,448	1,341,805	1,367,930
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	First Lien Term Loans	2.56%	7/25/2014	$139,402	135,936	138,646
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	First Lien Term Loans	2.56%	7/25/2014	$2,705,964	2,640,759	2,691,298
Cinedigm Digital Funding I, LLC	Term Loan	First Lien Term Loans	5.25%	4/29/2016	$1,861,233	1,845,123	1,870,539
Cinemark USA, Inc.	Extended Term Loan	First Lien Term Loans	3.54%	4/30/2016	$5,644,908	5,345,039	5,690,802
Citco III Limited	B Term Loan	First Lien Term Loans	4.46%	6/30/2014	$3,625,898	3,544,965	3,607,768
Consolidated Container Company LLC	Loan (First Lien)	First Lien Term Loans	2.50%	3/28/2014	$5,286,113	4,848,098	5,173,783
Consolidated Precision Products Corp.	Term Loan	First Lien Term Loans	7.75%	4/17/2014	$1,421,747	1,406,721	1,393,312
Contec, LLC	Tranche B Term Loan	First Lien Term Loans	7.75%	7/28/2014	$2,658,068	2,620,135	2,409,991
Continental Alloys & Services, Inc.	Term Facility	First Lien Term Loans	8.50%	6/15/2012	$3,003,802	2,886,239	3,001,308
Covanta Energy Corporation	Funded Letter of Credit	First Lien Term Loans	1.70%	2/10/2014	$877,007	852,656	873,876
Covanta Energy Corporation	Term Loan	First Lien Term Loans	1.81%	2/10/2014	$1,715,999	1,668,245	1,709,873
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	First Lien Term Loans	5.00%	2/13/2017	$5,000,000	4,975,137	5,012,500
CRC Health Corporation	Term B-2 Loan	First Lien Term Loans	4.80%	11/16/2015	$2,000,000	1,877,839	1,992,500
Culligan International Company	Dollar Loan	First Lien Term Loans	2.52%	11/24/2012	$2,418,342	2,339,419	2,106,376
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	First Lien Term Loans	0.00%	2/21/2014	$969,493	924,594	664,103
Del Monte Foods Company	Initial Term Loan	First Lien Term Loans	0.00%	3/8/2018	$1,500,000	1,496,250	1,511,715
Dollar General Corporation	Tranche B-1 Term Loan	First Lien Term Loans	3.03%	7/7/2014	$5,378,602	5,118,264	5,389,036
DS Waters of America, Inc.	Term Loan	First Lien Term Loans	2.57%	10/29/2012	$495,888	482,802	485,350
DynCorp International Inc.	Term Loan	First Lien Term Loans	6.25%	7/7/2016	$997,500	979,658	1,005,809
Education Management LLC	Tranche C-2 Term Loan	First Lien Term Loans	4.31%	6/1/2016	$7,112,226	6,533,750	6,997,790
eInstruction Corporation	Initial Term Loan	First Lien Term Loans	4.31%	7/2/2013	$3,036,981	2,892,088	2,794,023
Electrical Components International, Inc.	Synthetic Revolving Loan	First Lien Term Loans	1.40%	2/4/2016	$117,647	115,903	117,941
Electrical Components International, Inc.	Term Loan	First Lien Term Loans	6.75%	2/4/2017	$1,882,353	1,854,389	1,887,059
Emdeon Business Services LLC	Term Loan (First Lien)	First Lien Term Loans	2.27%	11/16/2013	$4,877,709	4,730,606	4,855,369
Federal-Mogul Corporation	Tranche B Term Loan	First Lien Term Loans	2.20%	12/29/2014	$2,643,542	2,449,987	2,573,330
Federal-Mogul Corporation	Tranche C Term Loan	First Lien Term Loans	2.20%	12/28/2015	$1,348,746	1,249,431	1,312,923
First Data Corporation	Non Extending B-1 Term Loan	First Lien Term Loans	3.01%	9/24/2014	$3,727,178	3,628,773	3,555,728
First Data Corporation	Non Extending B-2 Term Loan	First Lien Term Loans	3.01%	9/24/2014	$1,868,259	1,820,772	1,783,123
FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan	First Lien Term Loans	2.51%	4/30/2013	$4,461,805	4,354,515	4,461,805
FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan	First Lien Term Loans	2.51%	4/30/2013	$901,783	880,096	901,783
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	First Lien Term Loans	4.80%	12/18/2015	$1,295,106	1,291,172	1,246,540
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	First Lien Term Loans	5.30%	12/20/2016	$1,295,106	1,290,884	1,253,015
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	First Lien Term Loans	4.51%	12/1/2016	$1,549,402	1,468,869	1,549,216
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	1.68%	3/31/2013	$4,269,542	4,234,546	4,255,069
Georgia-Pacific LLC	Term Loan B	First Lien Term Loans	2.30%	12/23/2012	$2,876,959	2,765,714	2,878,887
Georgia-Pacific LLC	Term Loan C	First Lien Term Loans	3.55%	12/23/2014	$2,520,062	2,390,204	2,529,210
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	First Lien Term Loans	1.96%	4/30/2014	$5,700,000	5,172,419	5,631,600

Graham Packaging Company, L.P.	C Term Loan	First Lien Term Loans	6.75%	4/5/2014	$4,586,342	4,586,342	4,605,467
Graphic Packaging International, Inc.	Term B Loan	First Lien Term Loans	2.30%	5/16/2014	$3,317,758	3,102,031	3,315,701
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	First Lien Term Loans	4.31%	12/5/2016	$3,548,952	3,412,119	3,531,207
GSI Holdings L.L.C.	Term Loan	First Lien Term Loans	3.32%	8/1/2014	$5,794,414	5,687,799	5,664,039
Hanger Orthopedic Group, Inc.	Term B Loan	First Lien Term Loans	5.25%	12/1/2016	$4,000,000	4,014,504	4,039,160
HCA Inc.	Tranche B-1 Term Loan	First Lien Term Loans	2.55%	11/18/2013	$5,734,690	5,470,319	5,720,353
Hilsinger Company, The	Term Loan	First Lien Term Loans	3.55%	12/31/2013	$1,438,859	1,411,074	1,294,973
Hoffmaster Group, Inc.	Term Loan (First Lien)	First Lien Term Loans	7.00%	6/2/2016	$3,728,750	3,656,667	3,733,411
Hunter Defense Technologies, Inc.	Term Loan	First Lien Term Loans	3.56%	8/22/2014	$4,600,368	4,496,163	4,493,042
Hygenic Corporation, The	Term Loan	First Lien Term Loans	2.80%	4/30/2013	$1,731,548	1,674,176	1,614,668
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	$1,329,765	1,218,397	1,311,813
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	First Lien Term Loans	6.02%	7/28/2015	$2,548,716	2,334,952	2,514,308
Insight Equity A.P. X, LP	Term Loan	First Lien Term Loans	4.47%	12/18/2012	$1,568,246	1,561,020	1,411,421
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	First Lien Term Loans	3.80%	5/18/2012	$3,813,798	3,717,037	2,855,581
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-1 Loan	First Lien Term Loans	4.75%	8/4/2016	$166,667	166,667	167,362
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-2 Loan	First Lien Term Loans	1.63%	8/4/2016	$—	—	1,390
J. Crew Group, Inc.	Loan	First Lien Term Loans	0.00%	3/7/2018	$1,000,000	1,000,000	1,002,190
Kalispel Tribal Economic Authority	Term Loan	First Lien Term Loans	7.50%	2/25/2017	$4,000,000	3,920,037	3,920,037
Key Safety Systems, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.55%	3/8/2014	$3,863,090	3,536,408	3,752,026
Kinetek Industries, Inc.	Term B-1 Loan	First Lien Term Loans	3.94%	11/10/2013	$1,285,429	1,221,491	1,219,011
Kinetek Industries, Inc.	Term B-2 Loan	First Lien Term Loans	3.94%	11/10/2013	$130,372	123,957	123,636
Lender Processing Services, Inc.	Term Loan B	First Lien Term Loans	2.76%	7/2/2014	$633,750	630,214	631,373
Leslie’s Poolmart, Inc.	Tranche B Term Loan (Expired 3.1.2011)	First Lien Term Loans	6.00%	11/21/2016	$4,000,000	4,006,665	4,040,000
M/C Acquisition Corp.	Tranche C Term Loan	First Lien Term Loans	1.00%	12/31/2012	$1,981,257	1,981,257	297,188
Matthew Warren Industries, Inc.	Term Loan	First Lien Term Loans	7.25%	11/1/2013	$1,396,992	1,332,049	1,131,564
National Diversified Sales, Inc.	Term Loan	First Lien Term Loans	3.56%	8/9/2011	$1,260,509	1,224,767	1,247,904
Nielsen Finance LLC	Class A Dollar Term Loan	First Lien Term Loans	2.26%	8/9/2013	$4,924,279	4,806,327	4,936,590
Novelis, Inc.	Term Loan (Old)	First Lien Term Loans	5.25%	12/17/2016	$4,000,000	4,039,222	4,056,800
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	First Lien Term Loans	0.00%	4/27/2017	$4,000,000	3,960,000	3,960,000
NPC International, Inc.	Term Loan	First Lien Term Loans	2.04%	5/3/2013	$4,317,595	4,161,647	4,309,521
NRG Energy, Inc.	Extended Maturity Credit-Linked Deposit	First Lien Term Loans	3.55%	8/31/2015	$1,000,000	1,003,705	1,007,000
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	First Lien Term Loans	2.05%	2/1/2013	$739,113	723,964	738,085
NRG Energy, Inc.	Original Maturity Term Loan	First Lien Term Loans	2.04%	2/1/2013	$2,880,954	2,823,408	2,876,950
NuSil Technology LLC.	Tranche B Term Loan	First Lien Term Loans	6.00%	2/18/2015	$3,780,000	3,749,885	3,780,000
Nuveen Investments, Inc.	Non-Extended First-Lien Term Loan	First Lien Term Loans	3.30%	11/13/2014	$2,494,682	2,450,410	2,429,197
Nyco Holdings 3 ApS (Nycomed)	Facility B2	First Lien Term Loans	4.26%	12/29/2014	$1,766,354	1,687,712	1,730,391
Nyco Holdings 3 ApS (Nycomed)	Facility C2	First Lien Term Loans	4.76%	12/29/2015	$1,765,817	1,679,620	1,738,694
Onex Carestream Finance LP	Term Loan	First Lien Term Loans	0.00%	2/25/2017	$5,000,000	4,975,000	4,975,000
Pelican Products, Inc.	Term Loan Old	First Lien Term Loans	5.75%	11/30/2016	$3,000,000	2,971,226	3,020,010
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	First Lien Term Loans	3.56%	12/15/2014	$928,355	856,513	900,504
Physician Oncology Services, LP	Delayed Draw Term Loan	First Lien Term Loans	0.00%	1/31/2017	$—	(510)	(51,020)
Physician Oncology Services, LP	Effective Date Term Loan	First Lien Term Loans	0.00%	1/31/2017	$448,980	444,490	444,490
Pinnacle Foods Finance LLC	Term Loan	First Lien Term Loans	2.76%	4/2/2014	$4,818,867	4,668,244	4,808,555
PRA International	U.S. Term Loan	First Lien Term Loans	3.56%	12/15/2014	$1,286,657	1,187,087	1,222,324
Prestige Brands, Inc.	Term Loan	First Lien Term Loans	4.75%	3/24/2016	$4,167,500	4,152,819	4,189,629
QA Direct Holdings, LLC	Term Loan Retired 03/23/2011	First Lien Term Loans	8.25%	8/10/2014	$1,756,006	1,746,771	1,747,226
QCE, LLC (Quiznos)	Term Loan (First Lien)	First Lien Term Loans	5.01%	5/5/2013	$2,713,190	2,642,924	2,579,457
Quintiles Transnational Corp.	Term B Loan (First Lien)	First Lien Term Loans	2.31%	3/31/2013	$1,350,372	1,341,560	1,346,996
Ranpak Corp.	US Dollar Term Loan B (First Lien) Retired 04/20/2011	First Lien Term Loans	4.77%	12/27/2013	$2,729,247	2,702,688	2,592,785
Repconstrickland, Inc.	Term B Loan	First Lien Term Loans	10.00%	2/19/2014	$2,982,729	2,963,648	2,744,111
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	First Lien Term Loans	2.56%	7/19/2013	$1,624,606	1,553,407	1,614,940
Royal Adhesives and Sealants, LLC	Term A Loan	First Lien Term Loans	7.25%	11/29/2015	$5,000,000	4,925,515	4,925,515
Royalty Pharma Finance Trust	Tranche B Term Loan	First Lien Term Loans	2.55%	4/16/2013	$4,111,216	4,104,705	4,126,633
Scitor Corporation	Term Loan	First Lien Term Loans	5.00%	2/15/2017	$500,000	497,514	503,540
Scotsman Industries, Inc.	Term Loan	First Lien Term Loans	5.51%	4/30/2016	$942,875	934,736	946,411
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	$623,301	607,432	619,592
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	$2,254,231	2,196,806	2,240,818
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	First Lien Term Loans	1.81%	3/5/2014	$1,418,608	1,377,771	1,410,167
SI Organization, Inc., The	New Tranche B Term Loan	First Lien Term Loans	4.50%	11/22/2016	$4,000,000	3,961,772	4,030,000
Specialized Technology Resources, Inc.	Term Loan (First Lien)	First Lien Term Loans	2.76%	6/13/2014	$3,525,541	3,444,179	3,283,160
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	First Lien Term Loans	3.76%	2/28/2014	$500,000	500,000	503,325
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	First Lien Term Loans	2.01%	2/28/2014	$197,048	191,855	196,124
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	First Lien Term Loans	3.93%	2/28/2016	$4,557,119	4,416,466	4,579,905
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	First Lien Term Loans	6.25%	12/16/2016	$1,000,000	985,480	1,005,000
SuperMedia Inc. (fka Idearc Inc.)	Loan	First Lien Term Loans	11.00%	12/31/2015	$359,815	347,869	238,604
Survey Sampling International, LLC	Term Loan	First Lien Term Loans	10.40%	12/31/2012	$1,775,683	1,766,073	1,154,194
Targus Holdings, Inc.	Tranche B Term Loan (First Lien)	First Lien Term Loans	8.75%	11/22/2012	$2,789,590	2,701,112	2,768,668
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	First Lien Term Loans	7.00%	12/23/2015	$4,000,000	3,940,238	3,940,000
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	First Lien Term Loans	2.27%	11/23/2012	$5,570,899	5,369,893	5,543,045
Telcordia Technologies, Inc.	Term Loan	First Lien Term Loans	6.75%	4/30/2016	$3,970,000	3,961,377	3,982,426
Texas Competitive Electric Holdings Company, LLC (TXU)	Initial Tranche B-2 Term Loan	First Lien Term Loans	3.79%	10/10/2014	$5,805,000	5,740,180	4,834,868
TransFirst Holdings, Inc.	Term Loan (First Lien)	First Lien Term Loans	3.06%	6/15/2014	$2,412,500	2,359,447	2,320,029
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	First Lien Term Loans	2.51%	7/31/2013	$1,223,256	1,173,926	1,180,442
Triumph Group Inc.	Loan Retired 04/05/2011	First Lien Term Loans	4.50%	6/16/2016	$1,243,750	1,238,248	1,246,088
U.S. Security Holdings, Inc.	Acquisition Term Loan	First Lien Term Loans	4.04%	5/8/2013	$106,289	102,005	105,224
U.S. Security Holdings, Inc.	Tranche B Term Loan	First Lien Term Loans	4.04%	5/8/2013	$564,358	541,608	561,536
U.S. Silica Company	Loan	First Lien Term Loans	5.75%	5/9/2016	$1,343,250	1,337,430	1,344,929

United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	First Lien Term Loans	5.50%	5/13/2015	$1,393,000	1,381,246	1,394,741
Univar Inc.	Term B Loan	First Lien Term Loans	0.00%	6/30/2017	$3,000,000	3,000,000	3,000,000
USI Holdings Corporation	Tranche B Term Loan	First Lien Term Loans	2.77%	5/5/2014	$4,832,287	4,689,161	4,820,206
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	First Lien Term Loans	0.00%	12/22/2016	$4,000,000	4,000,000	4,000,000
Weasler Engineering, Inc.	Term Loan	First Lien Term Loans	6.76%	9/30/2013	$1,195,707	1,023,493	1,171,792
Weight Watchers International, Inc.	Term B Loan	First Lien Term Loans	1.81%	1/26/2014	$1,242,139	1,228,356	1,239,034
Weight Watchers International, Inc.	Term D Loan	First Lien Term Loans	2.56%	6/30/2016	$2,755,924	2,701,780	2,765,377
Wendy’s/Arby’s Restaurants, LLC	Term Loan	First Lien Term Loans	5.00%	5/24/2017	$1,194,000	1,188,678	1,202,585
Wenner Media LLC	Term Loan	First Lien Term Loans	2.01%	10/2/2013	$2,830,535	2,750,229	2,717,314
Wesco Aircraft Hardware Corp.	Loan (Second Lien) Retired 04/07/2011	First Lien Term Loans	6.02%	3/28/2014	$1,720,000	1,655,183	1,721,428
Wil Research Laboratories, LLC	Term B Loan	First Lien Term Loans	4.31%	9/26/2013	$1,828,419	1,693,356	1,609,009
WireCo WorldGroup Inc.	Term Loan	First Lien Term Loans	5.25%	2/10/2014	$4,687,066	4,582,305	4,687,066
Worldwide Express Operations, LLC	Term Loan	First Lien Term Loans	7.50%	6/30/2013	$3,844,761	3,844,761	3,075,809
Yankee Candle Company, Inc.	Term Loan	First Lien Term Loans	2.27%	2/6/2014	$2,537,336	2,358,862	2,530,409
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	First Lien Term Loans	4.01%	7/31/2014	$3,216,223	3,148,340	1,485,895
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	Other/Structured Finance Securities	2.58%	5/20/2020	$4,000,000	3,682,050	3,657,600
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	Other/Structured Finance Securities	3.55%	1/18/2021	$1,500,000	1,207,311	1,050,000
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	Other/Structured Finance Securities	3.80%	4/19/2021	$4,000,000	3,235,640	2,800,000
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	Other/Structured Finance Securities	3.80%	1/25/2019	$5,000,000	4,115,337	3,500,000
Network Communications, Inc.	8.600% - 01/2020-6412BAD3	Unsecured Notes	8.60%	1/14/2020	$1,028,572	3,260,000	743,452
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	Other/Structured Finance Securities	3.90%	4/17/2021	$5,000,000	3,976,453	3,500,000
Elyria Foundry Company, LLC	13.000% - 03/2013 - 290608AA6	Unsecured Notes	17.00%	3/1/2013	$2,040,000	2,006,316	1,500,012
						$402,031,794	$391,170,117

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from May 31, 2010, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

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

For the three months ended November 30, 2011 and November 30, 2010, we accrued $0.4 and $0.4 million in base management fees, respectively. For the three months ended November 30, 2011 and November 30, 2010, we accrued $0.3 and $0.3 million in incentive fees related to pre-incentive fee net investment income, respectively.  For the three months ended November 30, 2011 and November 30, 2010, we accrued $0.9 and $0.9 million in incentive management fees related to capital gains, respectively.  For the nine months ended November 30, 2011 and November 30, 2010, we accrued $1.2 million and $1.3 million in base management fees, respectively.  For the nine months ended November 30, 2011, we accrued $0.3 million in incentive fees related to pre-incentive fee net investment income. For the nine months ended November 30, 2010, we accrued $0.3 million in incentive fees related to pre-incentive fee net investment income and recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in “Note. 13 Recapitalization Transaction” below.  For the nine months ended November 30, 2011 and November 30, 2010, we accrued $0.5 and $0.9 million in incentive management fees related to capital gains, respectively.  These accruals and the accruals related to the capital gains incentive fees for the three and nine months ended November 30, 2011 and 2010 were calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period.  As of November 30, 2011, $0.4 million of base management fees and $2.1 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2011, $0.7 million of base management fees and $1.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

For the three months ended November 30, 2011 and November 30, 2010, we recognized $0.3 million and $0.2 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses.  For the nine months ended November 30, 2011 and November 30, 2010, we recognized $0.7 million and $0.6 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses.  As of November 30, 2011, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $40 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our assets have been pledged under the Replacement Facility to secure our obligations thereunder, including the subordinated notes issued by Saratoga CLO and the related collateral management agreement. As of November 30, 2011, there was no outstanding balance under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. $2.0 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the three year term of the facility.  For the three months ended November 30, 2011 and November 30, 2010, we recorded $0.1 million and $0.4 million of interest expense, respectively, related to the Replacement Facility. For the three months ended November 30, 2011 and November 30, 2010, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs, respectively, related to the Replacement Facility.  The interest rate during the three months ended November 30, 2011 on the unfunded commitment was 0.75%.  The interest rate during the three months ended November 30, 2010 on the outstanding borrowings was 7.50%.  The interest rate during the nine months ended November 30, 2011 on the outstanding borrowings was 7.50%. The interest rates during the nine months ended November 30, 2010 on the outstanding borrowings ranged from 7.50% to 9.25%. For the nine months ended November 30, 2011 and November 30, 2010, we recorded $0.5 million and $2.0 million of interest expense, respectively, related to the Replacement Facility.  For the nine months ended November 30, 2011 and November 30, 2010, we recorded $0.5 million and $0.2 million of amortization of deferred financing costs, respectively, related to the Replacement Facility.

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

Our borrowing base under the Replacement Facility was $27.3 million at November 30, 2011. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent annual report on Form 10-K or quarterly report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2011 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended August 31, 2011. The valuations presented in this quarterly report on Form 10-Q will not be incorporated into the borrowing base until after this quarterly report on Form 10-Q is filed with the SEC.

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

The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of November 30, 2011, we did not receive any such payments as LIBOR has not exceeded 8%. As of November 30, 2011, the total notional amount outstanding for the interest rate caps was $32.4 million with an aggregate fair value of $1,157, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the three months ended November 30, 2011 and November 30, 2010, we recorded $166 of unrealized appreciation and $1,366 of unrealized depreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.  For the nine months ended November 30, 2011 and November 30, 2010, we recorded $15,108 and $19,797 of unrealized depreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

The table below summarizes our interest rate cap agreements as of November 30, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$22,041	8.0%	Feb 2014	$0.8
Interest Rate Cap	Free Standing Derivative	10,332	8.0	Nov 2013	0.3
	Net fair value				$1.1

The table below summarizes our interest rate cap agreements as of February 28, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$29,388	8.0%	Feb 2014	$12
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	4
	Net fair value				$16

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2011 and November 30, 2010, we accrued $0.05 and $0.05 million for directors’ fees expense, respectively.   For the nine months ended November 30, 2011 and November 30, 2010, we accrued $0.2 and $0.3 million for directors’ fees expense, respectively.  As of November 30, 2011, $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2011, we had not issued any common stock to our directors as compensation for their services.

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

On November 12, 2010, we declared a dividend of $4.40 per share payable on December 29, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.  Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock.

On November 15, 2011, we declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.  Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended November 30, 2011 and November 30, 2010 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Basic and diluted
Net increase in net assets from operations	$6,213	$3,310	$10,195	$12,665
Weighted average common shares outstanding	3,310,021	2,752,914	3,287,979	2,162,832
Earnings per common share-basic and diluted	$1.88	$1.20	$3.10	$5.86

Note 11. Dividend

On November 15, 2011, we declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.

Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock, or 18% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011. The financial statements for the period ended November 30, 2011 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

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

The following tables summarize dividends declared during the nine months ended November 30, 2011 and November 30, 2010 (dollars in thousands except per share amounts):

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	$9,831

Total dividends declared			$3.00	$9,831

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	$11,796

Total dividends declared			$4.40	$11,796

*      Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2011 and November 30, 2010:

	November 30, 2011	November 30, 2010
Per share data:(4)
Net asset value at beginning of period	$26.26	$32.75
Net investment income(1)	1.25	2.04
Net realized and unrealized gains and losses on investments and derivatives	1.84	3.81
Net increase in net assets from operations	3.09	5.85
Distributions declared from net investment income	(3.00)	(4.40)
Other (4)	(2.03)	(9.25)
Net asset value at end of period	$24.32	$24.95
Net assets at end of period	$94,299,732	$81,777,889
Shares outstanding at end of period	3,876,661	3,277,077
Per share market value at end of period	$12.35	$17.58
Total return based on market value(2)	(25.80)%	14.38%
Total return based on net asset value(3)	13.80%	(4.84)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)(6)	6.04%	2.94%
Ratio of operating expenses to average net assets(5)(6)	6.03%	14.10%
Ratio of incentive management fees to average net assets(6)	1.23%	2.26%
Ratio of credit facility related expenses to average net assets(6)	1.45%	4.22%
Ratio of total expenses to average net assets(5)(6)	8.71%	18.32%

(1)           Net investment income per share is calculated using the weighted average shares outstanding during the period.  For the nine months ended November 30, 2010, excluding the expense waiver and reimbursement arrangement, the net investment income equals $0.70 per share.

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

(5)           For the nine months ended November 30, 2010, net of the expense waiver before the reversal of deferred incentive fee, the ratio of net investment income, operating expenses, total expenses to average net assets is 3.44%, 13.60% and 17.82%, respectively.  These ratios for the nine months ended November 30, 2010, net of the expense waiver before the reversal of deferred incentive fee, do not include the effect of the waiver of deferred incentive fees which is (3.83)% on a non-annualized basis as this is a one time waiver.

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

Note 14. Related Party Transactions

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

In November 2011, we and Saratoga CLO sought to purchase a $5.0 million and $3.0 million, respectively, investment in the same portfolio company from an unaffiliated third-party. However, due to certain limitations relating to the investment, we were required to acquire the entire investment and then to subsequently transfer the $3.0 million portion thereof to Saratoga CLO. As a result, on November 30, 2011, we acquired the entire investment from an unaffiliated third-party and transferred the $3.0 million portion thereof to Saratoga CLO on December 1, 2011 in exchange for $3.0 million in cash. The financial account entitled “Other Assets” on the consolidated statement of assets and liabilities includes the $3.0 million portion of this investment that was transferred to Saratoga CLO subsequent to November 30, 2011.

Note 15. Subsequent Events

On December 30, 2011, we paid a dividend of $3.00 per share to shareholders of record as of the close of business on November 25, 2011. Shareholders had until December 22, 2011 to elect whether to receive the dividend in cash (up to an aggregate maximum cash amount of approximately $2.0 million or approximately 20.0% of the total dividend paid) or in shares of common stock. Due to the original terms of the dividend, shareholders who elected to receive cash received a combination of cash and common stock.

Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011. As previously mentioned in Note 11, the financial statements for the period ended November 30, 2011 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend.

Shareholders who elected to receive the dividend solely in shares of common stock and shareholders who did not make an election received 0.23 shares of common stock for each share of common stock they owned on the record date. Holders of approximately 66.1% of the Company’s common stock elected to receive only stock or did not make an election.

Shareholders electing to receive the dividend in all cash, received cash in the amount of $1.7720718 per share or 59.1% of the $3.00 dividend and 0.09 shares of common stock or 40.9% of the total dividend for each share of common stock they owned on the record date. Cash in lieu of fractional shares was issued.

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

As of November 30, 2011, our portfolio consisted of $85.4 million in investments at fair value, including our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD. (“Saratoga CLO”), a collateralized loan obligation fund we manage, which constituted 25.4% of our total assets and, as of November 30, 2011, had a fair value of $25.4 million.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview(1)

	At November 30, 2011	At February 28, 2011
	($ in millions)
Number of investments	32	34
Number of portfolio companies	21	24
Average investment size	$1.9	$1.7
Weighted average maturity	3.0 years	3.1 years
Number of industries	14	16
Average investment per portfolio company	$2.9	$2.5
Non-Performing or delinquent investments	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)	$9.4 (17.3)%	$9.4 (18.6)%
Weighted average current coupon	13.9%	13.8%
Floating rate debt (% of interest bearing portfolio)	$44.6 (82.7)%	$41.1 (81.4)%
Weighted average current spread over LIBOR	7.1%	5.6%

(1)          Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests which, as of November 30, 2011, constituted 25.4% of our total assets.

During the three months ended November 30, 2011, we made $11.4 million of investments in new or existing portfolio companies, had $18.4 million in aggregate amount of exits and repayments, resulting in net repayments of $7.0 million for the period. During the three months ended November 30, 2010, we made $1.6 million of investments in new or existing portfolio companies, had $6.7 million in aggregate amount of exits and repayments, resulting in net repayments of $5.1 million for the period.

During the nine months ended November 30, 2011, we made $28.9 million of investments in new or existing portfolio companies, had $31.9 million in aggregate amount of exits and repayments, resulting in net repayments of $3.0 million for the period. During the nine months ended November 30, 2010, we made $1.6 million investments in new or existing portfolio companies and had $9.5 million in aggregate amount of exits and repayments, resulting in net repayments of $7.9 million for the period.

Our portfolio composition based on fair value at November 30, 2011 and February 28, 2011 was as follows:

Portfolio Composition

	At November 30, 2011		At February 28, 2011
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	42.0%	10.7%	23.1%	9.5%
Saratoga CLO subordinated notes	29.7	22.7	28.4	15.8
Second lien term loans	10.3	10.7	25.3	10.1
Senior secured notes	8.7	18.3	12.4	15.9
Equity interests	7.0	N/A	8.4	N/A
Unsecured notes	2.3	19.1	2.4	13.8
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	14.4%	100.0%	11.5%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2011 and February 28, 2011, was composed of $389.5 million and $410.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 28, 2011 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this quarterly report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2011, over 98% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 28, 2011, 97.0% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and three Saratoga CLO portfolio investments were in default.

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

The CMR distribution of our investments at November 30, 2011 and February 28, 2011 was as follows:

Portfolio CMR Distribution

	At November 30, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
N/A(1)	$31,372	36.7%	$29,467	36.8%
Green	31,333	36.7	10,900	13.6
Yellow	16,944	19.9	14,998	18.8
Red	5,730	6.7	24,660	30.8
Total	$85,379	100.0%	$80,025	100.0%

(1)          Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests, and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at November 30, 2011 and February 28, 2011.

Portfolio composition by industry grouping at fair value

	At November 30, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$25,375	29.7%	$22,732	28.4%
Logistics	11,185	13.1	2,499	3.1
Electronics	8,765	10.3	8,634	10.8
Consumer Products	7,749	9.1	10,249	12.8
Metals	6,671	7.8	4,231	5.3
Consumer Services	5,490	6.4	245	0.3
Healthcare Services	4,814	5.6	8,014	10.0
Publishing	4,724	5.5	5,855	7.3
Aerospace	3,500	4.1	—	—
Environmental	2,353	2.8	2,952	3.7
Financial Services	1,652	1.9	1,710	2.2
Food and Beverage	1,436	1.7	1,546	1.9
Homebuilding	735	0.9	816	1.0
Education	717	0.8	259	0.3
Building Products	213	0.3	155	0.2
Manufacturing	—	—	7,358	9.2
Packaging	—	—	2,453	3.1
Oil & Gas	—	—	317	0.4
Total	$85,379	100.0%	$80,025	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at November 30, 2011 and February 28, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At November 30, 2011		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands )
Other(1)	$25,375	29.7%	$22,732	28.4%
West	22,376	26.2	16,332	20.4
Southeast	16,176	19.0	7,815	9.8
Midwest	15,435	18.1	18,490	23.1
Northeast	6,017	7.0	12,203	15.2
International	—	—	2,453	3.1
Total	$85,379	100.0%	$80,025	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended November 30, 2011 and 2010 are as follows;

	For the three months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Total investment income	$3,629	$5,092
Total expenses, net	2,805	3,157
Net investment income	824	1,935
Net realized losses	(5,832)	(13,731)
Net unrealized gains	11,221	15,106
Net increase in net assets resulting from operations	$6,213	$3,310

	For the nine months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Total investment income	$10,065	$11,015
Total expenses, net	5,942	6,596
Net investment income	4,123	4,419
Net realized losses	(5,840)	(16,280)
Net unrealized gains	11,912	24,526
Net increase in net assets resulting from operations	$10,195	$12,665

Investment income

The composition of our investment income for the three and nine months ended November 30, 2011 and 2010 was as follows:

Investment Income

	For the three months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Interest from investments	$3,033	$4,581
Management fee income from Saratoga CLO	502	509
Interest from cash and cash equivalents and other income	94	2
Total	$3,629	$5,092

	For the nine months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Interest from investments	$8,307	$9,417
Management fee income from Saratoga CLO	1,512	1,523
Interest from cash and cash equivalents and other income	246	75
Total	$10,065	$11,015

For the three months ended November 30, 2011, total investment income decreased $1.5 million, or 28.7%, compared to the three months ended November 30, 2010. The decrease in total investment income for the three months ended November 30, 2011 versus the three months ended November 30, 2010 was the result of a one-time reversal of previously reserved accrued interest on one investment that was taken off of non-accrual status during the three months ended November 30, 2010 partially, offset by higher interest income recognized on our investment in Saratoga CLO during the three months ended November 30, 2011.

For the nine months ended November 30, 2011, total investment income decreased $1.0 million, or 8.6%, compared to the nine months ended November 30, 2010. The decrease in total investment income for the nine months ended November 30, 2011 versus the nine months ended November 30, 2010 was the result of a one-time reversal of previously reserved accrued interest on one investment that was taken off of non-accrual status during the nine months ended November 30, 2010 partially, offset by higher interest income recognized on our other investments during the nine months ended November 30, 2011.

For the three and nine months ended November 30, 2011, total PIK income was $0.3 million and $1.2 million, respectively. For the three and nine months ended November 30, 2010, total PIK income was $0.3 million and $0.9 million, respectively.

Operating Expenses

The composition of our operating expenses for the three and nine months ended November 30, 2011 and 2010 was as follows:

Operating Expenses

	For the three months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Interest and credit facility expense	$307	$619
Base management fees	394	424
Professional fees	356	381
Incentive management fees	1,179	1,173
Administrator expenses	250	240
Insurance expenses	145	171
Directors fees	51	48
General and administrative and other expenses	123	101
Total operating expenses before manager waiver and reimbursement	$2,805	$3,157

	For the nine months ended
	November 30, 2011	November 30, 2010
	($ in thousands)
Interest and credit facility expense	$987	$2,188
Base management fees	1,204	1,259
Professional fees	1,282	3,138
Incentive management fees	842	1,173
Administrator expenses	730	569
Insurance expenses	449	537
Directors fees	153	321
General and administrative and other expenses	295	306
Total operating expenses before manager waiver and reimbursement	$5,942	$9,491

For the three months ended November 30, 2011, total operating expenses before manager expense waiver and reimbursement decreased $0.4 million, or 11.1%, compared to the three months ended November 30, 2010.  For the nine months ended November 30, 2011, total operating expenses before manager expense waiver and reimbursement decreased $3.5 million, or 37.4%, compared to the nine months ended November 30, 2010.  These decreases were primarily attributable to a decrease in professional fees related to the recapitalization transaction described in “Note 13. Recapitalization Transaction”, a decrease in interest and credit facility expense attributable to a decrease in the amount of our outstanding debt and a decrease of incentive management fees relating to unrealized appreciation in our investments.

As discussed above, the decrease in interest and credit facility expense for the three and nine months ended November 30, 2011 is primarily attributable to a decrease in the amount of outstanding debt, during such periods. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $4.5 million at February 28, 2011 and no outstanding balance at November 30, 2011.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Deutsche Bank of $37.0 million at February 28, 2010 and $33.8 million at May 31, 2010, which were repaid on July 30, 2010 in connection with the recapitalization transaction, including through the use of $20 million of borrowings under the senior secured revolving credit facility with Madison Capital Funding.  For three months ended November 30, 2011, there was no outstanding indebtedness.  For the three months ended November 30, 2010, the weighted average interest rate on our outstanding indebtedness was 7.5%. For the nine months ended November 30, 2011 and November 30, 2010, the weighted average interest rate on our outstanding indebtedness was 7.50% and 8.72%, respectively.

Net Realized Gains/Losses from Investments

For the three months ended November 30, 2011, we had $18.4 million of sales, repayments, exits and restructurings, resulting in $5.8 million of net realized losses.  The most significant realized gains and losses during the three months ended November 30, 2011 were as follows:

Three months ended November 30, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Energy Alloys, LLC	Warrants	$342	$—	$342
Grant U.S. Holdings LLP	Second Lien Term Loan	—	6,348	(6,348)
Specialized Technology Resources	Second Lien Term Loan	5,000	4,852	148

For the nine months ended November 30, 2011, we had $31.9 million of sales, repayments, exits and restructurings resulting in $5.8 million of net realized losses.  The most significant realized gains and losses during the nine months ended November 30, 2011 were as follows:

Nine months ended November 30, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Energy Alloys, LLC	Warrants	$342	$—	$342
Grant U.S. Holdings LLP	Second Lien Term Loan	—	6,348	(6,348)
Specialized Technology Resources	Second Lien Term Loan	5,000	4,852	148
Targus Holdings, Inc.	First Lien Term Loan	3,205	3,109	96

For the three months ended November 30, 2010, we had $20.4 million of sales, repayments, exits and restructurings, resulting in $13.7 million of net realized losses.

Three months ended November 30, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Bankruptcy Management Solution, Inc.	Second Lien Term Loan	$2,406	$4,793	$(2,387)
Jason Incorporated	Unsecured Notes	2,354	13,700	(11,346)

For the nine months ended November 30, 2010, we had $23.2 million of sales, repayments, exits or restructurings resulting in $16.3 million of net realized losses.

Nine months ended November 30, 2010

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Custom Direct, Inc.	First Lien Term Loan	$1,832	$1,535	$297
Legacy Cabinets, Inc.	Second Lien Term Loan	139	2,002	(1,863)
Legacy Cabinets, Inc.	First Lien Term Loan	502	1,496	(994)
Bankruptcy Management Solution, Inc.	Second Lien Term Loan	2,406	4,793	(2,387)
Jason Incorporated	Unsecured Notes	2,354	13,700	(11,346)

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended November 30, 2011, our investments had a decrease in net unrealized depreciation of $11.2 million versus a decrease in net unrealized depreciation of $15.1 million for the three months ended November 30, 2010. For the nine months ended November 30, 2011, our investments had a decrease in net unrealized depreciation of $11.9 million versus a decrease in net unrealized depreciation of $24.5 million for the nine months ended November 30, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2011 were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation/(Depreciation)	Appreciation/(Depreciation)
			($ in thousands)
Pracs Institute, LTD.	Second Lien Term Loan	$4,078	$—	$(4,078)	$(3,023)
Penton Media	First Lien Term Loan	4,229	2,947	(1,282)	(1,192)
Saratoga CLO	Other/Structured Finance Securities	24,363	25,375	1,012	5,645

The increase in unrealized depreciation in our investments in Pracs Institute, LTD. and Penton Media were due to declining prospects for the companies.  The $5.6 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and an improvement in reinvestment assumptions based on current market conditions and projections) and a lower discount rate used to present value the cash flows based on current market conditions.

For the three months ended November 30, 2010, our investments had a decrease in net unrealized depreciation of $15.1 million. For the nine months ended November 30, 2010, our investments had a decrease in net unrealized depreciation of $24.5 million. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2010, were the following:

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation/(Depreciation)	Appreciation/(Depreciation)
			($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$28,415	$23,038	$(5,377)	$7,158
Targus Holdings, Inc.	Common Stock	567	2,852	2,285	2,614

The $7.2 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections based on an increase in principal balance and an improvement in the overcollateralization ratios, a decrease in the assumed portfolio default rate (based on better than forecast actual default rates and improved default forecasts), and an improvement in reinvestment assumptions based on current market conditions and projections. In addition, for the nine months ended November 30, 2010, we had approximately $24.5 million of unrealized gains due to the reversal of previously recorded unrealized losses in connection with the restructurings of certain investments, including approximately $12.0 million relating to Jason Incorporated, $2.8 million related to Legacy Cabinets, Inc. and $0.6 million related to Terphane Holdings, Inc.

Net Unrealized Appreciation/Depreciation on Derivatives

For the three months ended November 30, 2011, changes in the value of our interest rate caps resulted in unrealized appreciation of $166 versus an unrealized depreciation of $1,366 for the three months ended November 30, 2010. For the nine months ended November 30, 2011, changes in the value of our interest rate caps resulted in unrealized depreciation of $15,108 versus an unrealized depreciation of $19,797 for the nine months ended November 30, 2010. For a more detailed discussion of the interest rate caps, see “Note 7. Interest Rate Cap Agreements” to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Changes in Net Assets from Operations

For the three months ended November 30, 2011, we recorded a net increase in net assets resulting from operations of $6.2 million versus a net increase in net assets resulting from operations of $3.3 million for the three months ended November 30, 2010. The difference is attributable to an decrease in net realized loss from investments, partially offset by a decrease in net investment income and a decrease in net unrealized appreciation on investments for the three months ended November 30, 2011, as compared to the same period in the prior year. Based on 3,310,021 and 2,752,914 weighted average common shares outstanding for the three months ended November 30, 2011 and November 30, 2010, respectively, our per share net increase in net assets resulting from operations was $1.88 for the three months ended November 30, 2011 versus a per share net increase in net assets from operations of $1.20 for the three months ended November 30, 2010.

For the nine months ended November 30, 2011, we recorded a net increase in net assets resulting from operations of $10.2 million versus a net increase in net assets resulting from operations of $12.7 million for the nine months ended November 30, 2010. The difference is attributable to a decrease in net unrealized appreciation on investments, partially offset by a decrease in net realized loss from investments for the nine months ended November 30, 2011, as compared to the same period in the prior year.  Based on 3,287,979 and 2,162,832 weighted average common shares outstanding for the nine months ended November 30, 2011 and November 30, 2010, respectively, our per share net increase in net assets resulting from operations was $3.10 for the nine months ended November 30, 2011 versus a per share net increase in net assets from operations of $5.86 for the nine months ended November 30, 2010.

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

At November 30, 2011 and February 28, 2011, we had $0.0 million and $4.5 million, respectively, in borrowings under the Revolving Facility versus $37.0 million in borrowings at February 28, 2010.

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

Interest Rate and Fees.    Under the Replacement Facility, funds are borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At our option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, we will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Replacement Facility.

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

Operating Expenses.    The priority of payments provision of the Replacement Facility provides for the payment of certain of our operating expenses out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5% or the percentage increase in the fair market value of all of our assets only on the first monthly payment date to occur after each one-

year anniversary following the closing of the Replacement Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

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

As of November 30, 2011, we had no outstanding borrowings under the Replacement Facility and were in compliance with the asset coverage test under the 1940 Act.

Our asset coverage ratio, as defined in the 1940 Act, was 2,013% as of February 28, 2011.

At November 30, 2011 and February 28, 2011, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At November 30, 2011		At February 28, 2011
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$7,942	8.4%	$10,736	11.3%
Cash and cash equivalents, securitization accounts	834	0.9	4,370	4.6
First lien term loans	35,829	38.0	18,475	19.4
Second lien term loans	8,817	9.4	20,276	21.3
Senior secured notes	7,406	7.9	9,892	10.4
Unsecured notes	1,956	2.1	1,915	2.0
Structured finance securities	25,375	26.9	22,732	23.9
Common stock	5,996	6.4	6,735	7.1
Other/limited partnership interests	—	—	—	—
Total	$94,155	100.0%	$95,131	100.0%

On November 15, 2011, our board of directors declared a dividend of $3.00 per share payable on December 30, 2011, to common stockholders of record on November 25, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.0 million or $0.60 per share.

Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

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

Finally, we are considering other measures to help ensure adequate liquidity, including the formation and operation of a Small Business Investment Company (“SBIC”) subsidiary.

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

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the continued instability in the financial markets and the weak U.S. economy.

Contractual Obligations

There were no payment obligations for repayment of debt and other contractual obligations at November 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

At November 30, 2011 and February 28, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

SARATOGA INVESTMENT CORP.

Date: January 12, 2012	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary