Form 10-K
period 2012-02-29
SARATOGA INVESTMENT CORP.
filed 2012-05-23
CIK 1377936

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2011 was approximately $39.4 million based upon a closing price of $16.69 reported for such date by the New York Stock Exchange.

         The number of outstanding common shares of the registrant as of May 23, 2012 was 3,876,661.

         DOCUMENTS INCORPORATED BY REFERENCE

         None.

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

PART I

ITEM 1.    BUSINESS

General

        We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

        As of February 29, 2012, we had net assets of $97.4 million and investments in 21 portfolio companies and an investment in all of the subordinated notes in one collateralized loan obligation fund with fair value of $25.8 million. The weighted average yield on all of our debt investments, including our investment in the subordinated notes in the collateralized loan obligation fund, as of February 29, 2012 was approximately 12.4%. As of February 29, 2012, we held equity investments consisting of common stock, limited partnership interests and warrants to purchase common stock or other equity interests in our portfolio companies with an aggregate fair value of $5.7 million.

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

        We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

        In addition, we have a wholly-owned subsidiary that is licensed as a small business investment company ("SBIC") and regulated by the Small Business Administration ("SBA"). See "Item 1. Business—Regulation—Small Business Investment Company Regulations." The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We applied for exemptive relief from the Securities and Exchange Commission ("SEC") to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.

        If we receive this exemptive relief from the SEC, we will have increased capacity to fund up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur.

Corporate History and Information

        We commenced operations on March 23, 2007 as GSC Investment Corp. and completed an initial public offering ("IPO") of shares of our common stock on March 28, 2007. From the date we commenced operations until July 30, 2010, we were managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, we engaged Saratoga Investment Advisors to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

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

        On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received an SBIC license from the SBA.

        Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

        Our investment adviser is led by five principals, Christian L. Oberbeck, Michael J. Grisius, Richard A. Petrocelli, Thomas V. Inglesby, and Charles G. Phillips, who collectively have over 80 years of experience in leveraged finance. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 27-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

        We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

        We have entered into an investment advisory and management agreement with Saratoga Investment Advisors. The initial term of the investment advisory and management agreement is for two years from its effective date of July 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. Pursuant to the investment advisory and management agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.

        Saratoga Investment Advisors has formed an investment committee to advise and consult with its senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the collective experience of the investment committee members across a variety of fixed income asset classes will benefit us. The investment committee must unanimously approve all investments in excess of $5 million made by us. In addition, all sales of our investments must be approved by three out of four investment committee members. The current members of the investment committee are Messrs. Oberbeck, Grisius, Petrocelli, Inglesby, and Phillips.

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

        We have also entered into a separate administration agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The administration agreement has an initial term of two years from its effective date of July 30, 2010, with automatic one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. Under the administration agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the administration agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors' overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the administration agreement. The amount payable to Saratoga Investment Advisors under the administration agreement is currently capped at $1 million for each annual term of the agreement.

Investments

        Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated. As part of our long-term strategy, we also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. For purposes of this Annual Report, we generally use the term "middle market" to refer to companies with annual EBITDA of between $5 million and $50 million. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations.

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

        In some cases, our debt investments may provide for a portion of the interest payable to be paid-in-kind interest ("PIK"). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

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

  Opportunistic Investments

        Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation funds and debt of middle market companies located outside the United States. In January 2008, we purchased for $30 million all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007 LTD., ("Saratoga CLO"), a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 29, 2012, the Saratoga CLO portfolio consisted of $380.2 million in aggregate principal amount of primarily senior secured first lien term loans in 147 obligors with an average obligor exposure of $2.7 million and $17.8 million in uninvested cash. The weighted average maturity of the portfolio is 4.7 years.

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

        Our investment adviser's investment process generally includes the following steps:

  •
  Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is fully analyzed.

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

  •
  Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $5 million made by us. In addition, all sales of our investments must be approved by four out of five investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, Richard A. Petrocelli, Thomas V. Inglesby, and Charles G. Phillips.

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

        In addition, limitations on asset sales and capital expenditures should prevent a company from changing the nature of its business or capitalization without our consent.

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

  Valuation process

        We carry our investments at fair value, as approved in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and, if our board or audit committee so request, a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

        Our investment in the subordinated notes of Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for Saratoga CLO's valuation. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows from our investment in Saratoga CLO) to perform a discounted cash flows analysis on expected future cash flows from our investment in Saratoga CLO to determine a valuation for the subordinated notes of Saratoga CLO held by us.

        We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

  •
  each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

  •
  an independent valuation firm engaged by our board of directors independently values at least one quarter of our investments each quarter so that the valuation of each investment for which market quotes are not readily available is independently valued by an independent valuation firm at least annually.

        In addition, all our investments are subject to the following valuation process:

  •
  the audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

  •
  our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (if applicable) and audit committee.

        Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

Distributions

        Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have only paid three dividend distributions (December 2011, 2010 and 2009) to our stockholders since such time.

        In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2011 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2012 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2012, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

        We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Competition

        Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial, investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, please see Part I, Item 1A, "Risk Factors—We operate in a highly competitive market for investment opportunities."

Staffing

        We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the investment advisory and management agreement and the administration agreement. For a discussion of the investment advisory and management agreement, see "Business—Investment Advisory and Management Agreement" below. We reimburse Saratoga Investment Advisors for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. For a discussion of the administration agreement, see "Business—Administration Agreement" below.

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

        The incentive fee has the following two parts:

          The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock or debt security, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, is compared to a "hurdle rate" of 1.875% per quarter (7.5% annualized), subject to a "catch up" provision. The base management fee is calculated prior to giving effect to the payment of any incentive fees.

          We pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each fiscal quarter as follows: (A) no incentive fee in any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate; (B) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to Saratoga Investment Advisors; and (C) 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). We refer to the amount specified in clause (B) as the "catch-up." The "catch-up" provision is intended to provide Saratoga Investment Advisors with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, Saratoga Investment Advisors was only entitled to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision. These calculations are appropriately pro-rated when such calculations are applicable for any period of less than three months.

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

Incentive Fee	=	(100% × (pre-incentive fee net investment income-1.875%)
	=	100% (2.2325%-1.875%)
	=	100% (0.3575%)
	=	0.3575%

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

  Alternative 3

  Additional Assumptions

  •
  Investment income (including interest, dividends, fees, etc.) = 3.5%

  •
  Pre-Incentive Fee Net Investment Income (investment income-(management fee + other expenses) = 2.7325%

        Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100% × pre-incentive fee net investment income (subject to "catch-up")(4)
Incentive fee	=	100% × "catch-up" + (20% × (Pre-incentive fee net investment income-2.344%))
Catch up	=	2.344%-1.875%
	=	0.469%
Incentive fee	=	(100% × 0.469%) + (20% × (2.7325%-2.344%))
	=	0.469% + (20% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

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

        We bear all costs and expenses of our operations and transactions, including those relating to:

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

  •
  costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

  •
  costs of any reports, proxy statements or other notices to common stockholders including printing costs;

  •
  our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

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

  Duration and Termination

        The investment advisory and management agreement will remain in effect continuously, unless terminated under the termination provisions of the agreement. The investment advisory and management agreement provides that it may be terminated at any time, without the payment of any penalty, upon 60 days written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by Saratoga Investment Advisors.

        The investment advisory and management agreement will, unless terminated as described above, continue until the second anniversary of its July 30, 2010 effective date and will continue in effect from year to year thereafter so long as it is approved at least annually by (i) the vote of the board of directors, or by the vote of stockholders holding a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not parties to the investment advisory and management agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to such agreement, in accordance with the requirements of the 1940 Act.

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

  Organization of the Investment Adviser

        Saratoga Investment Advisors is registered as an investment adviser under the Investment Advisers Act of 1940. The principal executive offices of Saratoga Investment Advisors are located at 535 Madison Avenue, New York, New York 10022.

Administration Agreement

        Pursuant to a separate administration agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. The administration agreement has an initial two year term commencing on July 30, 2010. Under the administration agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement equal an amount based upon our allocable portion of our administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the administration agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The amount payable under the administration agreement is currently capped at $1.0 million for each annual term of the agreement. The administration agreement may be terminated by either party without penalty upon 60 days written notice to the other party.

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

Business Development Company Regulations

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

        Anti-Takeover Measures:    Saratoga Investment Advisors will evaluate, on a case-by-case basis, any proposals regarding anti-takeover measures to determine the likely effect on stockholder value dilution.

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

Small Business Investment Company Regulations

        On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received an SBIC license from the SBA.

        The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

        SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to "smaller" concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

        SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of May 23, 2012, our SBIC subsidiary had $25 million in regulatory capital and no SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a "change of control" or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

        Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary's assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

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

        Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique and involves risks and special considerations for stockholders, including:

  •
  Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements under lending agreements that are more stringent than those imposed by the 1940 Act;

  •
  The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants or to pay interest or dividends on the leverage;

  •
  Increased operating expenses due to the cost of leverage, including issuance and servicing costs; and

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

Substantially all of our assets are subject to security interests under our senior secured revolving credit facility with Madison Capital Funding, or claims of the SBA with respect to SBA-guaranteed debentures we may issue and if we default on our obligations thereunder, we may suffer adverse consequences, including Madison Capital Funding and/or the SBA foreclosing on our assets.

        Substantially all of our assets are pledged as collateral under our senior secured revolving credit facility with Madison Capital Funding or will be subject to a superior claim over our stockholders by the SBA once we have issued SBA-guaranteed debentures. If we default on our obligations under this facility, or upon their issuance, SBA-guaranteed debentures, Madison Capital Funding may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

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

        Our executive officers and directors, and the members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Christian L. Oberbeck, our chief executive officer and managing member of our investment adviser, is the managing partner of Saratoga Partners, a middle market private equity investment firm. In addition, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser will face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and investment adviser, and the members of our investment adviser.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

        We may distribute taxable dividends that are payable in part in our stock. For example, on November 15, 2011, our board of directors declared a dividend of $3.00 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

        Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.

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

The agreement governing our senior secured revolving credit facility with Madison Capital Funding contains various covenants that, among other things, limits our discretion in operating our business and provides for certain minimum financial covenants.

        We have entered into a senior secured revolving credit facility with Madison Capital Funding. The agreement governing this facility contains customary default provisions such as the termination or departure of either Messrs. Oberbeck, Petrocelli or Grisius, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

        Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the facility at any particular time or at all.

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

        The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under the senior secured revolving credit facility we have with Madison Capital Funding that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. In such case, if we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

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

        For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, we may on occasion hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest ("PIK") or, in certain cases, increasing interest rates or issued with warrants) and we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. For the year ended February 29, 2012, we received PIK income of $1.4 million. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

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

        We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or investment adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we make in private middle market companies. We compete with other BDCs, public and private funds (including SBICs), commercial and investment banks, commercial financing companies, insurance companies, high-yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments that could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objective.

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

        General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our common stock.

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

Substantially all of our portfolio investments are recorded at fair value as approved in good faith by our board of directors; such valuations are inherently uncertain and may be materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

        A large percentage of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as approved in good faith by our board of directors. Where appropriate, Saratoga Investment Advisers may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

        Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities if we are in possession of material non-public information relating to the issuer.

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

        At February 29, 2012, our investment in the subordinated notes of GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund, had a fair value of $25.8 million and constituted 27.1% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2012, was composed of $380.2 million in aggregate principal amount of primarily senior secured first lien term loans and $17.8 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of GSC Investment Corp. CLO 2007 LTD decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of GSC Investment Corp. CLO 2007 LTD. and interest on the debt issued by GSC Investment Corp. CLO 2007 LTD. before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of GSC Investment Corp. CLO 2007 LTD. and for reinvestment or repayment of GSC Investment Corp. CLO 2007 LTD. debt before paying a return on, or repayment of, the subordinated notes. In addition, 80% of our fixed management fee and 100% our incentive management fee for acting as the collateral manager of GSC Investment Corp. CLO 2007 LTD. is subordinated to the payment of interest and principal on GSC Investment Corp. CLO 2007 LTD. debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

        Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debtor ranking equally with our investments, we would have to share on an equal basis any distributions with other holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

        Substantially all of our debt investments hold a non-investment grade rating by one or more rating agencies or, where not rated by any rating agency, would be below investment grade, if rated. A below investment grade rating means that, in the rating agency's view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We also invest in debt that defers or pays PIK interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

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

  •
  changes in regulatory policies, accounting pronouncements or tax rules, particularly with respect to RICs, BDCs or SBICs;

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

        As permitted by Maryland law, our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our common stock. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our board of directors at any time in the future, subject to obtaining confirmation from the SEC that it does not object to us being subject to the Maryland Control Share Acquisition Act.

We have no prior experience managing an SBIC and any failure to comply with SBA regulations, resulting from our lack of experience or otherwise, could have an adverse effect on our operations.

        On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and is regulated by the SBA.

        The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.

        Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary. We do not have any prior experience managing an SBIC. Our lack of experience in complying with SBA regulations may hinder our ability to take advantage of our SBIC subsidiary's access to SBA-guaranteed debentures.

        Any failure to comply with SBA regulations could have an adverse effect on our operations.

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

        If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

        Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

        Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States from "AAA" to "AA+" in August 2011. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Item 4.    Mine Safety Disclosures

        None.

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

Year ended February 28, 2011	NAV(1)	High	Low
First Quarter	$34.32	$25.50	$17.00
Second Quarter	$29.71	$20.40	$14.40
Third Quarter	$24.95	$22.66	$17.14
Fourth Quarter	$26.26	$21.68	$17.23

Year ended February 29, 2012	NAV(1)	High	Low
First Quarter	$27.48	$18.26	$16.69
Second Quarter	$28.01	$17.26	$13.58
Third Quarter	$24.32	$13.82	$12.35
Fourth Quarter	$25.12	$16.15	$12.07

		Price Range
Year ended February 28, 2013	NAV(1)	High	Low
First Quarter through May 7, 2012	*	18.25	15.15

*
Not determinable at the time of filing.

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

Holders

        The last reported price for our common stock on May 7, 2012 was $17.85 per share. As of May 7, 2012, there were 24 holders of record of our common stock.

Dividend Policy

        The following table summaries our dividends or distributions declared during fiscal 2009, 2010, 2011 and 2012:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total Dividends Declared for Fiscal 2011			$4.40

November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total Dividends Declared for Fiscal 2012			$3.00

(1)
This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

        Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have made three dividend distributions (in December 2011, 2010 and 2009) to our stockholders since such time. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or that violate our debt covenants.

        Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders' interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors determined to pay a 20% cash and 80% stock dividend with respect to a significant portion of our taxable income for our 2012 fiscal year in accordance with certain IRS private letter rulings. For more detailed information about this dividend, please see the discussion below.

        In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2011 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2012 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2012, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

        We maintain an "opt out" dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

        Pursuant to a revenue procedure (Revenue Procedure 2010-12), or the Revenue Procedure, issued by the Internal Revenue Service, or IRS, the IRS indicated that it would treat distributions from certain publicly traded RICs (including BDCs) that were paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure required that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elected to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder's distribution in cash). This Revenue Procedure applied to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

        Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 29, 2012, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20% of the aggregate declared distribution.

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

Performance Graph

        The following graph compares the return on our common stock with that of the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 29, 2012. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor's 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

        Not applicable.

Issuer purchases of equity securities

        We did not purchase any shares of our common stock in the open market during the year ended February 29, 2012.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended February 29, 2012, February 28, 2011, 2010, 2009 and February 29, 2008 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SARATOGA INVESTMENT CORP.
SELECTED FINANCIAL DATA
(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Income Statement Data:
Interest and related portfolio income:
Interest	$11,262	$12,050	$13,324	$21,142	$20,744
Management fee and other income	2,250	2,123	2,293	2,245	642

Total interest and related portfolio income	13,512	14,173	15,617	23,387	21,386

Expenses:
Interest and credit facility financing expenses	1,298	2,612	4,096	2,605	5,031
Base management and incentive management fees(1)	2,875	3,514	2,278	4,432	3,650
Administrator expenses	1,000	810	671	961	892
Administrative and other	2,638	4,882	3,502	2,433	2,766
Expense reimbursement	—	(2,894)	(671)	(1,010)	(1,789)

Total operating expenses after reimbursements	7,811	8,924	9,876	9,421	10,550

Net investment income before income taxes	5,701	5,249	5,741	13,966	10,836
Income tax expenses, including excise tax	—	—	(27)	(140)	(89)

Net investment income	5,701	5,249	5,714	13,826	10,747

Realized and unrealized gain (loss) on investments and derivatives
Net realized gain (loss)	(12,186)	(24,684)	(6,654)	(7,143)	3,908
Net change in unrealized gain (loss)	19,760	36,393	(9,523)	(27,998)	(20,106)

Total net gain (loss)	7,574	11,709	(16,177)	(35,141)	(16,198)

Net increase (decrease) in net assets resulting from operations	$13,275	$16,958	$(10,463)	$(21,315)	$(5,451)

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Per Share:
Earnings (loss) per common share—basic and diluted(2)	$3.87	$6.96	$(9.86)	$(25.70)	$(7.00)
Net investment income per share—basic and diluted(2)	$1.66	$2.15	$5.40	$16.70	$13.80
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$2.21	$4.81	$(15.20)	$(42.40)	$(20.80)
Dividends declared per common share(3)	$3.00	$4.40	$18.30	$10.30	$15.50
Statement of Assets and Liabilities Data:
Investment assets at fair value	$95,360	$80,025	$89,373	$118,912	$172,837
Total assets	125,491	98,769	96,935	130,662	192,842
Total debt outstanding	20,000	4,500	36,992	58,995	78,450
Stockholders' equity	97,380	86,071	55,478	68,014	97,869
Net asset value per common share	$25.12	$26.26	$32.70	$82.00	$118.00
Common shares outstanding at end of year	3,876,661	3,277,077	16,940,109	8,291,384	8,291,384
Other Data:
Investments funded	$38,679	$9,014	$—	$28,260	$314,003
Principal collections related to investment repayments or sales	$33,568	$31,975	$15,185	$49,195	$141,772
Number of investments at year end	33	34	41	45	46
Weighted average yield of income producing debt investments—Non-control/non-affiliate	11.88%	11.1%	9.6%	9.7%	10.7%
Weighted average yield on income producing debt investments—Control	20.17%	15.8%	8.3%	12.2%	8.2%

(1)
See note 6 in consolidated financial statements.

(2)
For the years ended February 29, 2012, and February 28, 2011, 2010, 2009 and February 29, 2008 amounts are calculated using weighted average common shares outstanding of 3,434,345, 2,437,577, 1,061,351, 829,138, and 776,196 respectively.

(3)
Based on 3.3 million common shares outstanding.

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

Overview

        We are a Maryland corporation that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, both through direct lending and through participation in loan syndicates. We may also invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. We have elected and qualified to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

  Corporate History and Recent Developments

        We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed an initial public offering of shares of common stock on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, we engaged Saratoga Investment Advisors ("SIA") to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

        As a result of the event of default under a revolving securitized credit facility with Deutsche Bank we previously had in place, the auditors of GSC Investment Corp. (now known as Saratoga Investment Corp.) included in their audit report dated May 27, 2010 that there was substantial doubt about GSC Investment Corp.'s ability to continue as a going concern. In light of the event of default under the revolving securitized credit facility, we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates and an assignment, assumption and novation agreement with Saratoga Investment Advisors, pursuant to which we assumed certain rights and obligations of Saratoga Investment Advisors under a debt commitment letter Saratoga Investment Advisors received from Madison Capital Funding LLC, indicating Madison Capital Funding's willingness to provide us with a $40 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

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

Critical Accounting Policies

  Basis of Presentation

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions affecting amounts reported in the Company's consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

        Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisers, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

        We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

  •
  Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

  •
  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

        In addition, all our investments are subject to the following valuation process:

  •
  The audit committee of our board of directors reviews each preliminary valuation and Saratoga Investment Advisors and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

  •
  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

        Our investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

  Revenue Recognition

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

Capital Gains Incentive Fee

        The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company's investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

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

        On January 22, 2008, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007 LTD., a collateralized loan obligation fund which we refer to as "Saratoga CLO," pursuant to which we act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO's assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%.

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

  •
  costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

  •
  costs of any reports, proxy statements or other notices to common stockholders including printing costs;

  •
  our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 29, 2012	At February 28, 2011	At February 28, 2010
	($ in millions)
Number of investments(2)	30	34	38
Number of portfolio companies(2)	21	24	27
Average investment size(2)	$2.3	$1.7	$1.9
Weighted average maturity(2)	3.0yrs	3.1yrs	2.5yrs
Number of industries(2)	15	16	19
Average investment per portfolio company(2)	$3.3	$2.5	$2.7
Non-performing or delinquent investments(2)	$0.0	$0.0	$18.5
Fixed rate debt (% of interest bearing portfolio)(1)	$18.7(29.3)%	$9.4(18.6)%	$33.0(46.9)%
Weighted average current coupon(1)	13.0%	13.8%	11.6%
Floating rate debt (% of interest bearing portfolio)(1)	$45.1(70.7)%	$41.1(81.4)%	$37.4(53.1)%
Weighted average current spread over LIBOR(1)	7.4%	5.6%	7.6%

(1)
Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks and limited partnership interests.

(2)
Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.

        During the fiscal year ended February 29, 2012, we made $38.7 million investments in new or existing portfolio companies and had $33.6 million in aggregate amount of exits and repayments resulting in net investments of $5.1 million for the year.

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

        Our portfolio composition at February 29, 2012, and February 28, 2011 and 2010 was as follows:

Portfolio composition

	At February 29, 2012		At February 28, 2011		At February 28, 2010
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	38.0%	10.1%	23.1%	9.5%	18.6%	8.6%
Second lien term loans	9.3	10.3	25.3	10.1	22.7	8.1
Senior secured notes	11.2	16.0	12.4	15.9	31.0	11.6
Senior unsecured loans	6.3	15.0	2.4	13.8	6.4	12.2
Unsecured notes	2.1	19.3	—	—	—	—
Saratoga CLO subordinated notes	27.1	20.2	28.4	15.8	18.7	8.3
Equity interests	6.0	N/A	8.4	N/A	2.6	N/A
Limited partnership interests	—	N/A	—	N/A	—	N/A

Total	100.0%	13.4%	100.0%	11.5%	100.0%	9.3%

        Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 29, 2012, and February 28, 2011 and 2010, was composed of $380.2, $410.2 and $387.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. ("Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility"). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 29, 2012 and February 28, 2011 and 2010, one, three and five Saratoga CLO portfolio investments were in default and 99.3% , 97.0% and 92.3%, respectively, of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow.

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

        The CMR distribution of our investments at February 29, 2012 and February 28, 2011 was as follows:

Portfolio CMR distribution

	At February 29, 2012		At February 28, 2011
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)		($ in thousands)
Green	$41,069	43.1%	$10,900	13.6%
Yellow	10,415	10.9	14,998	18.8
Red	12,340	12.9	24,660	30.8
N/A(1)	31,536	33.1	29,467	36.8

Total	$95,360	100.0%	$80,025	100.0%

(1)
Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and limited partnership interests.

Portfolio composition by industry grouping at fair value

        The following table shows the portfolio composition by industry grouping at fair value at February 29, 2012 and February 28, 2011.

	At February 29, 2012		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities(1)	$25,846	27.1%	$22,732	28.4%
Logistics	11,100	11.6	2,499	3.1
Electronics	8,914	9.3	8,634	10.8
Consumer Products	7,584	7.9	10,249	12.8
Metals	6,537	6.9	4,231	5.3
Manufacturing	6,000	6.3	7,358	9.2
Publishing	5,392	5.7	5,855	7.3
Consumer Services	5,388	5.7	245	0.3
Food and Beverage	5,249	5.5	1,546	1.9
Healthcare Services	4,824	5.1	8,014	10.0
Aerospace	3,500	3.7	—	—
Environmental	2,323	2.4	2,952	3.7
Financial Services	1,600	1.7	1,710	2.2
Education	592	0.6	259	0.3
Homebuilding	289	0.3	816	1.0
Building Products	222	0.2	155	0.2
Packaging	—	—	2,453	3.1
Oil and Gas	—	—	317	0.4

Total	$95,360	100.0%	$80,025	100.0%

(1)
Comprised of our investment in the subordinated notes of Saratoga CLO.

Portfolio composition by geographic location at fair value

        The following table shows the portfolio composition by geographic location at fair value at February 29, 2012 and February 28, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 29, 2012		At February 28, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Other(1)	25,846	27.1	22,732	28.4
West	21,615	22.7	16,332	20.4
Southeast	19,878	20.8	7,815	9.8
Midwest	15,451	16.2	18,490	23.1
Northeast	12,570	13.2	12,203	15.2
International	—	—	2,453	3.1

Total	$95,360	100.0%	$80,025	100.0%

(1)
Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

        Operating results for the years ended February 29, 2012, and February 28, 2011 and 2010 are as follows:

	For the Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	($ in thousands)
Total investment income	$13,512	$14,173	$15,617
Total expenses before waiver and reimbursement	7,811	11,819	10,547
Total expense waiver and reimbursement	—	(2,895)	(671)
Total expenses net of expense waiver and reimbursement	7,811	8,924	9,876

Net investment income before income taxes	5,701	5,249	5,741
Income tax expense, including excise tax	—	—	(27)

Net investment income	5,701	5,249	5,714
Net realized losses	(12,186)	(24,684)	(6,654)
Net unrealized gains (losses)	19,760	36,393	(9,523)

Net increase (decrease) in net assets resulting from operations	$13,275	$16,958	$(10,463)

  Investment income

        The composition of our investment income in each period was as follows:

	February 29, 2012	February 28, 2011	February 28, 2010
	($ in thousands)
Interest from investments	$11,254	$12,041	$13,300
Management of Saratoga CLO	2,012	2,032	2,057
Interest from cash and cash equivalents and other income	246	100	260

Total	$13,512	$14,173	$15,617

        For the year ended February 28, 2012, total investment income decreased $0.6 million, or 3.9% compared to the fiscal year ended February 28, 2011. Interest income from our investment in the subordinated notes of Saratoga CLO increased $0.9 million, or 27.4%, to $4.2 million for the year ended February 28, 2012 from $2.3 million for the fiscal year ended February 28, 2011.

        For the year ended February 28, 2011, total investment income decreased $1.4 million, or 9.3% compared to the fiscal year ended February 28, 2010. The decrease is predominantly attributable to a smaller total average portfolio, partially offset by an increase in the effective interest rate earned on our investment in the subordinated notes of Saratoga CLO. Interest income from our investment in the subordinated notes of Saratoga CLO increased $0.9 million, or 37.4%, to $3.3 million for the year ended February 28, 2011 from $2.4 million for the fiscal year ended February 28, 2010.

        For the fiscal years ended February 29, 2012, and February 28, 2011 and 2010, total PIK income was $1.4 million, $1.1 million and $0.9 million, respectively.

  Operating expenses

        The composition of our operating expenses in each period was as follows:

Operating Expenses

	February 29, 2012	February 28, 2011	February 28, 2010
	($ in thousands)
Interest and credit facility expense	$1,298	$2,612	$4,096
Base management fees	1,618	1,646	1,951
Professional fees	1,455	3,325	2,071
Incentive management fees	1,257	1,869	328
Administrator expenses	1,000	810	671
Insurance expenses	579	705	870
Directors fees	209	373	295
General and administrative expenses	390	479	265
Other	5	—	—

Total operating expenses before manager waiver and reimbursement	$7,811	$11,819	$10,547

        For the year ended February 29, 2012, total operating expenses before manager expense waiver and reimbursement decreased $4.0 million, or 33.9% compared to the fiscal year ended February 28, 2011. For the year ended February 28, 2011, total operating expenses before manager expense waiver and reimbursement increased $1.3 million, or 12.1% compared to the fiscal year ended February 28, 2010.

        For the year ended February 29, 2012, the decrease in interest and credit facility expense is primarily attributable to a decrease in outstanding debt during the year. For the year ended February 28, 2011, the Company recorded a one time non-cash charge of $0.5 million as a result of the write-off of deferred financing costs on its former credit facility, as a result of our July 30, 2009 event of default (please see "—Financial Condition, Liquidity and Capital Resources" below for more information). For the year ended February 29, 2012, the weighted average interest rate on our outstanding indebtedness was 7.50% compared to 8.75% for the fiscal year ended February 28, 2011 and 6.80% for the fiscal year ended February 28, 2010.

        For the year ended February 29, 2012, base management fees decreased $0.03 million, or 1.7% compared to the fiscal year ended February 28, 2011. The reduction in base management fees results from the slight decrease in the average value of our total net assets. For the year ended February 28, 2011, base management fees decreased $0.3 million, or 15.6% compared to the fiscal year ended February 28, 2010. The reduction in base management fees results from the decrease in the average value of our total net assets and the continued reduction in the total portfolio size.

        For the year ended February 29, 2012, professional fees decreased $1.9 million, or 56.2% compared to the fiscal year ended February 28, 2011. For the year ended February 28, 2011, professional fees increased $1.3 million, or 60.6% compared to the fiscal year ended February 28, 2010. The change in professional fees for these periods is attributable to additional legal and professional fees incurred in the fiscal year ended February 28, 2011 associated with the evaluation of strategic transaction opportunities including the refinancing of the Company's senior credit facility and the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report.

        For the year ended February 29, 2012, incentive management fees decreased $0.6 million, or 32.7% compared to the fiscal year ended February 28, 2011. The decrease in incentive management fees is primarily attributable to a decrease in accrued incentive fees related to capital gains. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee." For the year ended February 28, 2011, incentive management fees increased $1.5 million, or 470.3% compared to the fiscal year ended February 28, 2010. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to capital gains. In connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report, the outstanding incentive fees owed to our former external investment adviser were waived. See "Overview—Expense" above for more information.

        For the year ended February 29, 2012, manager expense waiver and reimbursement decreased $2.9 million, or 100.0% compared to the fiscal year ended February 28, 2011. The decrease is primarily attributable to the reversal of previously accrued and recorded deferred incentive management fees in fiscal year ended February 28, 2011 related to net investment income as a result of the agreement with our former investment adviser. For the year ended February 28, 2011, manager expense waiver and reimbursement increased $2.2 million, or 331.5% compared to the fiscal year ended February 28, 2010. The increase is primarily attributable to the reversal of previously accrued and recorded deferred incentive management fees related to net investment income as a result of the agreement with our former investment adviser.

  Net realized gains/losses on sales of investments

        For the fiscal year ended February 29, 2012, the Company had $33.6 million of sales, repayments, exits or restructurings resulting in $12.2 million of net realized losses. The most significant realized gains and losses during the year ended February 29, 2012 were as follows:

Fiscal year ended February 29, 2012

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
Grant US Holdings LLP.	Second Lien Term Loan	$0	$(6,348)	$(6,348)
Pracs Institute Ltd.	Second Lien Term Loan	0	(4,078)	(4,078)
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	223	(2,645)	(2,422)

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

  Net unrealized appreciation/depreciation on investments

        For the year ended February 29, 2012, our investments had an increase in net unrealized appreciation of $19.8 million versus an increase in net unrealized depreciation of $36.4 million for the year ended February 28, 2011. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 29, 2012, were the following:

Fiscal year ended February 29, 2012

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/ Structured
	Finance Securities	$23,541	$25,846	$2,305	$6,938
Targus Holdings, Inc	Common Stock	567	2,676	2,109	206
USS Parent Holding Corp.	Voting Common Stock	3,026	2,225	(801)	603
Penton Media, Inc.	First Lien Term Loan	4,281	3,655	(626)	(534)

        The $6.9 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections based on an increase in principal balance and an improvement in the overcollateralization ratios, a decrease in the assumed portfolio default rate (based on better than forecast actual default rates and improved default forecasts) and an improvement in reinvestment assumptions based on current market conditions and projections. In addition, for the year ended February 29, 2012 we had approximately $15.7 million of unrealized appreciation due to the reversal of prior period unrealized depreciation recorded upon the exit of certain investments including approximately $6.1 million related to Energy Alloys, L.L.C., $6.3 million related to Grant U.S. Holdings LLP., $2.3 million related to Bankruptcy Management Solutions and $1.1 million related to Pracs Institute, LTD.

        For the year ended February 28, 2011, our investments had a increase in net unrealized appreciation of $36.4 million versus an increase in net unrealized depreciation of $9.5 million for the year ended February 28, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2011, were the following:

Fiscal year ended February 28, 2011

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/ Structured
	Finance Securities	$27,364	$22,732	$(4,632)	$7,902
Targus Holdings, Inc.	Common Stock	567	2,882	2,315	2,644
Targus Holdings, Inc.	Unsecured Notes	1,538	986	(552)	(544)
M/C Acquisition Corp., LLC	First Lien Term Loan	871	259	(612)	(398)
Dekko Technologies, LLC	Second Lien Term Loan	7,199	6,767	(432)	1,629
USS Parent Holding Corp.	Voting Common Stock	3,026	2,828	(198)	855
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	2,450	110	(2,340)	(2,340)
PRACS Institute, LTD	Second Lien Term Loan	4,070	3,014	(1,056)	(566)
Elyria Foundry Company, LLC	Senior Secured Notes	5,017	4,231	(786)	312
Grant U.S. Holdings LLP	Second Lien Term Loan	6,347	—	(6,347)	(159)

        The $7.9 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to a decrease in the assumed portfolio default rate (based on better than forecast actual default rates), a decrease in the assumed recovery rate, and a decrease of "CCC" rated investments and defaulted securities in the portfolio. The decrease in unrealized depreciation in our investments in McMillin Companies, LLC and Elyria Foundry Company, LLC, were due to improved visibility of the outlook for these companies. The increase in unrealized depreciation in our investments in Jason Incorporated and Energy Alloy were due to declining prospects for each of the companies. The change in the fair values of our investments in Grant U.S. Holdings and Penton Media, Inc. were primarily due to fluctuations in the market quotations obtained for these investments compared to the prior period.

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

Fiscal year ended February 28, 2010

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Terphane Holdings Corp.	Senior Secured Notes	$10,437	$9,791	$(646)	$2,091
Penton Media, Inc.	First Lien Term Loan	3,908	3,478	(430)	1,286
IDI Acquisition Corp.	Senior Secured Notes	3,679	3,621	(58)	1,136
Jason Incorporated	Unsecured Notes	13,700	1,688	(12,012)	(8,190)
Saratoga CLO	Other/Structured Finance Securities	29,233	16,698	(12,535)	(4,970)
Energy Alloys, LLC	Second Lien Term Loan	6,239	1,129	(5,110)	(4,197)

  Net unrealized appreciation/depreciation on derivatives

        For the year ended February 29, 2012, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in unrealized depreciation of $16,190 versus an unrealized depreciation of $25,882 for the year ended February 28, 2011.

        For the fiscal year ended February 28, 2011, changes in the value of the interest rate caps purchased pursuant to the credit facilities resulted in an unrealized depreciation of $25,882 versus an unrealized appreciation of $2,634 for the fiscal year ended February 28, 2010. For a more detailed discussion of the interest rate caps, see "Note 8. Interest Rate Cap Agreements" to our audited financial statements included elsewhere in this Annual Report.

  Changes in net assets resulting from operations

        For the fiscal years ended February 29, 2012 and February 28, 2011 we recorded a net increase in net assets resulting from operations of $13.3 million, and $17.0 million, respectively, and a net decrease for the fiscal year ended February 28, 2010 of $10.5 million. Based on 3,434,345 weighted average common shares outstanding as of February 29, 2012, our per share net increase in net assets resulting from operations was $3.87 for the fiscal year ended February 29, 2012. This compares to a per share net increase in net assets resulting from operations of $6.96 for the fiscal year ended February 28, 2011 (based on 2,437,577 weighted average common shares outstanding as of February 28, 2011) and a per share decrease in net assets resulting from operations of $9.86 for the fiscal year ended February 28, 2010 (based on 1,061,351 weighted average common shares outstanding for the fiscal year ended February 28, 2010).

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

        On July 30, 2010, we used the net proceeds from the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates and a portion of the funds available to us under the senior secured revolving credit facility with Madison Capital Funding to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding (the "Replacement Facility") on June 30, 2010.

        Availability.    The Company can draw up to the lesser of (i) $40 million (the "Facility Amount") and (ii) the product of the applicable advance rate (which varies from 50% to 75% depending on the type of loan asset) and the value, determined in accordance with the Replacement Facility (the "Adjusted Borrowing Value"), of certain "eligible" loan assets pledged as security for the loan (the "Borrowing Base"), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the "Unfunded Exposure Amount") and (b) outstanding borrowings. Each loan asset held by the Company as of the date on which the Replacement Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

        Collateral.    The Replacement Facility is secured by substantially all of the assets of the Company and includes the subordinated notes ("CLO Notes") issued by Saratoga CLO and the Company's rights under the CLO Management Agreement (as defined below).

        Interest Rate and Fees.    Under the Replacement Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company's option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company pays the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. The Company is also obligated to pay certain other fees to the lenders in connection with the closing of the Replacement Facility.

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

  •
  resignation, termination, disability or death of a "key person" or failure of any "key person" to provide active participation in Saratoga Investment Advisors' daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

  •
  occurrence of any event constituting "cause" under the Collateral Management Agreement between the Company and Saratoga CLO (the "CLO Management Agreement"), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement

        Conditions to Acquisitions and Pledges of Loan Assets.    The Replacement Facility imposes certain additional conditions to the acquisition and pledge of additional loan assets. Among other things, the Company may not acquire additional loan assets without the prior written consent of the administrative agent until such time that the administrative agent indicates in writing its satisfaction with Saratoga Investment Advisors' policies, personnel and processes relating to the loan assets.

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

        On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

  •
  expand the borrowing capacity under the credit facility from $40 million to $45 million;

  •
  extend the Revolving Period from July 30, 2013 to February 24, 2015; and

  •
  remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

        As of February 29, 2012, we had $20.0 million outstanding under the Replacement Facility.

        Our asset coverage ratio, as defined in the 1940 Act, was 587% and 2,013% for the years ended February 29, 2012 and February 28, 2011, respectively.

        At February 29, 2012 and February 28, 2011, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 29, 2012		At February 28, 2011
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$1,325	1.1%	$10,736	11.3%
Cash and cash equivalents, securitization accounts	25,534	20.9	4,370	4.6
First lien term loans	36,196	29.6	18,475	19.4
Second lien term loans	8,914	7.3	20,276	21.3
Senior secured notes	10,706	8.8	9,892	10.4
Senior unsecured loans	6,000	4.9	—	—
Unsecured notes	2,008	1.6	1,915	2.0
Structured finance securities	25,846	21.1	22,732	23.9
Equity Interest	5,690	4.7	6,735	7.1

Total	$122,219	100.0%	$95,131	100.0%

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

        Finally, in light of the conditions in the financial markets and the U.S. economy overall, we, through a wholly-owned subsidiary, sought and obtained a license from the SBA to operate an SBIC.

        In this regard, on March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

        The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

        SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 23, 2012, our SBIC subsidiary had $25 million in regulatory capital and no SBA-guaranteed debentures outstanding.

        We applied for exemptive relief from the SEC on April 2, 2012 to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

        We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the continued instability in the financial markets and the weak U.S. economy.

  Contractual obligations

        The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2012:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$20,000	$—	$20,000	$—	$—

Off-balance sheet arrangements

        At February 29, 2012 and February 28, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

        Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 29, 2012, we had $20.0 million of borrowings outstanding.

        In April and May 2007, the Company entered into two interest rate cap agreements with notional amounts of $34.0 million (increased to $40.0 million in May 2007) and $60.9 million. These agreements provide for a payment to the Company in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. At February 29, 2012, the aggregate interest rate cap agreement notional amount was $29.9 million.

        We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Replacement Facility. Assuming that our investments as of February 29, 2012 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1% in interest rates would cause a corresponding increase of approximately $0.7 million to our interest income net of interest expense.

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

  Management's annual report on internal control over financial reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's assessment, management believes that the Company maintained effective internal control over financial reporting as of February 29, 2012.

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

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

Directors

        The following table sets forth the names, ages and positions held by each of our directors, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that let to the conclusion that each individual should serve as a director.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	52	Chairman of the Board, Chief Executive Officer and President	2010	2012
Michael J. Grisius	48	Director	2010	2014
Independent Directors
Steven M. Looney	62	Director	2007	2013
Charles S. Whitman III	70	Director	2007	2013
G. Cabell Williams	58	Director	2007	2014

        Christian L. Oberbeck—Mr. Oberbeck has over 25 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company's investment adviser, and the Chief Executive Officer and President of the Company.

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

        Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck's qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company's operations, gained through his service as an executive officer.

        Michael J. Grisius—Mr. Grisius has over 22 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company's investment adviser. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

        Prior to joining Saratoga Investment Advisors, Mr. Grisius served as Managing Director at Allied Capital Corporation, where he was an investment professional for 16 years. At Allied Capital Corporation, Mr. Grisius held several senior positions including co-head of Mezzanine Finance and member of its Management Committee and its Investment Committee. In 2008, Mr. Grisius was appointed co-chairman of the Allied Capital Corporation's Investment Committee. He also had responsibility for structuring and managing Unitranche Fund, LLC. During his tenure at Allied, Mr. Grisius built and led teams that made investments in subordinated debt, control equity and real estate mortgage debt. Mr. Grisius has served on the board of directors of numerous middle market companies. Prior to joining Allied Capital Corp., Mr. Grisius worked in leveraged finance at Chemical Bank from 1989 to 1992 and held senior accountant and consultant positions with KPMG LLP from 1985 to 1988.

        Mr. Grisius graduated with a BS from Georgetown University in 1985 and earned an MBA from Cornell University's Johnson Graduate School of Management in 1990. Mr. Grisius' qualifications as a director include his broad experience in leverage finance, investment management, private equity and financial services.

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

Executive Officer Who Is Not also a Director

        The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Richard A. Petrocelli	43	Chief Financial Officer, Secretary and Chief Compliance Officer

        Richard A. Petrocelli—Mr. Petrocelli has over 20 years of experience including investment management, private equity and corporate reorganizations. Mr. Petrocelli is a Managing Director and Chief Financial Officer at Saratoga Partners, a middle market private equity investment firm, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring middle market investments. Mr. Petrocelli is the Managing Director of Saratoga Investment Advisors, the Company's investment adviser, and the Chief Financial Officer, Vice President, Secretary and Chief Compliance Officer of the Company. Mr. Petrocelli served as a director of the Company from 2010 until 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 29, 2012.

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

Nomination of Directors

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2011 Annual Meeting of Stockholders.

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

        The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 29, 2012:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	—	—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$70,500	$70,500
Charles S. Whitman III	$67,500	$67,500
G. Cabell Williams	$67,500	$67,500

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

        During fiscal year 2012, none of the Company's executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of May 23, 2012, the beneficial ownership of each current director, the nominees for director, the Company's executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

        The percentage ownership is based on 3,876,661 shares of common stock outstanding as of May 23, 2012. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,052,384	(1)	27.1%
Michael J. Grisius	14,216		*
Executive Officer
Richard A. Petrocelli	43,198		1.1%
Independent Directors
Steven M. Looney	1,139		*
Charles S. Whitman III	1,228		*
G. Cabell Williams	15,004		*
All Directors and Executive Officers as a Group	1,127,169		29.1%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	318,250		8.2%
Raging Capital Management, LLC(3)	308,999		8.0%
Magten Asset Management Corp.(4)	196,379		5.1%

*
Less than 1%

(1)
Includes 814,927 shares of common stock directly held by Mr. Oberbeck, 120,972 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 116,485 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck.

(2)
Includes 277,631 shares of common stock held by GSC CDO III, L.L.C. and certain of its affiliates. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

(3)
Includes 116,731 shares of our common stock held by Raging Capital Fund, LP ("Raging Capital Fund") and 192,268 shares of our common stock held by Raging Capital Fund (QP), LP ("Raging Capital Fund QP" and together with Raging Capital Fund, the "Raging Funds"). Raging Capital Management, LLC ("Raging Capital") is the general partner of each of the Raging Funds. William C. Martin is the managing member of Raging Capital. By virtue of these relationships, each of Raging Capital and Mr. Martin may be deemed to beneficially own our common Stock owned directly by the Raging Funds. The address of Raging Capital Fund is Ten Princeton Avenue, Rocky Hill, NJ 08553.

(4)
Includes shares held by advisory clients of Magten Asset Management Corp., none of which owns more than 5% of the shares of our outstanding common stock. Talton R. Embry is the managing director of Magten Asset Management Corp. By virtue of this relationship, Mr. Embry may also be deemed to beneficially own our common stock held by the advisory clients of Magten Asset Management Corp. The address of Magten Asset Management Corp. is 17 East 89th Street, New York, NY 10128.

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

        The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Mr. Oberbeck, who is an interested person of the Company due to his position as an officer of the Company and Mr. Grisius, who is an interested person of the Company due to his position as an officer of Saratoga Investment Advisors, LLC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

        For the years ended February 29, 2012 and February 28, 2011, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 29, 2012	Fiscal Year Ended February 28, 2011
Audit Fees	$265,200	$235,000
Audit Related Fees	172,300	150,000
Tax Fees	37,000	37,000
All Other Fees	—	30,000

Total Fees	$474,500	$452,000

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

        The following documents are filed or incorporated by reference as part of this Annual Report:

1.     Consolidated Financial Statements

        The following financial statements of the Company are filed herewith:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statement of Assets and Liabilities as of February 29, 2012 and February 28, 2011

    Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011 and 2010

    Consolidated Schedule of Investments as of February 29, 2012 and February 28, 2011

    Consolidated Statements of Changes in Net Assets for the years ended February 29, 2012 , February 28, 2011 and 2010

    Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2011, and 2010

    Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        Not applicable.

        Schedule 12-14—Investments in and advances to affiliates

3.     Exhibits required to be filed by Item 601 of Regulation S-K

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number		Description
3.1	(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1	(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 3, 2010).

3.1	(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed August 13, 2010).

3.2		Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on March 5, 2008).

4.1		Specimen certificate of Saratoga Investment Corp.'s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.'s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

Exhibit Number		Description
4.2		Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

10.1		Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

10.2		Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.'s Form 10-Q for the quarterly period ended May 31, 2007).

10.3		Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

10.4		Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

10.5		Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.'s Current Report on Form 8-K filed on August 3, 2010).

10.6		Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.'s Registration Statement on Form N-2 filed on January 12, 2007).

21.1		List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1	*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: May 23, 2012	By:	/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck Chief Executive Officer and President
	By:	/s/ RICHARD A. PETROCELLI Richard A. Petrocelli Chief Financial Officer, Chief Compliance Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 23, 2012
/s/ MICHAEL J. GRISIUS Michael J. Grisius	Member of the Board of Directors	May 23, 2012
/s/ RICHARD A. PETROCELLI Richard A. Petrocelli	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 23, 2012
/s/ STEVEN M. LOONEY Steven M. Looney	Member of the Board of Directors	May 23, 2012
/s/ CHARLES S. WHITMAN III Charles S. Whitman III	Member of the Board of Directors	May 23, 2012
/s/ G. CABELL WILLIAMS G. Cabell Williams	Member of the Board of Directors	May 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Saratoga Investment Corp.

        We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp (the "Company"), including the consolidated schedules of investments, as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended February 29, 2012, February 28, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 29, 2012, by correspondence with the custodian and management or agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 29, 2012 and February 28, 2011, and the consolidated results of its operations, changes in its net assets and its cash flows for the years ended February 29, 2012, February 28, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
May 23, 2012

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 29, 2012	February 28, 2011
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $73,161,722 and $73,779,271, respectively)	$69,513,434	$57,292,723
Control investments (cost of $23,540,517 and $27,364,350, respectively)	25,846,414	22,732,038

Total investments at fair value (amortized cost of $96,702,239 and $101,143,621, respectively)	95,359,848	80,024,761
Cash and cash equivalents	1,325,698	10,735,755
Cash and cash equivalents, securitization accounts	25,534,195	4,369,987
Outstanding interest rate cap at fair value (cost of $131,000 and $131,000, respectively)	75	16,265
Interest receivable, (net of reserve of $273,361 and $14,796, respectively)	1,689,404	1,666,083
Deferred credit facility financing costs, net	1,199,490	1,638,768
Management fee receivable	227,581	231,753
Other assets	94,823	85,166
Receivable from unsettled trades	59,511	—

Total assets	$125,490,625	$98,768,538

LIABILITIES
Revolving credit facility	$20,000,000	$4,500,000
Payable for unsettled trades	4,072,500	4,900,000
Management and incentive fees payable	2,885,670	2,203,806
Accounts payable and accrued expenses	704,949	785,486
Interest and credit facility fees payable	53,262	67,792
Due to manager	394,094	240,000

Total liabilities	$28,110,475	$12,697,084

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,876,661 and 3,277,077 common shares issued and outstanding, respectively	$3,877	$3,277
Capital in excess of par value	161,644,426	153,768,680
Distribution in excess of net investment income	(13,920,068)	(8,918,890)
Accumulated net realized loss from investments and derivatives	(48,874,767)	(37,548,016)
Net unrealized depreciation on investments and derivatives	(1,473,318)	(21,233,597)

Total Net Assets	97,380,150	86,071,454

Total liabilities and Net Assets	$125,490,625	$98,768,538

NET ASSET VALUE PER SHARE	$25.12	$26.26

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 29, 2012	For the year ended February 28, 2011	For the year ended February 28, 2010
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$7,055,709	$8,745,939	$10,902,482
Control investments	4,198,007	3,295,359	2,397,514

Total interest income	11,253,716	12,041,298	13,299,996
Interest from cash and cash equivalents	7,865	8,857	23,624
Management fee income	2,011,516	2,032,357	2,057,397
Other income	238,579	90,503	236,259

Total investment income	13,511,676	14,173,015	15,617,276

EXPENSES
Interest and credit facility financing expenses	1,297,985	2,611,839	4,096,041
Base management fees	1,617,496	1,645,552	1,950,760
Professional fees	1,455,380	3,325,475	2,071,027
Administrator expenses	1,000,000	810,416	670,720
Incentive management fees	1,257,087	1,868,503	327,684
Insurance	578,746	704,800	869,969
Directors fees and expenses	208,851	373,385	294,932
General & administrative	389,825	478,730	265,575
Other expense	5,445	—	—

Expenses before expense waiver and reimbursement	7,810,815	11,818,700	10,546,708

Expense reimbursement	—	(258,562)	(670,720)
Waiver of deferred incentive management fees	—	(2,636,146)	—

Total expenses net of expense waiver and reimbursement	7,810,815	8,923,992	9,875,988

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,700,861	5,249,023	5,741,288
Income tax expense, including excise tax	—	—	(27,445)

NET INVESTMENT INCOME	5,700,861	5,249,023	5,713,843

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized loss from investments	(12,185,997)	(24,684,262)	(6,653,983)
Net unrealized appreciation (depreciation) on investments	19,776,469	36,419,362	(9,525,054)
Net unrealized appreciation (depreciation) on derivatives	(16,190)	(25,882)	2,634

Net gain (loss) on investments	7,574,282	11,709,218	(16,176,403)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,275,143	$16,958,241	$(10,462,560)

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE*	$3.87	$6.96	$(9.86)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING—BASIC AND DILUTED*	3,434,345	2,437,577	1,061,351

*
Earnings per share and Weighted average shares outstanding for the year ended February 28, 2010 have been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—71.4%(b)
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 11.77% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.6%
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 12.52% Cash, 9/13/2014	$950,000	950,000.0	950,000	1.0%

		Total Aerospace		3,500,000	3,500,000	3.6%

Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%
Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%
Legacy Cabinets, Inc.(d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$312,198	312,198	221,629	0.2%

		Total Building Products		672,522	221,629	0.2%

Targus Group International, Inc.(d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,980,000	3,911,828	3,944,976	4.1%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	963,621	1.0%
Targus Holdings, Inc.(d)(h)	Consumer Products	Common Stock	62,413	566,765	2,675,645	2.7%

		Total Consumer Products		6,278,072	7,584,242	7.8%

CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,684,141	2,462,831	2,448,205	2.5%
PrePaid Legal Services, Inc.(d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,920,411	2,940,000	3.0%

		Total Consumer Services		5,383,242	5,388,205	5.5%

M/C Acquisition Corp., LLC(d)	Education	First Lien Term Loan 10.00% (4.25% Cash/5.75% PIK), 12/31/2012	$2,944,596	1,790,662	591,864	0.6%
M/C Acquisition Corp., LLC(d)(h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,820,904	591,864	0.6%

Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.25% Cash, 6/1/2014	$2,000,000	1,902,053	1,910,400	2.0%
Group Dekko, Inc. (fka Dekko Technologies, LLC)(d)	Electronics	Second Lien Term Loan 10.50% (6.50% Cash/4.00% PIK), 5/1/2013	$7,571,152	7,571,152	7,003,316	7.2%

		Total Electronics		9,473,205	8,913,716	9.2%

USS Parent Holding Corp.(d)(h)	Environmental	Non Voting Common Stock	765	133,002	97,810	0.1%
USS Parent Holding Corp.(d)(h)	Environmental	Voting Common Stock	17,396	3,025,798	2,225,180	2.3%

		Total Environmental		3,158,800	2,322,990	2.4%

DCS Business Services, Inc.(d)	Financial Services	First Lien Term Loan 14.00% Cash, 9/30/2012	$1,600,000	1,604,464	1,600,000	1.6%
Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 3/31/2012	$1,406,768	1,389,640	1,368,785	1.4%
HOA Restaurant Group, LLC.(d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,880,000	3,880,000	4.0%

		Total Food and Beverage		5,269,640	5,248,785	5.4%

Maverick Healthcare Group(d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,950,000	4,867,725	4,824,270	5.0%
McMillin Companies LLC(d)(h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	511,952	288,915	0.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments (Continued)

February 29, 2012

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$997,118	982,954	997,118	1.0%
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,943,183	4,000,000	4.1%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,680,276	6,412,355	6,103,100	6.3%

		Total Logistics		11,338,492	11,100,218	11.4%

Sabre Industries, Inc(d)	Manufacturing	Senior Unsecured Loan 15.00% (12.00% Cash/3.00% PIK), 6/6/2016	$6,000,000	5,852,741	6,000,000	6.2%
Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,428,456	7,224,787	6,537,041	6.7%
Elyria Foundry Company, LLC(d)(h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,224,787	6,537,041	6.7%

Network Communications, Inc.(d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,422,095	1,924,577	1,044,892	1.0%
Network Communications, Inc.(d)(h)	Publishing	Common Stock	211,429	—	691,373	0.7%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 5.00% (4.00% Cash/ 1.00% PIK), 8/1/2014	$4,839,526	4,280,599	3,655,294	3.8%

		Total Publishing		6,205,176	5,391,559	5.5%

Sub Total Non-control/Non-affiliated investments				73,161,722	69,513,434	71.4%

Control investments—26.5%(b)
GSC Partners CDO GP III, LP(g)(h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(d)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 17.38%, 1/21/2020	$30,000,000	23,540,517	25,846,414	26.5%

Sub Total Control investments				23,540,517	25,846,414	26.5%

Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(f)(h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS—97.9%(b)				$96,702,239	$95,359,848	97.9%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$19,591,837	$87,000	$54	0.0%
Interest rate cap	8.0%	11/30/2013	10,332,000	44,000	21	0.0%

Total Outstanding interest rate cap				$131,000	$75	0.0%

*
Amounts to less than 0.05%

(a)
All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)
Percentages are based on net assets of $97,380,150 as of February 29, 2012.

Saratoga Investment Corp.

Consolidated Schedule of Investments (Continued)

February 29, 2012

(c)
Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)
These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)
17.38% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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
(g)
As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,198,007	$2,011,516	$—	$6,938,209
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
(h)
Non-income producing at February 29, 2012.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—83.3%(b)
Legacy Cabinets Holdings(d)(i)	Building Products	Common Stock Voting A-1	$2,535	$220,900	$—	0.0%
Legacy Cabinets Holdings(d)(i)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%
Legacy Cabinets, Inc.(d)(i)	Building Products	First Lien Term Loan 7.25%, 5/3/2014	$293,474	293,474	154,455	0.2%

		Total Building Products		653,798	154,455	0.2%

Hopkins Manufacturing Corporation(d)	Consumer Products	Second Lien Term Loan 7.54%, 1/26/2012	$3,250,000	3,249,024	3,233,750	3.7%
Targus Holdings, Inc.(d)	Consumer Products	First Lien Term Loan 8.75%, 11/22/2012	$3,169,227	3,057,616	3,147,834	3.7%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00%, 12/14/2015	$1,538,235	1,538,235	985,547	1.1%
Targus Holdings, Inc.(d)(i)	Consumer Products	Common Stock	62,413	566,765	2,881,608	3.3%

		Total Consumer Products		8,411,640	10,248,739	11.8%

CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50%, 7/31/2013	$285,876	285,876	244,424	0.3%
M/C Acquisition Corp., LLC(d)	Education	First Lien Term Loan 1.00%, 12/31/2012	$870,791	870,791	258,625	0.3%
M/C Acquisition Corp., LLC(d)(i)	Education	Class A Common Stock	166,327	30,241	—	0.0%

		Total Education		901,032	258,625	0.3%

Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.29%, 6/1/2014	$2,000,000	1,858,442	1,867,092	2.2%
Dekko Technologies, LLC(d)	Electronics	Second Lien Term Loan 10.50%, 1/20/2012	$7,198,935	7,198,935	6,766,999	7.9%

		Total Electronics		9,057,377	8,634,091	10.1%

USS Parent Holding Corp.(d)(i)	Environmental	Non Voting Common Stock	765	133,002	124,311	0.1%
USS Parent Holding Corp.(d)(i)	Environmental	Voting Common Stock	17,396	3,025,798	2,828,080	3.3%

		Total Environmental		3,158,800	2,952,391	3.4%

Bankruptcy Management Solutions, Inc.(d)	Financial Services	Second Lien Term Loan 1.25%, 8/20/2015	$2,450,499	2,450,499	110,272	0.1%
Bankruptcy Management Solutions, Inc.(d)(i)	Financial Services	Common Stock	$27,197	—	—	0.0%
Bankruptcy Management Solutions, Inc.(d)(i)	Financial Services	Warrants	$2,510	—	—	0.0%
DCS Business Services, Inc.	Financial Services	First Lien Term Loan 13.75%, 9/30/2012	$1,600,000	1,612,135	1,600,000	1.9%

		Total Financial Services		4,062,634	1,710,272	2.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments (Continued)

February 28, 2011

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75%, 3/31/2012	$1,687,008	1,403,224	1,545,637	1.8%
PRACS Institute, LTD(d)	Healthcare Services	Second Lien Term Loan 10.00%, 4/17/2013	$4,093,750	4,069,847	3,014,420	3.5%
Maverick Healthcare Group(d)	Healthcare Services	First Lien Term Loan 10.75%, 12/31/2016	$5,000,000	4,900,000	5,000,000	5.8%

		Total Healthcare Services		8,969,847	8,014,420	9.3%

McMillin Companies LLC(d)	Homebuilding	Senior Secured Notes 9.53%, 10/31/2013	$1,100,000	1,067,024	816,200	0.9%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 7.50%, 6/30/2013	$2,865,629	2,862,910	2,498,828	2.9%
Jason Incorporated(d)(i)	Manufacturing	Senior Secured Notes 10.25%, 12/21/2015	$2,414,272	2,414,272	2,391,318	2.8%
Specialized Technology Resources, Inc.(d)	Manufacturing	Second Lien Term Loan 7.26%, 12/15/2014	$5,000,000	4,833,437	4,966,500	5.8%

		Total Manufacturing		7,247,709	7,357,818	8.6%

Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 17.00%, 3/1/2013	$5,100,000	5,017,225	4,231,222	4.9%
Elyria Foundry Company, LLC(d)(i)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		5,017,225	4,231,222	4.9%

Grant U.S. Holdings LLP(d)(e)(i)	Natural Resources	Second Lien Term Loan 0.00%, 9/20/2013	$6,349,512	6,349,348	—	0.0%
Energy Alloys, LLC(d)(i)	Oil and Gas	Second Lien Term Loan 3.00%, 6/30/2015	$6,429,092	6,429,092	316,954	0.4%
Energy Alloys, LLC(d)(i)	Oil and Gas	Warrants to Purchase Limited Liability Company Interests	3	—	—	0.0%

		Total Oil and Gas		6,429,092	316,954	0.4%

Terphane Holdings Corp.(d)(e)(i)	Packaging	Senior Secured Notes 14.00%, 6/15/2015	$2,500,000	2,500,000	2,453,250	2.9%
Network Communications, Inc.(d)(i)	Publishing	Unsecured Notes 8.60%, 1/14/2020	$1,285,714	1,285,714	929,314	1.1%
Network Communications, Inc.(d)(i)	Publishing	Common Stock	$211,429	—	900,688	1.0%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 5.00%, 8/1/2014	$4,839,376	4,116,021	4,025,393	4.7%

		Total Publishing		5,401,735	5,855,395	6.8%

Sub Total Non-control/Non-affiliated investments				73,779,271	57,292,721	66.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments (Continued)

February 28, 2011

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Control investments—28.2%(b)
GSC Partners CDO GP III, LP(h)(i)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(d)(f)(h)	Structured Finance Securities	Other/Structured Finance Securities 11.99%, 1/21/2020	$30,000,000	27,364,350	22,732,038	26.4%

Sub Total Control investments				27,364,350	22,732,038	26.4%

Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(g)(i)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS—111.5%(b)				$101,143,621	$80,024,759	93.0%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$29,387,755	$87,000	$11,893	0.0%
Interest rate cap	8.0%	11/30/2013	23,966,000	44,000	4,372	0.0%

Total Outstanding interest rate cap				$131,000	$16,265	0.0%

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

(g)
As defined in the Investment Company Act, we are an "Affiliate" of this portfolio company because we own 5% or more of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/ (losses)	Net Unrealized gains/ (losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
(h)
As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/ (losses)	Net Unrealized gains/ (losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,295,359	$2,032,357	$—	$7,902,482
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—
(i)
Non-income producing at February, 2011.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 29, 2012	For the year ended February 28, 2011	For the year ended February 28, 2010
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$5,700,861	$5,249,023	$5,713,843
Net realized loss from investments	(12,185,997)	(24,684,262)	(6,653,983)
Net unrealized appreciation (depreciation) on investments	19,776,469	36,419,362	(9,525,054)
Net unrealized appreciation (depreciation) on derivatives	(16,190)	(25,882)	2,634

Net increase (decrease) in net assets from operations	13,275,143	16,958,241	(10,462,560)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(9,831,231)	(11,795,705)	(15,131,775)

Net decrease in net assets from shareholder distributions	(9,831,231)	(11,795,705)	(15,131,775)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	7,864,784	10,615,905	13,058,710
Issuance of common stock, net of issuance costs	—	14,814,861	—

Net increase in net assets from capital share transactions	7,864,784	25,430,766	13,058,710

Total increase/(decrease) in net assets	11,308,696	30,593,302	(12,535,625)
Net assets at beginning of period	86,071,454	55,478,152	68,013,777

Net assets at end of period	$97,380,150	$86,071,454	$55,478,152

Net asset value per common share	$25.12	$26.26	$32.75
Common shares outstanding at end of period	3,876,661	3,277,077	1,694,011
Distribution in excess of net investment income	$(13,920,068)	$(8,918,890)	$(2,846,135)

*
Net Asset Value per share and end of year shares outstanding for the year ended February 28, 2010 has been adjusted to reflect a one-for-ten reverse stock split in August 2010.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 29, 2012	For the year ended February 28, 2011	For the year ended February 28, 2010
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$13,275,143	$16,958,241	$(10,462,560)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,442,004)	(1,144,799)	(858,730)
Net accretion of discount on investments	(1,191,822)	(732,522)	(966,191)
Amortization of deferred credit facility financing costs	674,724	397,164	633,349
Reversal of deferred incentive management fees	—	(2,636,146)	—
Net realized (gain) loss from investments	12,185,997	24,684,262	6,653,983
Net unrealized (appreciation) depreciation on investments	(19,776,469)	(36,419,362)	9,525,054
Net unrealized (appreciation) depreciation on derivatives	16,190	25,882	(2,634)
Proceeds from sale and redemption of investments	33,568,147	31,974,810	15,185,210
Purchase of investments	(38,678,936)	(9,014,000)	—
(Increase) decrease in operating assets:
Cash and cash equivalents, securitization accounts	(21,164,208)	(4,144,563)	952,777
Interest receivable	(23,321)	1,807,878	(386,293)
Management fee receivable	4,172	96,175	(90,558)
Other assets	(9,657)	55,106	180,988
Receivable from unsettled trades	(59,511)	—	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(827,500)	4,900,000	—
Management and incentive fees payable	681,864	1,768,859	190,426
Accounts payable and accrued expenses	(80,537)	(325,595)	410,544
Interest and credit facility fees payable	(14,530)	(199,374)	194,341
Due to manager	154,094	224,398	15,602

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(22,708,164)	28,276,414	21,175,308

Financing activities
Issuance of shares of common stock	—	15,000,001	—
Payment of common stock issuance costs	—	(185,140)	—
Borrowings on debt	20,000,000	20,000,000	—
Paydowns on debt	(4,500,000)	(52,492,222)	(22,002,451)
Credit facility financing cost	(235,446)	(2,035,932)	(103,582)
Payments of cash dividends	(1,966,447)	(1,179,800)	(2,073,066)

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	13,298,107	(20,893,093)	(24,179,099)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,410,057)	7,383,321	(3,003,791)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,735,755	3,352,434	6,356,225

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,325,698	$10,735,755	$3,352,434

Supplemental Information:
Interest paid during the period	$637,791	$2,414,049	$3,268,351
Supplemental non-cash information
Paid-in-kind interest income	$1,442,004	$1,144,799	$858,730
Net accretion of discount on investments	$1,191,822	$732,522	$966,191
Amortization of deferred credit facility financing costs	$674,724	$397,164	$633,349
Reversal of deferred incentive management fees	$—	$2,636,146	$—
Stock dividend distribution	$7,864,784	$10,615,905	$13,058,710

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

February 29, 2012

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

  •
  we were to hold securities in the money market fund having an aggregate value in excess of 5% of the value of our total assets; or

  •
  we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10% of the value of our total assets.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

        Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from our Manager, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

        In addition, all our investments are subject to the following valuation process:

  •
  The audit committee of our board of directors reviews each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

  •
  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

        Our investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

        Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

        ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended February 29, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2009, 2010 and 2011 federal tax years for the Company remain subject to examination by the IRS.

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

Capital Gains Incentive Fee

        The Company records an expense accrual on the Consolidated Statement of Operations, relating to the capital gains incentive fee payable on the Consolidated Statement of Assets and Liabilities, by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company's investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

New Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements to

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards ("IFRS"). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We are currently evaluating the impact this accounting standards update will have on our consolidated financial statements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 3. Investments (Continued)

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

        The following table presents fair value measurements of investments, by major class, as of February 29, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$36,196	$36,196
Second lien term loans	—	—	8,914	8,914
Senior secured notes	—	—	10,706	10,706
Senior unsecured loans	—	—	6,000	6,000
Unsecured notes	—	—	2,008	2,008
Structured finance securities	—	—	25,846	25,846
Equity interest	—	—	5,690	5,690
Limited partnership interest	—	—	—	—

Total	$—	$—	$95,360	$95,360

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 3. Investments (Continued)

        The following table presents fair value measurements of investments, by major class, as of February 28, 2011 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$18,475	$18,475
Second lien term loans	—	—	20,276	20,276
Senior secured notes	—	—	9,892	9,892
Unsecured notes	—	—	1,915	1,915
Structured finance securities	—	—	22,732	22,732
Equity interest	—	—	6,735	6,735
Limited partnership interest	—	—	—	—

Total	$—	$—	$80,025	$80,025

        The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2011	$18,475	$20,276	$9,892	$—	$1,915	$22,732	$6,735	$80,025
Net unrealized gains (losses)	(1,256)	15,603	196	147	(807)	6,938	(1,045)	19,776
Purchases and other adjustments to cost	27,732	602	6,226	5,853	900	—	—	41,313
Sales and redemptions	(8,769)	(14,868)	(5,766)	—	—	(3,824)	(341)	(33,568)
Net realized gain (loss) from investments	14	(12,699)	158	—	—	—	341	(12,186)

Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360

        Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

        Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

        The net change in unrealized gain/loss on investments held as of February 29, 2012 is $4,057,635 and is included in net unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 3. Investments (Continued)

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

        The composition of our investments as of February 29, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,379	39.7%	$36,196	38.0%
Second lien term loans	9,473	9.8	8,914	9.4
Senior secured notes	11,617	12.0	10,706	11.2
Senior unsecured loans	5,852	6.1	6,000	6.3
Unsecured notes	3,724	3.8	2,008	2.1
Structured finance securities	23,541	24.3	25,846	27.1
Equity interest	4,116	4.3	5,690	5.9
Limited partnership interest	—	—	—	—

Total	$96,702	100.0%	$95,360	100.0%

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 3. Investments (Continued)

        The composition of our investments as of February 28, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$19,402	19.2%	$18,475	23.1%
Second lien term loans	36,439	36.0	20,276	25.3
Senior secured notes	10,999	10.9	9,892	12.4
Unsecured notes	2,824	2.8	1,915	2.4
Structured finance securities	27,364	27.0	22,732	28.4
Equity interest	4,116	4.1	6,735	8.4
Limited partnership interest	—	—	—	—

Total	$101,144	100.0%	$80,025	100.0%

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

        Our investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 3. Investments (Continued)

characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 29, 2012. The significant inputs for the valuation model include:

  •
  Default rates: 3.0%

  •
  Recovery rates: 35-75%

  •
  Reinvestment rates: LIBOR plus 350 basis points

  •
  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO")

        On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as "Preference shares"), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO's assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the years ended February 29, 2012, February 28, 2011 and 2010, we accrued $2.0, $2.0 and $2.1 million in management fee income, respectively and $4.2, $3.3 and $2.4 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

        At February 29, 2012, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.8 million, whereas the net asset value of Saratoga CLO on such date was $24.0 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO's assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 29, 2012, Saratoga CLO had investments with a principal balance of $380.2 million and a weighted average spread over LIBOR of 3.6%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a "spread" between the interest income it receives on its investments and the interest expense it pays on

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 29, 2012, the total "spread", or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $47.1 million, which had a present value of approximately $26.3 million, using a 16.0% discount rate. At February 29, 2012, the fair value of the subordinated notes, which we base upon the present value of the projected cash flows, was $25.8 million, which was greater than the net asset value of Saratoga CLO on such date by approximately $1.8 million.

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

        Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of February 29, 2012 and February 28, 2011 and for the years ended February 29, 2012, February 28, 2011 and 2010.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

GSC Investment Corp. CLO 2007

Balance Sheet

(unaudited)

	As of
	February 29, 2012	February 28, 2011
ASSETS
Investments
Fair Value Loans	$365,780,893	$373,564,517
Fair Value Bonds	—	2,243,464
Fair Value Other/Structured finance securities	15,583,573	15,362,136

Total investments at fair value	381,364,466	391,170,117
Cash and cash equivalents	17,815,082	19,887,581
Receivable from open trades	10,046,640	—
Interest receivable	1,581,438	1,737,017
Other assets	—	—
Deferred bond issuance	2,819,118	3,545,449

Total assets	$413,626,744	$416,340,164

LIABILITIES
Interest payable	$826,741	$701,640
Payable from open trades	24,857,147	25,151,104
Accrued senior collateral monitoring fee	45,516	46,351
Accrued subordinate collateral monitoring fee	182,064	185,402
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(477,483)	(538,121)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(505,106)	(569,252)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,299,337)	(1,464,346)

Total liabilities	$389,589,586	$389,472,822

PARTNERS' CAPITAL
Preference shares principal	$30,000,000	$30,000,000
Preferred shares	9,478,573	(14,270,311)
Partners distributions	(20,540,583)	(12,611,230)
Net income	5,099,168	23,748,883

Total capital	24,037,158	26,867,342

Total liabilities and partners' capital	$413,626,744	$416,340,164

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the year ended February 29 2012	For the year ended February 28 2011	For the year ended February 28 2010
INVESTMENT INCOME
Interest from investments	$20,032,687	$20,838,831	$22,551,961
Interest from cash and cash equivalents	12,165	22,769	29,116
Other income	509,365	416,035	572,888

Total investment income	20,554,217	21,277,635	23,153,965

EXPENSES
Interest expense	6,551,269	6,566,657	7,885,807
Professional fees	400,628	257,209	155,770
Misc. Fee Expense	176,768	3,532	21,542
Senior collateral monitoring fee	402,303	406,471	411,479
Subordinate collateral monitoring fee	1,609,213	1,625,886	1,645,917
Trustee expenses	100,551	101,625	102,828
Amortization expense	1,016,124	1,015,333	1,418,238

Total expenses	10,256,856	9,976,713	11,641,581

NET INVESTMENT INCOME	10,297,361	11,300,922	11,512,384

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	(4,547,952)	750,253	(12,544,563)
Net unrealized appreciation/(depreciation) on investments	(650,241)	11,697,708	85,492,320

Net gain/(loss) on investments	(5,198,193)	12,447,961	72,947,757

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,099,168	$23,748,883	$84,460,141

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

GSC Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%	—	2,000	$—	$—
Network Communications, Inc.	Common	Equity	0.00%	—	169,143	169,143	659,658
OLD All, Inc (fka Aleris International Inc.)	Common	Equity	0.00%	—	2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%	—	51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%	—	10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	$2,000,000	1,986,129	1,999,540
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	$4,243,447	4,177,485	4,210,561
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.00%	6/1/2013	$251,309	241,553	240,628
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.00%	6/1/2013	$4,582,873	4,478,009	4,388,101
Aeroflex Incorporated	Tranche B Term Loan	Loan	4.25%	5/9/2018	$3,814,483	3,797,573	3,715,459
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	$554,722	543,949	542,240
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.50%	6/30/2017	$2,000,000	1,951,950	1,992,500
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term Loan	Loan	5.50%	2/10/2017	$1,980,000	1,971,816	1,963,170
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$996,964	994,651	1,000,872
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,608,344	5,635,040
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	499,288
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,869,758	3,869,758	3,868,790
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,975,000	4,952,760	4,875,500
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$2,000,000	1,941,354	2,014,720
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	5.00%	6/1/2018	$497,500	495,278	496,754
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	$2,985,000	2,958,694	2,977,000
BJ's Wholesale Club, Inc.	Initial Loan (First Lien) Retired 03/14/2012	Loan	7.00%	9/28/2018	$1,995,000	1,901,076	2,013,015
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$3,079,513	3,022,863	3,035,876
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,991,353	2,948,863	2,946,483
Capsugel Holdings US, Inc.	Initial Term Loan	Loan	5.25%	8/1/2018	$3,990,000	3,979,634	4,012,783
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.33%	10/31/2016	$3,464,824	3,506,288	3,478,198
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	$2,737,105	2,715,168	2,719,150
Charter Communications Operating, LLC	Term C Loan	Loan	3.83%	9/6/2016	$3,979,695	3,972,997	3,949,291
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	4.08%	1/25/2017	$4,170,088	4,042,207	4,120,589
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,482,007	1,471,669	1,468,121
Cinemark USA, Inc.	Extended Term Loan	Loan	3.63%	4/30/2016	$5,587,889	5,348,623	5,576,546
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	$5,195,532	4,906,062	5,052,655
Contec, LLC	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	1,057,727
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.98%	2/10/2014	$877,007	860,931	871,525
Covanta Energy Corporation	Term Loan	Loan	1.79%	2/10/2014	$1,698,170	1,666,874	1,687,557
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,950,000	4,929,526	4,912,875
CRC Health Corporation	Term B-2 Loan	Loan	5.08%	11/16/2015	$1,991,877	1,896,087	1,782,730
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$2,000,000	1,980,071	1,990,540
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	Loan	2.24%	3/31/2015	$1,360,526	1,355,021	1,333,316

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Culligan International Company	Dollar Loan	Loan	2.50%	11/24/2012	$2,393,216	$2,360,219	$1,714,141
DaVita Inc.	Tranche B Term Loan	Loan	0.00%	10/20/2016	$3,989,924	3,989,924	3,999,061
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,492,500	1,489,291	1,464,098
Dollar General Corporation	Tranche B-1 Term Loan	Loan	3.14%	7/7/2014	$5,378,602	5,196,110	5,382,905
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	0.00%	8/29/2017	$3,000,000	2,446,849	2,456,712
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$732,056	721,414	729,538
Education Management LLC	Tranche C-2 Term Loan	Loan	4.63%	6/1/2016	$3,967,860	3,706,684	3,712,448
eInstruction Corporation	Initial Term Loan	Loan	6.51%	7/2/2013	$3,005,574	2,923,634	2,705,017
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,257	104,118
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,804,706	1,782,426	1,597,165
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.20%	12/29/2014	$2,616,289	2,475,132	2,500,204
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.19%	12/28/2015	$1,334,841	1,257,114	1,275,614
Fidelity National Information Services, Inc.	Term B Loan	Loan	4.25%	7/18/2016	$1,000,000	990,338	1,004,450
First Data Corporation	2018 Dollar Term Loan	Loan	4.24%	3/23/2018	$2,290,451	2,202,287	2,041,845
First Data Corporation	Non Extending B-1 Term Loan	Loan	2.99%	9/24/2014	$1,971,336	1,933,908	1,890,472
First Data Corporation	Non Extending B-2 Term Loan	Loan	2.99%	9/24/2014	$990,052	971,955	949,440
FleetPride Corporation	Term Loan	Loan	6.75%	12/6/2017	$1,000,000	980,767	995,000
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	5.08%	12/18/2015	$1,295,106	1,291,993	1,221,454
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.58%	12/20/2016	$1,295,106	1,291,613	1,227,929
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.52%	12/1/2016	$1,534,348	1,468,484	1,496,711
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.95%	3/31/2013	$4,224,718	4,206,870	4,209,889
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,982,494	3,943,002	3,902,844
Generac Power System, Inc.	Tranche B Term Loan	Loan	3.75%	2/9/2019	$500,000	497,509	497,855
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,621,437	3,738,900
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.75%	4/30/2014	$5,700,000	5,339,456	5,607,375
Graphic Packaging International, Inc.	Term B Loan Retired 03/16/2012	Loan	2.34%	5/16/2014	$3,045,465	2,910,836	3,041,993
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	0.00%	6/1/2017	$500,000	497,500	499,530
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.31%	12/5/2016	$3,430,885	3,321,594	3,276,495
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.01%	12/1/2016	$3,960,000	3,972,323	3,905,550
HCA Inc.	Tranche B-3 Term Loan	Loan	3.49%	5/1/2018	$5,734,690	5,383,348	5,638,634
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$3,000,000	2,970,763	2,981,640
Hilsinger Company, The	Term Loan	Loan	5.26%	12/31/2013	$1,218,491	1,203,274	1,072,272
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.83%	8/22/2014	$4,459,263	4,388,148	3,879,559
Huntsman International LLC	Extended Term B Loan	Loan	0.00%	4/19/2017	$4,000,000	3,955,000	3,923,200
Hygenic Corporation, The	Term Loan	Loan	2.76%	4/30/2013	$1,563,048	1,536,828	1,438,004
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	6.00%	7/28/2015	$1,314,907	1,229,818	1,276,828
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	6.00%	7/28/2015	$2,520,239	2,356,915	2,447,253
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$494,587	494,587	475,422
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	$992,500	992,500	970,963
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,859,091	3,794,849	3,627,546

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.59%	3/8/2014	$3,821,774	$3,604,295	$3,667,718
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$500,000	483,349	508,125
Leslie's Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,960,000	3,965,615	3,920,400
Metal Services, LLC	Delayed Draw Term Loan	Loan	9.75%	9/29/2017	$132,353	129,737	132,022
Metal Services, LLC	U.S. Term Loan	Loan	9.75%	9/29/2017	$1,367,647	1,340,612	1,364,228
Microsemi Corporation	Term Loan	Loan	0.00%	2/2/2018	$3,000,000	2,992,500	2,997,750
National CineMedia, LLC	Term Loan	Loan	2.05%	2/13/2015	$2,655,172	2,572,741	2,608,707
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.26%	8/9/2013	$720,738	710,645	717,134
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$997,500	973,592	993,141
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,960,000	3,993,151	3,939,487
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	6.50%	4/27/2017	$4,937,500	4,913,011	4,873,313
NPC International, Inc.	Term Loan	Loan	6.75%	12/28/2018	$500,000	490,246	502,970
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,980,000	3,951,892	3,961,334
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	$905,085	905,085	902,071
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,961,770	4,941,092	4,707,479
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$1,000,000	981,105	1,000,000
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$431,472	248,964	388,325
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	$2,673,704	2,673,704	2,653,651
Penn National Gaming, Inc.	Term A Facility	Loan	1.79%	7/14/2016	$2,925,000	2,847,453	2,837,250
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$995,000	992,736	996,930
PetCo Animal Supplies, Inc.	New Loan	Loan	0.00%	11/24/2017	$1,500,000	1,498,125	1,493,115
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$2,000,000	1,970,941	2,017,860
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.81%	12/15/2014	$799,151	753,650	775,176
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	$51,020	50,596	49,235
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	$419,961	416,468	405,262
Pinnacle Foods Finance LLC	Term Loan	Loan	2.84%	4/2/2014	$4,796,078	4,694,850	4,766,054
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$500,000	495,160	500,730
PRA International	U.S. Term Loan	Loan	3.81%	12/15/2014	$2,512,401	2,439,376	2,437,029
Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$2,000,000	1,960,652	1,945,000
Pre-Paid Legal Services, Inc.	Tranche A Term Loan	Loan	7.50%	12/31/2016	$2,695,122	2,659,371	2,607,530
Prestige Brands, Inc.	Term B Loan	Loan	5.25%	1/31/2019	$1,000,000	985,047	1,003,060
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	$1,990,000	1,972,106	1,930,300
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,980,000	3,944,328	3,953,692
RailAmerica, Inc.	Initial Loan	Loan	0.00%	3/1/2019	$500,000	497,500	497,500
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,744,392	2,732,572	2,716,948
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan Retired 03/15/2012	Loan	2.50%	7/19/2013	$1,607,683	1,566,832	1,590,609
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,963,643	1,963,643	1,977,880
Reynolds Group Holdings Inc.	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,973,590	1,955,434	1,992,398
Rocket Software, Inc.	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$2,000,000	1,960,110	1,997,500
Roundy's Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$1,000,000	985,035	1,000,780
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$4,785,882	4,729,636	4,715,862
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,472,500	5,447,342	5,462,868
Safety-Kleen Systems, Inc.	Term Loan B	Loan	5.00%	2/21/2017	$250,000	247,501	250,000
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	$464,891	464,891	464,426
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	0.00%	6/30/2015	$2,000,000	1,985,000	1,985,000
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$476,818	474,846	458,937
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,873,081	1,867,006	1,863,716
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	2.13%	3/5/2014	$616,208	605,662	607,476
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	2.13%	3/5/2014	$2,230,224	2,192,054	2,198,622
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	2.13%	3/5/2014	$1,108,287	1,082,950	1,092,583
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	0.00%	5/12/2018	$3,000,000	3,000,000	2,994,150
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,985,000	1,976,380	1,981,030
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,960,000	3,928,772	3,794,987

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$1,000,000	$985,259	$1,010,630
SRA International Inc.	Term Loan	Loan	6.52%	7/20/2018	$3,725,714	3,582,427	3,665,171
SRAM, LLC	Term Loan (First Lien)	Loan	4.76%	6/7/2018	$3,886,998	3,850,268	3,882,139
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,484,984	4,452,979	4,473,771
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.74%	2/28/2014	$356,996	356,996	355,911
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	2.00%	2/28/2014	$140,691	138,222	140,363
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	4.06%	2/28/2016	$3,253,748	3,173,463	3,246,265
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$992,500	980,580	986,714
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$326,109	317,228	164,685
Taminco Global Chemical Corporation	Dollar Term Loan	Loan	6.25%	2/15/2019	$500,000	490,024	501,875
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	$3,463,273	3,422,302	3,411,324
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,477,500	4,457,147	4,331,981
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.76%	10/10/2014	$5,580,862	5,494,432	3,406,670
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,988,779	4,002,125	3,985,269
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.00%	6/16/2014	$2,387,500	2,350,983	2,282,044
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$163,000	161,527	161,778
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$125,000	124,375	124,688
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$834,908	827,364	832,820
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,990,000	1,981,242	1,972,588
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,964,975	3,963,846	3,928,021
UPC Financing Partnership	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	971,447	998,250
USI Holdings Corporation	Tranche B Term Loan	Loan	2.75%	5/5/2014	$4,782,211	4,685,075	4,678,581
Valeant Pharmaceuticals International, Inc.	Tranche B Term Loan	Loan	3.75%	2/13/2019	$1,000,000	995,002	996,880
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Term B-1 Loan (First Lien)	Loan	4.50%	11/3/2016	$3,979,950	3,988,810	3,982,776
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,985,000	1,976,319	1,978,807
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,611,430
Weight Watchers International, Inc.	Term B Loan	Loan	1.88%	1/26/2014	$1,229,200	1,220,261	1,221,518
Weight Watchers International, Inc.	Term D Loan	Loan	2.88%	6/30/2016	$2,728,226	2,684,697	2,714,585
Wendy's/Arby's Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	$1,122,902	1,118,702	1,123,745
Wil Research Laboratories, LLC	Term B Loan	Loan	4.00%	9/26/2013	$1,808,039	1,726,498	1,663,396
WireCo WorldGroup Inc.	Term Loan	Loan	5.00%	2/10/2014	$1,992,943	1,967,101	1,953,084
Yankee Candle Company, Inc., The	Term Loan	Loan	2.25%	2/6/2014	$2,537,336	2,419,753	2,523,428
Yell Group Plc	Facility B1—YB (USA) LLC (11/2009)	Loan	3.99%	7/31/2014	$3,139,856	3,090,757	961,141
ALM 2010-1A	Floating—05/2020—B—00162VAE5	Other/Structured Finance Securities	2.78%	5/20/2020	$4,000,000	3,716,602	3,657,600
BABSN 2007-1A	Floating—01/2021—D1—05617AAA9	Other/Structured Finance Securities	3.81%	1/18/2021	$1,500,000	1,236,977	1,050,000
GALE 2007-3A	Floating—04/2021—E—363205AA3	Other/Structured	4.06%	4/19/2021	$4,000,000	3,311,208	2,800,000
KATO 2006-9A	Floating—01/2019—B2L—486010AA9	Other/Structured Finance Securities	4.06%	1/25/2019	$5,000,000	4,227,490	3,500,000
STCLO 2007-6A	Floating—04/2021—D—86176YAG7	Other/Structured Finance Securities	4.17%	4/17/2021	$5,000,000	4,077,701	3,500,000

						$390,023,603	$381,364,466

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

GSC Investment Corp.

Consolidated Schedule of Investments

February 28, 2011

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%	—	2,000	$—	$—
M/C Acquisition Corp.	Common	Equity	0.00%	—	378,434	68,806	—
Network Communications, Inc.	Common	Equity	0.00%	—	169,143	169,143	720,549
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%	—	2,624	224,656	128,576
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%	—	10,821	2,881,566	5,411
ABP Corporation (Au Bon Pain)	Term Loan	Loan	8.50%	2/28/2013	$3,678,254	3,663,509	3,641,471
Acosta, Inc.	Term B Loan	Loan	0.00%	3/1/2018	$500,000	500,000	504,625
Acosta, Inc.	Term Loan Retired 03/01/2011	Loan	4.50%	7/28/2013	$1,904,344	1,860,734	1,901,926
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.07%	6/1/2013	$253,920	236,167	236,570
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.06%	6/1/2013	$4,652,900	4,462,578	4,334,967
Aeroflex Incorporated	Tranche B-1 Term Loan Retired 05/09/2011	Loan	4.31%	8/15/2014	$3,896,513	3,839,728	3,906,254
Aeroflex Incorporated	Tranche B-2 Term Loan Retired 05/09/2011	Loan	4.81%	8/15/2014	$600,000	599,258	598,500
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	$617,575	593,524	571,257
Affordable Care, Inc.	Term Loan	Loan	0.00%	12/31/2015	$1,000,000	985,000	985,000
APS Healthcare, Inc.	Term Loan (First Lien)	Loan	3.52%	3/30/2013	$1,848,940	1,808,135	1,802,717
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	3.27%	7/3/2014	$5,925,000	5,811,967	5,828,719
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	509,033
Autotrader.com, Inc.	Tranche B Term Loan	Loan	4.75%	12/15/2016	$2,000,000	1,990,316	2,018,760
Axcan Intermediate Holdings Inc.	Term Loan	Loan	3.67%	2/10/2017	$1,333,333	1,323,393	1,346,453
AZ Chem US Inc.	Term Loan Retired 03/11/2011	Loan	6.75%	11/21/2016	$989,362	975,102	1,001,422
AZ Chem US Inc.	Term Loan Retired 03/11/2011	Loan	6.75%	11/21/2016	$2,968,085	2,989,634	3,004,266
Bankruptcy Management Solutions, Inc.	Term Loan B	Loan	7.50%	8/20/2014	$3,956,481	3,544,161	1,819,981
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan	Loan	7.61%	4/21/2015	$5,077,648	5,042,065	5,090,342
California Family Health LLC (fka CFF Acquisition LLC)	Term A Loan	Loan	7.50%	7/31/2015	$2,814,935	2,808,774	2,800,860
CCM Merger Inc. (Motor City Casino)	Term B Loan Retired 03/01/2011	Loan	8.50%	7/13/2012	$3,390,358	3,272,522	3,390,358
Celanese US Holdings LLC	Dollar Term B Loan (Non-Extended) Retired 05/06/2011	Loan	1.80%	4/2/2014	$682,863	669,206	684,495
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	0.00%	10/31/2016	$3,500,000	3,548,125	3,530,135
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	$3,000,000	2,970,945	3,027,510
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.81%	1/25/2017	$1,360,448	1,341,805	1,367,930
CHS/ Community Health Systems, Inc.	Non-Extended Delayed Draw Term Loan	Loan	2.56%	7/25/2014	$139,402	135,936	138,646
CHS/ Community Health Systems, Inc.	Non-Extended Term Loan	Loan	2.56%	7/25/2014	$2,705,964	2,640,759	2,691,298
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,861,233	1,845,123	1,870,539
Cinemark USA, Inc.	Extended Term Loan	Loan	3.54%	4/30/2016	$5,644,908	5,345,039	5,690,802
Citco III Limited	B Term Loan	Loan	4.46%	6/30/2014	$3,625,898	3,544,965	3,607,768
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	$5,286,113	4,848,098	5,173,783
Consolidated Precision Products Corp.	Term Loan	Loan	7.75%	4/17/2014	$1,421,747	1,406,721	1,393,312
Contec, LLC	Tranche B Term Loan	Loan	7.75%	7/28/2014	$2,658,068	2,620,135	2,409,991
Continental Alloys & Services, Inc.	Term Facility	Loan	8.50%	6/15/2012	$3,003,802	2,886,239	3,001,308

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.70%	2/10/2014	$877,007	$852,656	$873,876
Covanta Energy Corporation	Term Loan	Loan	1.81%	2/10/2014	$1,715,999	1,668,245	1,709,873
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$5,000,000	4,975,137	5,012,500
CRC Health Corporation	Term B-2 Loan	Loan	4.80%	11/16/2015	$2,000,000	1,877,839	1,992,500
Culligan International Company	Dollar Loan	Loan	2.52%	11/24/2012	$2,418,342	2,339,419	2,106,376
DeCrane Aerospace, Inc. (fka DeCrane Aircraft Holdings, Inc.)	Second Lien Term Loan	Loan	0.00%	2/21/2014	$969,493	924,594	664,103
Del Monte Foods Company	Initial Term Loan	Loan	0.00%	3/8/2018	$1,500,000	1,496,250	1,511,715
Dollar General Corporation	Tranche B-1 Term Loan	Loan	3.03%	7/7/2014	$5,378,602	5,118,264	5,389,036
DS Waters of America, Inc.	Term Loan	Loan	2.57%	10/29/2012	$495,888	482,802	485,350
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$997,500	979,658	1,005,809
Education Management LLC	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$7,112,226	6,533,750	6,997,790
eInstruction Corporation	Initial Term Loan	Loan	4.31%	7/2/2013	$3,036,981	2,892,088	2,794,023
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	1.40%	2/4/2016	$117,647	115,903	117,941
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,882,353	1,854,389	1,887,059
Emdeon Business Services LLC	Term Loan (First Lien)	Loan	2.27%	11/16/2013	$4,877,709	4,730,606	4,855,369
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.20%	12/29/2014	$2,643,542	2,449,987	2,573,330
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.20%	12/28/2015	$1,348,746	1,249,431	1,312,923
First Data Corporation	Non Extending B-1 Term Loan	Loan	3.01%	9/24/2014	$3,727,178	3,628,773	3,555,728
First Data Corporation	Non Extending B-2 Term Loan	Loan	3.01%	9/24/2014	$1,868,259	1,820,772	1,783,123
FleetCor Technologies Operating Company, LLC	Tranche 1 Term Loan	Loan	2.51%	4/30/2013	$4,461,805	4,354,515	4,461,805
FleetCor Technologies Operating Company, LLC	Tranche 2 Term Loan	Loan	2.51%	4/30/2013	$901,783	880,096	901,783
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.80%	12/18/2015	$1,295,106	1,291,172	1,246,540
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.30%	12/20/2016	$1,295,106	1,290,884	1,253,015
Freescale Semiconductor, Inc.	Extended Maturity Term Loan	Loan	4.51%	12/1/2016	$1,549,402	1,468,869	1,549,216
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.68%	3/31/2013	$4,269,542	4,234,546	4,255,069
Georgia-Pacific LLC	Term Loan B	Loan	2.30%	12/23/2012	$2,876,959	2,765,714	2,878,887
Georgia-Pacific LLC	Term Loan C	Loan	3.55%	12/23/2014	$2,520,062	2,390,204	2,529,210
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.96%	4/30/2014	$5,700,000	5,172,419	5,631,600
Graham Packaging Company, L.P.	C Term Loan	Loan	6.75%	4/5/2014	$4,586,342	4,586,342	4,605,467
Graphic Packaging International, Inc.	Term B Loan	Loan	2.30%	5/16/2014	$3,317,758	3,102,031	3,315,701
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.31%	12/5/2016	$3,548,952	3,412,119	3,531,207
GSI Holdings L.L.C.	Term Loan	Loan	3.32%	8/1/2014	$5,794,414	5,687,799	5,664,039
Hanger Orthopedic Group, Inc.	Term B Loan	Loan	5.25%	12/1/2016	$4,000,000	4,014,504	4,039,160
HCA Inc.	Tranche B-1 Term Loan	Loan	2.55%	11/18/2013	$5,734,690	5,470,319	5,720,353
Hilsinger Company, The	Term Loan	Loan	3.55%	12/31/2013	$1,438,859	1,411,074	1,294,973
Hoffmaster Group, Inc.	Term Loan (First Lien)	Loan	7.00%	6/2/2016	$3,728,750	3,656,667	3,733,411
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.56%	8/22/2014	$4,600,368	4,496,163	4,493,042
Hygenic Corporation, The	Term Loan	Loan	2.80%	4/30/2013	$1,731,548	1,674,176	1,614,668
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	6.02%	7/28/2015	$1,329,765	1,218,397	1,311,813

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	6.02%	7/28/2015	$2,548,716	$2,334,952	$2,514,308
Insight Equity A.P. X, LP	Term Loan	Loan	4.47%	12/18/2012	$1,568,246	1,561,020	1,411,421
Intrapac Corporation/Corona Holdco	1st Lien Term Loan	Loan	3.80%	5/18/2012	$3,813,798	3,717,037	2,855,581
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-1 Loan	Loan	4.75%	8/4/2016	$166,667	166,667	167,362
Inventiv Health, Inc. (fka Ventive Health, Inc)	Term B-2 Loan	Loan	1.63%	8/4/2016	$—	—	1,390
J. Crew Group, Inc.	Loan	Loan	0.00%	3/7/2018	$1,000,000	1,000,000	1,002,190
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$4,000,000	3,920,037	3,920,037
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.55%	3/8/2014	$3,863,090	3,536,408	3,752,026
Kinetek Industries, Inc.	Term B-1 Loan	Loan	3.94%	11/10/2013	$1,285,429	1,221,491	1,219,011
Kinetek Industries, Inc.	Term B-2 Loan	Loan	3.94%	11/10/2013	$130,372	123,957	123,636
Lender Processing Services, Inc.	Term Loan B	Loan	2.76%	7/2/2014	$633,750	630,214	631,373
Leslie's Poolmart, Inc.	Tranche B Term Loan (Expired 3.1.2011)	Loan	6.00%	11/21/2016	$4,000,000	4,006,665	4,040,000
M/C Acquisition Corp.	Tranche C Term Loan	Loan	1.00%	12/31/2012	$1,981,257	1,981,257	297,188
Matthew Warren Industries, Inc.	Term Loan	Loan	7.25%	11/1/2013	$1,396,992	1,332,049	1,131,564
National Diversified Sales, Inc.	Term Loan	Loan	3.56%	8/9/2011	$1,260,509	1,224,767	1,247,904
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.26%	8/9/2013	$4,924,279	4,806,327	4,936,590
Novelis, Inc.	Term Loan (Old)	Loan	5.25%	12/17/2016	$4,000,000	4,039,222	4,056,800
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	0.00%	4/27/2017	$4,000,000	3,960,000	3,960,000
NPC International, Inc.	Term Loan	Loan	2.04%	5/3/2013	$4,317,595	4,161,647	4,309,521
NRG Energy, Inc.	Extended Maturity Credit-Linked Deposit	Loan	3.55%	8/31/2015	$1,000,000	1,003,705	1,007,000
NRG Energy, Inc.	Original Maturity Credit-Linked Deposit	Loan	2.05%	2/1/2013	$739,113	723,964	738,085
NRG Energy, Inc.	Original Maturity Term Loan	Loan	2.04%	2/1/2013	$2,880,954	2,823,408	2,876,950
NuSil Technology LLC.	Tranche B Term Loan	Loan	6.00%	2/18/2015	$3,780,000	3,749,885	3,780,000
Nuveen Investments, Inc.	Non-Extended First-Lien Term Loan	Loan	3.30%	11/13/2014	$2,494,682	2,450,410	2,429,197
Nyco Holdings 3 ApS (Nycomed)	Facility B2	Loan	4.26%	12/29/2014	$1,766,354	1,687,712	1,730,391
Nyco Holdings 3 ApS (Nycomed)	Facility C2	Loan	4.76%	12/29/2015	$1,765,817	1,679,620	1,738,694
Onex Carestream Finance LP	Term Loan	Loan	0.00%	2/25/2017	$5,000,000	4,975,000	4,975,000
Pelican Products, Inc.	Term Loan Old	Loan	5.75%	11/30/2016	$3,000,000	2,971,226	3,020,010
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.56%	12/15/2014	$928,355	856,513	900,504
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	0.00%	1/31/2017	$—	(510)	(51,020)
Physician Oncology Services, LP	Effective Date Term Loan	Loan	0.00%	1/31/2017	$448,980	444,490	444,490
Pinnacle Foods Finance LLC	Term Loan	Loan	2.76%	4/2/2014	$4,818,867	4,668,244	4,808,555
PRA International	U.S. Term Loan	Loan	3.56%	12/15/2014	$1,286,657	1,187,087	1,222,324
Prestige Brands, Inc.	Term Loan	Loan	4.75%	3/24/2016	$4,167,500	4,152,819	4,189,629
QA Direct Holdings, LLC	Term Loan Retired 03/23/2011	Loan	8.25%	8/10/2014	$1,756,006	1,746,771	1,747,226
QCE, LLC (Quiznos)	Term Loan (First Lien)	Loan	5.01%	5/5/2013	$2,713,190	2,642,924	2,579,457
Quintiles Transnational Corp.	Term B Loan (First Lien)	Loan	2.31%	3/31/2013	$1,350,372	1,341,560	1,346,996
Ranpak Corp.	US Dollar Term Loan B (First Lien) Retired 04/20/2011	Loan	4.77%	12/27/2013	$2,729,247	2,702,688	2,592,785
Repconstrickland, Inc.	Term B Loan	Loan	10.00%	2/19/2014	$2,982,729	2,963,648	2,744,111
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan	Loan	2.56%	7/19/2013	$1,624,606	1,553,407	1,614,940
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$5,000,000	4,925,515	4,925,515
Royalty Pharma Finance Trust	Tranche B Term Loan	Loan	2.55%	4/16/2013	$4,111,216	4,104,705	4,126,633
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$500,000	497,514	503,540
Scotsman Industries, Inc.	Term Loan	Loan	5.51%	4/30/2016	$942,875	934,736	946,411
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	1.81%	3/5/2014	$623,301	607,432	619,592
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	1.81%	3/5/2014	$2,254,231	2,196,806	2,240,818
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	1.81%	3/5/2014	$1,418,608	1,377,771	1,410,167
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$4,000,000	3,961,772	4,030,000
Specialized Technology Resources, Inc.	Term Loan (First Lien)	Loan	2.76%	6/13/2014	$3,525,541	3,444,179	3,283,160

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. ("Saratoga CLO") (Continued)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.76%	2/28/2014	$500,000	$500,000	$503,325
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	2.01%	2/28/2014	$197,048	191,855	196,124
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.93%	2/28/2016	$4,557,119	4,416,466	4,579,905
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$1,000,000	985,480	1,005,000
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$359,815	347,869	238,604
Survey Sampling International, LLC	Term Loan	Loan	10.40%	12/31/2012	$1,775,683	1,766,073	1,154,194
Targus Holdings, Inc.	Tranche B Term Loan (First Lien)	Loan	8.75%	11/22/2012	$2,789,590	2,701,112	2,768,668
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	$4,000,000	3,940,238	3,940,000
Team Finance LLC (a.k.a Team Health Holdings, LLC)	Term Loan	Loan	2.27%	11/23/2012	$5,570,899	5,369,893	5,543,045
Telcordia Technologies, Inc.	Term Loan	Loan	6.75%	4/30/2016	$3,970,000	3,961,377	3,982,426
Texas Competitive Electric Holdings Company, LLC (TXU)	Initial Tranche B-2 Term Loan	Loan	3.79%	10/10/2014	$5,805,000	5,740,180	4,834,868
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.06%	6/15/2014	$2,412,500	2,359,447	2,320,029
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan B	Loan	2.51%	7/31/2013	$1,223,256	1,173,926	1,180,442
Triumph Group Inc.	Loan Retired 04/05/2011	Loan	4.50%	6/16/2016	$1,243,750	1,238,248	1,246,088
U.S. Security Holdings, Inc.	Acquisition Term Loan	Loan	4.04%	5/8/2013	$106,289	102,005	105,224
U.S. Security Holdings, Inc.	Tranche B Term Loan	Loan	4.04%	5/8/2013	$564,358	541,608	561,536
U.S. Silica Company	Loan	Loan	5.75%	5/9/2016	$1,343,250	1,337,430	1,344,929
United States Infrastructure Corporation (fka Stripe Acquisition, Inc.)	Term Loan	Loan	5.50%	5/13/2015	$1,393,000	1,381,246	1,394,741
Univar Inc.	Term B Loan	Loan	0.00%	6/30/2017	$3,000,000	3,000,000	3,000,000
USI Holdings Corporation	Tranche B Term Loan	Loan	2.77%	5/5/2014	$4,832,287	4,689,161	4,820,206
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	0.00%	12/22/2016	$4,000,000	4,000,000	4,000,000
Weasler Engineering, Inc.	Term Loan	Loan	6.76%	9/30/2013	$1,195,707	1,023,493	1,171,792
Weight Watchers International, Inc.	Term B Loan	Loan	1.81%	1/26/2014	$1,242,139	1,228,356	1,239,034
Weight Watchers International, Inc.	Term D Loan	Loan	2.56%	6/30/2016	$2,755,924	2,701,780	2,765,377
Wendy's/Arby's Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	$1,194,000	1,188,678	1,202,585
Wenner Media LLC	Term Loan	Loan	2.01%	10/2/2013	$2,830,535	2,750,229	2,717,314
Wesco Aircraft Hardware Corp.	Loan (Second Lien) Retired 04/07/2011	Loan	6.02%	3/28/2014	$1,720,000	1,655,183	1,721,428
Wil Research Laboratories, LLC	Term B Loan	Loan	4.31%	9/26/2013	$1,828,419	1,693,356	1,609,009
WireCo WorldGroup Inc.	Term Loan	Loan	5.25%	2/10/2014	$4,687,066	4,582,305	4,687,066
Worldwide Express Operations, LLC	Term Loan	Loan	7.50%	6/30/2013	$3,844,761	3,844,761	3,075,809
Yankee Candle Company, Inc.	Term Loan	Loan	2.27%	2/6/2014	$2,537,336	2,358,862	2,530,409
Yell Group Plc	Facility B1—YB (USA) LLC (11/2009)	Loan	4.01%	7/31/2014	$3,216,223	3,148,334	1,485,897
ALM 2010-1A	Floating—05/2020—B—00162VAE5	Other/Structured Finance Securities	2.58%	5/20/2020	$4,000,000	3,682,050	3,657,600
BABSN 2007-1A	Floating—01/2021—D1—05617AAA9	Other/Structured Finance Securities	3.55%	1/18/2021	$1,500,000	1,207,311	1,050,000
GALE 2007-3A	Floating—04/2021—E—363205AA3	Other/Structured Finance Securities	3.80%	4/19/2021	$4,000,000	3,235,640	2,800,000
KATO 2006-9A	Floating—01/2019—B2L—	Other/Structured	3.80%	1/25/2019	$5,000,000	4,115,337	3,500,000
	486010AA9	Finance Securities
Network Communications, Inc.	8.600%—01/2020—6412BAD3	Unsecured Notes	8.60%	1/14/2020	$1,028,572	3,260,000	743,452
STCLO 2007-6A	Floating—04/2021—D—86176YAG7	Other/Structured Finance Securities	3.90%	4/17/2021	$5,000,000	3,976,453	3,500,000
Elyria Foundry Company, LLC	13.000%—03/2013—290608AA6	Unsecured Notes	17.00%	3/1/2013	$2,040,000	2,006,316	1,500,012

						$402,031,794	$391,170,117

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 5. Income Taxes

        The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

        The Company owns 100% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the Internal Revenue Service to treat the Saratoga CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company.

        To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 29, 2012 and February 28, 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the Saratoga CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 29, 2012	February 28, 2011
Accumulated net investment income/(loss)	$(871)	$474
Accumulated net realized gains (losses) on investments	859	(474)
Additional paid-in-capital	12	—

        For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 29, 2012 and February 28, 2011 was as follows (dollars in thousands):

	February 29, 2012	February 28, 2011
Ordinary Income	$9,831	$11,796
Capital gains	—	—
Return of capital	—	—
Total	$9,831	$11,796

        For federal income tax purposes, as of February 29, 2012, the aggregate net unrealized depreciation for all securities is $8.3 million. The aggregate cost of securities for federal income tax purposes is $459.1 million.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 5. Income Taxes (Continued)

        For federal income tax purposes, as of February 28, 2011, the aggregate net unrealized depreciation for all securities is $18.2 million. The aggregate cost of securities for federal income tax purposes is $466.6 million.

        At February 29, 2012 and February 28, 2011, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company's consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 29, 2012	February 28, 2011
Post October loss deferred	$(12,117)	$(9,819)
Accumulated capital losses	(50,249)	(36,610)
Other temporary differences	(297)	(59)
Undistributed ordinary income	4,385	1,760
Unrealized depreciation	(8,266)	(18,172)
Total components of accumulated losses	$(66,544)	$(62,900)

        Post-October losses represent losses realized on investments from November 1, 2011 to February 29, 2012, in accordance with federal income tax regulations, the Company has elected to defer and treat as having arisen in the following fiscal year.

        The Company has incurred capital losses of $19.3, $14.1 and $3.2 million for the years ended February 28, 2011, 2010 and 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019, 2018 and 2017.

        The Company has incurred a short term capital loss of $11.5 million and a long term capital loss of $2.1 million for the year ended February 29, 2012. Such capital losses will be available to offset future capital gains. There is no expiration for these capital losses.

        Management has analyzed the Company's tax positions taken on federal income tax returns for all open years (fiscal years 2009-2012), and has concluded that no provision for uncertain income tax positions is required in the Company's financial statements.

        On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the "Modernization Act") was enacted, and the provisions with the Modernization Act are effective for the Company for the year ended February 29, 2012. The Modernization Act is the first major piece of legislation affecting RICs since 1986 and it modernizes several of the federal income and excise tax provisions related to RICs. Some highlights of the enacted provisions are as follows:

        New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss.

        The Modernization Act contains simplification provisions, which are aimed at preventing disqualification of a RIC for "inadvertent" failures of the asset diversification and/or qualifying income

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 5. Income Taxes (Continued)

tests. Additionally, the Modernization Act exempts RICs from the preferential dividend rule, and repealed the 60-day designation requirement for certain types of pay-through income and gains.

        Finally, the Modernization Act contains several provisions aimed at preserving the character of distributions made by a fiscal year RIC during the portion of its taxable year ending after October 31 or December 31, reducing the circumstances under which a RIC might be required to file amended Forms 1099 to restate previously reported distributions.

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

        The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our "incentive fee capital gains," which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 6. Agreements (Continued)

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

        For the years ended February 29, 2012, February 28, 2011 and 2010, we incurred $1.6, $1.6 and $2.0 million in base management fees, respectively. For the years ended February 29, 2012, February 28, 2011 and 2010, we incurred $0.5, $0.4 and $0.3 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2011, we incurred $0.4 million in incentive fees related to pre-incentive fee net investment income and recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in "Note 14.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 6. Agreements (Continued)

Recapitalization Transaction" below. For the year ended February 29, 2012, we accrued $0.7 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 29, 2012, $0.4 million of base management fees and $2.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of February 28, 2011, $2.2 million of management and incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

        The amount payable to GSCP (NJ), L.P., our former investment adviser and administrator, as administrator was capped to the effect that such amount, together with our other operating expenses, could not exceed an amount equal to 1.5% per annum of our net assets attributable to common stock. In addition, for the one-year term of the administration agreement that expired on March 21, 2011, GSCP (NJ), L.P. had agreed to waive our reimbursement obligation under the administration agreement until our total assets exceeded $500 million.

        For the years ended February 29, 2012, February 28, 2011 and 2010, we recognized $1.0, $0.8 and $0.7 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 29, 2012, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

Note 7. Borrowings

        As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

        On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the "Revolving Facility"). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the "Term Facility" and, together with the Revolving Facility, the "Facilities"), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 7. Borrowings (Continued)

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

        On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the "Replacement Facility") with Madison Capital Funding LLC, in each case, described in "Note 14. Recapitalization Transaction" below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder.

        On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

  •
  expand the borrowing capacity under the credit facility from $40 million to $45 million;

  •
  extend the period during which we may make and repay borrowings under the credit facility from July 30, 2013 to February 24, 2015 (the "Revolving Period"). The Revolving Period may upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the credit facility are due and payable five years after the end of the Revolving Period; and

  •
  remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

        As of February 29, 2012, there was $20.0 million outstanding under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 29, 2012, February 28, 2011 and

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 7. Borrowings (Continued)

2010, we recorded $0.6, $2.2 and $3.5 million of interest expense, respectively. For the years ended February 29, 2012, February 28, 2011 and 2010, we recorded $0.7, $0.4 and $0.6 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the years ended February 29, 2012, February 28, 2011and 2010 on the outstanding borrowings ranged from 0.75% to 7.50%, 7.50% to 9.25%, and 1.37% to 9.25% respectively.

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

        Our borrowing base under the Replacement Facility was $27.9 million at February 29, 2012. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent quarterly report on Form 10-Q filed with the SEC. Accordingly, the February 29, 2012 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended November 30, 2011. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 8. Interest Rate Cap Agreements (Continued)

        The agreements provide for a payment to us in the event LIBOR exceeds 8%, mitigating our exposure to increases in LIBOR. With respect to calculating the payments under these agreements, the notional amount is determined based on a pre-determined schedule set forth in the respective agreements which provides for a reduction in the notional amount at specified dates until the maturity of the agreements. As of November 30, 2010, we did not receive any such payments as the LIBOR has not exceeded 8%. As of February 29, 2012, the total notional amount outstanding for the interest rate caps was $29.9 million with an aggregate fair value of $75, which is recorded in outstanding interest cap at fair value on our consolidated statements of assets and liabilities. For the years ended February 29, 2012, February 28, 2011 and 2010, we recorded $(16,190), $(25,884) and $2,634 of unrealized (depreciation) /appreciation, respectively, on derivatives in our consolidated statements of operations related to the change in the fair value of the interest rate cap agreements.

        The table below summarizes our interest rate cap agreements as of February 29, 2012 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$19,592	8.0%	Feb 2014	$.05
Interest Rate Cap	Free Standing Derivative	10,332	8.0	Nov 2013	.02

	Net fair value				$.07

        The table below summarizes our interest rate cap agreements as of February 28, 2011 (dollars in thousands):

Instrument	Type	Notional	Interest Rate	Maturity	Fair Value
Interest Rate Cap	Free Standing Derivative	$29,388	8.0%	Feb 2014	$12
Interest Rate Cap	Free Standing Derivative	23,966	8.0	Nov 2013	4

	Net fair value				$16

Note 9. Directors Fees

        The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors' and officers' liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors' fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are "interested persons" of the Company (as such term is defined in the 1940 Act). For the years ended February 29, 2012, February 28, 2011 and 2010, we accrued $0.2, $0.4 and $0.3 million for directors' fees expense, respectively. As of February 29, 2012 and February 28, 2011, $49,500 and $51,000 in directors' fees expense were unpaid and included in accounts payable and

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 9. Directors Fees (Continued)

accrued expenses in the consolidated statements of assets and liabilities. As of February 29, 2012, we had not issued any common stock to our directors as compensation for their services.

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

Note 11. Earnings Per Share

        In accordance with the provisions of FASB ASC 260, "Earnings per Share" ("ASC 260"), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 11. Earnings Per Share (Continued)

average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

        The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 29, 2012, February 28, 2011 and 2010 (dollars in thousands except share and per share amounts):

Basic and diluted	February 29, 2012	February 28, 2011	February 28, 2010
Net increase (decrease) in net assets from operations	$13,275	$16,958	$(10,463)
Weighted average common shares outstanding	3,434,345	2,437,577	1,061,351
Earnings (loss) per common share-basic and diluted	$3.87	$6.96	$(9.86)

Note 12. Dividend

        On November 15, 2011, we declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.

        Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock, or 18% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.1171 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011. The financial statements for the period ended November 30, 2011 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

        On November 12, 2010, we declared a dividend of $4.40 per share payable on December 23, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

        Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010. The financial statements for the period ended November 30, 2010 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 12. Dividend (Continued)

ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

        The following tables summarize dividends declared during the years ended February 29, 2012, February 28, 2011 and 2010 (dollars in thousands except per share amounts):

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 13. Financial Highlights

        The following is a schedule of financial highlights for the years ended February 29, 2012, February 28, 2011, 2010, 2009 and February 29, 2008:

        For 2010, 2009 and 2008, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
Per share data:(7)
Net asset value at beginning of period	$26.26	$32.75	$82.00	$118.00	$140.30
Net investment income(1)	1.66	2.15	5.40	16.70	13.00
Net realized and unrealized gains and losses on investments and derivatives	2.21	4.81	(15.30)	(42.40)	(19.80)

Net increase (decrease) in net assets from operations	3.87	6.96	(9.90)	(25.70)	(6.80)
Distributions declared from net investment income	(3.00)	(4.40)	(18.25)	(10.30)	(13.70)
Distributions declared from net realized capital gains	—	—	—	—	(1.80)

Total distributions to stockholders	(3.00)	(4.40)	(18.25)	(10.30)	(15.50)
Other(5)	(2.01)	(9.05)	(21.10)	—	—
Net asset value at end of period	$25.12	$26.26	$32.75	$82.00	$118.00
Net assets at end of period	$97,380,150	$86,071,454	$55,478,152	$68,013,777	$97,869,040
Shares outstanding at end of period	3,876,661	3,277,077	1,694,010	829,138	829,138
Per share market value at end of period(7)	$15.88	$21.25	$19.20	$19.90	$110.40
Total return based on market value(2)	12.82%	38.25%	113.10%	(70.33)%	0.45%
Total return based on net asset value(3)	17.51%	0.16%	(11.92)%	14.40%	10.96%
Ratio/Supplemental data:(6)
Ratio of net investment income to average, net assets(4)(6)	6.11%	6.53%	8.10%	15.19%	8.11%
Ratio of operating expenses to average net assets(4)	5.63%	12.05%	9.78%	7.12%	5.91%
Ratio of incentive management fees to average net assets	1.35%	2.45%	0.52%	2.05%	0.64%
Ratio of credit facility related expenses to average net assets	1.39%	3.42%	6.54%	3.05%	4.51%
Ratio of total expenses to average net assets(4)	8.36%	12.02%	16.84%	12.23%	11.05%

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

(4)
For the year ended February 28, 2011, net of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 6.87%, 11.71%, and 11.68%, respectively. For the year ended February 28, 2010, net of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.12%, 8.71% and 15.77%, respectively. For the year ended February 28, 2009, net of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 16.21%, 5.94% and 11.04%, respectively. For the year ended February 29, 2008, net of the expense waiver and reimbursement agreement, the ratio of net investment income, operating expenses, total expenses to average net assets is 9.63%, 4.51% and 9.45%, respectively.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 13. Financial Highlights (Continued)

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 14. Recapitalization Transaction (Continued)

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

Note 15. Selected Quarterly Data (Unaudited)

	2012
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,947	$3,033	$2,887	$2,387
Net investment income	1,578	824	2,720	579
Net realized and unrealized gain (loss)	1,501	5,390	(4,448)	5,131
Net increase (decrease) in net assets resulting from operations	3,081	6,213	(1,728)	5,709
Net investment income (loss) per common share at end of each quarter	$0.79	$1.88	$(0.53)	$1.74
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.37	$1.63	$(1.36)	$1.57
Dividends declared per common share	$—	$3.00	$—	$—
Net asset value per common share	$25.12	$24.32	$27.48	$28.01

	2011
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,624	$4,580	$2,566	$2,270
Net investment income	830	1,935	2,482	2
Net realized and unrealized gain	3,463	1,375	4,218	2,653
Net increase in net assets resulting from operations	4,294	3,310	6,700	2,655
Net investment income per common share at end of each quarter	$0.25	$0.70	$1.21	$0.00
Net realized and unrealized gain per common share at end of each quarter	$1.06	$0.50	$2.06	$1.57
Dividends declared per common share	$—	$4.40	$—	$—
Net asset value per common share	$26.26	$24.95	$29.71	$34.32

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 29, 2012

Note 15. Selected Quarterly Data (Unaudited) (Continued)

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

Note 16. Subsequent Events

        Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the years ended February 29, 2012 except for the following:

        On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received an SBIC license from the SBA. See "Item 1. Business—Regulation—Small Business Investment Company Regulations." The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.

        If we receive this exemptive relief from the SEC, we will have increased capacity to fund up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur.