Form 10-Q
period 2012-05-31
SARATOGA INVESTMENT CORP.
filed 2012-07-16
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 16, 2012 was 3,876,661.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2012

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2012	February 29, 2012
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $83,648,205 and $73,161,722, respectively)	$81,495,260	$69,513,434
Control investments (cost of $22,684,908 and $23,540,517, respectively)	25,234,885	25,846,414
Total investments at fair value (amortized cost of $106,333,113 and $96,702,239, respectively)	106,730,145	95,359,848
Cash and cash equivalents	2,377,041	1,325,698
Cash and cash equivalents, reserve accounts	26,058,523	25,534,195
Outstanding interest rate cap at fair value (cost of $0 and $131,000, respectively)	—	75
Interest receivable, (net of reserve of $347,052 and $273,361, respectively)	1,290,779	1,689,404
Deferred credit facility financing costs, net	1,098,341	1,199,490
Management fee receivable	227,850	227,581
Other assets	53,215	94,823
Receivable from unsettled trades	—	59,511
Total assets	$137,835,894	$125,490,625

LIABILITIES
Revolving credit facility	$20,000,000	$20,000,000
Payable for unsettled trades	13,335,300	4,072,500
Management and incentive fees payable	3,135,987	2,885,670
Accounts payable and accrued expenses	561,711	704,949
Interest and credit facility fees payable	161,979	53,262
Due to manager	70,000	394,094
Total liabilities	$37,264,977	$28,110,475

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,876,661 and 3,876,661 common shares issued and outstanding, respectively	$3,877	$3,877
Capital in excess of par value	161,644,426	161,644,426
Distribution in excess of net investment income	(12,647,278)	(13,920,068)
Accumulated net realized loss from investments and derivatives	(48,827,137)	(48,874,767)
Net unrealized appreciation (depreciation) on investments and derivatives	397,029	(1,473,318)
Total Net Assets	100,570,917	97,380,150

Total liabilities and Net Assets	$137,835,894	$125,490,625

NET ASSET VALUE PER SHARE	$25.94	$25.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended May 31, 2012	For the three months ended May 31, 2011
	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$2,064,985	$1,497,889
Control investments	1,045,785	889,577
Total interest income	3,110,770	2,387,466
Interest from cash and cash equivalents	2,846	4,148
Management fee income	499,840	506,368
Other income	5,726	—
Total investment income	3,619,182	2,897,982

EXPENSES
Interest and credit facility financing expenses	625,703	369,910
Base management fees	458,808	398,464
Professional fees	345,839	293,628
Administrator expenses	250,000	240,000
Incentive management fees	430,271	721,725
Insurance	130,307	156,982
Directors fees and expenses	51,000	51,000
General & administrative	51,341	86,354
Other expense	3,123	1,310
Total expenses	2,346,392	2,319,373

NET INVESTMENT INCOME	1,272,790	578,609

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	178,630	98,008
Net realized loss from derivatives	(131,000)	—
Net unrealized appreciation on investments	1,739,422	5,043,135
Net unrealized appreciation (depreciation) on derivatives	130,925	(10,542)
Net gain on investments	1,917,977	5,130,601

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,190,767	$5,709,210

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.82	$1.74

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,876,661	3,277,077

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2012

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 81.0% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.75% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.5%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 13.25% Cash, 9/13/2014	$950,000	950,000	950,000	0.9%

		Total Aerospace		3,500,000	3,500,000	3.4%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 10.00% Cash, 11/28/2016	$7,000,000	7,000,000	7,000,000	7.0%

Take 5 Oil Change, L.L.C. (d), (h)	Automotive	Common Stock	7,128	712,800	712,800	0.7%

		Total Automotive		7,712,800	7,712,800	7.7%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$317,050	317,050	212,360	0.2%

		Total Building Products		677,374	212,360	0.2%

SourceHOV LLC (d)	Business Services	Second Lien Term Loan 10.50% Cash, 4/30/2018	$3,000,000	2,600,000	2,550,300	2.5%

		Total Business Services		2,600,000	2,550,300	2.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,970,000	3,906,049	3,970,000	3.9%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	985,215	1.0%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	62,413	566,765	3,681,119	3.7%

		Total Consumer Products		6,272,293	8,636,334	8.6%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,601,266	2,397,435	2,497,216	2.5%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,924,557	2,947,500	2.9%

		Total Consumer Services		5,321,992	5,444,716	5.4%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 6.75% (1.00% Cash/5.75% PIK), 12/31/2012	$2,795,497	1,641,562	559,099	0.6%

M/C Acquisition Corp., LLC (d), (h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,671,804	559,099	0.6%

Advanced Lighting Technologies, Inc. (d)	Electronics	Second Lien Term Loan 6.24% Cash, 6/1/2014	$2,000,000	1,913,016	2,000,000	2.0%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 10.50% (6.50% Cash/4.00% PIK), 5/1/2013	$7,647,116	$7,647,116	7,224,231	7.2%

		Total Electronics		9,560,132	9,224,231	9.2%

USS Parent Holding Corp. (d), (h)	Environmental	Non Voting Common Stock	765	133,002	103,232	0.1%

USS Parent Holding Corp. (d), (h)	Environmental	Voting Common Stock	17,396	3,025,798	2,348,521	2.3%

		Total Environmental		3,158,800	2,451,753	2.4%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,000,000	3,022,500	3,022,500	3.0%

HOA Restaurant Group, LLC. (d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,883,530	3,800,000	3.8%

		Total Food and Beverage		6,906,030	6,822,500	6.8%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,937,500	4,859,708	4,794,806	4.8%

		Total Healthcare Services		4,859,708	4,794,806	4.8%

McMillin Companies LLC (d), (h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	518,094	289,465	0.3%

		Total Homebuilding		518,094	289,465	0.3%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$994,648	981,303	994,648	1.0%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,946,332	4,000,000	4.0%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,581,758	6,364,599	6,417,214	6.4%

		Total Logistics		11,292,234	11,411,862	11.4%

Sabre Industries, Inc (d)	Manufacturing	Senior Unsecured Loan 15.00% (12.00% Cash/3.00% PIK), 6/6/2016	$6,044,262	5,905,699	6,044,262	6.0%

		Total Manufacturing		5,905,699	6,044,262	6.0%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,577,025	7,412,143	6,788,257	6.7%

Elyria Foundry Company, LLC (d), (h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,412,143	6,788,257	6.7%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,422,095	1,946,320	978,769	0.9%

Network Communications, Inc. (d), (h)	Publishing	Common Stock	211,429	—	367,886	0.4%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00% Cash, 8/1/2014	$4,838,570	4,332,782	3,705,860	3.7%

		Total Publishing		6,279,102	5,052,515	5.0%

Sub Total Non-control/Non-affiliated investments				83,648,205	81,495,260	81.0%

Control investments - 25.1% (b)

GSC Partners CDO GP III, LP (g), (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 18.92%, 1/21/2020	$30,000,000	22,684,908	25,234,885	25.1%

Sub Total Control investments				22,684,908	25,234,885	25.1%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f), (h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 106.1% (b)				$106,333,113	$106,730,145	106.1%

(a)   All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $100,570,917 as of May 31, 2012.

(c)   Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)   18.92% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(g)   As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,045,785	$499,840	$—	$244,080
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)  Non-income producing at May 31, 2012.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—71.4%(b)
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 11.77% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.6%
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 12.52% Cash, 9/13/2014	$950,000	950,000	950,000	1.0%
		Total Aerospace		3,500,000	3,500,000	3.6%
Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%
Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%
Legacy Cabinets, Inc.(d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$312,198	312,198	221,629	0.2%
		Total Building Products		672,522	221,629	0.2%
Targus Group International, Inc.(d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,980,000	3,911,828	3,944,976	4.1%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	963,621	1.0%
Targus Holdings, Inc.(d)(h)	Consumer Products	Common Stock	62,413	566,765	2,675,645	2.7%
		Total Consumer Products		6,278,072	7,584,242	7.8%
CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,684,141	2,462,831	2,448,205	2.5%
PrePaid Legal Services, Inc.(d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,920,411	2,940,000	3.0%
		Total Consumer Services		5,383,242	5,388,205	5.5%
M/C Acquisition Corp., LLC(d)	Education	First Lien Term Loan 10.00% (4.25% Cash/5.75% PIK), 12/31/2012	$2,944,596	1,790,662	591,864	0.6%
M/C Acquisition Corp., LLC(d)(h)	Education	Class A Common Stock	544,761	30,242	—	0.0%
		Total Education		1,820,904	591,864	0.6%
Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.25% Cash, 6/1/2014	$2,000,000	1,902,053	1,910,400	2.0%
Group Dekko, Inc.(d)	Electronics	Second Lien Term Loan 10.50% (6.50% Cash/4.00% PIK), 5/1/2013	$7,571,152	7,571,152	7,003,316	7.2%
		Total Electronics		9,473,205	8,913,716	9.2%
USS Parent Holding Corp.(d)(h)	Environmental	Non Voting Common Stock	765	133,002	97,810	0.1%
USS Parent Holding Corp.(d)(h)	Environmental	Voting Common Stock	17,396	3,025,798	2,225,180	2.3%
		Total Environmental		3,158,800	2,322,990	2.4%
DCS Business Services, Inc.(d)	Financial Services	First Lien Term Loan 14.00% Cash, 9/30/2012	$1,600,000	1,604,464	1,600,000	1.6%
Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 3/31/2012	$1,406,768	1,389,640	1,368,785	1.4%
HOA Restaurant Group, LLC.(d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,880,000	3,880,000	4.0%
		Total Food and Beverage		5,269,640	5,248,785	5.4%
Maverick Healthcare Group(d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,950,000	4,867,725	4,824,270	5.0%
McMillin Companies LLC(d)(h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	511,952	288,915	0.3%
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$997,118	982,954	997,118	1.0%
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,943,183	4,000,000	4.1%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,680,276	6,412,355	6,103,100	6.3%
		Total Logistics		11,338,492	11,100,218	11.4%
Sabre Industries, Inc(d)	Manufacturing	Senior Unsecured Loan 15.00% (12.00% Cash/3.00% PIK), 6/6/2016	$6,000,000	5,852,741	6,000,000	6.2%
Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,428,456	7,224,787	6,537,041	6.7%
Elyria Foundry Company, LLC(d)(h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%
		Total Metals		7,224,787	6,537,041	6.7%
Network Communications, Inc.(d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,422,095	1,924,577	1,044,892	1.0%
Network Communications, Inc.(d)(h)	Publishing	Common Stock	211,429	—	691,373	0.7%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 5.00% (4.00% Cash/ 1.00% PIK), 8/1/2014	$4,839,526	4,280,599	3,655,294	3.8%
		Total Publishing		6,205,176	5,391,559	5.5%
Sub Total Non-control/Non-affiliated investments				73,161,722	69,513,434	71.4%
Control investments—26.5%(b)
GSC Partners CDO GP III, LP(g)(h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(d)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 17.38%, 1/21/2020	$30,000,000	23,540,517	25,846,414	26.5%
Sub Total Control investments				23,540,517	25,846,414	26.5%
Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(f)(h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%
TOTAL INVESTMENTS—97.9%(b)				$96,702,239	$95,359,848	97.9%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$19,591,837	$87,000	$54	0.0%
Interest rate cap	8.0%	11/30/2013	10,332,000	44,000	21	0.0%
Total Outstanding interest rate cap				$131,000	$75	0.0%

*	Amounts to less than 0.05%

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

	Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
	GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,198,007	$2,011,516	$—	$6,938,209
	GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 29, 2012.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the three months ended May 31, 2012	For the three months ended May 31, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$1,272,790	$578,609
Net realized gain from investments	178,630	98,008
Net realized loss from derivatives	(131,000)	—
Net unrealized appreciation on investments	1,739,422	5,043,135
Net unrealized appreciation (depreciation) on derivatives	130,925	(10,542)
Net increase in net assets from operations	3,190,767	5,709,210

Total increase in net assets	3,190,767	5,709,210
Net assets at beginning of period	97,380,150	86,071,454
Net assets at end of period	$100,570,917	$91,780,664

Net asset value per common share	$25.94	$28.01
Common shares outstanding at end of period	3,876,661	3,277,077

Distribution in excess of net investment income	$(12,647,278)	$(8,340,281)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the three months ended May 31, 2012	For the three months ended May 31, 2011
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$3,190,767	$5,709,210
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(326,462)	(619,583)
Net accretion of discount on investments	(244,768)	(158,918)
Amortization of deferred credit facility financing costs	101,149	170,744
Net realized gain from investments	(178,630)	(98,008)
Net realized loss from derivatives	131,000	—
Net unrealized appreciation on investments	(1,739,422)	(5,043,135)
Net unrealized (appreciation) depreciation on derivatives	(130,925)	10,542
Proceeds from sale and redemption of investments	4,454,285	6,965,659
Purchase of investments	(13,335,300)	(14,677,353)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(524,328)	922,206
Interest receivable	398,625	344,182
Management fee receivable	(269)	2,358
Other assets	41,608	(240,857)
Receivable from unsettled trades	59,511	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	9,262,800	9,903,626
Management and incentive fees payable	250,317	171,300
Accounts payable and accrued expenses	(143,238)	(95,712)
Interest and credit facility fees payable	108,717	(21,969)
Due to manager	(324,094)	583,972
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,051,343	3,828,264

Financing activities
Paydowns on debt	—	(4,500,000)
NET CASH USED BY FINANCING ACTIVITIES	—	(4,500,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,051,343	(671,736)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,325,698	10,735,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,377,041	$10,064,019

Supplemental Information:
Interest paid during the period	$415,837	$221,135

Supplemental non-cash information
Paid-in-kind interest income	$326,462	$619,583
Net accretion of discount on investments	$244,768	$158,918
Amortization of deferred credit facility financing costs	$101,149	$170,744

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” in conjunction with the transaction described in “Note 12. Recapitalization Transaction” below.

We are externally managed and advised by our investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant to an investment advisory and management agreement. Prior to July 30, 2010, we were managed and advised by GSCP (NJ), L.P.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC) and Saratoga Investment Corp. SBIC, LP. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Pursuant to section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as a money market fund if such investment would cause the Company to exceed any of the following limitations:

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

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on secured investments or other reserved amounts associated with our $45 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•                  Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with our senior management of our Manager; and

•                  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

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

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with our credit facility are deferred and amortized using the straight line method over the life of the facility.

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

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of May 31, 2012 and February 29, 2012, there were no uncertain tax positions.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is approved by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

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

New Accounting Pronouncements

In December 2011, the FASB issued (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company is also exposed to credit risk related to maintaining all of its cash and cash equivalents, including those in reserve accounts, at a major financial institution and credit risk related to any of its derivative counterparties.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of May 31, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$43,622	$43,622
Second lien term loans	—	—	11,774	11,774
Senior secured notes	—	—	10,878	10,878
Senior unsecured loans	—	—	6,044	6,044
Unsecured notes	—	—	1,964	1,964
Structured finance securities	—	—	25,234	25,234
Equity interests	—	—	7,214	7,214
Limited partnership interests	—	—	—	—
Total	$—	$—	$106,730	$106,730

The following table presents fair value measurements of investments, by major class, as of February 29, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$36,196	$36,196
Second lien term loans	—	—	8,914	8,914
Senior secured notes	—	—	10,706	10,706
Senior unsecured loans	—	—	6,000	6,000
Unsecured notes	—	—	2,008	2,008
Structured finance securities	—	—	25,846	25,846
Equity interests	—	—	5,690	5,690
Limited partnership interests	—	—	—	—
Total	$—	$—	$95,360	$95,360

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	611	174	(25)	(9)	(66)	244	811	1,740
Purchases and other adjustments to cost	10,203	2,718	197	53	22	—	713	13,906
Sales and redemptions	(3,567)	(32)	—	—	—	(856)	—	(4,455)
Net realized gain from investments	179	—	—	—	—	—	—	179
Balance as of May 31, 2012	$43,622	$11,774	$10,878	$6,044	$1,964	$25,234	$7,214	$106,730

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of May 31, 2012 is $1,714,104 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2012 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range

First lien term loans	$43,622	Market Comparables	Market Yield (%)	7.4% - 29.5%
		Market Quotes	Third-Party Bid	76.6 - 100.0

Second lien term loans	11,774	Market Comparables	Market Yield (%)	17.3%
		Market Quotes	Third-Party Bid	85.0 - 100.0

Senior secured notes	10,878	Market Comparables	Market Yield (%)	26.5%
		Market Quotes	Third-Party Bid	95.0
		Discounted Cash Flow	Discount Rate (%)	42.5%
			EBITDA Multiples (x)	5.5x

Senior unsecured loans	6,044	Market Comparables	Market Yield (%)	13.3%
			EBITDA Multiples (x)	8.0x

Unsecured notes	1,964	Market Comparables	Market Yield (%)	20.0% - 21.2%

Structured finance securities	25,234	Discounted Cash Flow	Discount Rate (%)	15% - 19%

Equity interests	7,214	Market Comparables	EBITDA Multiples (x)	3.0x - 7.3x

(1) For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of May 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$45,194	42.5%	$43,622	40.9%
Second lien term loans	12,160	11.5	11,774	11.0
Senior secured notes	11,814	11.1	10,878	10.2
Senior unsecured loans	5,905	5.6	6,044	5.7
Unsecured notes	3,746	3.5	1,964	1.8
Structured finance securities	22,685	21.3	25,234	23.6
Equity interests	4,829	4.5	7,214	6.8
Limited partnership interests	—	—	—	—
Total	$106,333	100%	$106,730	100%

The composition of our investments as of February 29, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,379	39.7%	$36,196	38.0%
Second lien term loans	9,473	9.8	8,914	9.4
Senior secured notes	11,617	12.0	10,706	11.2
Senior unsecured loans	5,852	6.1	6,000	6.3
Unsecured notes	3,724	3.8	2,008	2.1
Structured finance securities	23,541	24.3	25,846	27.1
Equity interests	4,116	4.3	5,690	5.9
Limited partnership interests	—	—	—	—
Total	$96,702	100.0%	$95,360	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We used the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2012. The significant inputs for the valuation model included:

•                  Default rates: 3.0%

•                  Recovery rates: 70% loans; 35% bonds

•                  Reinvestment rates: LIBOR plus 400 basis points

•                  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended May 31, 2012 and May 31, 2011, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.0 million and $0.9 million in interest income, respectively, due from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At May 31, 2012, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.2 million, whereas the net asset value of Saratoga CLO on such date was $24.8 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2012, Saratoga CLO had investments with a principal balance of $372.6 million and a weighted average spread over LIBOR of 3.7%, and had debt with a principal balance of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2012, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $44.1 million, which had a present value of approximately $25.7 million, using a 20% discount rate. At May 31, 2012, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $25.2 million, which was greater than the net asset value of Saratoga CLO on such date by approximately $0.4 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2012 and February 29, 2012 and for the three months ended May 31, 2012 and May 31, 2011.

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

(unaudited)

	As of
	May 31, 2012	February 29, 2012

ASSETS

Investments
Fair Value Loans	$358,945,479	$365,780,893
Fair Value Other/Structured finance securities	15,583,573	15,583,573
Total investments at fair value	374,529,052	381,364,466
Cash and cash equivalents	17,407,340	17,815,082
Receivable from open trades	6,522,078	10,046,640
Interest receivable	1,797,702	1,581,438
Deferred bond issuance	2,637,535	2,819,118
Total assets	$402,893,707	$413,626,744

LIABILITIES

Interest payable	$806,110	$826,741
Payable from open trades	13,340,744	24,857,147
Accrued senior collateral monitoring fee	45,570	45,516
Accrued subordinate collateral monitoring fee	182,280	182,064
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(462,241)	(477,483)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(488,982)	(505,106)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,257,859)	(1,299,337)
Total liabilities	$378,125,666	$389,589,586

PARTNERS’ CAPITAL

Preference shares principal	$30,000,000	$30,000,000
Preferred shares	14,577,740	9,478,573
Partners distributions	(22,419,206)	(20,540,583)
Net income	2,609,507	5,099,168
Total capital	24,768,041	24,037,158

Total liabilities and partners’ capital	$402,893,707	$413,626,744

GSC Investment Corp. CLO 2007

Statements of Operations

(unaudited)

	For the three months ended May 31, 2012	For the three months ended May 31, 2011

INVESTMENT INCOME
Interest from investments	$4,917,725	$5,364,764
Interest from cash and cash equivalents	5,283	3,567
Other income	211,540	244,292
Total investment income	5,134,548	5,612,623

EXPENSES
Interest expense	1,814,331	1,601,334
Professional fees	196,374	184,830
Misc. Fee Expense	33,759	12,109
Senior collateral monitoring fee	99,968	101,274
Subordinate collateral monitoring fee	399,872	405,094
Trustee expenses	24,925	24,960
Amortization expense	254,427	254,427
Total expenses	2,823,656	2,584,028

NET INVESTMENT INCOME	2,310,892	3,028,595

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	1,089,054	(5,922,236)
Net unrealized appreciation/(depreciation) on investments	(790,439)	5,078,005
Net gain/(loss) on investments	298,615	(844,231)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,609,507	$2,184,364

GSC Investment Corp.

Consolidated Schedule of Investments

May 31, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	$1,995,000	1,981,718	1,993,564
ACCO Brands Corporation	Term B Loan	Loan	4.25%	5/1/2019	$497,500	492,582	497,087
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	$4,183,659	4,120,466	4,131,363
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	5.00%	6/1/2013	$250,656	242,884	247,315
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	5.00%	6/1/2013	$4,572,074	4,488,422	4,511,129
Aeroflex Incorporated	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,621,379	3,605,979	3,512,738
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,995,000	1,949,335	1,963,998
Alpha Topco Limited (Formula One)	Facility B1 (2012)	Loan	0.00%	6/21/2018	$2,000,000	1,960,000	1,979,160
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,975,000	1,967,253	1,910,812
Armstrong World Industries, Inc	Term Loan B-1	Loan	4.00%	3/10/2018	$499,136	494,304	494,145
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$994,643	992,425	988,556
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,610,396	5,573,016
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	503,683
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,860,010	3,860,010	3,841,907
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,962,500	4,941,368	4,912,875
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$1,836,364	1,784,851	1,849,567
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	4.75%	6/1/2018	$1,535,348	1,534,493	1,519,994
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	$2,805,952	2,782,403	2,797,759
BJ’s Wholesale Club, Inc.	Replacement First Lien Term Facility	Loan	5.25%	9/28/2018	$2,488,747	2,392,295	2,482,525
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,998,952	2,946,328	2,967,103
Camp International Holding Company	Initial Term Loan (First Lien)	Loan	0.00%	5/31/2019	$1,000,000	990,000	997,000
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,983,945	2,943,909	2,939,186
Capsugel Holdings US, Inc.	Initial Term Loan	Loan	5.25%	8/1/2018	$3,897,391	3,887,844	3,895,754
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.22%	10/31/2016	$3,456,030	3,495,157	3,435,743
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	$2,456,053	2,437,400	2,438,860
Charter Communications Operating, LLC	Term C Loan	Loan	3.72%	9/6/2016	$3,078,323	3,072,973	3,032,579
Charter Communications Operating, LLC	Term D Loan	Loan	4.00%	5/15/2019	$2,000,000	1,990,193	1,972,500
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.97%	1/25/2017	$4,064,516	3,944,344	3,969,000
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,396,331	1,387,180	1,387,604
Cinemark USA, Inc.	Extended Term Loan	Loan	3.54%	4/30/2016	$5,573,634	5,349,414	5,529,045
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	$4,735,070	4,506,640	4,656,942
Contec, LLC	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	687,523
Covanta Energy Corporation	Term Loan	Loan	4.00%	3/28/2019	$500,000	497,562	495,250
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,937,500	4,918,116	4,937,500
CRC Health Corporation	Term B-2 Loan	Loan	4.97%	11/16/2015	$1,957,766	1,870,008	1,776,673
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,995,000	1,975,845	1,970,561
CSC Holdings, LLC (fka CSC Holdings Inc. (Cablevision))	Term A-3 Loan	Loan	2.49%	3/31/2015	$1,319,298	1,314,396	1,273,123
Culligan International Company	Dollar Loan	Loan	2.49%	11/24/2012	$2,386,935	2,365,325	1,988,627
DaVita Inc.	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,979,849	3,979,849	3,954,099
DCS Business Services, Inc.	Term B Loan 2012	Loan	7.25%	3/16/2018	$4,000,000	3,942,029	3,960,000
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,488,750	1,485,683	1,452,276
Dollar General Corporation	Tranche B-1 Term Loan	Loan	3.20%	7/7/2014	$5,378,602	5,215,678	5,378,602
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$3,000,000	2,942,435	3,011,250
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$732,056	722,030	729,538
Education Management LLC	Tranche C-2 Term Loan	Loan	4.50%	6/1/2016	$3,957,146	3,712,106	3,507,021
eInstruction Corporation	Initial Term Loan	Loan	6.50%	7/2/2013	$2,997,722	2,931,404	2,697,950
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,347	109,118
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,800,148	1,779,060	1,669,637
EP Energy LLC	Term Loan	Loan	0.00%	4/24/2018	$500,000	495,000	501,875
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.18%	12/29/2014	$2,609,476	2,481,291	2,473,026
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.18%	12/28/2015	$1,331,365	1,258,983	1,261,748
Fidelity National Information Services, Inc.	Term B Loan	Loan	4.25%	7/18/2016	$80,000	79,271	79,866
First Data Corporation	2017 Dollar Term Loan	Loan	5.24%	3/24/2017	$2,111,028	2,012,056	2,008,115
First Data Corporation	2018 Dollar Term Loan	Loan	4.24%	3/23/2018	$2,290,451	2,205,952	2,090,357
FleetPride Corporation	Term Loan	Loan	6.75%	12/6/2017	$1,000,000	981,607	1,004,380
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.97%	12/18/2015	$1,295,106	1,292,200	1,226,038
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.47%	12/20/2016	$1,295,106	1,291,796	1,232,514
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.49%	12/1/2016	$1,534,348	1,471,974	1,443,055
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.84%	3/31/2013	$4,213,512	4,199,882	4,208,245
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,678,975	3,669,276
Generac Power Systems, Inc.	Term Loan	Loan	0.00%	5/30/2018	$1,000,000	980,000	980,000
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,626,833	3,709,388
Goodyear Tire & Rubber Company, The	Second Lien (Extended)	Loan	4.75%	4/30/2019	$4,000,000	3,921,094	3,893,560
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	4.50%	6/1/2017	$2,495,147	2,485,266	2,465,530
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,430,885	3,327,372	3,362,267
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.01%	12/1/2016	$3,940,667	3,952,280	3,899,290
HCA Inc.	Tranche B-3 Term Loan	Loan	3.49%	5/1/2018	$5,734,690	5,397,702	5,564,083
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$2,992,500	2,964,431	2,948,869
Hilsinger Company, The	Term Loan	Loan	5.25%	12/31/2013	$1,107,011	1,095,085	974,170
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.66%	8/22/2014	$4,446,763	4,383,128	3,890,918
Huntsman International LLC	Extended Term B Loan	Loan	2.85%	4/19/2017	$3,960,000	3,916,634	3,892,680
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$494,587	494,587	463,058
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	$990,000	990,000	965,953
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,785,369	3,725,536	3,709,662
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.60%	3/8/2014	$3,811,445	3,621,290	3,644,694
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$498,750	482,818	502,595
Lawson Software, Inc. (fka SoftBrands, Inc.)	Tranche B Term Loan	Loan	6.25%	4/5/2018	$2,000,000	1,980,477	2,000,720
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,950,000	3,955,303	3,900,625
Metal Services, LLC	Delayed Draw Term Loan	Loan	9.00%	9/29/2017	$130,699	128,232	131,352
Metal Services, LLC	U.S. Term Loan	Loan	9.00%	9/29/2017	$1,350,551	1,325,060	1,357,304
Microsemi Corporation	Term Loan	Loan	4.00%	2/2/2018	$2,992,593	2,985,356	2,966,407
National CineMedia, LLC	Term Loan	Loan	1.98%	2/13/2015	$1,086,207	1,055,360	1,080,776
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.24%	8/9/2013	$720,738	712,410	718,035
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$995,000	972,347	979,458
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,950,000	3,981,409	3,894,029
NPC International, Inc.	Term Loan 2012	Loan	5.25%	12/28/2018	$500,000	500,000	499,375
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,970,000	3,943,032	3,930,300
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	$872,881	872,881	872,157
OEP Pearl Dutch Acquisition B.V.	Initial BV Term Loan	Loan	6.50%	3/30/2018	$150,000	147,058	150,750
On Assignment, Inc.	Initial Term B Loan	Loan	0.00%	5/15/2019	$3,000,000	2,978,750	2,966,250
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,948,781	4,929,199	4,764,736
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$997,500	979,490	999,994
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$424,903	255,016	382,413
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	$2,666,204	2,666,204	2,642,874
Penn National Gaming, Inc.	Term A Facility	Loan	1.76%	7/14/2016	$2,887,500	2,815,360	2,799,431
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$992,500	990,331	987,746
PetCo Animal Supplies, Inc.	New Loan	Loan	4.50%	11/24/2017	$1,500,000	1,498,192	1,479,375
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$1,995,000	1,967,093	1,996,416
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	$51,020	50,618	50,000
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	$419,961	416,647	411,561
Pinnacle Foods Finance LLC	Extended Initial Term Loan	Loan	3.77%	10/2/2016	$4,783,523	4,492,811	4,775,295
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$498,750	494,131	497,194
Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$1,995,000	1,957,814	1,945,125
Prestige Brands, Inc.	Term B Loan	Loan	5.26%	1/31/2019	$893,939	881,059	894,440
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	$1,956,155	1,939,394	1,936,593
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,970,000	3,935,847	3,910,450
RailAmerica, Inc.	Initial Loan	Loan	4.00%	3/1/2019	$500,000	497,570	497,500
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,602,479	2,591,820	2,576,454
Rexnord LLC/RBS Global, Inc.	Term B Loan	Loan	5.00%	4/1/2018	$1,995,000	1,985,351	1,983,369
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,958,643	1,958,643	1,959,466
Reynolds Group Holdings Inc.	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,968,590	1,951,194	1,975,657
Rocket Software, Inc.	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$1,995,000	1,956,897	1,990,013
Roundy’s Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$1,000,000	985,577	993,130
Rovi Solutions Corporation / Rovi Guides, Inc.	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,500,000	1,492,668	1,487,505
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.32%	11/29/2015	$4,710,290	4,658,655	4,641,376
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,449,983	5,425,948	5,414,231
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	$464,891	464,891	461,637
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	0.00%	6/30/2015	$1,994,452	1,979,494	1,975,346
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$475,568	473,701	461,301
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,815,426	1,810,095	1,792,733
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	1.97%	3/5/2014	$614,434	605,221	607,368
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	1.97%	3/5/2014	$2,224,222	2,190,869	2,198,643
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	1.97%	3/5/2014	$1,030,707	1,009,947	1,018,854
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	4.00%	5/12/2018	$2,992,462	2,992,462	2,952,573
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,980,000	1,971,820	1,973,822
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,950,000	3,920,510	3,841,375
Sonneborn, LLC	Initial US Term Loan	Loan	6.50%	3/30/2018	$850,000	833,329	854,250
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$1,000,000	985,841	1,001,430
SRA International Inc.	Term Loan	Loan	6.50%	7/20/2018	$3,497,143	3,369,571	3,425,032
SRAM, LLC	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,767,293	3,732,554	3,764,957
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Term B-1 Loan	Loan	0.00%	3/14/2019	$906,250	897,188	903,423
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Term B-2 Loan	Loan	0.00%	3/14/2019	$93,750	92,813	93,458
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,473,718	4,443,021	4,428,980
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.93%	2/28/2016	$3,253,748	3,178,526	3,220,527
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche C Term Loan	Loan	3.99%	2/28/2017	$497,687	492,137	494,681
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$990,000	978,735	988,763
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$312,723	304,206	178,878
Syniverse Holdings, Inc.	Initial Term Loan	Loan	5.00%	4/23/2019	$500,000	495,057	493,440
Taminco Global Chemical Corporation	Tranche B-1 Dollar Term Loan	Loan	5.25%	2/15/2019	$500,000	490,073	498,125
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	$3,198,878	3,163,536	3,150,895
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,466,250	4,446,756	4,410,422
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.74%	10/10/2014	$5,580,862	5,502,776	3,432,230
Thomson Reuters (Healthcare) Inc. (fka VCPH Holdings Corp/Wolverine Healthcare Analytics)	Term Loan B (First Lien)	Loan	0.00%	5/25/2019	$500,000	490,000	493,750
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,978,706	3,991,342	3,956,346
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	2.99%	6/16/2014	$2,371,356	2,339,048	2,297,251
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan	Loan	5.50%	5/3/2018	$2,000,000	1,990,078	1,994,000
Tube City IMS Corporation	Term Loan	Loan	5.75%	3/20/2019	$1,000,000	990,224	997,500
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$163,000	161,596	163,000
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$124,687	124,093	123,986
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$832,816	825,642	828,135
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,985,000	1,976,681	1,967,631
United Surgical Partners International, Inc.	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,500,000	2,463,265	2,475,000
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,954,962	3,953,887	3,842,918
UPC Financing Partnership	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	972,680	985,000
USI Holdings Corporation	Tranche B Term Loan	Loan	2.74%	5/5/2014	$4,769,692	4,683,989	4,702,106
Valeant Pharmaceuticals International, Inc.	Tranche B Term Loan	Loan	3.75%	2/13/2019	$3,000,000	2,987,897	2,958,750
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,071,429	1,066,191	1,063,929
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,980,000	1,971,726	1,957,725
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,648,842
Weight Watchers International, Inc.	Term B Loan	Loan	2.00%	1/26/2014	$1,225,965	1,218,229	1,219,836
Weight Watchers International, Inc.	Term D Loan	Loan	2.75%	6/30/2016	$2,721,302	2,680,408	2,695,803
Wendy’s International, Inc	Delayed Term Loan	Loan	0.50%	5/15/2019	$443,828	(4,435)	—
Wendy’s International, Inc	Term Loan	Loan	4.75%	5/15/2019	$556,172	550,617	550,266
Yankee Candle Company, Inc., The	Initial Term Loan	Loan	5.25%	4/2/2019	$2,500,000	2,475,579	2,482,821
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.99%	7/31/2014	$3,139,856	3,090,757	881,389
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	ABS	2.77%	5/20/2020	$4,000,000	3,725,287	3,657,600
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.81%	1/18/2021	$1,500,000	1,236,032	1,050,000
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	ABS	3.97%	4/19/2021	$4,000,000	3,330,204	2,800,000
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	ABS	3.97%	1/25/2019	$5,000,000	4,255,682	3,500,000
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	ABS	4.07%	4/17/2021	$5,000,000	3,967,279	3,500,000
						$383,978,627	$374,529,052

GSC Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%	—	2,000	$—	$—
Network Communications, Inc.	Common	Equity	0.00%	—	169,143	169,143	659,658
OLD All, Inc (fka Aleris International Inc.)	Common	Equity	0.00%	—	2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%	—	51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%	—	10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	$2,000,000	1,986,129	1,999,540
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	$4,243,447	4,177,485	4,210,561
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.00%	6/1/2013	$251,309	241,553	240,628
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.00%	6/1/2013	$4,582,873	4,478,009	4,388,101
Aeroflex Incorporated	Tranche B Term Loan	Loan	4.25%	5/9/2018	$3,814,483	3,797,573	3,715,459
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	$554,722	543,949	542,240
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.50%	6/30/2017	$2,000,000	1,951,950	1,992,500
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term Loan	Loan	5.50%	2/10/2017	$1,980,000	1,971,816	1,963,170
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$996,964	994,651	1,000,872
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,608,344	5,635,040
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	499,288
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,869,758	3,869,758	3,868,790
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,975,000	4,952,760	4,875,500
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$2,000,000	1,941,354	2,014,720
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	5.00%	6/1/2018	$497,500	495,278	496,754
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	$2,985,000	2,958,694	2,977,000
BJ’s Wholesale Club, Inc.	Initial Loan (First Lien) Retired 03/14/2012	Loan	7.00%	9/28/2018	$1,995,000	1,901,076	2,013,015
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$3,079,513	3,022,863	3,035,876
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,991,353	2,948,863	2,946,483
Capsugel Holdings US, Inc.	Initial Term Loan	Loan	5.25%	8/1/2018	$3,990,000	3,979,634	4,012,783
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.33%	10/31/2016	$3,464,824	3,506,288	3,478,198
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	$2,737,105	2,715,168	2,719,150
Charter Communications Operating, LLC	Term C Loan	Loan	3.83%	9/6/2016	$3,979,695	3,972,997	3,949,291
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	4.08%	1/25/2017	$4,170,088	4,042,207	4,120,589
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,482,007	1,471,669	1,468,121
Cinemark USA, Inc.	Extended Term Loan	Loan	3.63%	4/30/2016	$5,587,889	5,348,623	5,576,546
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	$5,195,532	4,906,062	5,052,655
Contec, LLC	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	1,057,727
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.98%	2/10/2014	$877,007	860,931	871,525
Covanta Energy Corporation	Term Loan	Loan	1.79%	2/10/2014	$1,698,170	1,666,874	1,687,557
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,950,000	4,929,526	4,912,875
CRC Health Corporation	Term B-2 Loan	Loan	5.08%	11/16/2015	$1,991,877	1,896,087	1,782,730
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$2,000,000	1,980,071	1,990,540
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	Loan	2.24%	3/31/2015	$1,360,526	1,355,021	1,333,316
Culligan International Company	Dollar Loan	Loan	2.50%	11/24/2012	$2,393,216	$2,360,219	$1,714,141
DaVita Inc.	Tranche B Term Loan	Loan	0.00%	10/20/2016	$3,989,924	3,989,924	3,999,061
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,492,500	1,489,291	1,464,098
Dollar General Corporation	Tranche B-1 Term Loan	Loan	3.14%	7/7/2014	$5,378,602	5,196,110	5,382,905
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	0.00%	8/29/2017	$3,000,000	2,446,849	2,456,712
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$732,056	721,414	729,538
Education Management LLC	Tranche C-2 Term Loan	Loan	4.63%	6/1/2016	$3,967,860	3,706,684	3,712,448
eInstruction Corporation	Initial Term Loan	Loan	6.51%	7/2/2013	$3,005,574	2,923,634	2,705,017
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,257	104,118
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,804,706	1,782,426	1,597,165
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.20%	12/29/2014	$2,616,289	2,475,132	2,500,204
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.19%	12/28/2015	$1,334,841	1,257,114	1,275,614
Fidelity National Information Services, Inc.	Term B Loan	Loan	4.25%	7/18/2016	$1,000,000	990,338	1,004,450
First Data Corporation	2018 Dollar Term Loan	Loan	4.24%	3/23/2018	$2,290,451	2,202,287	2,041,845
First Data Corporation	Non Extending B-1 Term Loan	Loan	2.99%	9/24/2014	$1,971,336	1,933,908	1,890,472
First Data Corporation	Non Extending B-2 Term Loan	Loan	2.99%	9/24/2014	$990,052	971,955	949,440
FleetPride Corporation	Term Loan	Loan	6.75%	12/6/2017	$1,000,000	980,767	995,000
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	5.08%	12/18/2015	$1,295,106	1,291,993	1,221,454
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.58%	12/20/2016	$1,295,106	1,291,613	1,227,929
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.52%	12/1/2016	$1,534,348	1,468,484	1,496,711

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.95%	3/31/2013	$4,224,718	4,206,870	4,209,889
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,982,494	3,943,002	3,902,844
Generac Power System, Inc.	Tranche B Term Loan	Loan	3.75%	2/9/2019	$500,000	497,509	497,855
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,621,437	3,738,900
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.75%	4/30/2014	$5,700,000	5,339,456	5,607,375
Graphic Packaging International, Inc.	Term B Loan Retired 03/16/2012	Loan	2.34%	5/16/2014	$3,045,465	2,910,836	3,041,993
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	0.00%	6/1/2017	$500,000	497,500	499,530
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.31%	12/5/2016	$3,430,885	3,321,594	3,276,495
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.01%	12/1/2016	$3,960,000	3,972,323	3,905,550
HCA Inc.	Tranche B-3 Term Loan	Loan	3.49%	5/1/2018	$5,734,690	5,383,348	5,638,634
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$3,000,000	2,970,763	2,981,640
Hilsinger Company, The	Term Loan	Loan	5.26%	12/31/2013	$1,218,491	1,203,274	1,072,272
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.83%	8/22/2014	$4,459,263	4,388,148	3,879,559
Huntsman International LLC	Extended Term B Loan	Loan	0.00%	4/19/2017	$4,000,000	3,955,000	3,923,200
Hygenic Corporation, The	Term Loan	Loan	2.76%	4/30/2013	$1,563,048	1,536,828	1,438,004
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	6.00%	7/28/2015	$1,314,907	1,229,818	1,276,828
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	6.00%	7/28/2015	$2,520,239	2,356,915	2,447,253
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$494,587	494,587	475,422
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	$992,500	992,500	970,963
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,859,091	3,794,849	3,627,546
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.59%	3/8/2014	$3,821,774	$3,604,295	$3,667,718
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$500,000	483,349	508,125
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,960,000	3,965,615	3,920,400
Metal Services, LLC	Delayed Draw Term Loan	Loan	9.75%	9/29/2017	$132,353	129,737	132,022
Metal Services, LLC	U.S. Term Loan	Loan	9.75%	9/29/2017	$1,367,647	1,340,612	1,364,228
Microsemi Corporation	Term Loan	Loan	0.00%	2/2/2018	$3,000,000	2,992,500	2,997,750
National CineMedia, LLC	Term Loan	Loan	2.05%	2/13/2015	$2,655,172	2,572,741	2,608,707
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.26%	8/9/2013	$720,738	710,645	717,134
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$997,500	973,592	993,141
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,960,000	3,993,151	3,939,487
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	6.50%	4/27/2017	$4,937,500	4,913,011	4,873,313
NPC International, Inc.	Term Loan	Loan	6.75%	12/28/2018	$500,000	490,246	502,970
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,980,000	3,951,892	3,961,334
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	$905,085	905,085	902,071
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,961,770	4,941,092	4,707,479
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$1,000,000	981,105	1,000,000
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$431,472	248,964	388,325
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	$2,673,704	2,673,704	2,653,651
Penn National Gaming, Inc.	Term A Facility	Loan	1.79%	7/14/2016	$2,925,000	2,847,453	2,837,250
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$995,000	992,736	996,930
PetCo Animal Supplies, Inc.	New Loan	Loan	0.00%	11/24/2017	$1,500,000	1,498,125	1,493,115
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$2,000,000	1,970,941	2,017,860
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.81%	12/15/2014	$799,151	753,650	775,176
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	$51,020	50,596	49,235
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	$419,961	416,468	405,262
Pinnacle Foods Finance LLC	Term Loan	Loan	2.84%	4/2/2014	$4,796,078	4,694,850	4,766,054
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$500,000	495,160	500,730
PRA International	U.S. Term Loan	Loan	3.81%	12/15/2014	$2,512,401	2,439,376	2,437,029
Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$2,000,000	1,960,652	1,945,000
Pre-Paid Legal Services, Inc.	Tranche A Term Loan	Loan	7.50%	12/31/2016	$2,695,122	2,659,371	2,607,530
Prestige Brands, Inc.	Term B Loan	Loan	5.25%	1/31/2019	$1,000,000	985,047	1,003,060
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	$1,990,000	1,972,106	1,930,300
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,980,000	3,944,328	3,953,692
RailAmerica, Inc.	Initial Loan	Loan	0.00%	3/1/2019	$500,000	497,500	497,500
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,744,392	2,732,572	2,716,948
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan Retired 03/15/2012	Loan	2.50%	7/19/2013	$1,607,683	1,566,832	1,590,609
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,963,643	1,963,643	1,977,880
Reynolds Group Holdings Inc.	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,973,590	1,955,434	1,992,398
Rocket Software, Inc.	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$2,000,000	1,960,110	1,997,500
Roundy’s Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$1,000,000	985,035	1,000,780
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$4,785,882	4,729,636	4,715,862
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,472,500	5,447,342	5,462,868
Safety-Kleen Systems, Inc.	Term Loan B	Loan	5.00%	2/21/2017	$250,000	247,501	250,000
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	$464,891	464,891	464,426
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	0.00%	6/30/2015	$2,000,000	1,985,000	1,985,000
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$476,818	474,846	458,937
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,873,081	1,867,006	1,863,716
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	2.13%	3/5/2014	$616,208	605,662	607,476
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	2.13%	3/5/2014	$2,230,224	2,192,054	2,198,622

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	2.13%	3/5/2014	$1,108,287	1,082,950	1,092,583
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	0.00%	5/12/2018	$3,000,000	3,000,000	2,994,150
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,985,000	1,976,380	1,981,030
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,960,000	3,928,772	3,794,987
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$1,000,000	$985,259	$1,010,630
SRA International Inc.	Term Loan	Loan	6.52%	7/20/2018	$3,725,714	3,582,427	3,665,171
SRAM, LLC	Term Loan (First Lien)	Loan	4.76%	6/7/2018	$3,886,998	3,850,268	3,882,139
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,484,984	4,452,979	4,473,771
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.74%	2/28/2014	$356,996	356,996	355,911
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	2.00%	2/28/2014	$140,691	138,222	140,363
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	4.06%	2/28/2016	$3,253,748	3,173,463	3,246,265
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$992,500	980,580	986,714
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$326,109	317,228	164,685
Taminco Global Chemical Corporation	Dollar Term Loan	Loan	6.25%	2/15/2019	$500,000	490,024	501,875
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	$3,463,273	3,422,302	3,411,324
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,477,500	4,457,147	4,331,981
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.76%	10/10/2014	$5,580,862	5,494,432	3,406,670
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,988,779	4,002,125	3,985,269
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.00%	6/16/2014	$2,387,500	2,350,983	2,282,044
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$163,000	161,527	161,778
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$125,000	124,375	124,688
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$834,908	827,364	832,820
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,990,000	1,981,242	1,972,588
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,964,975	3,963,846	3,928,021
UPC Financing Partnership	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	971,447	998,250
USI Holdings Corporation	Tranche B Term Loan	Loan	2.75%	5/5/2014	$4,782,211	4,685,075	4,678,581
Valeant Pharmaceuticals International, Inc.	Tranche B Term Loan	Loan	3.75%	2/13/2019	$1,000,000	995,002	996,880
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Term B-1 Loan (First Lien)	Loan	4.50%	11/3/2016	$3,979,950	3,988,810	3,982,776
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,985,000	1,976,319	1,978,807
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,611,430
Weight Watchers International, Inc.	Term B Loan	Loan	1.88%	1/26/2014	$1,229,200	1,220,261	1,221,518
Weight Watchers International, Inc.	Term D Loan	Loan	2.88%	6/30/2016	$2,728,226	2,684,697	2,714,585
Wendy’s/Arby’s Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	$1,122,902	1,118,702	1,123,745
Wil Research Laboratories, LLC	Term B Loan	Loan	4.00%	9/26/2013	$1,808,039	1,726,498	1,663,396
WireCo WorldGroup Inc.	Term Loan	Loan	5.00%	2/10/2014	$1,992,943	1,967,101	1,953,084
Yankee Candle Company, Inc., The	Term Loan	Loan	2.25%	2/6/2014	$2,537,336	2,419,753	2,523,428
Yell Group Plc	Facility B1—YB (USA) LLC (11/2009)	Loan	3.99%	7/31/2014	$3,139,856	3,090,757	961,141
ALM 2010-1A	Floating—05/2020—B—00162VAE5	Other/Structured Finance Securities	2.78%	5/20/2020	$4,000,000	3,716,602	3,657,600
BABSN 2007-1A	Floating—01/2021—D1—05617AAA9	Other/Structured Finance Securities	3.81%	1/18/2021	$1,500,000	1,236,977	1,050,000
GALE 2007-3A	Floating—04/2021—E—363205AA3	Other/Structured	4.06%	4/19/2021	$4,000,000	3,311,208	2,800,000
KATO 2006-9A	Floating—01/2019—B2L—486010AA9	Other/Structured Finance Securities	4.06%	1/25/2019	$5,000,000	4,227,490	3,500,000
STCLO 2007-6A	Floating—04/2021—D—86176YAG7	Other/Structured Finance Securities	4.17%	4/17/2021	$5,000,000	4,077,701	3,500,000
						$390,023,603	$381,364,466

Note 5. Agreements

On July 30, 2010, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. On July 9, 2012, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2012 and May 31, 2011, we accrued $0.5 million and $0.4 million in base management fees, respectively. For the three months ended May 31, 2012 and May 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2012 and May 31, 2011, we accrued $0.4 million and $0.7 million in incentive management fees related to capital gains, respectively. These accruals and the accruals related to the capital gains incentive fees for the three months ended May 31, 2012 and 2011 were calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period.  As of May 31, 2012, $0.5 million of base management fees and $2.6 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities. As of May 31, 2011, $0.4 million of base management fees and $2.1 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company is capped at $1 million for the initial two year term of the Administration Agreement. On July 9, 2012, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by the Company thereunder to $1 million for the additional one-year term.

For the three months ended May 31, 2012 and May 31, 2011, we recognized $0.3 million and $0.2 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2012, $0.1 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

Note 6. Borrowings

Credit Facility

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under a $40.0 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 12. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder.

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•                  expand the borrowing capacity under the credit facility from $40 million to $45 million;

•                  extend the period during which we may make and repay borrowings under the credit facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may end upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the credit facility are due and payable five years after the end of the Revolving Period; and

•                  remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

As of May 31, 2012, there was $20.0 million outstanding under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. The carrying amount of the amount outstanding under the Replacement Facility approximates its fair value. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2012 and 2011, we recorded $0.5 million and $0.2 million of interest expense, respectively. For the three months ended May 31, 2012 and 2011, we recorded $0.1 million, and $0.2 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the three months ended May 31, 2012 and 2011 on the outstanding borrowings were 7.50% and 7.50% respectively.

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

Our borrowing base under the Replacement Facility was $28.4 million at May 31, 2012. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2012 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 29, 2012. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, we may request an increase in the Replacement Facility amount of up to $55 million for a combined aggregate Replacement Facility amount of $100 million.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2012, we have funded SBIC LP with $25.0 million of equity capital, and have no SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to ‘‘smaller’’ concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2012 and May 31, 2011, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. As of May 31, 2012 and 2011, $0.06 million and $0.06 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2012, we had not issued any common stock to our directors as compensation for their services.

Note 8. Stockholders’ Equity

On May 16, 2006, GSC Group, Inc. (“GSC Group”) capitalized the LLC, by contributing $1,000 in exchange for 6.7 shares, constituting all of the issued and outstanding shares of the LLC.

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

On July 30, 2010, our Manager and its affiliates purchased 986,842 shares of common stock at $15.20 per share. Total proceeds received from this sale were $15.0 million. See “Note 12. Recapitalization Transaction.”

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

Note 9. Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended May 31, 2012 and May 31, 2011 (dollars in thousands except share and per share amounts):

	For the three months ended
	May 31, 2012	May 31, 2011
Basic and diluted
Net increase in net assets from operations	$3,191	$5,709
Weighted average common shares outstanding	3,876,661	3,277,077
Earnings per common share-basic and diluted	$0.82	$1.74

Note 10. Dividend

The Company did not declare any dividend payments during the quarters ended May 31, 2012 and May 31, 2011.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2012 and May 31, 2011:

	May 31, 2012	May 31, 2011
Per share data:
Net asset value at beginning of period	$25.12	$26.26
Net investment income(1)	0.33	0.18
Net realized and unrealized gains and losses on investments and derivatives	0.49	1.57
Net increase in net assets from operations	0.82	1.75
Net asset value at end of period	$25.94	$28.01
Net assets at end of period	$100,570,917	$91,780,664
Shares outstanding at end of period	3,876,661	3,277,077
Per share market value at end of period	$17.33	$20.75
Total return based on market value(2)	9.13%	(2.35)%
Total return based on net asset value(3)	3.28%	6.63%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)	5.28%	2.71%
Ratio of operating expenses to average net assets(5)	5.36%	9.12%
Ratio of incentive management fees to average net assets(5)	1.79%	3.38%
Ratio of credit facility related expenses to average net assets(5)	2.60%	1.73%
Ratio of total expenses to average net assets(5)	9.74%	10.85%
Portfolio turnover rate(4)	0.21%	2.88%

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

(4)                                Portfolio turnover rate is calculated using the year-to-date sales excluding paydowns over the average of the invested assets at fair value. Not annualized.

(5)                                  Ratios are annualized.

Note 12. Recapitalization Transaction

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended May 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

•                  our regulatory structure and tax treatment, including our ability to operate as a business development company, a regulated investment company and a small business investment company;

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

We commenced operations, at the time as GSC Investment Corp., on March 23, 2007, and completed our initial public offering on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc.  In connection with the consummation of the recapitalization transaction described in “Note 12. Recapitalization Transaction” on July 30, 2010, we engaged Saratoga Investment Advisors, LLC (“SIA”) to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in the Company’s consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from SIA, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•                  Each investment is initially valued by the responsible investment professionals of SIA and preliminary valuation conclusions are documented and discussed with our senior management of SIA; and

•                  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process:

•                  The audit committee of our board of directors reviews each preliminary valuation and SIA and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•                  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of SIA, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

•                  direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•                  administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview

	At May 31, 2012	At February 29, 2012
	($ in millions)
Number of investments(2)	32	30
Number of portfolio companies(2)	21	21
Average investment size(2)	$2.5	$2.3
Weighted average maturity(2)	3.2 years	3.0 years
Number of industries(2)	16	15
Average investment per portfolio company(2)	$3.9	$3.3
Non-Performing or delinquent investments(2)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(1)	$29.4 (35.6)%	$18.7 (29.3)%
Weighted average current coupon(1)	12.7%	13.0%
Floating rate debt (% of interest bearing portfolio)(1)	$53.2 (64.4)%	$45.1 (70.7)%
Weighted average current spread over LIBOR(1)	7.5%	7.4%

(1)                                  Excludes our investment in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

(2)                                  Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.

During the three months ended May 31, 2012, we made $13.3 million of investments in new or existing portfolio companies, had $4.5 million in aggregate amount of exits and repayments, resulting in net investments of $8.8 million for the period. During the three months ended May 31, 2011, we made $14.7 million of investments in new or existing portfolio companies, had $7.0 million in aggregate amount of exits and repayments, resulting in net investments of $7.7 million for the period.

Our portfolio composition based on fair value at May 31, 2012 and February 29, 2012 was as follows:

Portfolio Composition

	At May 31, 2012		At February 29, 2012
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	40.9%	9.9%	38.0%	10.1%
Second lien term loans	11.0	10.6	9.3	10.3
Senior secured notes	10.2	16.0	11.2	16.0
Senior unsecured loans	5.7	15.0	6.3	15.0
Unsecured notes	1.8	19.8	2.1	19.3
Saratoga CLO subordinated notes	23.6	22.5	27.1	20.2
Equity interests	6.8	N/A	6.0	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	13.4%	100.0%	13.4%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2012 and February 29, 2012, was composed of $372.6 million and $380.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 29, 2012 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this Quarterly Report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2012, 98.3% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 29, 2012, 99.3% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and one Saratoga CLO portfolio investments was in default.

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

The CMR distribution of our investments at May 31, 2012 and February 29, 2012 was as follows:

Portfolio CMR Distribution

	At May 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Green	$51,041	47.8%	$41,069	43.1%
Yellow	10,707	10.0	10,415	10.9
Red	12,534	11.8	12,340	12.9
N/A(1)	32,448	30.4	31,536	33.1
Total	$106,730	100.0%	$95,360	100.0%

(1)          Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at May 31, 2012 and February 29, 2012.

Portfolio composition by industry grouping at fair value

	At May 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$25,234	23.6%	$25,846	27.1%
Logistics	11,412	10.7	11,100	11.6
Electronics	9,224	8.6	8,914	9.3
Consumer Products	8,636	8.1	7,584	7.9
Automotive	7,713	7.2	—	—
Food and Beverage	6,823	6.4	5,249	5.5
Metals	6,788	6.4	6,537	6.9
Manufacturing	6,044	5.7	6,000	6.3
Consumer Services	5,445	5.1	5,388	5.7
Publishing	5,053	4.7	5,392	5.7
Healthcare Services	4,795	4.5	4,824	5.1
Aerospace	3,500	3.3	3,500	3.7
Business Services	2,550	2.4	—	—
Environmental	2,452	2.3	2,323	2.4
Education	559	0.5	592	0.6
Homebuilding	290	0.3	289	0.3
Building Products	212	0.2	222	0.2
Financial Services	—	—	1,600	1.7
Total	$106,730	100.0%	$95,360	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at May 31, 2012 and February 29, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At May 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands )
Southeast	$33,004	30.9%	$19,878	20.8%
Other(1)	25,234	23.6	25,846	27.1
West	19,718	18.5	21,615	22.7
Midwest	16,013	15.0	15,451	16.2
Northeast	12,761	12.0	12,570	13.2
Total	$106,730	100.0%	$95,360	100%

(1)          Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three months ended May 31, 2012 and 2011 are as follows:

	For the three months ended
	May 31, 2012	May 31, 2011
	($ in thousands)
Total investment income	$3,619	$2,898
Total expenses, net	2,346	2,319
Net investment income	1,273	579
Net realized gains	179	98
Net unrealized gains	1,739	5,032
Net increase in net assets resulting from operations	$3,191	$5,709

Investment income

The composition of our investment income for the three months ended May 31, 2012 and 2011 was as follows:

Investment Income

	For the three months ended
	May 31, 2012	May 31, 2011
	($ in thousands)
Interest from investments	$3,111	$2,388
Management fee income from Saratoga CLO	500	506
Interest from cash and cash equivalents and other income	8	4
Total	$3,619	$2,898

For the three months ended May 31, 2012, total investment income increased $0.7 million, or 24.9%, compared to the three months ended May 31, 2011. The increase in total investment income for the three months ended May 31, 2012 versus the three months ended May 31, 2011 was the result of a larger total average portfolio.

For the three months ended May 31, 2012 and 2011, total PIK income was $0.3 million and $0.6 million respectively. For the three months ended May 31, 2012 and 2011, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.0 million and $0.9 million in interest income, respectively, due from Saratoga CLO. The reinvestment period for the Saratoga CLO is scheduled to end in January 2013. Following the reinvestment period, proceeds from principal payments in the loan portfolio of Saratoga CLO will be used to pay down its outstanding notes, starting with Class A notes. As a result, the collateral management fee income and the interest income that we receive from the Saratoga CLO will start to decline in 2013.

Expenses

The composition of our expenses for the three months ended May 31, 2012 and 2011 was as follows:

Expenses

	For the three months ended
	May 31, 2012	May 31, 2011
	($ in thousands)
Interest and credit facility expense	$626	$370
Base management fees	459	398
Professional fees	346	294
Incentive management fees	430	721
Administrator expenses	250	240
Insurance expenses	130	157
Directors fees	51	51
General and administrative and other expenses	54	88
Total expenses	$2,346	$2,319

For the three months ended May 31, 2012, total expenses increased $0.03 million, or 1.2%, compared to the three months ended May 31, 2011. This increase was primarily attributable to an increase in interest and credit facility expense attributable to an increase in the amount of our outstanding debt, offset by a decrease in incentive management fees.  The decrease in incentive management fees for the three months ended May 31, 2012 was primarily attributed to a decrease in accrued incentive fees related to net unrealized appreciation on investments.

As discussed above, the increase in interest and credit facility expense for the three months ended May 31, 2012 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior period. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $20.0 million at February 29, 2012 and $20.0 million at May 31, 2012.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Madison Capital of $4.5 million at February 29, 2011 and $0.0 million at May 31, 2011.  For the three months ended May 31, 2012 and 2011, the weighted average interest rate on our outstanding indebtedness was 7.5%.

Net Realized Gains/Losses from Investments

For the three months ended May 31, 2012, we had $4.5 million of sales, repayments, exits and restructurings, resulting in $0.2 million of net realized gains.  There were no significant realized gains and losses during the three months ended May 31, 2012.

For the three months ended May 31, 2011, we had $7.0 million of sales, repayments, exits and restructurings resulting in $0.1 million of net realized gains.  The most significant realized gain during the three months ended May 31, 2011 was as follows:

Three months ended May 31, 2011

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
		($ in thousands)
Targus Holdings, Inc.	First Lien Term Loan	$3,066	$2,971	$95

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended May 31, 2012, our investments had an increase in net unrealized appreciation of $1.7 million versus an increase in net unrealized appreciation of $5.0 million for the three months ended May 31, 2011. The most significant cumulative changes in unrealized appreciation for the three months ended May 31, 2012 were the following:

Three months ended May 31, 2012

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation	Appreciation
	($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$3,681	$3,114	$1,005
Worldwide Express Operations LLC	First Lien Term Loan	6,365	6,417	52	361
Saratoga CLO	Other/Structured Finance Securities	22,685	25,234	2,549	244

The $1.0 million of unrealized appreciation on our investment in Targus Holdings, Inc. resulted from its improved operating performance and improved trading multiples of comparable publicly traded companies.  In addition, the $0.4 million of unrealized appreciation on our investment in Worldwide Express Operations, LLC resulted from its improved operating performance.

The $0.2 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and an improvement in reinvestment assumptions based on current market conditions and projections) offset by a higher discount rate used to present value the cash flows based on current market conditions.

The most significant changes in unrealized appreciation for the three months ended May 31, 2011, were the following:

Three months ended May 31, 2011

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation	Appreciation
	($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$26,205	$25,555	$650	$3,982
Energy Alloys, LLC	Senior Secured Notes	6,476	1,451	5,025	1,087

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

Changes in Net Assets from Operations

For the three months ended May 31, 2012, we recorded a net increase in net assets resulting from operations of $3.2 million versus a net increase in net assets resulting from operations of $5.7 million for the three months ended May 31, 2011. The difference is attributable to a decrease in net unrealized appreciation offset by an increase in net investment income for the three months ended May 31, 2011, as compared to the same period in the prior year. Based on 3,876,661 and 3,277,077 weighted average common shares outstanding for the three months ended May 31, 2012 and May 31, 2011, respectively, our per share net increase in net assets resulting from operations was $0.82 for the three months ended May 31, 2012 versus a per share net increase in net assets from operations of $1.74 for the three months ended May 31, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding (the “Replacement Facility”) on June 30, 2010.

Availability.  The Company can draw up to the lesser of (i) $40 million (the “Facility Amount”) and (ii) the product of the applicable advance rate (which varies from 50% to 75% depending on the type of loan asset) and the value, determined in accordance with the Replacement Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base”), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the “Unfunded Exposure Amount”) and (b) outstanding borrowings. Each loan asset held by the Company as of the date on which the Replacement Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Replacement Facility contains limitations on the type of loan assets that are “eligible” to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, the Company may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially adverse to the lenders.

At any time prior to the second anniversary of the closing of the Replacement Facility and subject to certain conditions, the Company may request an increase in the Facility Amount of up to $55 million for a combined aggregate Facility Amount of $100 million.

Collateral.  The Replacement Facility is secured by substantially all of the assets of the Company and includes the subordinated notes (“CLO Notes”) issued by Saratoga CLO and the Company’s rights under the CLO Management Agreement (as defined below).

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

The Replacement Facility also requires payment of outstanding borrowings or replacement of pledged loan assets upon the Company’s breach of its representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such payments or replacements must equal the lower of the amount by which the Borrowing Base is overstated as a result of such breach or any deficiency under the Collateral Tests at the time of repayment or replacement. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by the Company.

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

Reserve Account.  The Replacement Facility requires the Company to set aside an amount equal to the sum of accrued interest, commitment fees and administrative agent fees due and payable on the next succeeding three payment dates (or corresponding to three payment periods). If for any monthly period during which fees and other payments accrue, the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets which do not pay cash interest at least quarterly exceeds 15% of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets, the Company is required to set aside such interest and fees due and payable on the next succeeding six payment dates. Amounts in the reserve account can be applied solely to the payment of administrative agent fees, commitment fees, accrued and unpaid interest and any breakage costs payable to the lenders.

Unfunded Exposure Account.  With respect to revolver or delayed draw loan assets, the Company is required to set aside in a designated account (the “Unfunded Exposure Account”) 100% of its outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time the Company acquires a revolver or delayed draw loan asset and requests a related borrowing under the Replacement Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and other Company funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

Operating Expenses.  The priority of payments provision of the Replacement Facility provides for the payment of certain operating expenses of the Company out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5% or the percentage increase in the fair market value of all the Company’s assets only on the first monthly payment date to occur after each one-year anniversary following the closing of the Replacement Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

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

•                  failure of the management agreement between SIA and the Company to be in full force and effect;

•                  indictment or conviction of SIA or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by SIA or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

•                  resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in SIA daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

•                  occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding to, among other things:

•                  expand the borrowing capacity under the credit facility from $40 million to $45 million;

•                  extend the Revolving Period from July 30, 2013 to February 24, 2015; and

•                  remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

As of May 31, 2012, we had $20.0 million outstanding under the Replacement Facility and no SBA-guaranteed debentures outstanding. Our borrowing base under the Replacement Facility was $28.4 million at May 31, 2012.

Our asset coverage ratio, as defined in the 1940 Act, was 603% as of May 31, 2012 and 587% as of February 29, 2012.

At May 31, 2012 and February 29, 2012, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At May 31, 2012		At February 29, 2012
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$2,377	1.8%	$1,325	1.1%
Cash and cash equivalents, reserve accounts	26,058	19.3	25,534	20.9
First lien term loans	43,622	32.3	36,196	29.6
Second lien term loans	11,774	8.7	8,914	7.3
Senior secured notes	10,878	8.0	10,706	8.8
Senior unsecured loans	6,044	4.5	6,000	4.9
Unsecured notes	1,964	1.4	2,008	1.6
Structured finance securities	25,234	18.7	25,846	21.1
Equity interests	7,214	5.3	5,690	4.7
Limited partnership interests	—	—	—	—
Total	$135,165	100.0%	$122,219	100.0%

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

Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders’ interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors has determined not to pay any dividends at this time.

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 27, 2011 that authorizes us to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period ending on the earlier of September 27, 2012 or the date of our next annual meeting of stockholders.  Our board of directors adopted a policy that requires us to sell or issue shares of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share pursuant to this proposal.  No change can be made to this policy without unanimous approval of our independent directors. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 27, 2012 or our next annual meeting of stockholders.

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the distribution requirement applicable to RICs under Subchapter M of the Code. In satisfying this distribution requirement, we have in the past relied on IRS issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20% of the aggregate declared distribution.  We may rely on these IRS private letter rulings in future periods to satisfy our RIC distribution requirement.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2012, our SBIC subsidiary had $25 million in regulatory capital and no SBA-guaranteed debentures outstanding.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2012:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$20,000	$—	$20,000	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

At May 31, 2012 and February 29, 2012, we did not have any off-balance sheet arrangements, including unfunded commitments to extend credit to third-parties, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 29, 2012.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

SARATOGA INVESTMENT CORP.

Date: July 16, 2012	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary