Form 10-Q
period 2012-08-31
SARATOGA INVESTMENT CORP.
filed 2012-10-15
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 15, 2012 was 3,876,661.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2012

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2012	February 29, 2012
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $90,404,979 and $73,161,722, respectively)	$88,559,307	$69,513,434
Control investments (cost of $21,567,800 and $23,540,517, respectively)	27,098,581	25,846,414
Total investments at fair value (amortized cost of $111,972,779 and $96,702,239, respectively)	115,657,888	95,359,848
Cash and cash equivalents	674,057	1,325,698
Cash and cash equivalents, reserve accounts	5,737,872	25,534,195
Outstanding interest rate cap at fair value (cost of $0 and $131,000, respectively)	—	75
Interest receivable, (net of reserve of $416,522 and $273,361, respectively)	2,052,811	1,689,404
Deferred credit facility financing costs, net	1,487,009	1,199,490
Management fee receivable	227,917	227,581
Other assets	59,096	94,823
Receivable from unsettled trades	—	59,511
Total assets	$125,896,650	$125,490,625

LIABILITIES
Revolving credit facility	$14,850,000	$20,000,000
Payable for unsettled trades	—	4,072,500
Management and incentive fees payable	4,051,383	2,885,670
Accounts payable and accrued expenses	1,074,176	704,949
Interest and credit facility fees payable	186,930	53,262
Due to manager	292,202	394,094
Total liabilities	$20,454,691	$28,110,475

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 3,876,661 and 3,876,661 common shares issued and outstanding, respectively	$3,877	$3,877
Capital in excess of par value	161,644,426	161,644,426
Distribution in excess of net investment income	(11,333,032)	(13,920,068)
Accumulated net realized loss from investments and derivatives	(48,558,419)	(48,874,767)
Net unrealized appreciation (depreciation) on investments and derivatives	3,685,107	(1,473,318)
Total Net Assets	105,441,959	97,380,150

Total liabilities and Net Assets	$125,896,650	$125,490,625

NET ASSET VALUE PER SHARE	$27.20	$25.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended August 31		For the six months ended August 31
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$2,419,758	$1,836,643	$4,484,743	$3,334,532
Control investments	1,094,681	1,050,486	2,140,466	1,940,063
Total interest income	3,514,439	2,887,129	6,625,209	5,274,595
Interest from cash and cash equivalents	1,791	1,100	4,637	5,248
Management fee income	500,225	503,803	1,000,065	1,010,171
Other income	146,834	145,908	152,560	145,908
Total investment income	4,163,289	3,537,940	7,782,471	6,435,922

EXPENSES
Interest and credit facility financing expenses	653,025	309,911	1,278,728	679,821
Base management fees	504,802	411,468	963,610	809,932
Professional fees	293,483	632,237	639,322	925,865
Administrator expenses	250,000	240,000	500,000	480,000
Incentive management fees	869,403	(1,058,378)	1,299,674	(336,653)
Insurance	130,308	146,699	260,615	303,681
Directors fees and expenses	51,000	51,000	102,000	102,000
General & administrative	97,022	82,859	148,363	169,213
Other expense	—	1,880	3,123	3,190
Total expenses	2,849,043	817,676	5,195,435	3,137,049

NET INVESTMENT INCOME	1,314,246	2,720,264	2,587,036	3,298,873

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	268,718	(105,967)	447,348	(7,959)
Net realized loss from derivatives	—	—	(131,000)	—
Net unrealized appreciation (depreciation) on investments	3,288,078	(4,337,470)	5,027,500	705,665
Net unrealized appreciation (depreciation) on derivatives	—	(4,732)	130,925	(15,274)
Net gain (loss) on investments	3,556,796	(4,448,169)	5,474,773	682,432

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,871,042	$(1,727,905)	$8,061,809	$3,981,305

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.26	$(0.53)	$2.08	$1.22

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,876,661	3,277,077	3,876,661	3,277,077

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2012

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 84.0% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.75% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.4%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 12.50% Cash, 9/13/2014	$950,000	950,000	950,000	0.9%

		Total Aerospace		3,500,000	3,500,000	3.3%

National Truck Protection Co., Inc. (d), (h)	Automotive	Common Stock	589	500,000	499,998	0.5%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan, 15.50% Cash, 8/10/2017	$5,500,000	5,500,000	5,500,000	5.2%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 9.00% Cash, 11/28/2016	$6,400,000	6,400,000	6,400,000	6.1%

Take 5 Oil Change, L.L.C. (d), (h)	Automotive	Common Stock	7,128	712,800	712,800	0.7%

		Total Automotive		13,112,800	13,112,798	12.5%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$321,977	321,977	255,971	0.2%

		Total Building Products		682,300	255,971	0.2%

Sourcehov LLC (d)	Business Services	Second Lien Term Loan 10.50% Cash, 4/30/2018	$3,000,000	2,614,545	2,666,400	2.5%

		Total Business Services		2,614,545	2,666,400	2.5%

C.H.I. Overhead Doors, Inc. (CHI) (d)	Consumer Products	First Lien Term Loan 7.25% Cash, 8/17/2017	$5,000,000	4,950,473	4,983,500	4.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,960,000	3,900,249	3,960,000	3.8%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	1,097,682	1.0%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	62,413	566,765	4,593,597	4.4%

		Total Consumer Products		11,216,966	14,634,779	13.9%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,518,391	2,336,773	2,417,907	2.3%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,928,703	2,949,600	2.8%

		Total Consumer Services		5,265,476	5,367,507	5.1%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 6.75% (4.75% Cash/2.00% PIK), 12/31/2012	$2,791,016	1,637,082	447,679	0.4%

M/C Acquisition Corp., LLC (d), (h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,667,323	447,679	0.4%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 10.50% Cash, 5/1/2013	$7,725,553	7,725,553	7,184,764	6.8%

		Total Electronics		7,725,553	7,184,764	6.8%

USS Parent Holding Corp. (d), (h)	Environmental	Non Voting Common Stock	765	133,002	106,887	0.1%

USS Parent Holding Corp. (d), (h)	Environmental	Voting Common Stock	17,396	3,025,798	2,431,676	2.3%

		Total Environmental		3,158,800	2,538,563	2.4%

DS Water of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,990,000	4,017,571	4,099,725	3.9%

HOA Restaurant Group, LLC. (d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,888,557	3,800,000	3.6%

TM Restaurant Group LLC (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$3,000,000	2,978,067	2,994,300	2.8%

		Total Food and Beverage		10,884,196	10,894,025	10.3%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,925,000	4,851,670	4,925,000	4.7%

		Total Healthcare Services		4,851,670	4,925,000	4.7%

McMillin Companies LLC (d), (h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	524,311	289,740	0.3%

		Total Homebuilding		524,311	289,740	0.3%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$990,278	977,771	990,278	0.9%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,949,481	4,000,000	3.8%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,563,883	6,397,438	6,441,139	6.1%

		Total Logistics		11,324,690	11,431,417	10.8%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,577,025	7,470,358	6,561,704	6.2%

Elyria Foundry Company, LLC (d), (h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,470,358	6,561,704	6.2%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,493,218	2,018,711	847,694	0.8%

Network Communications, Inc. (d), (h)	Publishing	Common Stock	211,429	—	207,200	0.2%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00% Cash, 8/1/2014	$4,838,963	4,387,279	3,694,064	3.6%

		Total Publishing		6,405,990	4,748,959	4.6%

Sub Total Non-control/Non-affiliated investments				90,404,979	88,559,307	84.0%

Control investments - 25.7% (b)

GSC Partners CDO GP III, LP (g), (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 20.78%, 1/21/2020	$30,000,000	21,567,800	27,098,581	25.7%

Sub Total Control investments				21,567,800	27,098,581	25.7%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f), (h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 109.7% (b)				$111,972,779	$115,657,888	109.7%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $105,441,959 as of August 31, 2012.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) 20.78% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(g)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,140,466	$1,000,065	$—	$3,224,884
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h) Non-income producing at August 31, 2012.

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

	Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
	GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,198,007	$2,011,516	$—	$6,938,209
	GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 29, 2012.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the six months ended August 31, 2012	For the six months ended August 31, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$2,587,036	$3,298,873
Net realized gain (loss) from investments	447,348	(7,959)
Net realized loss from derivatives	(131,000)	—
Net unrealized appreciation on investments	5,027,500	705,665
Net unrealized appreciation (depreciation) on derivatives	130,925	(15,274)
Net increase in net assets from operations	8,061,809	3,981,305

Total increase in net assets	8,061,809	3,981,305
Net assets at beginning of period	97,380,150	86,071,454
Net assets at end of period	$105,441,959	$90,052,759

Net asset value per common share	$27.20	$27.48
Common shares outstanding at end of period	3,876,661	3,277,077

Distribution in excess of net investment income	$(11,333,032)	$(5,620,017)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the six months ended August 31, 2012	For the six months ended August 31, 2011
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,061,809	$3,981,305
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(539,274)	(907,808)
Net accretion of discount on investments	(481,812)	(506,326)
Amortization of deferred credit facility financing costs	212,481	341,488
Net realized (gain) loss from investments	(447,348)	7,959
Net realized loss from derivatives	131,000	—
Net unrealized appreciation on investments	(5,027,500)	(705,665)
Net unrealized (appreciation) depreciation on derivatives	(130,925)	15,274
Proceeds from sale and redemption of investments	14,466,944	13,488,562
Purchase of investments	(28,269,050)	(17,568,936)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	19,796,323	1,993,656
Interest receivable	(363,407)	33,023
Management fee receivable	(336)	2,104
Other assets	35,727	(96,218)
Receivable from unsettled trades	59,511	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,072,500)	(4,900,000)
Management and incentive fees payable	1,165,713	(874,073)
Accounts payable and accrued expenses	369,227	(286,581)
Interest and credit facility fees payable	133,668	(21,125)
Due to manager	(101,892)	280,198
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	4,998,359	(5,723,163)

Financing activities
Borrowings on debt	3,350,000	—
Paydowns on debt	(8,500,000)	(4,500,000)
Credit facility financing cost	(500,000)	—
NET CASH USED BY FINANCING ACTIVITIES	(5,650,000)	(4,500,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(651,641)	(10,223,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,325,698	10,735,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$674,057	$512,592

Supplemental Information:
Interest paid during the period	$932,579	$359,458

Supplemental non-cash information:
Paid-in-kind interest income	$539,274	$907,808
Net accretion of discount on investments	$481,812	$506,326
Amortization of deferred credit facility financing costs	$212,481	$341,488

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•                  Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with the senior management of our Manager; and

•                  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually;

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

Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

In the ordinary course of business, the Company may direct or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the company.

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

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of August 31, 2012 and February 29, 2012, there were no uncertain tax positions.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$57,560	$57,560
Second lien term loans	—	—	9,851	9,851
Senior secured notes	—	—	10,651	10,651
Unsecured notes	—	—	1,945	1,945
Structured finance securities	—	—	27,099	27,099
Equity interests	—	—	8,552	8,552
Limited partnership interests	—	—	—	—
Total	$—	$—	$115,658	$115,658

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	708	70	(321)	(147)	(157)	3,225	1,649	5,027
Purchases and other adjustments to cost	24,798	2,812	266	107	94	—	1,213	29,290
Sales and redemptions	(4,321)	(2,032)	—	(6,090)	—	(1,972)	(51)	(14,466)
Net realized gain from investments	179	87	—	130	—	—	51	447
Balance as of August 31, 2012	$57,560	$9,851	$10,651	$—	$1,945	$27,099	$8,552	$115,658

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of August 31, 2012 is $5,157,786 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2012 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range

First lien term loans	$57,560	Market Comparables	Market Yield (%)	6.5% - 21.8%
		Market Quotes	Third-Party Bid	76.3 - 102.8

Second lien term loans	9,851	Market Comparables	Market Yield (%)	13.5%
		Market Quotes	Third-Party Bid	88.9

Senior secured notes	10,651	Market Comparables	Market Yield (%)	42.5%
			EBITDA Multiples (x)	5.0x
		Market Quotes	Third-Party Bid	95.0

Unsecured notes	1,945	Market Comparables	Market Yield (%)	18.0% - 35.8%

Structured finance securities	27,099	Discounted Cash Flow	Discount Rate (%)	14%

Equity interests	8,552	Market Comparables	EBITDA Multiples (x)	3.0x - 7.0x
		Options Valuation	Volatility(%)	57.8%

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the EBITDA valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of August 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$59,035	52.7%	$57,560	49.8%
Second lien term loans	10,340	9.2	9,851	8.5
Senior secured notes	11,883	10.6	10,651	9.2
Unsecured notes	3,818	3.4	1,945	1.7
Structured finance securities	21,568	19.3	27,099	23.4
Equity interests	5,329	4.8	8,552	7.4
Limited partnership interests	—	—	—	—
Total	$111,973	100%	$115,658	100%

The composition of our investments as of February 29, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,379	39.7%	$36,196	38.0%
Second lien term loans	9,473	9.8	8,914	9.4
Senior secured notes	11,617	12.0	10,706	11.2
Senior unsecured loans	5,852	6.1	6,000	6.3
Unsecured notes	3,724	3.8	2,008	2.1
Structured finance securities	23,541	24.3	25,846	27.1
Equity interests	4,116	4.3	5,690	5.9
Limited partnership interests	—	—	—	—
Total	$96,702	100.0%	$95,360	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We used the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2012. The significant inputs for the valuation model included:

•                  Default rates: 3.0%

•                  Recovery rates: 70% loans; 35% bonds

•                  Reinvestment rates: LIBOR plus 350 basis points

•                  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended August 31, 2012 and August 31, 2011, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.1 million and $1.0 million in interest income, respectively, due from Saratoga CLO. For the six months ended August 31, 2012 and August 31, 2011, we accrued $1.0 million and $1.0 million in collateral management fee income, respectively, due from Saratoga CLO and $2.1 million and $1.9 million in interest income, respectively, due from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At August 31, 2012, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $27.1 million, whereas the net asset value of Saratoga CLO on such date was $27.4 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2012, Saratoga CLO had investments with a principal balance of $398.5 million and a weighted average spread over LIBOR of 3.7%, and had debt with a principal balance of $363.8 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2012, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $43.3 million, which had a present value of approximately $27.6 million, using a 20% discount rate. At August 31, 2012, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $27.1 million, which was less than the net asset value of Saratoga CLO on such date by approximately $0.3 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of August 31, 2012 and February 29, 2012 and for the six months ended August 31, 2012 and August 31, 2011.

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

(unaudited)

	As of
	August 31, 2012	February 29, 2012

ASSETS

Investments
Fair Value Loans	$368,160,848	$365,780,893
Fair Value Other/Structured finance securities	15,583,573	15,583,573
Total investments at fair value	383,744,421	381,364,466
Cash and cash equivalents	14,144,278	17,815,082
Receivable from open trades	2,771,179	10,046,640
Interest receivable	1,754,251	1,581,438
Other assets	57,000	—
Deferred bond issuance	2,455,952	2,819,118
Total assets	$404,927,081	$413,626,744

LIABILITIES

Interest payable	$820,692	$826,741
Payable from open trades	12,632,806	24,857,147
Accrued senior collateral monitoring fee	45,583	45,516
Accrued subordinate collateral monitoring fee	182,334	182,064
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(446,999)	(477,483)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(472,858)	(505,106)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,216,381)	(1,299,337)
Total liabilities	$377,505,221	$389,589,586

PARTNERS’ CAPITAL

Preference shares principal	$30,000,000	$30,000,000
Preferred shares	14,577,740	9,478,573
Partners distributions	(24,609,314)	(20,540,583)
Net income	7,453,434	5,099,168
Total capital	27,421,860	24,037,158

Total liabilities and partners’ capital	$404,927,081	$413,626,744

GSC Investment Corp. CLO 2007

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2012	2011	2012	2011

INVESTMENT INCOME
Interest from investments	$4,938,022	$4,855,613	$9,855,747	$10,220,377
Interest from cash and cash equivalents	5,549	2,126	10,832	5,693
Other income	103,633	105,625	315,173	349,917
Total investment income	5,047,204	4,963,364	10,181,752	10,575,987

EXPENSES
Interest expense	1,761,154	1,576,584	3,575,485	3,177,918
Professional fees	50,884	72,251	247,258	257,081
Misc. Fee Expense	33,828	134,550	67,587	146,659
Senior collateral monitoring fee	100,045	100,760	200,013	202,034
Subordinate collateral monitoring fee	400,180	403,043	800,052	808,137
Trustee expenses	24,943	25,123	49,868	50,083
Amortization expense	254,427	254,427	508,854	508,854
Total expenses	2,625,461	2,566,738	5,449,117	5,150,766

NET INVESTMENT INCOME	2,421,743	2,396,626	4,732,635	5,425,221

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	323,076	740,858	1,412,130	(5,181,378)
Net unrealized appreciation/(depreciation) on investments	2,099,108	(18,716,673)	1,308,669	(13,638,668)
Net gain/(loss) on investments	2,422,184	(17,975,815)	2,720,799	(18,820,046)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,843,927	$(15,579,189)	$7,453,434	$(13,394,825)

GSC Investment Corp.

Consolidated Schedule of Investments

August 31, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	$1,990,000	1,977,302	1,994,478
ACCO Brands Corporation	Term B Loan	Loan	4.25%	5/1/2019	$497,500	492,764	496,465
Acosta, Inc.	Term B Loan	Loan	5.75%	3/1/2018	$4,183,659	4,123,235	4,188,093
Aeroflex Incorporated	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,428,276	3,414,315	3,368,281
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,990,000	1,946,708	1,984,189
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,970,000	1,962,687	1,958,515
Aramark Corporation	LC-2 Facility	Loan	0.00%	7/26/2016	$79,187	79,187	78,927
Aramark Corporation	LC-3 Facility	Loan	0.00%	7/26/2016	$43,961	43,961	43,816
Aramark Corporation	U.S. Term B Loan (Extending)	Loan	0.00%	7/26/2016	$1,204,093	1,204,093	1,200,144
Aramark Corporation	U.S. Term C Loan	Loan	0.00%	7/26/2016	$2,545,700	2,545,700	2,537,350
Armstrong World Industries, Inc	Term Loan B-1	Loan	4.00%	3/10/2018	$2,133,734	2,119,157	2,125,733
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$742,321	740,733	744,823
Asurion, LLC (fka Asurion Corporation)	Amortizing Term Loan	Loan	4.75%	7/23/2017	$1,000,000	990,208	998,750
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,612,449	5,672,220
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$500,000	500,000	495,835
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,850,263	3,850,263	3,845,450
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,950,000	4,929,970	4,900,500
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$1,727,273	1,681,016	1,737,429
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	4.75%	6/1/2018	$2,592,387	2,591,595	2,581,369
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	$2,798,937	2,776,622	2,818,754
Biomet, Inc.	Dollar Term B Loan	Loan	0.00%	3/25/2015	$2,000,000	2,000,000	1,994,500
BJ’s Wholesale Club, Inc.	Replacement First Lien Term Facility	Loan	5.25%	9/28/2018	$2,482,494	2,389,884	2,489,470
Bombardier Recreational Products Inc.	Term B-2 Loan	Loan	0.00%	6/28/2016	$2,000,000	1,990,000	1,996,660
Burlington Coat Factory Warehouse Corporation	Term B-1 Loan	Loan	5.50%	2/23/2017	$3,000,000	2,989,018	3,005,640
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,991,398	2,941,445	2,971,445
Camp International Holding Company	Initial Term Loan (First Lien)	Loan	6.50%	5/31/2019	$1,000,000	990,349	1,006,560
Capital Automotive L.P.	Tranche B Term Loan	Loan	0.00%	3/11/2017	$2,905,568	2,912,832	2,910,420
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,970,835	2,933,314	2,926,273
Capsugel Holdings US, Inc.	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,796,087	3,785,489	3,796,087
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.21%	10/31/2016	$3,447,236	3,484,038	3,458,991
Cenveo Corporation	Term B Facility	Loan	6.63%	12/21/2016	$2,449,835	2,432,258	2,448,316
Charter Communications Operating, LLC	Term C Loan	Loan	3.49%	9/6/2016	$3,070,450	3,065,424	3,063,265
Charter Communications Operating, LLC	Term D Loan	Loan	4.00%	5/15/2019	$1,995,000	1,985,572	1,992,506
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.92%	1/25/2017	$4,064,516	3,950,851	4,065,370
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,280,220	1,272,371	1,283,421
Cinemark USA, Inc.	Extended Term Loan	Loan	3.49%	4/30/2016	$5,559,380	5,350,131	5,563,327
Contec, LLC	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	469,366
Covanta Energy Corporation	Term Loan	Loan	4.00%	3/28/2019	$498,750	496,408	498,281
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,925,000	4,906,700	4,894,219
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,990,000	1,971,614	1,985,921
CSC Holdings, LLC (fka CSC Holdings Inc. (Cablevision))	Term A-3 Loan	Loan	2.48%	3/31/2015	$1,257,456	1,253,200	1,222,876
Culligan International Company	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$799,684	729,593	716,221
Culligan International Company	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	714,301	593,245
DaVita Inc.	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,969,773	3,969,773	3,978,030
DCS Business Services, Inc.	Term B Loan 2012	Loan	7.25%	3/16/2018	$3,990,000	3,934,691	3,930,150
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,438,139	1,435,306	1,414,510
Dollar General Corporation	Tranche B-1 Term Loan	Loan	2.98%	7/7/2014	$5,378,602	5,235,246	5,390,005
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,992,500	2,937,837	3,059,831
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$679,425	670,691	677,896
Education Management LLC	Tranche C-2 Term Loan	Loan	4.50%	6/1/2016	$3,946,433	3,717,445	3,046,646
eInstruction Corporation	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	2,697,950
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,436	111,176
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,795,590	1,775,689	1,696,833
Evergreen Acquco 1 LP	Term Loan	Loan	6.25%	7/9/2019	$500,000	495,024	504,065
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.18%	12/29/2014	$2,602,662	2,487,372	2,479,452
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.18%	12/28/2015	$1,327,889	1,260,820	1,265,027
First Data Corporation	2017 Dollar Term Loan	Loan	5.24%	3/24/2017	$2,111,028	2,017,238	2,067,224
First Data Corporation	2018 Dollar Term Loan	Loan	4.24%	3/26/2018	$2,290,451	2,209,594	2,156,597
FleetPride Corporation	Term Loan	Loan	6.75%	12/6/2017	$995,000	977,535	1,002,463
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.96%	12/18/2015	$1,295,106	1,292,406	1,226,038
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.46%	12/20/2016	$1,295,106	1,291,979	1,232,514
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.50%	12/1/2016	$2,534,348	2,439,021	2,415,234
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,680,511	3,706,434
Generac Power Systems, Inc.	Term Loan	Loan	6.25%	5/30/2018	$1,000,000	980,726	1,020,000
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,632,229	3,742,988
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,923,970	3,980,640
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	4.50%	6/1/2017	$2,985,425	2,968,826	2,984,948
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,394,100	3,297,413	3,343,188
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.01%	12/1/2016	$3,930,667	3,941,602	3,924,102
HCA Inc.	Tranche B-3 Term Loan	Loan	3.48%	5/1/2018	$5,734,690	5,412,055	5,644,598
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$2,985,000	2,958,093	2,989,866
Hilsinger Company, The	Term Loan	Loan	5.26%	12/31/2013	$1,104,100	1,094,098	971,608
HMH Holdings (Delaware) Inc.	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$997,500	978,161	1,008,722
Hologic, Inc.	Tranche A Term Loan	Loan	3.23%	8/1/2017	$2,500,000	2,493,805	2,488,750
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.51%	8/22/2014	$3,977,917	3,929,586	3,440,898
Huntsman International LLC	Extended Term B Loan	Loan	2.84%	4/19/2017	$3,960,000	3,918,872	3,923,212
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$493,339	493,339	458,805
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	$987,500	987,500	983,056
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,727,406	3,671,623	3,652,858
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.58%	3/8/2014	$3,801,116	3,638,234	3,714,640
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$497,500	482,284	501,853
Kronos Worldwide, Inc.	Initial Term Loan	Loan	5.75%	6/13/2018	$2,000,000	1,985,455	2,007,500
Lawson Software, Inc. (fka SoftBrands, Inc.)	Tranche B Term Loan	Loan	6.25%	4/5/2018	$1,995,000	1,976,368	2,015,568
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,940,000	3,944,992	3,935,075
MetroPCS Wireless, Inc.	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,000,000	2,000,000	1,997,080
Microsemi Corporation	Term Loan	Loan	4.00%	2/2/2018	$2,873,981	2,867,340	2,877,574
National CineMedia, LLC	Term Loan	Loan	1.97%	2/13/2015	$1,086,207	1,058,236	1,081,862
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.24%	8/9/2013	$720,738	714,175	720,377
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$992,500	971,097	985,364
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,940,000	3,969,676	3,912,578
NPC International, Inc.	Term Loan 2012	Loan	5.25%	12/28/2018	$498,750	498,750	500,466
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,960,000	3,934,170	3,963,287
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	$845,763	845,763	841,534
OEP Pearl Dutch Acquisition B.V.	Initial BV Term Loan	Loan	6.50%	3/30/2018	$149,625	146,817	149,251
On Assignment, Inc.	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,869,212	2,849,783	2,853,087
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,935,793	4,917,301	4,802,132
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$995,000	977,871	995,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Term Borrowing	Loan	6.25%	6/22/2019	$1,000,000	990,174	1,007,500
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$424,903	264,859	382,413
Penn National Gaming, Inc.	Term A Facility	Loan	1.76%	7/14/2016	$2,850,000	2,783,153	2,823,524
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$990,000	987,926	991,228
PetCo Animal Supplies, Inc.	New Loan	Loan	4.50%	11/24/2017	$1,500,000	1,498,275	1,500,000
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$1,990,000	1,963,240	2,009,542
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,640	49,490
Physician Oncology Services, LP	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	416,826	407,362
Pinnacle Foods Finance LLC	Extended Initial Term Loan	Loan	3.75%	10/2/2016	$4,771,564	4,498,422	4,731,817
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$497,500	493,102	498,993
Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$1,990,000	1,954,965	1,890,500
Prestige Brands, Inc.	Term B Loan	Loan	5.27%	1/31/2019	$856,061	844,192	862,122
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	$1,956,155	1,940,223	1,952,888
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,960,000	3,927,359	3,963,287
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,487,907	2,478,243	2,458,873
Rexnord LLC/RBS Global, Inc.	Term B Loan	Loan	5.00%	4/1/2018	$1,990,000	1,980,791	1,997,463
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,953,643	1,953,643	1,965,033
Reynolds Group Holdings Inc.	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,963,590	1,946,950	1,988,685
Rocket Software, Inc.	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$1,990,000	1,953,675	1,997,463
Roundy’s Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$997,500	983,654	949,411
Rovi Solutions Corporation / Rovi Guides, Inc.	Tranche A-2 Loan	Loan	2.49%	3/29/2017	$2,000,000	1,980,119	1,950,000
Rovi Solutions Corporation / Rovi Guides, Inc.	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,496,250	1,489,206	1,435,472
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$4,635,262	4,588,113	4,567,445
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,436,255	5,413,298	5,439,680
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	2.99%	6/30/2015	$1,988,905	1,974,103	1,971,005
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$474,318	472,555	463,793
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,704,996	1,700,684	1,707,127
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,995,000	1,975,878	1,975,050
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	4.00%	5/12/2018	$2,984,925	2,984,925	2,987,163
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,975,000	1,967,257	1,976,639
ServiceMaster Company, The	Tranche B Term Loan	Loan	0.00%	1/31/2017	$865,715	866,797	863,014
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,940,000	3,912,240	3,821,800
Sonneborn, LLC	Initial US Term Loan	Loan	6.50%	3/30/2018	$847,875	831,965	845,755
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$997,500	983,957	1,005,729
SRA International Inc.	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,155,889	3,170,514
SRAM, LLC	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,707,357	3,674,320	3,711,992
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$886,111	877,535	887,219
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$91,667	90,779	91,781
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,462,451	4,433,060	4,451,295
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.92%	2/28/2016	$4,253,748	4,172,655	4,249,494
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche C Term Loan	Loan	3.99%	2/28/2017	$497,687	492,432	496,319
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$303,478	295,213	208,471
Syniverse Holdings, Inc.	Initial Term Loan	Loan	5.00%	4/23/2019	$500,000	495,238	497,500
Taminco Global Chemical Corporation	Tranche B-1 Dollar Term Loan	Loan	5.25%	2/15/2019	$1,496,250	1,486,720	1,499,243
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,455,000	4,436,362	4,354,763
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.77%	10/10/2014	$5,580,862	5,511,120	4,081,006
Thomson Reuters (Healthcare) Inc. (fka VCPH Holdings Corp/Wolverine Healthcare Analytics)	Tranche B Term Loan	Loan	6.75%	6/6/2019	$500,000	490,306	503,540
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Term B-1 Loan	Loan	4.25%	9/29/2016	$2,489,135	2,495,199	2,494,014
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,968,634	3,980,563	3,982,286
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	2.99%	6/16/2014	$2,371,356	2,343,038	2,321,960
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan	Loan	5.50%	5/3/2018	$2,000,000	1,990,500	1,996,880
Tube City IMS Corporation	Term Loan	Loan	5.75%	3/20/2019	$997,500	988,110	1,003,734
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$162,593	161,260	162,593
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$124,374	123,810	124,374
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$830,724	823,918	830,724
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,980,000	1,972,119	1,975,050
United Surgical Partners International, Inc.	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,493,750	2,458,457	2,492,204
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,944,950	3,943,928	3,918,519
UPC Financing Partnership	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	973,912	1,002,190
USI Holdings Corporation	Tranche B Term Loan	Loan	2.74%	5/5/2014	$4,757,174	4,682,853	4,709,602
Valeant Pharmaceuticals International, Inc.	Tranche B Term Loan	Loan	4.75%	2/13/2019	$2,992,500	2,980,887	2,998,126
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,068,750	1,063,719	1,066,880
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,975,000	1,967,132	1,966,764
Vertafore, Inc.	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$3,000,000	3,000,000	2,997,000
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,629,364
Weight Watchers International, Inc.	Term B Loan	Loan	2.00%	1/26/2014	$1,222,731	1,216,190	1,217,228
Weight Watchers International, Inc.	Term D Loan	Loan	2.75%	6/30/2016	$2,714,378	2,676,106	2,685,877
Wendy’s International, Inc	Term Loan	Loan	4.75%	5/15/2019	$1,000,000	990,291	1,002,960
Wolverine World Wide, Inc.	Tranche B Term Loan	Loan	0.00%	7/31/2019	$1,000,000	990,000	1,006,230
Yankee Candle Company, Inc., The	Initial Term Loan	Loan	5.25%	4/2/2019	$2,493,750	2,470,286	2,501,705
Yell Group Plc	Facility B1 - YB (USA) LLC (11/2009)	Loan	4.46%	7/31/2014	$3,030,606	2,983,167	840,145
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	ABS	2.77%	5/20/2020	$4,000,000	3,733,972	3,657,600
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.71%	1/18/2021	$1,500,000	1,243,734	1,050,000
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	ABS	3.96%	4/19/2021	$4,000,000	3,349,199	2,800,000
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	ABS	3.95%	1/25/2019	$5,000,000	4,283,873	3,500,000
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	ABS	4.06%	4/17/2021	$5,000,000	3,996,585	3,500,000
						$391,094,887	$383,744,421

GSC Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%	—	2,000	$—	$—
Network Communications, Inc.	Common	Equity	0.00%	—	169,143	169,143	659,658
OLD All, Inc (fka Aleris International Inc.)	Common	Equity	0.00%	—	2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%	—	51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%	—	10,821	28,784	5,411
Academy, LTD.	Initial Term Loan	Loan	6.00%	8/3/2018	$2,000,000	1,986,129	1,999,540
Acosta, Inc.	Term B Loan	Loan	4.75%	3/1/2018	$4,243,447	4,177,485	4,210,561
Advanced Lighting Technologies, Inc.	Deferred Draw Term Loan (First Lien)	Loan	3.00%	6/1/2013	$251,309	241,553	240,628
Advanced Lighting Technologies, Inc.	Term Loan (First Lien)	Loan	3.00%	6/1/2013	$4,582,873	4,478,009	4,388,101
Aeroflex Incorporated	Tranche B Term Loan	Loan	4.25%	5/9/2018	$3,814,483	3,797,573	3,715,459
Aerostructures Acquisition LLC	Term Loan	Loan	7.25%	3/1/2013	$554,722	543,949	542,240
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.50%	6/30/2017	$2,000,000	1,951,950	1,992,500
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term Loan	Loan	5.50%	2/10/2017	$1,980,000	1,971,816	1,963,170
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$996,964	994,651	1,000,872
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,608,344	5,635,040
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	499,288
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,869,758	3,869,758	3,868,790
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,975,000	4,952,760	4,875,500
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$2,000,000	1,941,354	2,014,720
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	5.00%	6/1/2018	$497,500	495,278	496,754
Bass Pro Group, LLC	Term Loan	Loan	5.25%	6/13/2017	$2,985,000	2,958,694	2,977,000
BJ’s Wholesale Club, Inc.	Initial Loan (First Lien) Retired 03/14/2012	Loan	7.00%	9/28/2018	$1,995,000	1,901,076	2,013,015
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$3,079,513	3,022,863	3,035,876
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,991,353	2,948,863	2,946,483
Capsugel Holdings US, Inc.	Initial Term Loan	Loan	5.25%	8/1/2018	$3,990,000	3,979,634	4,012,783
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.33%	10/31/2016	$3,464,824	3,506,288	3,478,198
Cenveo Corporation	Term B Facility	Loan	6.25%	12/21/2016	$2,737,105	2,715,168	2,719,150
Charter Communications Operating, LLC	Term C Loan	Loan	3.83%	9/6/2016	$3,979,695	3,972,997	3,949,291
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	4.08%	1/25/2017	$4,170,088	4,042,207	4,120,589
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,482,007	1,471,669	1,468,121
Cinemark USA, Inc.	Extended Term Loan	Loan	3.63%	4/30/2016	$5,587,889	5,348,623	5,576,546
Consolidated Container Company LLC	Loan (First Lien)	Loan	2.50%	3/28/2014	$5,195,532	4,906,062	5,052,655
Contec, LLC	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	1,057,727
Covanta Energy Corporation	Funded Letter of Credit	Loan	1.98%	2/10/2014	$877,007	860,931	871,525
Covanta Energy Corporation	Term Loan	Loan	1.79%	2/10/2014	$1,698,170	1,666,874	1,687,557
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,950,000	4,929,526	4,912,875
CRC Health Corporation	Term B-2 Loan	Loan	5.08%	11/16/2015	$1,991,877	1,896,087	1,782,730
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$2,000,000	1,980,071	1,990,540
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Term A-3 Loan	Loan	2.24%	3/31/2015	$1,360,526	1,355,021	1,333,316
Culligan International Company	Dollar Loan	Loan	2.50%	11/24/2012	$2,393,216	$2,360,219	$1,714,141
DaVita Inc.	Tranche B Term Loan	Loan	0.00%	10/20/2016	$3,989,924	3,989,924	3,999,061
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,492,500	1,489,291	1,464,098
Dollar General Corporation	Tranche B-1 Term Loan	Loan	3.14%	7/7/2014	$5,378,602	5,196,110	5,382,905
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	0.00%	8/29/2017	$3,000,000	2,446,849	2,456,712
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$732,056	721,414	729,538
Education Management LLC	Tranche C-2 Term Loan	Loan	4.63%	6/1/2016	$3,967,860	3,706,684	3,712,448
eInstruction Corporation	Initial Term Loan	Loan	6.51%	7/2/2013	$3,005,574	2,923,634	2,705,017
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,257	104,118
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,804,706	1,782,426	1,597,165
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.20%	12/29/2014	$2,616,289	2,475,132	2,500,204
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.19%	12/28/2015	$1,334,841	1,257,114	1,275,614
Fidelity National Information Services, Inc.	Term B Loan	Loan	4.25%	7/18/2016	$1,000,000	990,338	1,004,450
First Data Corporation	2018 Dollar Term Loan	Loan	4.24%	3/23/2018	$2,290,451	2,202,287	2,041,845
First Data Corporation	Non Extending B-1 Term Loan	Loan	2.99%	9/24/2014	$1,971,336	1,933,908	1,890,472
First Data Corporation	Non Extending B-2 Term Loan	Loan	2.99%	9/24/2014	$990,052	971,955	949,440
FleetPride Corporation	Term Loan	Loan	6.75%	12/6/2017	$1,000,000	980,767	995,000
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	5.08%	12/18/2015	$1,295,106	1,291,993	1,221,454
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.58%	12/20/2016	$1,295,106	1,291,613	1,227,929
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.52%	12/1/2016	$1,534,348	1,468,484	1,496,711

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Tranche B Term Loan	Loan	1.95%	3/31/2013	$4,224,718	4,206,870	4,209,889
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,982,494	3,943,002	3,902,844
Generac Power System, Inc.	Tranche B Term Loan	Loan	3.75%	2/9/2019	$500,000	497,509	497,855
General Nutrition Centers, Inc.	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,621,437	3,738,900
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	1.75%	4/30/2014	$5,700,000	5,339,456	5,607,375
Graphic Packaging International, Inc.	Term B Loan Retired 03/16/2012	Loan	2.34%	5/16/2014	$3,045,465	2,910,836	3,041,993
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	0.00%	6/1/2017	$500,000	497,500	499,530
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.31%	12/5/2016	$3,430,885	3,321,594	3,276,495
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.01%	12/1/2016	$3,960,000	3,972,323	3,905,550
HCA Inc.	Tranche B-3 Term Loan	Loan	3.49%	5/1/2018	$5,734,690	5,383,348	5,638,634
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$3,000,000	2,970,763	2,981,640
Hilsinger Company, The	Term Loan	Loan	5.26%	12/31/2013	$1,218,491	1,203,274	1,072,272
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.83%	8/22/2014	$4,459,263	4,388,148	3,879,559
Huntsman International LLC	Extended Term B Loan	Loan	0.00%	4/19/2017	$4,000,000	3,955,000	3,923,200
Hygenic Corporation, The	Term Loan	Loan	2.76%	4/30/2013	$1,563,048	1,536,828	1,438,004
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Delayed Draw Term Loan (First Lien)	Loan	6.00%	7/28/2015	$1,314,907	1,229,818	1,276,828
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Extended Initial U.S. Term Loan (First Lien)	Loan	6.00%	7/28/2015	$2,520,239	2,356,915	2,447,253
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$494,587	494,587	475,422
J. Crew Group, Inc.	Loan	Loan	4.75%	3/7/2018	$992,500	992,500	970,963
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,859,091	3,794,849	3,627,546
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.59%	3/8/2014	$3,821,774	$3,604,295	$3,667,718
Kinetic Concepts, Inc.	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$500,000	483,349	508,125
Leslie’s Poolmart, Inc.	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,960,000	3,965,615	3,920,400
Metal Services, LLC	Delayed Draw Term Loan	Loan	9.75%	9/29/2017	$132,353	129,737	132,022
Metal Services, LLC	U.S. Term Loan	Loan	9.75%	9/29/2017	$1,367,647	1,340,612	1,364,228
Microsemi Corporation	Term Loan	Loan	0.00%	2/2/2018	$3,000,000	2,992,500	2,997,750
National CineMedia, LLC	Term Loan	Loan	2.05%	2/13/2015	$2,655,172	2,572,741	2,608,707
Nielsen Finance LLC	Class A Dollar Term Loan	Loan	2.26%	8/9/2013	$720,738	710,645	717,134
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$997,500	973,592	993,141
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,960,000	3,993,151	3,939,487
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Term Loan (First Lien)	Loan	6.50%	4/27/2017	$4,937,500	4,913,011	4,873,313
NPC International, Inc.	Term Loan	Loan	6.75%	12/28/2018	$500,000	490,246	502,970
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,980,000	3,951,892	3,961,334
NuSil Technology LLC	Term Loan	Loan	5.25%	4/7/2017	$905,085	905,085	902,071
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,961,770	4,941,092	4,707,479
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$1,000,000	981,105	1,000,000
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$431,472	248,964	388,325
Pelican Products, Inc.	Term Loan	Loan	5.00%	3/7/2017	$2,673,704	2,673,704	2,653,651
Penn National Gaming, Inc.	Term A Facility	Loan	1.79%	7/14/2016	$2,925,000	2,847,453	2,837,250
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$995,000	992,736	996,930
PetCo Animal Supplies, Inc.	New Loan	Loan	0.00%	11/24/2017	$1,500,000	1,498,125	1,493,115
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$2,000,000	1,970,941	2,017,860
Pharmaceutical Research Associates Group B.V.	Dutch Dollar Term Loan	Loan	3.81%	12/15/2014	$799,151	753,650	775,176
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	$51,020	50,596	49,235
Physician Oncology Services, LP	Effective Date Term Loan	Loan	6.25%	1/31/2017	$419,961	416,468	405,262
Pinnacle Foods Finance LLC	Term Loan	Loan	2.84%	4/2/2014	$4,796,078	4,694,850	4,766,054
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$500,000	495,160	500,730
PRA International	U.S. Term Loan	Loan	3.81%	12/15/2014	$2,512,401	2,439,376	2,437,029
Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$2,000,000	1,960,652	1,945,000
Pre-Paid Legal Services, Inc.	Tranche A Term Loan	Loan	7.50%	12/31/2016	$2,695,122	2,659,371	2,607,530
Prestige Brands, Inc.	Term B Loan	Loan	5.25%	1/31/2019	$1,000,000	985,047	1,003,060
Pro Mach, Inc.	Term Loan	Loan	6.25%	7/6/2017	$1,990,000	1,972,106	1,930,300
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,980,000	3,944,328	3,953,692
RailAmerica, Inc.	Initial Loan	Loan	0.00%	3/1/2019	$500,000	497,500	497,500
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,744,392	2,732,572	2,716,948
Rexnord LLC/RBS Global, Inc.	Tranche B-2 Term B Loan Retired 03/15/2012	Loan	2.50%	7/19/2013	$1,607,683	1,566,832	1,590,609
Reynolds Group Holdings Inc.	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,963,643	1,963,643	1,977,880
Reynolds Group Holdings Inc.	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,973,590	1,955,434	1,992,398
Rocket Software, Inc.	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$2,000,000	1,960,110	1,997,500
Roundy’s Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$1,000,000	985,035	1,000,780
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$4,785,882	4,729,636	4,715,862
RPI Finance Trust	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,472,500	5,447,342	5,462,868
Safety-Kleen Systems, Inc.	Term Loan B	Loan	5.00%	2/21/2017	$250,000	247,501	250,000
Savers, Inc.	New Term Loan	Loan	4.25%	3/4/2017	$464,891	464,891	464,426
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	0.00%	6/30/2015	$2,000,000	1,985,000	1,985,000
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$476,818	474,846	458,937
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,873,081	1,867,006	1,863,716
Seminole Tribe of Florida	Term B-1 Delay Draw Loan	Loan	2.13%	3/5/2014	$616,208	605,662	607,476
Seminole Tribe of Florida	Term B-2 Delay Draw Loan	Loan	2.13%	3/5/2014	$2,230,224	2,192,054	2,198,622

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Seminole Tribe of Florida	Term B-3 Delay Draw Loan	Loan	2.13%	3/5/2014	$1,108,287	1,082,950	1,092,583
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	0.00%	5/12/2018	$3,000,000	3,000,000	2,994,150
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,985,000	1,976,380	1,981,030
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,960,000	3,928,772	3,794,987
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$1,000,000	$985,259	$1,010,630
SRA International Inc.	Term Loan	Loan	6.52%	7/20/2018	$3,725,714	3,582,427	3,665,171
SRAM, LLC	Term Loan (First Lien)	Loan	4.76%	6/7/2018	$3,886,998	3,850,268	3,882,139
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,484,984	4,452,979	4,473,771
SunGard Data Systems Inc (Solar Capital Corp.)	Incremental Term B Loan	Loan	3.74%	2/28/2014	$356,996	356,996	355,911
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche A U.S. Term Loan	Loan	2.00%	2/28/2014	$140,691	138,222	140,363
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	4.06%	2/28/2016	$3,253,748	3,173,463	3,246,265
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$992,500	980,580	986,714
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$326,109	317,228	164,685
Taminco Global Chemical Corporation	Dollar Term Loan	Loan	6.25%	2/15/2019	$500,000	490,024	501,875
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Term Loan	Loan	7.00%	12/23/2015	$3,463,273	3,422,302	3,411,324
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,477,500	4,457,147	4,331,981
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.76%	10/10/2014	$5,580,862	5,494,432	3,406,670
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,988,779	4,002,125	3,985,269
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	3.00%	6/16/2014	$2,387,500	2,350,983	2,282,044
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$163,000	161,527	161,778
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$125,000	124,375	124,688
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$834,908	827,364	832,820
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,990,000	1,981,242	1,972,588
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,964,975	3,963,846	3,928,021
UPC Financing Partnership	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	971,447	998,250
USI Holdings Corporation	Tranche B Term Loan	Loan	2.75%	5/5/2014	$4,782,211	4,685,075	4,678,581
Valeant Pharmaceuticals International, Inc.	Tranche B Term Loan	Loan	3.75%	2/13/2019	$1,000,000	995,002	996,880
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Term B-1 Loan (First Lien)	Loan	4.50%	11/3/2016	$3,979,950	3,988,810	3,982,776
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,985,000	1,976,319	1,978,807
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,611,430
Weight Watchers International, Inc.	Term B Loan	Loan	1.88%	1/26/2014	$1,229,200	1,220,261	1,221,518
Weight Watchers International, Inc.	Term D Loan	Loan	2.88%	6/30/2016	$2,728,226	2,684,697	2,714,585
Wendy’s/Arby’s Restaurants, LLC	Term Loan	Loan	5.00%	5/24/2017	$1,122,902	1,118,702	1,123,745
Wil Research Laboratories, LLC	Term B Loan	Loan	4.00%	9/26/2013	$1,808,039	1,726,498	1,663,396
WireCo WorldGroup Inc.	Term Loan	Loan	5.00%	2/10/2014	$1,992,943	1,967,101	1,953,084
Yankee Candle Company, Inc., The	Term Loan	Loan	2.25%	2/6/2014	$2,537,336	2,419,753	2,523,428
Yell Group Plc	Facility B1—YB (USA) LLC (11/2009)	Loan	3.99%	7/31/2014	$3,139,856	3,090,757	961,141
ALM 2010-1A	Floating—05/2020—B—00162VAE5	Other/Structured Finance Securities	2.78%	5/20/2020	$4,000,000	3,716,602	3,657,600
BABSN 2007-1A	Floating—01/2021—D1—05617AAA9	Other/Structured Finance Securities	3.81%	1/18/2021	$1,500,000	1,236,977	1,050,000
GALE 2007-3A	Floating—04/2021—E—363205AA3	Other/Structured	4.06%	4/19/2021	$4,000,000	3,311,208	2,800,000
KATO 2006-9A	Floating—01/2019—B2L—486010AA9	Other/Structured Finance Securities	4.06%	1/25/2019	$5,000,000	4,227,490	3,500,000
STCLO 2007-6A	Floating—04/2021—D—86176YAG7	Other/Structured Finance Securities	4.17%	4/17/2021	$5,000,000	4,077,701	3,500,000
						$390,023,603	$381,364,466

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from August 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from August 31, 2010, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from August 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20% of incentive fee capital gains that arise after August 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of August 31, 2010 will equal the fair value of such investments as of such date.

For the three months ended August 31, 2012 and August 31, 2011, we accrued $0.5 million and $0.4 million in base management fees, respectively. For the three months ended August 31, 2012, we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income. For the three months ended August 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the three months ended August 31, 2012, we accrued $0.6 million in incentive management fees related to capital gains. For the three months ended August 31, 2011, we accrued no incentive management fees related to capital gains. For the six months ended August 31, 2012 and August 31, 2011, we accrued $1.0 million and $0.8 million in base management fees, respectively. For the six months ended August 31, 2012, we incurred $0.3 million in incentive fees related to pre-incentive fee net investment income. For the six months ended August 31, 2011, we incurred no incentive fees related to pre-incentive fee net investment income. For the six months ended August 31, 2012, we accrued $1.0 million in incentive fees related to capital gains. For the six months ended August 31, 2011, we accrued no incentive management fees related to capital gains. The accruals related to the capital gains incentive fees were calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period.  As of August 31, 2012, $0.5 million of base management fees and $3.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

For the three months ended August 31, 2012 and August 31, 2011, we recognized $0.3 million and $0.2 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2012 and August 31, 2011, we recognized $0.5 million and $0.5 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2012, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

As of August 31, 2012, there was $14.9 million outstanding under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. The carrying amount of the amount outstanding under the Replacement Facility approximates its fair value. $2.8 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2012 and 2011, we recorded $0.5 million and $0.1 million of interest expense, respectively. For the three months ended August 31, 2012 and 2011, we recorded $0.1 million, and $0.2 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the three months ended August 31, 2012 and 2011 on the outstanding borrowings were 7.50% and 7.50% respectively. For the six months ended August 31, 2012 and 2011, we recorded $1.1 million and $0.3 million of interest expense, respectively. For the six months ended August 31, 2012 and 2011, we recorded $0.2 million, and $0.3 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively.

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

Our borrowing base under the Replacement Facility was $27.9 million at August 31, 2012. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2012 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 29, 2012. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2012, we have funded SBIC LP with $25.0 million of equity capital, and have no SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the Securities and Exchange Commission to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2012 and August 31, 2011, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the six months ended August 31, 2012 and August 31, 2011, we accrued $0.1 million and $0.1 million for directors’ fees expense, respectively. As of August 31, 2012 and 2011, $0.06 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2012, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended August 31, 2012 and August 31, 2011 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Basic and diluted
Net increase (decrease) in net assets from operations	$4,871	$(1,728)	$8,062	$3,981
Weighted average common shares outstanding	3,876,661	3,277,077	3,876,661	3,277,077
Earnings (loss) per common share-basic and diluted	$1.26	$(0.53)	$2.08	$1.22

Note 10. Dividend

The Company did not declare any dividend payments during the quarters ended August 31, 2012 and August 31, 2011.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2012 and August 31, 2011:

	August 31, 2012	August 31, 2011
Per share data:
Net asset value at beginning of period	$25.12	$26.26
Net investment income(1)	0.67	1.01
Net realized and unrealized gains and losses on investments and derivatives	1.41	0.21
Net increase in net assets from operations	2.08	1.22
Net asset value at end of period	$27.20	$27.48
Net assets at end of period	$105,441,959	$90,052,759
Shares outstanding at end of period	3,876,661	3,277,077
Per share market value at end of period	$16.50	$16.69
Total return based on market value(2)	3.90%	(21.46)%
Total return based on net asset value(3)	8.28%	4.63%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)	5.16%	7.49%
Ratio of operating expenses to average net assets(5)	5.22%	5.58%
Ratio of incentive management fees to average net assets(5)	2.59%	(0.76)%
Ratio of credit facility related expenses to average net assets(5)	2.55%	1.54%
Ratio of total expenses to average net assets(5)	10.37%	7.12%
Portfolio turnover rate(4)	13.66%	15.57%

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended August 31, 2012.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview

	At August 31, 2012	At February 29, 2012
	($ in millions)
Number of investments(2)	34	30
Number of portfolio companies(2)	22	21
Average investment size(2)	$2.6	$2.3
Weighted average maturity(2)	3.1 years	3.0 years
Number of industries(2)	15	15
Average investment per portfolio company(2)	$4.0	$3.3
Non-Performing or delinquent investments(2)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(1)	$24.5 (30.6)%	$18.7 (29.3)%
Weighted average current coupon(1)	12.8%	13.0%
Floating rate debt (% of interest bearing portfolio)(1)	$55.5 (69.4)%	$45.1 (70.7)%
Weighted average current spread over LIBOR(1)	7.3%	7.4%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.

During the three months ended August 31, 2012, we made $14.9 million of investments in new or existing portfolio companies, had $10.0 million in aggregate amount of exits and repayments, resulting in net investments of $4.9 million for the period. During the three months ended August 31, 2011, we made $2.9 million of investments in new or existing portfolio companies, had $6.5 million in aggregate amount of exits and repayments, resulting in net repayments of $3.6 million for the period.

During the six months ended August 31, 2012, we made $28.3 million of investments in new or existing portfolio companies, had $14.5 million in aggregate amount of exits and repayments, resulting in net investments of $13.8 million for the period. During the six months ended August 31, 2011, we made $17.6 million of investments in new or existing portfolio companies, had $13.5 million in aggregate amount of exits and repayments, resulting in net investments of $4.1 million for the period.

Our portfolio composition based on fair value at August 31, 2012 and February 29, 2012 was as follows:

Portfolio Composition

	At August 31, 2012		At February 29, 2012
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	49.8%	10.3%	38.0%	10.1%
Second lien term loans	8.5	11.4	9.3	10.3
Senior secured notes	9.2	16.3	11.2	16.0
Senior unsecured loans	—	—	6.3	15.0
Unsecured notes	1.7	20.3	2.1	19.3
Saratoga CLO subordinated notes	23.4	23.0	27.1	20.2
Equity interests	7.4	N/A	6.0	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	13.3%	100.0%	13.4%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2012 and February 29, 2012, was composed of $398.5 million and $380.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 29, 2012 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this Quarterly Report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2012, 98.6% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga

CLO portfolio investment was in default. At February 29, 2012, 99.3% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and one Saratoga CLO portfolio investments was in default.

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

The CMR distribution of our investments at August 31, 2012 and February 29, 2012 was as follows:

Portfolio CMR Distribution

	At August 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Green	$57,210	49.5%	$41,069	43.1%
Yellow	10,700	9.2	10,415	10.9
Red	12,097	10.5	12,340	12.9
N/A(1)	35,651	30.8	31,536	33.1
Total	$115,658	100.0%	$95,360	100.0%

(1)         Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at August 31, 2012 and February 29, 2012.

Portfolio composition by industry grouping at fair value

	At August 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$27,099	23.4%	$25,846	27.1%
Consumer Products	14,635	12.7	7,584	7.9
Automotive	13,113	11.3	—	—
Logistics	11,431	9.9	11,100	11.6
Food and Beverage	10,894	9.4	5,249	5.5
Electronics	7,185	6.2	8,914	9.3
Metals	6,562	5.7	6,537	6.9
Consumer Services	5,367	4.6	5,388	5.7
Healthcare Services	4,925	4.3	4,824	5.1
Publishing	4,749	4.1	5,392	5.7
Aerospace	3,500	3.0	3,500	3.7
Business Services	2,666	2.3	—	—
Environmental	2,538	2.2	2,323	2.4
Education	448	0.4	592	0.6
Homebuilding	290	0.3	289	0.3
Building Products	256	0.2	222	0.2
Manufacturing	—	—	6,000	6.3
Financial Services	—	—	1,600	1.7
Total	$115,658	100.0%	$95,360	100%

(1)         Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at August 31, 2012 and February 29, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At August 31, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands )
Southeast	$36,365	31.4%	$19,878	20.8%
Other(1)	27,099	23.4	25,846	27.1
West	20,784	18.0	21,615	22.7
Midwest	18,730	16.2	15,451	16.2
Northeast	12,680	11.0	12,570	13.2
Total	$115,658	100.0%	$95,360	100%

(1)         Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three and six months ended August 31, 2012 and 2011 are as follows:

	For the three months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Total investment income	$4,163	$3,538
Total expenses, net	2,849	818
Net investment income	1,314	2,720
Net realized gains (losses)	269	(106)
Net unrealized gains (losses)	3,288	(4,342)
Net increase (decrease) in net assets resulting from operations	$4,871	$(1,728)

	For the six months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Total investment income	$7,782	$6,436
Total expenses, net	5,195	3,137
Net investment income	2,587	3,299
Net realized gains (losses)	316	(8)
Net unrealized gains	5,158	690
Net increase in net assets resulting from operations	$8,061	$3,981

Investment income

The composition of our investment income for the three and six months ended August 31, 2012 and 2011 was as follows:

Investment Income

	For the three months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Interest from investments	$3,514	$2,887
Management fee income from Saratoga CLO	500	504
Interest from cash and cash equivalents and other income	149	147
Total	$4,163	$3,538

	For the six months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Interest from investments	$6,625	$5,275
Management fee income from Saratoga CLO	1,000	1,010
Interest from cash and cash equivalents and other income	157	151
Total	$7,782	$6,436

For the three months ended August 31, 2012, total investment income increased $0.6 million, or 43.6%, compared to the three months ended August 31, 2011. The increase in total investment income for the three months ended August 31, 2012 versus the three months ended August 31, 2011 was the result of higher interest income recognized on our investment in Saratoga CLO as well as on our other investments.

For the six months ended August 31, 2012, total investment income increased $1.3 million, or 20.9%, compared to the six months ended August 31, 2011. The increase in total investment income for the six months ended August 31, 2012 versus the six months ended August 31, 2011 was the result of higher interest income recognized on our investment in Saratoga CLO.

For the three and six months ended August 31, 2012, total PIK income was $0.2 million and $0.5 million respectively. For the three and six months ended August 31, 2012, we accrued $0.5 million and $1.0 million in collateral management fee income, respectively, due from Saratoga CLO and $1.1 million and $2.1 million in interest income, respectively, due from Saratoga CLO. The reinvestment period for the Saratoga CLO is scheduled to end in January 2013. Following the reinvestment period, proceeds from principal payments in the loan portfolio of Saratoga CLO will be used to pay down its outstanding notes, starting with Class A notes. As a result, the collateral management fee income and the interest income that we receive from the Saratoga CLO will start to decline in 2013.

Expenses

The composition of our expenses for the three and six months ended August 31, 2012 and 2011 was as follows:

Expenses

	For the three months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Interest and credit facility expense	$653	$310
Base management fees	505	411
Professional fees	294	632
Incentive management fees	869	(1,058)
Administrator expenses	250	240
Insurance expenses	130	147
Directors fees	51	51
General and administrative and other expenses	97	85
Total expenses	$2,849	$818

	For the six months ended
	August 31, 2012	August 31, 2011
	($ in thousands)
Interest and credit facility expense	$1,279	$680
Base management fees	963	810
Professional fees	639	926
Incentive management fees	1,300	(337)
Administrator expenses	500	480
Insurance expenses	261	304
Directors fees	102	102
General and administrative and other expenses	151	172
Total expenses	$5,195	$3,137

For the three months ended August 31, 2012, total expenses increased $2.0 million, or 248.29%, compared to the three months ended August 31, 2011. For the six months ended August 31, 2012, total expenses increased $2.1 million, or 65.6%, compared to the six months ended August 31, 2011. These increases were primarily attributable to an increase in incentive management fees and an increase in interest and credit facility expense attributable to an increase in the amount of our outstanding debt.

As discussed above, the increase in interest and credit facility expense for the three and six months ended August 31, 2012 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $20.0 million at February 29, 2012 and $14.9 million at August 31, 2012.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Madison Capital of $4.5 million at February 29, 2011 and no outstanding balance at August 31, 2011.  For the three and six months ended August 31, 2012, the weighted average interest rate on our outstanding indebtedness was 7.5%. For the three months ended August, 31, 2011, there was no outstanding indebtedness. For the six months ended August 31, 2011, the weighted average interest rate on our outstanding indebtedness was 7.5%.

Net Realized Gains/Losses from Investments

For the three months ended August 31, 2012, we had $10.0 million of sales, repayments, exits and restructurings, resulting in $0.3 million of net realized gains.

For the six months ended August 31, 2012, we had $14.5 million of sales, repayments, exits and restructurings resulting in $0.4 million of net realized gains.

For the three months ended August 31, 2011, we had $6.5 million of sales, repayments, exits and restructurings, resulting in $105,967 of net realized losses.

For the six months ended August 31, 2011, we had $13.5 million of sales, repayments, exits and restructurings resulting in $7,959 of net realized losses.

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended August 31, 2012, our investments had an increase in net unrealized appreciation of $3.3 million versus a decrease in net unrealized appreciation of $4.3 million for the three months ended August 31, 2011. For the six months ended August 31, 2012, our investments had an increase in net unrealized appreciation of $5.0 million versus an increase in net unrealized appreciation of $0.7 million for the three months ended August 31, 2011.The most significant cumulative changes in unrealized appreciation for the six months ended August 31, 2012 were the following:

Six months ended August 31, 2012

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation	Appreciation
	($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$4,594	$4,027	$1,918
Worldwide Express Operations LLC	First Lien Term Loan	6,397	6,441	44	353
Saratoga CLO	Other/Structured Finance Securities	21,568	27,099	5,531	3,225

The $2.0 million of unrealized appreciation on our investment in Targus Holdings, Inc. resulted from its improved operating performance and improved trading multiples of comparable publicly traded companies.  In addition, the $0.4 million of unrealized appreciation on our investment in Worldwide Express Operations, LLC resulted from its improved operating performance.

The $3.2 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and an improvement in reinvestment assumptions based on current market conditions and projections) offset by a higher discount rate used to present value the cash flows based on current market conditions.

As noted above, for the three months ended August 31, 2011, our investments had a decrease in net unrealized appreciation of $4.3 million versus an increase in net unrealized appreciation of $4.2 million for the three months ended August 31, 2010. For the six months ended August 31, 2011, our investments had an increase in net unrealized appreciation of $0.7 million versus an increase in net unrealized appreciation of $9.4 million for the six months ended August 31, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2011 were the following:

Six months ended August 31, 2011

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

Changes in Net Assets from Operations

For the three months ended August 31, 2012, we recorded a net increase in net assets resulting from operations of $4.9 million versus a net decrease in net assets resulting from operations of $1.7 million for the three months ended August 31, 2011. The difference is attributable to an increase in net unrealized appreciation and an decrease in net investment income for the three months ended August 31, 2012, as compared to the same period in the prior year. Based on 3,876,661 and 3,277,077 weighted average common shares outstanding for the three months ended August 31, 2012 and August 31, 2011, respectively, our per share net increase in net assets resulting from operations was $1.26 for the three months ended August 31, 2012 versus a per share net decrease in net assets from operations of $0.53 for the three months ended August 31, 2011.

For the six months ended August 31, 2012, we recorded a net increase in net assets resulting from operations of $8.1 million versus a net increase in net assets resulting from operations of $4.0 million or the six months ended August 31, 2011. The difference is attributable to an increase in net investment income, a decrease in realized losses on our investments and an increase in net unrealized appreciation for the six months ended August 31, 2012, as compared to the same period in the prior year. Based on 3,876,661 and 3,277,077 weighted average common shares outstanding for the six months ended August 31, 2012 and August 31, 2011, respectively, our per share net increase in net assets resulting from operations was $2.08 for the six months ended August 31, 2012 versus a per share net increase in net assets from operations of $1.22 for the six months ended August 31, 2011.

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

On February 24, 2012, we amended the Replacement facility with Madison Capital Funding to, among other things:

•                  expand the borrowing capacity under the credit facility from $40 million to $45 million;

•                  extend the Revolving Period from July 30, 2013 to February 24, 2015; and

•                  remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

As of August 31, 2012, we had $14.9 million outstanding under the Replacement Facility and no SBA-guaranteed debentures outstanding (which are discussed below). Our borrowing base under the Replacement Facility was $27.9 million at August 31, 2012.

Our asset coverage ratio, as defined in the 1940 Act, was 810% as of August 31, 2012 and 587% as of February 29, 2012.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 28, 2012 that authorizes us to sell shares of our common stock at an offering price per share to investors that is not less than 85% of our then current net asset value per share in one or more offerings for a period ending on the earlier of September 28, 2013 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 27, 2012 or our next annual meeting of stockholders.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2012, our SBIC subsidiary had $25 million in regulatory capital and no SBA-guaranteed debentures outstanding.

We received exemptive relief from the Securities and Exchange Commission to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $150 million more than we would otherwise be able to absent the receipt of this exemptive relief.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the continued instability in the financial markets and the weak U.S. economy.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2012:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$14,850	$—	$14,850	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

At August 31, 2012 and February 29, 2012, we did not have any off-balance sheet arrangements, including unfunded commitments to extend credit to third-parties, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2012, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York by GSC Acquisition Holdings, LLC against us to recover, among other things, approximately $2.6 million for the benefit of the estates and the general unsecured creditors of GSC Group, Inc. and its affiliates, including the Company’s former investment adviser, GSCP (NJ), L.P.  The complaint alleges that the former investment adviser made a constructively fraudulent transfer of $2.6 million in deferred incentive fees by waiving them in connection with the termination of an investment advisory and management agreement with us, and that the termination of the investment advisory and management agreement was itself a fraudulent transfer.  These transfers, the complaint alleges, were made without receipt of reasonably equivalent value and while the former investment adviser was insolvent.  The complaint has not yet been served, and the plaintiff’s motion for authority to prosecute the case on behalf of the estates was taken under advisement by the court on October 1, 2012. We opposed that motion.  We believe that the claims in this lawsuit are without merit and, if the plaintiff is authorized to proceed, intend to vigorously defend against this action.

Except as discussed above, neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

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

SARATOGA INVESTMENT CORP.

Date: October 15, 2012	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary