Form 10-Q
period 2012-11-30
SARATOGA INVESTMENT CORP.
filed 2013-01-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 14, 2013 was 4,730,116.

SARATOGA INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2012

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2012	February 29, 2012
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $97,083,018 and $73,161,722, respectively)	$94,649,656	$69,513,434
Control investments (cost of $20,361,593 and $23,540,517, respectively)	24,641,107	25,846,414
Total investments at fair value (amortized cost of $117,444,611 and $96,702,239, respectively)	119,290,763	95,359,848
Cash and cash equivalents	2,494,552	1,325,698
Cash and cash equivalents, reserve accounts	3,787,183	25,534,195
Outstanding interest rate cap at fair value (cost of $0 and $131,000, respectively)	—	75
Interest receivable, (net of reserve of $228,113 and $273,361, respectively)	1,906,186	1,689,404
Deferred credit facility financing costs, net	1,453,985	1,199,490
Management fee receivable	216,947	227,581
Other assets	18,973	94,823
Receivable from unsettled trades	—	59,511
Total assets	$129,168,589	$125,490,625

LIABILITIES
Revolving credit facility	$14,850,000	$20,000,000
SBA debentures payable	4,000,000	—
Payable for unsettled trades	—	4,072,500
Dividend payable	3,295,306	—
Management and incentive fees payable	3,364,719	2,885,670
Accounts payable and accrued expenses	508,042	704,949
Interest and credit facility fees payable	140,424	53,262
Due to manager	117,877	394,094
Total liabilities	$26,276,368	$28,110,475

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 4,730,116 and 3,876,661 common shares issued and outstanding, respectively	$4,730	$3,877
Capital in excess of par value	174,824,076	161,644,426
Distribution in excess of net investment income	(25,319,688)	(13,920,068)
Accumulated net realized loss from investments and derivatives	(48,463,047)	(48,874,767)
Net unrealized appreciation (depreciation) on investments and derivatives	1,846,150	(1,473,318)
Total Net Assets	102,892,221	97,380,150

Total liabilities and Net Assets	$129,168,589	$125,490,625

NET ASSET VALUE PER SHARE	$21.75	$25.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended November 30,		For the nine months ended November 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$2,466,595	$1,877,650	$6,951,338	$5,212,182
Control investments	1,046,285	1,155,241	3,186,751	3,095,304
Total interest income	3,512,880	3,032,891	10,138,089	8,307,486
Interest from cash and cash equivalents	731	1,567	5,368	6,815
Management fee income	500,454	501,920	1,500,519	1,512,091
Other income	19,750	92,671	172,310	238,579
Total investment income	4,033,815	3,629,049	11,816,286	10,064,971

EXPENSES
Interest and credit facility financing expenses	529,858	307,221	1,808,586	987,042
Base management fees	528,735	393,888	1,492,345	1,203,820
Professional fees	347,459	356,144	986,781	1,282,009
Administrator expenses	250,000	250,000	750,000	730,000
Incentive management fees	(412,654)	1,178,750	887,020	842,097
Insurance	128,891	145,105	389,506	448,786
Directors fees and expenses	53,705	51,000	155,705	153,000
General & administrative	117,357	121,019	265,720	290,232
Other expense	1,311	2,150	4,434	5,340
Total expenses	1,544,662	2,805,277	6,740,097	5,942,326

NET INVESTMENT INCOME	2,489,153	823,772	5,076,189	4,122,645

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	95,372	(5,831,905)	542,720	(5,839,864)
Net realized loss from derivatives	—	—	(131,000)	—
Net unrealized appreciation (depreciation) on investments	(1,838,957)	11,221,387	3,188,543	11,927,052
Net unrealized appreciation (depreciation) on derivatives	—	166	130,925	(15,108)
Net gain (loss) on investments	(1,743,585)	5,389,648	3,731,188	6,072,080

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$745,568	$6,213,420	$8,807,377	$10,194,725

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.19	$1.88	$2.25	$3.10

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,970,447	3,310,021	3,907,696	3,287,979

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2012

(unaudited)

Company (a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 92.0% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.71% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.5%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 12.46% Cash, 9/13/2014	$950,000	950,000	950,000	0.9%

		Total Aerospace		3,500,000	3,500,000	3.4%

National Truck Protection Co., Inc. (d, h)	Automotive	Common Stock	589	500,000	564,507	0.5%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan, 15.50% Cash, 8/10/2017	$5,500,000	5,500,000	5,500,000	5.3%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 9.00% Cash, 11/28/2016	$6,400,000	6,400,000	6,400,000	6.2%

Take 5 Oil Change, L.L.C. (d, h)	Automotive	Common Stock	7,128	712,800	742,738	0.7%

		Total Automotive		13,112,800	13,207,245	12.7%

Legacy Cabinets Holdings (d, h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d, h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$326,980	326,980	255,731	0.2%

		Total Building Products		687,304	255,731	0.2%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,076,136	6,200,000	6.0%

Sourcehov LLC (d)	Business Services	Second Lien Term Loan 10.50% Cash, 4/30/2018	$3,000,000	2,631,515	2,715,000	2.6%

		Total Business Services		8,707,651	8,915,000	8.6%

C.H.I. Overhead Doors, Inc. (CHI) (d)	Consumer Products	First Lien Term Loan 7.25% Cash, 8/17/2017	$4,987,374	4,940,497	4,987,374	4.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,950,000	3,894,385	3,959,875	3.8%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	1,027,683	1.0%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Notes 16.00% Cash, 10/26/2018	$319,711	312,359	292,631	0.3%

Targus Holdings, Inc. (d, h)	Consumer Products	Common Stock	62,413	566,765	3,731,673	3.6%

		Total Consumer Products		11,513,485	13,999,236	13.5%

CFF Acquisition LLC (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,435,516	2,274,911	2,353,439	2.3%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,932,804	2,919,900	2.8%

		Total Consumer Services		5,207,715	5,273,339	5.1%

M/C Acquisition Corp., LLC (d)	Education	First Lien Term Loan 8.75% (6.75% Cash/2.00% PIK), 12/31/2012	$2,780,315	1,626,380	323,629	0.3%

M/C Acquisition Corp., LLC (d, h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,656,622	323,629	0.3%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 10.50% (6.50% Cash/4.00% PIK), 5/1/2013	$7,804,794	7,804,794	7,323,238	7.1%

		Total Electronics		7,804,794	7,323,238	7.1%

USS Parent Holding Corp. (d, h)	Environmental	Non Voting Common Stock	765	133,002	115,681	0.1%

USS Parent Holding Corp. (d, h)	Environmental	Voting Common Stock	17,396	3,025,798	2,631,735	2.6%

		Total Environmental		3,158,800	2,747,416	2.7%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,980,000	4,006,126	4,089,450	4.0%

HOA Restaurant Group, LLC. (d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,892,643	3,560,000	3.5%

TM Restaurant Group LLC (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,981,250	2,960,569	2,977,672	2.9%

		Total Food and Beverage		10,859,338	10,627,122	10.4%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,912,500	4,843,563	4,887,937	4.8%

		Total Healthcare Services		4,843,563	4,887,937	4.8%

McMillin Companies LLC (d, h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	530,535	289,465	0.3%

		Total Homebuilding		530,535	289,465	0.3%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$987,809	976,102	987,809	1.0%

Capstone Logistics, LLC (d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,952,596	4,000,000	3.9%

Worldwide Express Operations, LLC (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,546,441	6,430,154	6,465,920	6.3%

		Total Logistics		11,358,852	11,453,729	11.2%

Elyria Foundry Company, LLC (d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,728,566	7,657,604	6,641,156	6.5%

Elyria Foundry Company, LLC (d, h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,657,604	6,641,156	6.5%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,494,810	2,042,031	920,585	0.9%

Network Communications, Inc. (d, h)	Publishing	Common Stock	211,429	—	—	0.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 5.00% Cash, 8/1/2014	$4,838,880	4,441,924	4,284,828	4.3%

		Total Publishing		6,483,955	5,205,413	5.2%

Sub Total Non-control/Non-affiliated investments				97,083,018	94,649,656	92.0%

Control investments - 23.9% (b)

GSC Partners CDO GP III, LP (g, h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d, e, g)	Structured Finance Securities	Other/Structured Finance Securities 18.81%, 1/21/2020	$30,000,000	20,361,593	24,641,107	23.9%

Sub Total Control investments				20,361,593	24,641,107	23.9%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f, h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 115.9% (b)				$117,444,611	$119,290,763	115.9%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)  Percentages are based on net assets of $102,892,221 as of November 30, 2012.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) 18.81% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

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

(g)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$3,186,751	$1,500,519	$—	$4,279,514
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h) Non-income producing at November 30, 2012.

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,198,007	$2,011,516	$—	$6,938,209
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 29, 2012.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the nine months ended November 30, 2012	For the nine months ended November 30, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$5,076,189	$4,122,645
Net realized gain (loss) from investments	542,720	(5,839,864)
Net realized loss from derivatives	(131,000)	—
Net unrealized appreciation on investments	3,188,543	11,927,052
Net unrealized appreciation (depreciation) on derivatives	130,925	(15,108)
Net increase in net assets from operations	8,807,377	10,194,725
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(16,475,809)	(9,831,231)
Net decrease in net assets from shareholder distributions	(16,475,809)	(9,831,231)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	13,180,503	7,864,784
Net increase in net assets from capital share transactions	13,180,503	7,864,784

Total increase in net assets	5,512,071	8,228,278
Net assets at beginning of period	97,380,150	86,071,454
Net assets at end of period	$102,892,221	$94,299,732

Net asset value per common share	$21.75	$24.32
Common shares outstanding at end of period	4,730,116	3,876,661

Distribution in excess of net investment income	$(25,319,688)	$(14,627,476)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the nine months ended November 30, 2012	For the nine months ended November 30, 2011
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,807,377	$10,194,725
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(821,830)	(1,188,674)
Net accretion of discount on investments	(710,418)	(1,002,986)
Amortization of deferred credit facility financing costs	342,505	510,376
Net realized (gain) loss from investments	(542,720)	5,839,864
Net realized loss from derivatives	131,000	—
Net unrealized appreciation on investments	(3,188,543)	(11,927,052)
Net unrealized (appreciation) depreciation on derivatives	(130,925)	15,108
Proceeds from sale and redemption of investments	15,990,963	31,873,349
Purchase of investments	(34,658,367)	(28,948,936)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	21,747,012	3,536,441
Interest receivable	(216,782)	370,286
Management fee receivable	10,634	4,291
Other assets	75,850	(2,880,897)
Receivable from unsettled trades	59,511	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,072,500)	(4,900,000)
Management and incentive fees payable	479,049	287,095
Accounts payable and accrued expenses	(196,907)	(99,496)
Interest and credit facility fees payable	87,162	(21,959)
Due to manager	(276,217)	44,580
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,915,854	1,706,115

Financing activities
Borrowings on debt	7,350,000	—
Paydowns on debt	(8,500,000)	(4,500,000)
Credit facility financing cost	(597,000)	—
NET CASH USED BY FINANCING ACTIVITIES	(1,747,000)	(4,500,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,168,854	(2,793,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,325,698	10,735,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,494,552	$7,941,870

Supplemental Information:
Interest paid during the period	$1,378,919	$498,625

Supplemental non-cash information:
Paid-in-kind interest income	$821,830	$1,188,674
Net accretion of discount on investments	$710,418	$1,002,986
Amortization of deferred credit facility financing costs	$342,505	$510,376
Stock dividend distribution	$13,180,503	$7,864,784
Cash dividend payable	$3,295,306	$1,966,447

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC) and SBIC LP. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Pursuant to section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as a money market fund if such investment would cause the Company to exceed any of the following limitations:

·                  we were to own more than 3% of the total outstanding voting stock of the money market fund;

·                  we were to hold securities in the money market fund having an aggregate value in excess of 5% of the value of our total assets; or

·                  we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10% of the value of our total assets.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

·                  Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with the senior management of our Manager; and

·                  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process:

·                  The audit committee of our board of directors reviews each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

·                  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company.

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

ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of November 30, 2012 and February 29, 2012, there were no uncertain tax positions.

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

·                  Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

·                  Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

·                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of November 30, 2012 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$64,094	$64,094
Second lien term loans	—	—	10,038	10,038
Senior secured notes	—	—	10,491	10,491
Unsecured notes	—	—	2,241	2,241
Structured finance securities	—	—	24,641	24,641
Equity interests	—	—	7,786	7,786
Limited partnership interests	—	—	—	—
Total	$—	$—	$119,291	$119,291

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	1,194	161	(679)	(148)	(197)	1,974	884	3,189
Purchases and other adjustments to cost	31,069	2,908	464	107	430	—	1,212	36,190
Sales and redemptions	(4,544)	(2,032)	—	(6,090)	—	(3,179)	(146)	(15,991)
Net realized gain from investments	179	87	—	131	—	—	146	543
Balance as of November 30, 2012	$64,094	$10,038	$10,491	$—	$2,241	$24,641	$7,786	$119,291

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of November 30, 2012 is $3.3 million and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2012 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range

First lien term loans	$64,094	Market Comparables	Market Yield (%)	6.4% - 25.6%
			EBITDA Multiples (x)	3.0x
		Market Quotes	Third-Party Bid	88.6 - 102.8

Second lien term loans	10,038	Market Comparables	Market Yield (%)	13.7%
		Market Quotes	Third-Party Bid	90.5

Senior secured notes	10,491	Market Comparables	Market Yield (%)	42.5%
			EBITDA Multiples (x)	4.8x
		Market Quotes	Third-Party Bid	89.0

Unsecured notes	2,241	Market Comparables	Market Yield (%)	18.0% - 24.2%

Structured finance securities	24,641	Discounted Cash Flow	Discount Rate (%)	13.0%

Equity interests	7,786	Market Comparables	EBITDA Multiples (x)	3.0x - 7.0x

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

The composition of our investments as of November 30, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$65,083	55.4%	$64,094	53.7%
Second lien term loans	10,436	8.9	10,038	8.4
Senior secured notes	12,081	10.3	10,491	8.8
Unsecured notes	4,154	3.5	2,241	1.9
Structured finance securities	20,362	17.4	24,641	20.7
Equity interests	5,329	4.5	7,786	6.5
Limited partnership interests	—	—	—	—
Total	$117,445	100%	$119,291	100%

The composition of our investments as of February 29, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,379	39.7%	$36,196	38.0%
Second lien term loans	9,473	9.8	8,914	9.4
Senior secured notes	11,617	12.0	10,706	11.2
Senior unsecured loans	5,852	6.1	6,000	6.3
Unsecured notes	3,724	3.8	2,008	2.1
Structured finance securities	23,541	24.3	25,846	27.1
Equity interests	4,116	4.3	5,690	5.9
Limited partnership interests	—	—	—	—
Total	$96,702	100.0%	$95,360	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We used the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2012. The significant inputs for the valuation model included:

·                  Default rates: 3.0%

·                  Recovery rates: 70% loans; 35% bonds

·                  Reinvestment rates: LIBOR plus 350 basis points

·                  Prepayment rate: 20%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the unaudited balance sheet of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12%. For the three months ended November 30, 2012 and 2011, we accrued $0.5 million and $0.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.0 million and $1.2 million in interest income, respectively, due from Saratoga CLO. For the nine months ended November 30, 2012 and 2011, we accrued $1.5 million and $1.5 million in collateral management fee income, respectively, due from Saratoga CLO and $3.2 million and $3.1 million in interest income, respectively, due from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12% hurdle rate has not yet been achieved.

At November 30, 2012, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $24.6 million, whereas the net asset value of Saratoga CLO on such date was $28.8 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2012, Saratoga CLO had investments with a principal balance of $393.4 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2012, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $37.2 million, which had a present value of approximately $25.1 million, using a 13% discount rate. At November 30, 2012, the fair value of the subordinated notes, which we based upon the present value of the projected cash flows, was $24.6 million, which was less than the net asset value of Saratoga CLO on such date by approximately $4.2 million.

Below is certain summary financial information from the separate unaudited financial statements of Saratoga CLO as of November 30, 2012 and February 29, 2012 and for the three and nine months ended November 30, 2012 and 2011.

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

(unaudited)

	As of
	November 30, 2012	February 29, 2012

ASSETS

Investments
Fair Value Loans	$366,614,963	$365,780,893
Fair Value Other/Structured finance securities	15,583,573	15,583,573
Total investments at fair value	382,198,536	381,364,466
Cash and cash equivalents	13,403,783	17,815,082
Receivable from open trades	2,877,531	10,046,640
Interest receivable	1,652,532	1,581,438
Deferred bond issuance	2,274,369	2,819,118
Total assets	$402,406,751	$413,626,744

LIABILITIES

Interest payable	$707,991	$826,741
Payable from open trades	8,823,095	24,857,147
Accrued senior collateral monitoring fee	43,389	45,516
Accrued subordinate collateral monitoring fee	173,557	182,064
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(431,922)	(477,483)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(456,909)	(505,106)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,175,354)	(1,299,337)
Total liabilities	$373,643,891	$389,589,586

PARTNERS’ CAPITAL

Preference shares principal	$30,000,000	$30,000,000
Preferred shares	14,577,740	9,478,573
Partners distributions	(26,936,112)	(20,540,583)
Net income	11,121,232	5,099,168
Total capital	28,762,860	24,037,158

Total liabilities and partners’ capital	$402,406,751	$413,626,744

GSC Investment Corp. CLO 2007

Statement of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2012	2011	2012	2011

INVESTMENT INCOME
Interest from investments	$4,843,433	$4,938,100	$14,699,180	$15,158,477
Interest from cash and cash equivalents	2,718	1,283	13,550	6,976
Other income	292,475	89,338	607,648	439,255
Total investment income	5,138,626	5,028,721	15,320,378	15,604,708

EXPENSES
Interest expense	1,681,369	1,615,662	5,256,854	4,793,580
Professional fees	46,134	50,075	293,392	307,156
Misc. Fee Expense	15,494	11,757	83,081	158,416
Senior collateral monitoring fee	100,091	100,384	300,104	302,418
Subordinate collateral monitoring fee	400,363	401,536	1,200,415	1,209,673
Trustee expenses	25,778	25,291	75,646	75,374
Amortization expense	253,635	253,635	762,489	762,489
Total expenses	2,522,864	2,458,340	7,971,981	7,609,106

NET INVESTMENT INCOME	2,615,762	2,570,381	7,348,397	7,995,602

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	269,472	106,318	1,681,602	(5,075,060)
Net unrealized appreciation/(depreciation) on investments	782,564	6,446,956	2,091,233	(7,191,712)
Net gain/(loss) on investments	1,052,036	6,553,274	3,772,835	(12,266,772)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,667,798	$9,123,655	$11,121,232	$(4,271,170)

GSC Investment Corp. CLO 2007

Consolidated Schedule of Investments

November 30, 2012

(unaudited)

Issuer_Name	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,985,000	1,970,290	1,992,444
ACCO Brands Corporation	Term B Loan	Loan	4.25%	5/1/2019	$375,278	371,841	378,561
Acosta, Inc.	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,117,676	4,220,266
Aeroflex Incorporated	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,332,491	3,339,529
Alere Inc. (fka IM US Holdings, LLC)	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,985,000	1,944,046	1,993,516
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,965,000	1,958,114	1,963,782
Aramark Corporation	LC-2 Facility	Loan	3.46%	7/26/2016	$79,187	79,187	79,336
Aramark Corporation	LC-3 Facility	Loan	3.46%	7/26/2016	$43,961	43,961	44,043
Aramark Corporation	U.S. Term B Loan (Extending)	Loan	3.46%	7/26/2016	$1,204,093	1,204,093	1,206,357
Aramark Corporation	U.S. Term C Loan	Loan	3.57%	7/26/2016	$2,545,700	2,545,700	2,550,486
Armstrong World Industries, Inc	Term Loan B-1	Loan	4.00%	3/10/2018	$2,128,332	2,114,455	2,139,315
Ashland Inc.	Term B Loan	Loan	3.75%	8/23/2018	$740,000	738,482	745,624
Asurion, LLC (fka Asurion Corporation)	Amortizing Term Loan	Loan	4.75%	7/23/2017	$1,000,000	990,707	1,003,750
Asurion, LLC (fka Asurion Corporation)	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,614,478	5,702,440
Aurora Diagnostics, LLC	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,996	3,180,917
Autotrader.com, Inc.	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,840,515	3,840,515	3,865,478
Avantor Performance Materials Holdings, Inc.	Term Loan	Loan	5.00%	6/24/2017	$4,937,500	4,918,555	4,912,813
AZ Chem US Inc.	Term Loan	Loan	7.25%	12/22/2017	$1,574,545	1,534,359	1,597,676
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Term Loan	Loan	5.00%	6/1/2018	$2,585,841	2,585,109	2,585,841
Biomet, Inc.	Dollar Term B-1 Loan	Loan	3.96%	7/25/2017	$1,995,000	1,995,000	2,009,963
Bombardier Recreational Products Inc.	Term B-2 Loan	Loan	4.46%	6/28/2016	$2,000,000	1,990,340	2,005,840
Burlington Coat Factory Warehouse Corporation	Term B-1 Loan	Loan	5.50%	2/23/2017	$3,000,000	2,989,629	3,020,880
C.H.I. Overhead Doors, Inc. (CHI)	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,983,844	2,936,520	2,983,844
Camp International Holding Company	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$1,000,000	990,243	1,005,000
Capital Automotive L.P.	Tranche B Term Loan	Loan	0.00%	3/11/2017	$2,879,345	2,886,543	2,884,153
Capstone Logistics, LLC	Term Note A	Loan	7.50%	9/16/2016	$2,963,427	2,928,307	2,918,975
Capsugel Holdings US, Inc.	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,700,642	3,690,746	3,729,507
Celanese US Holdings LLC	Dollar Term C Loan (Extended)	Loan	3.11%	10/31/2016	$2,204,172	2,226,295	2,219,887
Cenveo Corporation	Term B Facility	Loan	6.63%	12/21/2016	$2,443,617	2,427,099	2,449,726
Charter Communications Operating, LLC	Term C Loan	Loan	3.46%	9/6/2016	$3,062,577	3,057,871	3,075,103
Charter Communications Operating, LLC	Term D Loan	Loan	4.00%	5/15/2019	$1,990,000	1,980,945	2,004,428
CHS/ Community Health Systems, Inc.	Extended Term Loan	Loan	3.81%	1/25/2017	$4,064,516	3,957,287	4,089,431
Cinedigm Digital Funding I, LLC	Term Loan	Loan	5.25%	4/29/2016	$1,164,109	1,157,458	1,164,109
Cinemark USA, Inc.	Extended Term Loan	Loan	3.46%	4/30/2016	$5,545,125	5,350,619	5,570,521
Contec, LLC	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,534,998	2,578,210
Covanta Energy Corporation	Term Loan	Loan	4.00%	3/28/2019	$497,500	495,252	497,813
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Term B Loan	Loan	5.00%	2/13/2017	$4,912,500	4,895,268	4,937,063
Crown Castle Operating Company	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,985,000	1,967,373	1,993,694
CSC Holdings, LLC (fka CSC Holdings Inc. (Cablevision))	Term A-3 Loan	Loan	2.46%	3/31/2015	$1,195,614	1,191,958	1,180,669
Culligan International Company	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$797,680	731,052	727,883
Culligan International Company	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	717,261	593,895
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,959,698	3,959,698	3,979,496
DCS Business Services, Inc.	Term B Loan	Loan	7.25%	3/16/2018	$3,980,005	3,927,317	3,920,305
Dean Foods Company	2016 Tranche B Term Loan (extending)	Loan	3.21%	4/2/2016	$3,000,000	3,003,701	2,991,750
Del Monte Foods Company	Initial Term Loan	Loan	4.50%	3/8/2018	$1,438,139	1,435,434	1,433,350
Dollar General Corporation	Tranche B-1 Term Loan	Loan	2.96%	7/7/2014	$5,378,602	5,254,601	5,401,784
DS Waters of America, Inc.	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,985,000	2,933,196	3,003,656
DynCorp International Inc.	Term Loan	Loan	6.25%	7/7/2016	$626,793	619,258	628,987
Education Management LLC	Tranche C-2 Term Loan	Loan	4.50%	6/1/2016	$3,935,720	3,722,533	3,219,930
eInstruction Corporation	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,524	117,647
Electrical Components International, Inc.	Term Loan	Loan	6.75%	2/4/2017	$1,791,033	1,772,299	1,791,033
Evergreen Acqco 1 LP	New Term Loan	Loan	5.00%	7/9/2019	$498,750	493,882	498,905
Federal-Mogul Corporation	Tranche B Term Loan	Loan	2.15%	12/29/2014	$2,595,849	2,493,239	2,381,692
Federal-Mogul Corporation	Tranche C Term Loan	Loan	2.15%	12/28/2015	$1,324,413	1,262,570	1,215,149
First Data Corporation	2017 Dollar Term Loan	Loan	5.21%	3/24/2017	$2,111,028	2,022,364	2,066,168
First Data Corporation	2018 Dollar Term Loan	Loan	4.21%	3/23/2018	$2,290,451	2,213,243	2,180,693
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility B (Dollar)	Loan	4.86%	12/18/2015	$1,295,106	1,292,610	1,281,080
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Facility C (Dollar)	Loan	5.36%	12/20/2016	$1,295,106	1,292,160	1,287,556
Freescale Semiconductor, Inc.	Tranche B-1 Term Loan	Loan	4.46%	12/1/2016	$2,534,348	2,444,611	2,451,982
FTD Group, Inc.	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,682,030	3,738,760
Generac Power Systems, Inc.	Term Loan	Loan	6.25%	5/30/2018	$997,500	979,109	1,017,450
General Nutrition Centers, Inc.	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$3,748,295	3,748,295	3,752,981
Goodyear Tire & Rubber Company, The	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,926,815	4,016,680
Grifols Inc.	New U.S. Tranche B Term Loan	Loan	4.50%	6/1/2017	$2,975,704	2,960,017	3,005,461
Grosvenor Capital Management Holdings, LLLP	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,342,748	3,253,094	3,288,429
Hanger Orthopedic Group, Inc.	Term C Loan	Loan	4.00%	12/1/2016	$3,920,667	3,930,935	3,920,667
HCA Inc.	Tranche B-3 Term Loan	Loan	3.46%	5/1/2018	$5,734,690	5,426,252	5,734,002
Health Management Associates, Inc.	Term B Loan	Loan	4.50%	11/16/2018	$2,977,500	2,951,738	3,003,523
HIBU PLC (fka Yell Group PLC)	Facility B1 - YB (USA) LLC (11/2009)	Loan	4.46%	7/31/2014	$3,030,606	2,983,167	596,029
HMH Holdings (Delaware) Inc.	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$995,000	976,550	1,002,463
Hologic, Inc.	Tranche A Term Loan	Loan	3.21%	8/1/2017	$2,468,750	2,462,943	2,470,305
Hunter Defense Technologies, Inc.	Term Loan	Loan	3.52%	8/22/2014	$3,679,939	3,642,211	3,201,547
Huntsman International LLC	Extended Term B Loan	Loan	2.76%	4/19/2017	$3,920,000	3,881,526	3,918,589
Infor (US), Inc. ((fka Lawson Software Inc.)	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,995,000	1,975,693	2,012,456
Inventiv Health, Inc. (fka Ventive Health, Inc)	Consolidated Term Loan	Loan	6.50%	8/4/2016	$492,090	492,090	465,640
J. Crew Group, Inc.	Loan	Loan	4.50%	3/7/2018	$985,000	985,000	984,448
Kalispel Tribal Economic Authority	Term Loan	Loan	7.50%	2/25/2017	$3,675,323	3,623,375	3,601,817
Key Safety Systems, Inc.	Term Loan (First Lien)	Loan	2.51%	3/8/2014	$3,790,786	3,654,834	3,749,732
Kinetic Concepts, Inc.	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$496,250	479,089	498,731
Kronos Worldwide, Inc.	Initial Term Loan	Loan	5.75%	6/13/2018	$1,975,000	1,961,430	1,984,875
MetroPCS Wireless, Inc.	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,495,830	2,498,490	2,505,190
Microsemi Corporation	Term Loan	Loan	4.00%	2/2/2018	$2,781,389	2,775,257	2,795,991
National CineMedia, LLC	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,049,619	1,085,305
Newsday, LLC	Term Loan	Loan	0.00%	10/12/2016	$3,000,000	2,996,250	2,958,750
Novelis, Inc.	Term B-2 Loan	Loan	4.00%	3/10/2017	$990,000	969,828	991,228
Novelis, Inc.	Term Loan	Loan	4.00%	3/10/2017	$3,930,000	3,957,969	3,936,131
NPC International, Inc.	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	493,901
NRG Energy, Inc.	Term Loan	Loan	4.00%	7/1/2018	$3,950,000	3,925,294	3,983,338
NuSil Technology LLC.	Term Loan	Loan	5.25%	4/7/2017	$823,729	823,729	823,729
OEP Pearl Dutch Acquisition B.V.	Initial BV Term Loan	Loan	6.50%	3/30/2018	$149,250	146,575	149,437
On Assignment, Inc.	Initial B Loan	Loan	5.00%	5/15/2019	$2,745,925	2,728,373	2,759,654
Onex Carestream Finance LP	Term Loan	Loan	5.00%	2/25/2017	$4,922,804	4,905,385	4,884,357
OpenLink International, Inc.	Initial Term Loan	Loan	7.75%	10/30/2017	$992,500	976,239	992,500
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Term Borrowing	Loan	5.25%	6/22/2019	$1,000,000	990,534	1,008,700
PATS Aircraft, LLC	Term Loan	Loan	8.50%	10/6/2016	$384,131	248,245	345,718
Penn National Gaming, Inc.	Term A Facility	Loan	1.72%	7/14/2016	$2,812,500	2,750,784	2,792,812
Penn National Gaming, Inc.	Term B Facility	Loan	3.75%	7/16/2018	$987,500	985,519	990,176
PetCo Animal Supplies, Inc.	New Loan	Loan	4.50%	11/24/2017	$1,500,000	1,498,357	1,505,820
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Term Loan	Loan	6.25%	12/5/2018	$1,985,000	1,959,370	2,012,691
Physician Oncology Services, LP	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,661	48,724
Physician Oncology Services, LP	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,003	401,062
Pinnacle Foods Finance LLC	Extended Initial Term Loan	Loan	3.71%	10/2/2016	$5,741,004	5,489,048	5,761,269
Polyone Corporation	Loan	Loan	5.00%	12/20/2017	$496,250	492,069	498,235

Preferred Proppants, LLC	Term B Loan	Loan	7.50%	12/15/2016	$1,985,000	1,952,084	1,826,200
Prestige Brands, Inc.	Term B Loan	Loan	5.27%	1/31/2019	$734,848	725,056	742,329
Pro Mach, Inc.	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,042	1,957,387
Quintiles Transnational Corp.	Term B Loan	Loan	5.00%	6/8/2018	$3,950,000	3,918,848	3,956,913
Ranpak Corp.	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,402,108	2,393,280	2,366,077
Rexnord LLC/RBS Global, Inc.	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,985,000	1,985,000	2,001,952
Reynolds Group Holdings Inc.	U.S. Term Loan	Loan	4.75%	9/28/2018	$2,000,000	2,000,000	2,012,280
Rocket Software, Inc.	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,985,000	1,950,427	1,991,451
Roundy’s Supermarkets, Inc.	Tranche B Term Loan	Loan	5.75%	2/13/2019	$995,000	981,722	936,544
Rovi Solutions Corporation / Rovi Guides, Inc.	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$2,000,000	1,981,202	1,945,000
Rovi Solutions Corporation / Rovi Guides, Inc.	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,492,500	1,485,740	1,466,381
Royal Adhesives and Sealants, LLC	Term A Loan	Loan	7.25%	11/29/2015	$4,560,234	4,517,413	4,493,515
RPI Finance Trust	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,412,536	5,386,241	5,435,106
Scientific Games International Inc.	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,983,357	1,969,898	1,980,878
Scitor Corporation	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,349	459,917
Scotsman Industries, Inc.	Term Loan	Loan	5.75%	4/30/2016	$1,700,114	1,696,124	1,702,240
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,990,000	1,971,927	1,996,229
Sensata Technology BV/Sensata Technology Finance Company, LLC	Term Loan	Loan	4.00%	5/12/2018	$2,977,387	2,977,387	2,986,855
Sensus USA Inc. (fka Sensus Metering Systems)	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,970,000	1,962,687	1,966,316
ServiceMaster Company, The	Tranche B Term Loan	Loan	4.46%	1/31/2017	$2,858,551	2,869,200	2,850,061
SI Organization, Inc., The	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,930,000	3,903,944	3,900,525
Sonneborn, LLC	Initial US Term Loan	Loan	6.50%	3/30/2018	$845,750	830,589	846,807
Sophia, L.P.	Initial Term Loan	Loan	6.25%	7/19/2018	$981,047	968,291	992,329
SRA International Inc.	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,160,663	3,092,886
SRAM, LLC	Term Loan (First Lien)	Loan	4.76%	6/7/2018	$3,604,195	3,572,993	3,622,216
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$849,906	841,983	859,110
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$87,921	87,102	88,873
SunCoke Energy, Inc.	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,451,185	4,423,081	4,434,493
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche B U.S. Term Loan	Loan	3.86%	2/28/2016	$4,253,748	4,178,443	4,251,111
SunGard Data Systems Inc (Solar Capital Corp.)	Tranche C Term Loan	Loan	3.96%	2/28/2017	$497,687	492,723	498,001
SuperMedia Inc. (fka Idearc Inc.)	Loan	Loan	11.00%	12/31/2015	$296,243	288,174	187,818
Syniverse Holdings, Inc.	Initial Term Loan	Loan	5.00%	4/23/2019	$498,750	494,178	501,244
Taminco Global Chemical Corporation	Tranche B-1 Dollar Term Loan	Loan	5.25%	2/15/2019	$1,492,500	1,483,406	1,502,455
Team Health, Inc.	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,443,750	4,425,954	4,399,313
Texas Competitive Electric Holdings Company, LLC (TXU)	2014 Term Loan (Non-Extending)	Loan	3.74%	10/10/2014	$5,580,862	5,519,373	3,770,207
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Term B-1 Loan	Loan	4.25%	9/29/2016	$2,438,057	2,443,634	2,446,688
TransDigm Inc.	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,958,561	3,969,794	3,971,545
TransDigm Inc.	Tranche B-2 Term Loan	Loan	4.00%	2/14/2017	$1,000,000	995,136	1,003,960
TransFirst Holdings, Inc.	Term Loan (First Lien)	Loan	2.96%	6/16/2014	$2,368,750	2,344,405	2,346,247
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Term Loan	Loan	5.50%	5/3/2018	$1,995,000	1,985,941	1,997,494
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$498,750	489,016	498,625
Tube City IMS Corporation	Term Loan	Loan	5.75%	3/20/2019	$995,000	985,990	1,003,706
U.S. Security Associates Holdings, Inc.	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$162,185	160,924	162,590
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$124,060	123,527	124,371
U.S. Security Associates Holdings, Inc.	Term Loan B	Loan	6.00%	7/28/2017	$828,632	822,188	830,703
U.S. Silica Company	Loan	Loan	4.75%	6/8/2017	$1,975,000	1,967,550	1,977,469
U.S. Xpress Enterprises, Inc.	Extended Term Loan	Loan	0.00%	11/13/2016	$3,000,000	2,940,000	2,940,000
United Surgical Partners International, Inc.	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,487,500	2,453,627	2,493,719
Univar Inc.	Term B Loan	Loan	5.00%	6/30/2017	$3,934,937	3,933,968	3,900,113
UPC Financing Partnership	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,050	998,330
USI Holdings Corporation	Tranche B Term Loan	Loan	2.71%	5/5/2014	$4,744,655	4,681,546	4,725,391
Valeant Pharmaceuticals International, Inc.	Series D Tranche B Term Loan	Loan	4.25%	2/13/2019	$2,985,000	2,972,883	2,994,045
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,066,071	1,061,243	1,066,071
Verint Systems Inc.	Term Loan 2011	Loan	4.50%	10/27/2017	$1,970,000	1,962,531	1,979,023
Vertafore, Inc.	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,992,390	2,992,390	2,996,879
Visant Corporation (fka Jostens)	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,405,837
Weight Watchers International, Inc.	Term D Loan	Loan	2.63%	6/30/2016	$2,707,453	2,671,765	2,699,547
Wendy’s International, Inc	Term Loan	Loan	4.75%	5/15/2019	$1,000,000	990,653	1,007,320
Wolverine World Wide, Inc.	Tranche B Term Loan	Loan	4.00%	7/31/2019	$928,571	919,286	933,799
Yankee Candle Company, Inc., The	Initial Term Loan	Loan	5.25%	4/2/2019	$2,487,500	2,464,981	2,507,922
ALM 2010-1A	Floating - 05/2020 - B - 00162VAE5	ABS	2.61%	5/20/2020	$4,000,000	3,742,563	3,657,600
BABSN 2007-1A	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.71%	1/18/2021	$1,500,000	1,251,353	1,050,000
GALE 2007-3A	Floating - 04/2021 - E - 363205AA3	ABS	3.96%	4/19/2021	$4,000,000	3,367,988	2,800,000
KATO 2006-9A	Floating - 01/2019 - B2L - 486010AA9	ABS	3.82%	1/25/2019	$5,000,000	4,311,758	3,500,000
STCLO 2007-6A	Floating - 04/2021 - D- 86176YAG7	ABS	3.93%	4/17/2021	$5,000,000	4,025,572	3,500,000
						$388,766,439	$382,198,536

GSC Investment Corp. CLO 2007

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

For the three months ended November 30, 2012 and 2011, we accrued $0.5 million and $0.4 million in base management fees, respectively. For the three months ended November 30, 2012 and 2011, we incurred $0.1 million and $0.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2012, we reduced the incentive fees related to capital gains by $0.5 million. For the three months ended November 30, 2011, we accrued $0.9 million in incentive fees related to capital gains. For the nine months ended November 30, 2012 and 2011, we accrued $1.5 million and $1.2 million in base management fees, respectively. For the nine months ended November 30, 2012 and 2011, we incurred $0.4 million and $0.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2012 and 2011, we accrued $0.5 million and $0.5 million in incentive fees related to capital gains, respectively. The accruals related to the capital gains incentive fees were calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period.  As of November 30, 2012, $0.5 million of base management fees and $2.8 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statement of assets and liabilities.

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

For the three months ended November 30, 2012 and 2011, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2012 and 2011, we recognized $0.8 million and $0.7 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2012, $0.1 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statement of assets and liabilities.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

·                  expand the borrowing capacity under the credit facility from $40 million to $45 million;

·                  extend the period during which we may make and repay borrowings under the credit facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may end upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the credit facility are due and payable five years after the end of the Revolving Period; and

·                  remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

As of November 30, 2012, there was $14.9 million outstanding under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. The carrying amount of the amount outstanding under the Replacement Facility approximates its fair value. $2.8 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2012 and 2011, we recorded $0.4 million and $0.1 million of interest expense related to the Replacement Facility, respectively. For the three months ended November 30, 2012 and 2011, we recorded $0.1 million and $0.2 million of amortization of deferred financing costs related to the Replacement Facility, respectively. The interest rates during the nine months ended November 30, 2012 and 2011 on the outstanding borrowings of the Replacement Facility were 7.50% and

7.50%, respectively. For the nine months ended November 30, 2012 and 2011, we recorded $1.5 million and $0.5 million of interest expense related to the Replacement Facility, respectively. For the nine months ended November 30, 2012 and 2011, we recorded $0.3 million and $0.5 million of amortization of deferred financing costs related to the Replacement Facility, respectively.

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

Our borrowing base under the Replacement Facility was $27.7 million at November 30, 2012. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2012 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2012. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2012, we have funded SBIC LP with $25.0 million of equity capital, and have $4.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2012, there was $4.0 million outstanding of SBA debentures. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $0.6 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended November 30, 2012, we recorded $0.001 million of interest expense related to the SBA debentures. For the three months ended November 30, 2012, we recorded $0.03 million of amortization of deferred financing costs related to the SBA debentures. The interest rates during the nine months ended November 30, 2012 on the outstanding borrowings of the SBA debentures was 1.47%. For the nine months ended November 30, 2012, we recorded $0.001 million of interest expense related to the SBA debentures. For the nine months ended November 30, 2012, we recorded $0.04 million of amortization of deferred financing costs related to the SBA debentures. There were no outstanding SBA debentures at November 30, 2011.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2012 and 2011, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the nine months ended November 30, 2012 and 2011, we accrued $0.2 million and $0.2 million for directors’ fees expense, respectively. As of November 30, 2012, $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2012, we had not issued any common stock to our directors as compensation for their services.

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

On November 13, 2009, the Company declared a dividend of $18.25 per share payable on December 31, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $2.50 per share. Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 of newly issued shares of common stock.

On July 30, 2010, our Manager and its affiliates purchased 986,842 shares of common stock at $15.20 per share. Total proceeds received from this sale were $15.0 million. See “Note 12. Recapitalization Transaction.”

On August 12, 2010, the Company effected a one-for-ten reverse stock split of our outstanding common stock. As a result of the reverse stock split, every ten shares of our common stock were converted into one share of our common stock. Any fractional shares received as a result of the reverse stock split were redeemed for cash. The total cash payment in lieu of shares was $230. Immediately after the reverse stock split, we had 2,680,842 shares of our common stock outstanding.

On November 12, 2010, the Company declared a dividend of $4.40 per share payable on December 29, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.  Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock.

On November 15, 2011, the Company declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.  Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock.

On November 9, 2012, the Company declared a dividend of $4.25 per share payable on December 31, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.  Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 853,455 shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended November 30, 2012 and 2011 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Basic and diluted
Net increase in net assets from operations	$746	$6,213	$8,807	$10,195
Weighted average common shares outstanding	3,970,447	3,310,021	3,907,696	3,287,979
Earnings per common share-basic and diluted	$0.19	$1.88	$2.25	$3.10

Note 10. Dividend

On November 9, 2012, the Company declared a dividend of $4.25 per share payable on December 31, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 853,455 shares of common stock, or 22% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17, 19, 2012. The consolidated financial statements for the period ended November 30, 2012 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

On November 15, 2011, the Company declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.

Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock, or 18% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011. The consolidated financial statements for the period ended November 30, 2011 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

The following tables summarize dividends declared during the nine months ended November 30, 2012 and November 30, 2011 (dollars in thousands except per share amounts):

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	$16,476

Total dividends declared			$4.25	$16,476

			Amount Per
Date Declared	Record Date	Payment Date	Share *	Total Amount
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	$9,831

Total dividends declared			$3.00	$9,831

*                 Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2012 and 2011:

	November 30, 2012	November 30, 2011
Per share data:
Net asset value at beginning of period	$25.12	$26.26
Net investment income(1)	1.30	1.25
Net realized and unrealized gains and losses on investments and derivatives	0.95	1.84
Net increase in net assets from operations	2.25	3.09
Distributions declared from net investment income	(4.25)	(3.00)
Other (4)	(1.37)	(2.03)
Net asset value at end of period	$21.75	$24.32
Net assets at end of period	$102,892,221	$94,299,732
Shares outstanding at end of period	4,730,116	3,876,661
Per share market value at end of period	$15.70	$12.35
Total return based on market value(2)	26.07%	(25.80)%
Total return based on net asset value(3)	10.43%	13.80%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	6.63%	6.04%
Ratio of operating expenses to average net assets(6)	5.29%	6.03%
Ratio of incentive management fees to average net assets(6)	1.16%	1.23%
Ratio of credit facility related expenses to average net assets(6)	2.36%	1.45%
Ratio of total expenses to average net assets(6)	8.81%	8.71%
Portfolio turnover rate(5)	14.64%	32.69%

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

(5)                               Portfolio turnover rate is calculated using the lesser of year-to-date sales excluding paydowns or year-to-date purchases over the average of the invested assets at fair value. Not annualized.

(6)                                 Ratios are annualized.

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

On July 30, 2010, the transactions contemplated by the stock purchase agreement with our Manager and certain of its affiliates was completed, and included the following actions:

·                  the private sale of shares of our common stock for $15 million in aggregate purchase price to our Manager and certain of its affiliates;

·                  the closing of the $40 million Replacement Facility with Madison Capital Funding;

·                  the execution of a registration rights agreement with the investors in the private sale transaction, pursuant to which we agreed to file a registration statement with the SEC to register for resale the shares of our common stock sold in the private sale transaction;

·                  the execution of a trademark license agreement with our Manager pursuant to which our Manager granted us a non-exclusive, royalty-free license to use the “Saratoga” name, for so long as our Manager or one of its affiliates remains our investment adviser;

·                  replacing GSCP (NJ), L.P. as our investment adviser and administrator with our Manager by executing an investment advisory and management agreement, which was approved by our stockholders, and an administration agreement with our Manager;

·                  the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the board of directors and the election of Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of our Manager, as members of the board of directors;

·                  the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and president and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

·                  our name change from “GSC Investment Corp.” to “Saratoga Investment Corp.”

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended November 30, 2012.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

·                  our future operating results;

·                  our business prospects and the prospects of our portfolio companies;

·                  the impact of investments that we expect to make;

·                  our contractual arrangements and relationships with third parties;

·                  the dependence of our future success on the general economy and its impact on the industries in which we invest;

·                  the ability of our portfolio companies to achieve their objectives;

·                  our expected financings and investments;

·                  our regulatory structure and tax treatment, including our ability to operate as a business development company, a regulated investment company and a small business investment company;

·                  the adequacy of our cash resources and working capital;

·                  the timing of cash flows, if any, from the operations of our portfolio companies; and

·                  the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

·                  Each investment is initially valued by the responsible investment professionals of SIA and preliminary valuation conclusions are documented and discussed with our senior management of SIA; and

·                  An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process:

·                  The audit committee of our board of directors reviews each preliminary valuation and SIA and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

·                  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of SIA, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

·                  organization;

·                  calculating our net asset value (including the cost and expenses of any independent valuation firm);

·                  expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

·                  interest payable on debt, if any, incurred to finance our investments;

·                  offerings of our common stock and other securities;

·                  investment advisory and management fees;

·                  fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

·                  transfer agent and custodial fees;

·                  federal and state registration fees;

·                  all costs of registration and listing our common stock on any securities exchange;

·                  federal, state and local taxes;

·                  independent directors’ fees and expenses;

·                  costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

·                  costs of any reports, proxy statements or other notices to common stockholders including printing costs;

·                  our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

·                  direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

·                  administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Corporate Debt Portfolio Overview

	At November 30, 2012	At February 29, 2012
	($ in millions)
Number of investments(2)	36	30
Number of portfolio companies(2)	23	21
Average investment size(2)	$2.6	$2.3
Weighted average maturity(2)	3.2 years	3.0 years
Number of industries(2)	15	15
Average investment per portfolio company(2)	$4.1	$3.3
Non-Performing or delinquent investments(2)	$6.6	$0.0
Fixed rate debt (% of interest bearing portfolio)(1)	$30.8 (35.5)%	$18.7 (29.3)%
Weighted average current coupon(1)	12.3%	13.0%
Floating rate debt (% of interest bearing portfolio)(1)	$56.0 (64.5)%	$45.1 (70.7)%
Weighted average current spread over LIBOR(1)	7.3%	7.4%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.

During the three months ended November 30, 2012, we made $6.4 million of investments in new or existing portfolio companies, had $1.5 million in aggregate amount of exits and repayments, resulting in net investments of $4.9 million for the period. During the three months ended November 30, 2011, we made $11.4 million of investments in new or existing portfolio companies, had $18.4 million in aggregate amount of exits and repayments, resulting in net repayments of $7.0 million for the period.

During the nine months ended November 30, 2012, we made $34.7 million of investments in new or existing portfolio companies, had $16.0 million in aggregate amount of exits and repayments, resulting in net investments of $18.7 million for the period. During the nine months ended November 30, 2011, we made $28.9 million of investments in new or existing portfolio companies, had $31.9 million in aggregate amount of exits and repayments, resulting in net repayments of $3.0 million for the period.

Our portfolio composition based on fair value at November 30, 2012 and February 29, 2012 was as follows:

Portfolio Composition

	At November 30, 2012		At February 29, 2012
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	53.7%	10.0%	38.0%	10.1%
Second lien term loans	8.4	11.3	9.3	10.3
Senior secured notes	8.8	16.8	11.2	16.0
Senior unsecured loans	—	—	6.3	15.0
Unsecured notes	1.9	19.9	2.1	19.3
Saratoga CLO subordinated notes	20.7	22.9	27.1	20.2
Equity interests	6.5	N/A	6.0	N/A
Limited partnership interests	—	N/A	—	N/A
Total	100.0%	12.9%	100.0%	13.4%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2012 and February 29, 2012, was composed of $393.4 million and $380.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. Please see Part II, Item 1A “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD, constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our annual report on Form 10-K for the year ended February 29, 2012 and “Note 4. Investment in GSC Investment Corp. CLO 2007 Ltd.” in this Quarterly Report on Form 10-Q for more information about Saratoga CLO. We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2012, 98.5% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 29, 2012, 99.3% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and one Saratoga CLO portfolio investments was in default.

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

The CMR distribution of our investments at November 30, 2012 and February 29, 2012 was as follows:

Portfolio CMR Distribution

	At November 30, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Green	$63,151	52.9%	$41,069	43.1%
Yellow	10,997	9.2	10,415	10.9
Red	12,715	10.7	12,340	12.9
N/A(1)	32,428	27.2	31,536	33.1
Total	$119,291	100.0%	$95,360	100.0%

(1)         Comprised of our investments in the subordinated notes of Saratoga CLO, equity interests and limited partnership interests.

The following table shows the portfolio composition by industry grouping at fair value at November 30, 2012 and February 29, 2012.

Portfolio composition by industry grouping at fair value

	At November 30, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Structured Finance Securities (1)	$24,641	20.7%	$25,846	27.1%
Consumer Products	14,000	11.7	7,584	7.9
Automotive	13,207	11.1	—	—
Logistics	11,454	9.6	11,100	11.6
Food and Beverage	10,627	8.9	5,249	5.5
Business Services	8,915	7.5	—	—
Electronics	7,323	6.1	8,914	9.3
Metals	6,641	5.6	6,537	6.9
Consumer Services	5,273	4.4	5,388	5.7
Publishing	5,205	4.4	5,392	5.7
Healthcare Services	4,888	4.1	4,824	5.1
Aerospace	3,500	2.9	3,500	3.7
Environmental	2,747	2.3	2,323	2.4
Education	324	0.3	592	0.6
Homebuilding	290	0.2	289	0.3
Building Products	256	0.2	222	0.2
Manufacturing	—	—	6,000	6.3
Financial Services	—	—	1,600	1.7
Total	$119,291	100.0%	$95,360	100%

(1)         Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by geographic location at fair value at November 30, 2012 and February 29, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Portfolio composition by geographic location at fair value

	At November 30, 2012		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$42,235	35.4%	$19,878	20.8%
Other(1)	24,641	20.7	25,846	27.1
West	20,043	16.8	21,615	22.7
Midwest	18,952	15.9	15,451	16.2
Northeast	13,420	11.2	12,570	13.2
Total	$119,291	100.0%	$95,360	100%

(1)         Comprised of our investment in the subordinated notes of Saratoga CLO.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended November 30, 2012 and 2011 are as follows:

	For the three months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Total investment income	$4,034	$3,629
Total expenses, net	1,545	2,805
Net investment income	2,489	824
Net realized gains (losses)	95	(5,832)
Net unrealized gains (losses)	(1,839)	11,221
Net increase in net assets resulting from operations	$745	$6,213

	For the nine months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Total investment income	$11,816	$10,065
Total expenses, net	6,740	5,942
Net investment income	5,076	4,123
Net realized gains (losses)	412	(5,840)
Net unrealized gains	3,319	11,912
Net increase in net assets resulting from operations	$8,807	$10,195

Investment income

The composition of our investment income for the three and nine months ended November 30, 2012 and 2011 was as follows:

Investment Income

	For the three months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Interest from investments	$3,513	$3,033
Management fee income from Saratoga CLO	500	502
Interest from cash and cash equivalents and other income	21	94
Total	$4,034	$3,629

	For the nine months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Interest from investments	$10,138	$8,307
Management fee income from Saratoga CLO	1,501	1,512
Interest from cash and cash equivalents and other income	177	246
Total	$11,816	$10,065

For the three months ended November 30, 2012, total investment income increased $0.4 million, or 11.2%, compared to the three months ended November 30, 2011. The increase in total investment income for the three months ended November 30, 2012 versus the three months ended November 30, 2011 was the result of higher interest income recognized on our non-control investments during the three months ended November 30, 2012.

For the nine months ended November 30, 2012, total investment income increased $1.8 million, or 17.4%, compared to the nine months ended November 30, 2011. The increase in total investment income for the nine months ended November 30, 2012 versus the nine months ended November 30, 2011 was the result of higher interest income recognized on our non- control investments during the nine months ended November 30, 2012.

For the three and nine months ended November 30, 2012, total PIK income was $0.3 million and $0.8 million respectively. For the three and nine months ended November 30, 2011, total PIK income was $0.3 million and $1.2 million, respectively. For the three and nine months ended November 30, 2012, we accrued $0.5 million and $1.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.0 million and $3.2 million in interest income, respectively, due from Saratoga CLO. For the three and nine months ended November 30, 2011, we accrued $0.5 million and $1.5 million in collateral management fee income, respectively, due from Saratoga CLO and $1.2 million and $3.1 million in interest income, respectively, due from Saratoga CLO. The reinvestment period for the Saratoga CLO is scheduled to end in January 2013. Following the reinvestment period, proceeds from principal payments in the loan portfolio of Saratoga CLO will be used to pay down its outstanding notes, starting with Class A notes. As a result, the collateral management fee income and the interest income that we receive from the Saratoga CLO will start to decline in 2013.

Expenses

The composition of our expenses for the three and nine months ended November 30, 2012 and 2011 was as follows:

Expenses

	For the three months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Interest and credit facility expense	$530	$307
Base management fees	529	394
Professional fees	347	356
Incentive management fees	(413)	1,179
Administrator expenses	250	250
Insurance expenses	129	145
Directors fees	54	51
General and administrative and other expenses	119	123
Total expenses	$1,545	$2,805

	For the nine months ended
	November 30, 2012	November 30, 2011
	($ in thousands)
Interest and credit facility expense	$1,809	$987
Base management fees	1,492	1,204
Professional fees	986	1,282
Incentive management fees	887	842
Administrator expenses	750	730
Insurance expenses	390	449
Directors fees	156	153
General and administrative and other expenses	270	295
Total expenses	$6,740	$5,942

For the three months ended November 30, 2012, total expenses decreased $1.3 million, or 44.9%, compared to the three months ended November 30, 2011. The decrease is primarily related to a reversal of incentive management fees related to the decrease in unrealized appreciation on our investment in the Saratoga CLO, partially offset by an increase in interest and credit facility expense and base management fees due to the growth in our portfolio and amount of our outstanding debt.

For the nine months ended November 30, 2012, total expenses increased $0.8 million, or 13.4%, compared to the nine months ended November 30, 2011. These increases were primarily attributable to increases in interest and credit facility expense and base management fees due to the growth in our portfolio and amount of our outstanding debt.

As discussed above, the increase in interest and credit facility expense for the three and nine months ended November 30, 2012 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. In this regard, there were outstanding balances under our senior secured revolving credit facility with Madison Capital of $20.0 million at February 29, 2012 and $14.9 million at November 30, 2012.  In the prior period, we had outstanding balances under our revolving securitized credit facility with Madison Capital of $4.5 million at February 29, 2011 and no outstanding balance at November 30, 2011.  For the three and nine months ended November 30, 2012, the weighted average interest rate on our outstanding indebtedness was 7.5%. For the three months ended November 30, 2011, there was no outstanding indebtedness. For the nine months ended November 30, 2011, the weighted average interest rate on our outstanding indebtedness was 7.5%.

Net Realized Gains/Losses from Investments

For the three months ended November 30, 2012, we had $1.5 million of sales, repayments, exits and restructurings, resulting in $0.1 million of net realized gains.

For the nine months ended November 30, 2012, we had $16.0 million of sales, repayments, exits and restructurings resulting in $0.5 million of net realized gains.

For the three months ended November 30, 2011, we had $18.4 million of sales, repayments, exits and restructurings, resulting in $5.8 million of net realized losses.

For the nine months ended November 30, 2011, we had $31.9 million of sales, repayments, exits and restructurings resulting in $5.8 million of net realized losses.

Net Unrealized Appreciation/Depreciation on Investments

For the three months ended November 30, 2012, our investments had a decrease in net unrealized appreciation of $1.8 million versus an increase in net unrealized appreciation of $11.2 million for the three months ended November 30, 2011. For the nine months ended November 30, 2012, our investments had an increase in net unrealized appreciation of $3.2 million versus an increase in net unrealized appreciation of $11.9 million for the nine months ended November 30, 2011.The most significant cumulative changes in unrealized appreciation for the nine months ended November 30, 2012 were the following:

Nine months ended November 30, 2012

				Total Unrealized	Year-To-Date Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Appreciation	Appreciation
	($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$3,732	$3,165	$1,056
Penton Media	First Lien Term Loan	4,442	4,285	(157)	468
Saratoga CLO	Other/Structured Finance Securities	20,362	24,641	4,279	1,974

The $1.1 million of unrealized appreciation on our investment in Targus Holdings, Inc. resulted from its improved operating performance and improved trading multiples of comparable publicly traded companies.  In addition, the $0.5 million of unrealized appreciation on our investment in Penton Media resulted from its improved operating performance.

The $2.0 million of unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher relative cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate) and a reduction in the CLO’s cost basis due to distributions during the year offset by a higher discount rate used to present value the cash flows based on current market conditions.

The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2011 were the following:

Nine months ended November 30, 2011

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

Changes in Net Assets from Operations

For the three months ended November 30, 2012, we recorded a net increase in net assets resulting from operations of $0.7 million versus a net increase in net assets resulting from operations of $6.2 million for the three months ended November 30, 2011. The difference is attributable to increase in net investment income, a decrease in net unrealized appreciation offset by an increase in net investment income for the three months ended November 30, 2012, as compared to the same period in the prior year. Based on 3,970,447 and 3,310,021 weighted average common shares outstanding for the three months ended November 30, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $0.19 for the three months ended November 30, 2012 versus a per share net increase in net assets resulting from operations of $1.88 for the three months ended November 30, 2011.

For the nine months ended November 30, 2012, we recorded a net increase in net assets resulting from operations of $8.8 million versus a net increase in net assets resulting from operations of $10.2 million for the nine months ended November 30, 2011. The difference is attributable to an increase in net investment income, a decrease in net unrealized appreciation offset by an increase in net investment income for the nine months ended November 30, 2012, as compared to the same period in the prior year. Based on 3,907,696 and 3,287,979 weighted average common shares outstanding for the nine months ended November 30, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $2.25 for the nine months ended November 30, 2012 versus a per share net increase in net assets resulting from operations of $3.10 for the nine months ended November 30, 2011.

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

Collateral Tests.  It is a condition precedent to any borrowing under the Replacement Facility that the principal amount outstanding under the Replacement Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

·                  Interest Coverage Ratio.  The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Replacement Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Replacement Facility for the last 6 payment periods must equal at least 175%.

·                  Overcollateralization Ratio.  The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Replacement Facility plus the Unfunded Exposure Amount must equal at least 200%.

·                  Weighted Average FMV Test.  The aggregate adjusted or weighted value of “eligible” pledged loan assets as a percentage of the aggregate outstanding principal balance of “eligible” pledged loan assets must be equal to or greater than 72% and 80% during the one-year periods prior to the first and second anniversary of the closing date, respectively, and 85% at all times thereafter.

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

Events of Default.  The Replacement Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Replacement Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Replacement Facility include, among other things, the following:

·                  an Interest Coverage Ratio of less than 150%;

·                  an Overcollateralization Ratio of less than 175%;

·                  the filing of certain ERISA or tax liens;

·                  the occurrence of certain “Manager Events” such as:

·                  failure by SIA and its affiliates to maintain collectively, directly or indirectly, a cash equity investment in the Company in an amount equal to at least $5,000,000 at any time prior to the third anniversary of the closing date;

·                  failure of the management agreement between SIA and the Company to be in full force and effect;

·                  indictment or conviction of SIA or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by SIA or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

·                  resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in SIA daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

·                  occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement.

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

On February 24, 2012, we amended the Replacement facility with Madison Capital Funding to, among other things:

·                  expand the borrowing capacity under the credit facility from $40 million to $45 million;

·                  extend the Revolving Period from July 30, 2013 to February 24, 2015; and

·                  remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

As of November 30, 2012, we had $14.9 million outstanding under the Replacement Facility and $4.0 million SBA-guaranteed debentures outstanding (which are discussed below). Our borrowing base under the Replacement Facility was $27.7 million at November 30, 2012.

Our asset coverage ratio, as defined in the 1940 Act, was 792.88% as of November 30, 2012 and 587% as of February 29, 2012.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2012, our SBIC subsidiary had $25 million in regulatory capital and $4.0 million SBA-guaranteed debentures outstanding.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2012:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$18,850	$—	$14,850	$—	$4,000

OFF-BALANCE SHEET ARRANGEMENTS

At November 30, 2012 and February 29, 2012, we did not have any off-balance sheet arrangements, including unfunded commitments to extend credit to third-parties, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: January 14, 2013	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer and President

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary