Form 10-K
period 2013-02-28
SARATOGA INVESTMENT CORP.
filed 2013-05-30
CIK 1377936

The following items are the subject of a Form 12b-25 and are not included herein: separate audited financial statements of GSC Investment Corp. CLO 2007, Ltd. required by Rule 3-09 of Regulation S-X to be included in Part II, Item 8, and the exhibits required by Item 601(b)(32) of Regulation S-K.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
7.50% Notes due 2020	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2012 was approximately $41.6 million based upon a closing price of $16.50 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 29, 2013 was 4,730,116.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In accordance with a new position of the staff of the Division of Investment Management of the Securities and Exchange Commission (the “SEC”) with respect to the application of Rule 3-09 of Regulation S-X to business development companies, Saratoga Investment Corp. (the “Company”) is now required to include separate audited financial statements for one of its portfolio companies, GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”), in this Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (the “Form 10-K”).  The Company needs to complete some additional work with respect to the financial statements of Saratoga CLO prior to filing such financial statements with the Form 10-K.  As a result, this Form 10-K omits such separate audited financial statements for Saratoga CLO.  The omission of such separate audited financial statements has no affect on the financial statements for the Company included therein and is consistent with the Company’s previous reporting.

In addition, due to the omission of such separate audited financial statements for Saratoga CLO in the Form 10-K, the Company’s principal executive officer and principal financial officer are unable to provide the certifications required by Item 601(b)(32) of Regulation S-K with the Form 10-K.

The Company plans to file an amendment to the Form 10-K to include such separate audited financial statements and certifications as soon as practicable on or before the fifteenth calendar day following May 29, 2013 (the original due date for filing the Form 10-K with the SEC).

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly owned subsidiary, Saratoga Investment Funding LLC, unless the context otherwise requires. We refer to Saratoga Investment Advisors LLC, our investment adviser, as “Saratoga Investment Advisors” or the “Investment Adviser.”

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

PART I

ITEM 1.  BUSINESS

General

We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having annual EBITDA (earnings before interest, taxes, depreciation and amortization) of $5 million and $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. Term loans are loans that do not allow the borrowers to repay all or a portion of the loans prior to maturity and then re-borrow such repaid amounts under the loan again. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. We also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company.

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

As of February 28, 2013, we had total assets of $174.4 million and investments in 28 portfolio companies and an additional investment in the subordinated notes in one collateralized loan obligation fund (“Saratoga CLO”) with a fair value of $25.5 million. The overall portfolio composition as of February 28, 2013 consisted of 54.0% of first lien term loans, 6.2% of second lien term loans, 15.0% of senior secured notes, 3.1% of unsecured notes, 16.5% of subordinated notes of Saratoga CLO and 5.2% of common equity. The weighted average yield on all of our debt investments, including our investment in the subordinated notes in Saratoga CLO, as of February 28, 2013, was approximately 14.0%. Approximately 90% of our first lien debt investments are fully collateralized by the portfolio company having an enterprise value or an investment having an asset coverage equal to or greater than the principal amount of the related debt investment. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2013, was composed of $383.3 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. This investment is subject to unique risks. See Part I, Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing. Pursuant to the 200.0% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

In addition, we have a wholly-owned subsidiary that is licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). See “Item 1. Business—Regulation—Small Business Investment Company Regulations.” The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

Corporate History and Information

We commenced operations on March 23, 2007 as GSC Investment Corp. and completed an initial public offering (“IPO”) of shares of our common stock on March 28, 2007. From the date we commenced operations until July 30, 2010, we were managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, we engaged Saratoga Investment Advisors to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

The recapitalization transaction consisted of (i) the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates and (ii) the entry into a $40.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Credit Facility”). We used the net proceeds from the private sale of shares of our common stock and a portion of the funds available to us under the secured revolving credit facility with Madison Capital Funding LLC to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank AG, New York Branch. Specifically, in July 2009, we had exceeded permissible borrowing limits under the revolving securitized credit facility with Deutsche Bank, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged under the revolving securitized credit facility. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010. In January 2011, we registered for public resale by Saratoga Investment Advisors and certain of its affiliates the 986,842 shares of our common stock issued to them in the recapitalization.

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

Saratoga Investment Advisors

General

Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our investment adviser is led by five principals, Christian L. Oberbeck, Michael J. Grisius, Richard A. Petrocelli, Thomas V. Inglesby, and Charles G. Phillips, with 25, 23,15, 26 and 16 years of experience in leveraged finance, respectively. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 27-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement with Saratoga Investment Advisors. The initial term of the investment advisory and management agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 9, 2012, our board of directors approved the renewal of the investment advisory and management agreement for an additional one-year term. Pursuant to the investment advisory and management agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.

Saratoga Investment Advisors has formed an investment committee to advise and consult with its senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the collective experience of the investment committee members across a variety of fixed income asset classes will benefit us. The investment committee must unanimously approve all investments in excess of $1.0 million made by us. In addition, all sales of our investments must be approved by four out of five investment committee members. The current members of the investment committee are Messrs. Oberbeck, Grisius, Petrocelli, Inglesby, and Phillips.

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

In addition to the base management fee, we pay Saratoga Investment Advisors an incentive fee which consists of two parts. First, we pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which our pre-incentive fee income does not exceed a fixed “hurdle rate” of 1.875% per quarter (7.5% annualized); and

•                  100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.344%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our investment adviser was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision; and

•                  20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the investment adviser).

Pre-incentive fee net investment income means interest income, dividend income and other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) earned during the calendar quarter, minus our operating expenses for the quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory and management agreement) and equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

We have also entered into a separate administration agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The administration agreement has an initial term of two years from its effective date of July 30, 2010, with automatic one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 9, 2012, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by us thereunder to $1.0 million for the additional one-year term. Under the administration agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the administration agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the administration agreement.

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

Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. For a discussion risks pertaining to our secured investments, see Part I, Item 1A. “Risk Factors—Our investments may be risky, and you could lose all or part of our investment.”

As part of our long-term strategy, we also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. See Part I, Item 1A. “Risk Factors—If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies defaults on their indebtedness.”

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2013, 47.9% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, 56.1% of our debt investments at February 28, 2013, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70.0% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, NYSE MKT and The NASDAQ Stock Market), U.S. operating companies with listed securities that have market capitalizations of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

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

In some cases, our debt investments may provide for a portion of the interest payable to be paid-in-kind interest (“PIK”). To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

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

In January 2008, we purchased for $30.0 million all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007 LTD., (“Saratoga CLO”), a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 28, 2013, the Saratoga CLO portfolio consisted of $383.3 million in aggregate principal amount of primarily senior secured first lien term loans in 155 obligors with an average obligor exposure of $2.5 million and $28.8 million in uninvested cash. The weighted average maturity of the portfolio is 4.4 years.

Prospective portfolio company characteristics

Our investment adviser generally selects portfolio companies with one or more of the following characteristics:

•                  a history of generating stable earnings and strong free cash flow;

•                  well-constructed balance sheets, including an established tangible liquidation value;

•                  reasonable debt-to-cash flow multiples;

•                  industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•                  capital structures that provide appropriate terms and reasonable covenants.

Investment selection

In managing us, Saratoga Investment Advisors employs the same investment philosophy and portfolio management methodologies used by Saratoga Partners. Through this investment selection process, based on quantitative and qualitative analysis, Saratoga Investment Advisors seeks to identify portfolio companies with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Saratoga Investment Advisors’ investment process emphasizes the following:

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

•                  Full analysis. A full analysis includes:

•                  Business and Industry analysis—a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

•                  Company analysis—a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

•                  Structural/security analysis—a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

•                  Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $1 million made by us. In addition, all sales of our investments must be approved by four out of five investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, Richard A. Petrocelli, Thomas V. Inglesby, and Charles G. Phillips.

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

Our investment in the subordinated notes of Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for Saratoga CLO’s valuation. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows from our investment in Saratoga CLO) to perform a discounted cash flows analysis on expected future cash flows from our investment in Saratoga CLO to determine a valuation for the subordinated notes of Saratoga CLO held by us.

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

Distributions

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have only paid four dividend distributions (December 2012, 2011, 2010 and 2009) to our stockholders since such time.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2012 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2013 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2013, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, please see Part I, Item 1A, “Risk Factors—We operate in a highly competitive market for investment opportunities.”

Staffing

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the investment advisory and management agreement and the administration agreement. For a discussion of the investment advisory and management agreement, see “Business—Investment Advisory and Management Agreement” below. We reimburse Saratoga Investment Advisors for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. For a discussion of the administration agreement, see “Business—Administration Agreement” below.

Investment Advisory and Management Agreement

Saratoga Investment Advisors serves as our investment adviser. Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment advisor in July 2010. Subject to the overall supervision of our board of directors, Saratoga Investment Advisors manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of an investment advisory and management agreement, Saratoga Investment Advisors:

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

The incentive fee has the following two parts:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock or debt security, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.875% per quarter (7.5% annualized), subject to a “catch up” provision. The base management fee is calculated prior to giving effect to the payment of any incentive fees.

We pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each fiscal quarter as follows: (A) no incentive fee in any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate; (B) 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to Saratoga Investment Advisors; and (C) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized). We refer to the amount specified in clause (B) as the “catch-up.” The “catch-up” provision is intended to provide Saratoga Investment Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, Saratoga Investment Advisors was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision. These calculations are appropriately pro-rated when such calculations are applicable for any period of less than three months.

The following is a graphical representation of the calculation of the income- related portion of the incentive fee subsequent to any period ending after December 31, 2010:

Quarterly Incentive Fee Based on “Pre-Incentive Fee Net Investment Income”

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

Under the investment advisory and management agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of net capital gains that arise after May 31, 2010. In addition, the cost basis for computing our realized gains and losses on investments held by us as of May 31, 2010 equals the fair value of such investments as of such date.

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

Alternative 2

Additional Assumptions

•                  Investment income (including interest, dividends, fees, etc.) = 3.0%

•                  Pre-incentive fee net investment income (investment income-(management fee + other expenses)) = 2.2325%

Pre-incentive fee net investment income exceeds hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.3575%.

Incentive Fee	=	(100.0% × (pre-incentive fee net investment income-1.875%)
	=	100.0% (2.2325%-1.875%)
	=	100.0% (0.3575%)
	=	0.3575%

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

(4)                                 The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.344% in any fiscal quarter.

Alternative 3

Additional Assumptions

•                  Investment income (including interest, dividends, fees, etc.) = 3.5%

•                  Pre-Incentive Fee Net Investment Income (investment income-(management fee + other expenses) = 2.7325%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)
Incentive fee	=	100.0% × “catch-up” + (20.0% × (Pre-incentive fee net investment income-2.344%))
Catch up	=	2.344%-1.875%
	=	0.469%
Incentive fee	=	(100.0% × 0.469%) + (20.0% × (2.7325%-2.344%))
	=	0.469% + (20.0% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions(1)

•                  Year 1: $20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

•                  Year 2: Investment A is sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million

•                  Year 3: FMV of Investment B determined to be $25.0 million

•                  Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

•                  Year 1: None

•                  Year 2: $6 million (20.0% multiplied by $30.0 million realized capital gains on sale of Investment A)

•                  Year 3: None; $5 million (20.0% multiplied by ($30.0 million realized cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains incentive fee paid in Year 2)

•                  Year 4: $200,000; $6.2 million (20.0% multiplied by $31.0 million cumulative realized capital gains) less $6.0 million (capital gains incentive fee paid in Year 2)

Alternative 2

Assumptions(1)

(1)                                 The examples assume that Investment A and Investment B were acquired by us subsequent to May 31, 2010. If Investment A and B were acquired by us prior to May 31, 2010, then the cost basis for computing our realized gains and losses on such investments would equal the fair value of such investments as of May 31, 2010.

•                  Year 1: $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

•                  Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

•                  Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

•                  Year 4: FMV of Investment B determined to be $35.0 million

•                  Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

•                  Year 1: None

•                  Year 2: $5.0 million (20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B))

•                  Year 3: $1.4 million ($6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million (capital gains incentive fee paid in Year 2))

•                  Year 4: None

•                  Year 5: None ($5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

The investment advisory and management agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. On July 9, 2012, our board of directors approved the renewal of the investment advisory and management agreement for an additional one-year term.

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

The investment advisory and management agreement will, unless terminated as described above, continue in effect until July 30, 2013 and will continue in effect from year to year thereafter so long as it is approved at least annually by (i) the vote of the board of directors, or by the vote of stockholders holding a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not parties to the investment advisory and management agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to such agreement, in accordance with the requirements of the 1940 Act.

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

We also provide indemnification to Saratoga Investment Advisors and certain of its affiliates for damages, liabilities, costs and expenses incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of its duties or obligations under the agreement or otherwise as an investment adviser to us. However, we would not provide indemnification against any liability to us or our security holders to which Saratoga Investment Advisors or such affiliates would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any such person’s duties or by reason of the reckless disregard of its duties and obligations under the agreement.

Organization of the Investment Adviser

Saratoga Investment Advisors is registered as an investment adviser under the Investment Advisers Act of 1940. The principal executive offices of Saratoga Investment Advisors are located at 535 Madison Avenue, New York, New York 10022.

Administration Agreement

Pursuant to a separate administration agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the administration agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the administration agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The administration agreement may be terminated by either party without penalty upon 60 days written notice to the other party. The amount payable by us under the administration agreement is currently capped at $1.0 million for each annual term of the agreement. On July 9, 2012, our board of directors approved the renewal of the administration agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by us thereunder to $1.0 million for the additional one-year term.

Indemnification

Under the administration agreement, Saratoga Investment Advisors and certain of its affiliates are not liable to us for any action taken or omitted to be taken by Saratoga Investment Advisors in connection with the performance of any of its duties or obligations under the agreement.

We also provide indemnification to Saratoga Investment Advisors and certain of its affiliates for damages, liabilities, costs and expenses incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of its duties or obligations under the agreement or otherwise as an administrator to us. However, we do not provide indemnification against any liability to us or our security holders to which Saratoga Investment Advisors or such affiliates would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any such person’s duties or by reason of the reckless disregard of its duties and obligations under the agreement.

License Agreement

We entered into a trademark license agreement with Saratoga Investment Advisors, pursuant to which Saratoga Investment Advisors grants us a non-exclusive, royalty-free license to use the name “Saratoga.” Under this agreement, we have a right to use the “Saratoga” name, for so long as Saratoga Investment Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Saratoga” name. Saratoga Investment Advisors has the right to terminate the license agreement if it is no longer acting as our investment adviser. In the event the investment advisory and management agreement is terminated, we would be required to change our name to eliminate the use of the name “Saratoga.”

Business Development Company Regulations

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of such company’s stock present at a meeting if more than 50.0% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50.0% of the outstanding stock of such company.

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

(ii)                                  has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

(iii)                               is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

(iv)                              is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or

(v)                                 meets such other criteria as may established by the SEC.

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

(4)                                 Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60.0% of the outstanding equity of the eligible portfolio company.

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

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Saratoga Investment Advisors’ proxy voting policies are not exhaustive and are designed to be responsive to the wide range of issues that may be subject to a proxy vote. In general, Saratoga Investment Advisors will vote our proxies in accordance with these guidelines unless: (1) it has determined otherwise due to the specific and unusual facts and circumstances with respect to a particular vote, (2) the subject matter of the vote is not covered by these guidelines, (3) a material conflict of interest is present, or (4) it finds it necessary to vote contrary to its general guidelines to maximize stockholder value or our best interests.

In reviewing proxy issues, Saratoga Investment Advisors generally will use the following guidelines:

Elections of Directors:  In general, Saratoga Investment Advisors will vote in favor of the management-proposed slate of directors. If there is a proxy fight for seats on a portfolio company’s board of directors, or Saratoga Investment Advisors determines that there are other compelling reasons for withholding our vote, it will determine the appropriate vote on the matter. It may withhold votes for directors that fail to act on key issues, such as failure to: (1) implement proposals to declassify a board, (2) implement a majority vote requirement, (3) submit a rights plan to a stockholder vote or (4) act on tender offers where a majority of stockholders have tendered their shares. Finally, Saratoga Investment Advisors may withhold votes for directors of non-U.S. issuers where there is insufficient information about the nominees disclosed in the proxy statement.

Appointment of Auditors:  We believe that a portfolio company remains in the best position to choose its independent auditors and Saratoga Investment Advisors will generally support management’s recommendation in this regard.

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

We will safeguard, according to strict standards of security and confidentiality, all information we receive about our stockholders. The only information we collect from stockholders is the holder’s name, address, number of shares and social security number. This information is used only so that we can send annual reports and other information about us to the stockholder, and send the stockholder proxy statements or other information required by law.

We do not share this information with any non-affiliated third party except as described below.

•                  Authorized Employees of Saratoga Investment Advisors.  It is our policy that only authorized employees of Saratoga Investment Advisors who need to know a stockholder’s personal information will have access to it.

•                  Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing a stockholder’s trades, and mailing stockholder information. These companies are required to protect our stockholders’ information and use it solely for the purpose for which they received it.

•                  Courts and Government Officials.  If required by law, we may disclose a stockholder’s personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225.0 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of February 28, 2013, our SBIC subsidiary had $25.0 million in regulatory capital and $36.0 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a

“change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. The risks set forth below are the principal risks with respect to the Company generally and with respect to business development companies, they may not be the only risks we face. If any of the following risks occur, our business and financial condition could be materially and adversely affected. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline.

Risks Related to Our Business and Structure

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

We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

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

Incentive fees on capital gains paid to Saratoga Investment Advisors under the investment advisory and management agreement equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the investment advisory and management agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of the incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. See our Form 10-Q for the quarter ended May 31, 2010 that was filed with the SEC on July 15, 2010 for the fair value and other information related to our investments as of such date. As a result, we may be required to pay incentive fees to Saratoga Investment Advisors on the sale of an investment even if we incur a realized loss on such investment, so long as the investment is sold for an amount greater than its fair value as of May 31, 2010.

The way in which the base management and incentive fees under the investment advisory and management agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Moreover, we pay Saratoga Investment Advisors a base management fee based on our total assets, including any investments made with borrowings, which may create an incentive for it to cause us to incur more leverage than is prudent, or not to repay our outstanding indebtedness when it may be advantageous for us to do so, in order to maximize its compensation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our securities.

The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and may thereby reduce such period’s incentive fee payment.

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. In addition, if we repurchase our outstanding debt securities and such repurchase results in our recording a net gain on the extinguishment of debt for financial reporting and tax purposes, such net gain will be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our investment adviser under the investment advisory and management agreement.

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

Our board of directors will seek to ensure that Saratoga Investment Advisors is acting in our best interests and that any conflict of interest faced by Saratoga Investment Advisors in its capacity as our investment adviser does not negatively impact us.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities, including the holders of our 7.50% Notes due 2020 (the “Notes”). Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the Notes. There can be no assurance that our leveraging strategy will be successful.

As of May 22, 2013, there was no outstanding balance under the Credit Facility. As of May 22, 2013, we had issued $40.0 million SBA-guaranteed debentures and $48.3 millon of the Notes. We may incur additional indebtedness in the future, including up to an additional $45.0 million under the Credit Facility, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to add new debt facilities or issue additional debt securities or other evidences of indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

Substantially all of our assets are subject to security interests under our Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we may issue and if we default on our obligations thereunder, we may suffer adverse consequences, including the foreclosure on our assets.

Substantially all of our assets are pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, Madison Capital Funding and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

In addition, if Madison Capital Funding exercises its right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility.

We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

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

Our business requires a substantial amount of additional capital. We may acquire additional capital from the issuance of senior securities or other indebtedness or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution. With respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous in order to make dividend distributions or repurchase certain of our securities.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. At our 2012 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of September 28, 2013 or the date of our 2013 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

Pending legislation may allow us to incur additional leverage.

As a business development company, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the indenture governing the Notes not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

The agreement governing our Credit Facility contains various covenants that, among other things, limits our discretion in operating our business and provides for certain minimum financial covenants.

The agreement governing the Credit Facility contains customary default provisions such as the termination or departure of either Messrs. Oberbeck, Petrocelli or Grisius, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

The source of income requirement is satisfied if we derive at least 90.0% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in “qualified publicly traded partnerships,” as defined in the Code.

The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. In such case, if we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain publicly traded partnerships.

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

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the Notes. Such a failure would have a material adverse effect on us and the holders of our securities.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, we may on occasion hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest (“PIK”) or, in certain cases, increasing interest rates or issued with warrants) and we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in Saratoga CLO, a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or investment adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Substantially all of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as approved in good faith by our board of directors. Where appropriate, Saratoga Investment Advisers may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income may be diminished which may affect our ability to make distributions on our common stock or make interest and principal payments of the Notes.

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

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted.  A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.

At February 28, 2013, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $25.5 million and constituted 16.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2013, was composed of $383.3 million in aggregate principal amount of primarily senior secured first lien term loans and $28.8 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

As the manager of the portfolio of Saratoga CLO we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by Saratoga CLO which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of the portfolio is also subject to many of the same risks sets forth in this Annual Report with respect to portfolio investments in leveraged loans.

Available information about privately held companies is limited.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes- Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary. We do not have any prior experience managing an SBIC. Our lack of experience in complying with SBA regulations may hinder our ability to take advantage of our SBIC subsidiary’s access to SBA-guaranteed debentures.

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

Risks Related to Our Common Stock

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

We may distribute taxable dividends that are payable in part in our stock. For example, on November 9, 2012, our board of directors declared a dividend of $4.25 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

As a BDC for 1940 Act purposes and a RIC for U.S. federal income tax purposes, we intend to make distributions out of assets legally available for distribution to our stockholders once such distributions are authorized by our board of directors and declared by us. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test that is applicable to us as a BDC, and provisions contained in the agreements governing our borrowings, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. At our 2012 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of September 28, 2013 or the date of our 2013 annual meeting of stockholders. Our board of directors adopted a policy that requires us to sell or issue shares of our common stock at an offering price per share that is not less than 85.0% of the then current net asset value per share pursuant to this proposal. No change can be made to this policy without unanimous approval of our independent directors. Continued access to this exception will require approval of similar proposals at future stockholder meetings.

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

Risks Related to Our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including indebtedness under the Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of May 22, 2013, there was no outstanding balance under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of May 22, 2013, we had $40.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

The indenture under which the Notes are issued contains limited protection for holders of the Notes.

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•                  issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•                  pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC or no-action letter granted by the SEC to another BDC (or the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution in order to maintain the BDC’s RIC status. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•                  sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•                  enter into transactions with affiliates;

•                  create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•                  make investments; or

•                  create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not develop, which could limit your ability to sell the Notes or the market price of the Notes.

The Notes are listed on the NYSE under the symbol ‘‘SAQ.’’ We cannot provide any assurances that an active trading market will develop or be maintained for the Notes or that you will be able to sell your Notes. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters involved in the offering of the Notes have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion.

Accordingly, we cannot assure you that a liquid trading market will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after May 31, 2016, we may choose to redeem the Notes from time to time, especially when prevailing interests rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Credit Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is traded on the New York Stock Exchange under the symbol “SAR.” Prior to July 30, 2010, our common stock traded on the New York Stock Exchange under the symbol “GNV.” The following table sets forth, for the two most recent fiscal years and the current fiscal year, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange, the sales price as a percentage of our net asset value (“NAV”) and the dividends declared by us for each fiscal quarter. The net asset value per share and high and low sales prices listed below reflect the 1:10 reverse stock split that occurred on August 12, 2010.

Year ended February 29, 2012	NAV(1)	High	Low
First Quarter	$27.48	$18.26	$16.69
Second Quarter	$28.01	$17.26	$13.58
Third Quarter	$24.32	$13.82	$12.35
Fourth Quarter	$25.12	$16.15	$12.07

Year ended February 28, 2013	NAV(1)	High	Low
First Quarter	$25.94	$18.25	$15.15
Second Quarter	$27.20	$17.20	$16.50
Third Quarter	$21.75	$19.97	$15.17
Fourth Quarter	$22.98	$18.50	$15.07

		Price Range
Year ended February 28, 2014	NAV(1)	High	Low
First Quarter through May 28, 2013	*	19.08	16.35

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

Holders

The last reported price for our common stock on May 28, 2013 was $18.49 per share. As of May 28, 2013, there were 24 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50
Total Dividends Declared for Fiscal 2009			$10.30
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)
Total Dividends Declared for Fiscal 2010			$18.25
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)
Total Dividends Declared for Fiscal 2011			$4.40
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)
Total Dividends Declared for Fiscal 2012			$3.00
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)
Total Dividends Declared for Fiscal 2013			$4.25

(1)                                 This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have made four dividend distributions (in December 2012, 2011, 2010 and 2009) to our stockholders since such time. We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act, subject to certain exceptions, or that violate our debt covenants.

Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders’ interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors determined to pay a 20.0%

cash and 80.0% stock dividend with respect to a significant portion of our taxable income for our 2013 fiscal year in accordance with certain IRS private letter rulings. For more detailed information about this dividend, please see the discussion below.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2012 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2013 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2013, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

Pursuant to a revenue procedure (Revenue Procedure 2010-12), or the Revenue Procedure, issued by the Internal Revenue Service, or IRS, the IRS indicated that it would treat distributions from certain publicly traded RICs (including BDCs) that were paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure required that at least 10.0% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elected to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10.0% of such stockholder’s distribution in cash). This Revenue Procedure applied to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2013, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On November 9, 2012, our board of directors declared a dividend of $4.25 per share payable on December 31, 2012, to common stockholders of record on November 20, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

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

Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.12 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

On November 12, 2010, we declared a dividend of $4.40 per share which was paid on December 29, 2010. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that at least 10.0% of the distribution is payable in cash. Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

On November 13, 2009, we declared a dividend of $18.25 per share payable on December 31, 2009. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all stockholders was limited to $2.1 million or $0.25 per share. Based on stockholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2013. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not purchase any shares of our common stock in the open market during the year ended February 28, 2013.

Item 6.  Selected Financial Data

The following selected financial and other data for the years ended February 28, 2013, February 29, 2012, February 28, 2011, 2010 and 2009 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Income Statement Data:
Interest and related portfolio income:
Interest	$14,450	$11,262	$12,050	$13,324	$21,142
Management fee and other income	2,557	2,250	2,123	2,293	2,245
Total interest and related portfolio income	17,007	13,512	14,173	15,617	23,387
Expenses:
Interest and credit facility financing expenses	2,540	1,298	2,612	4,096	2,605
Base management and incentive management fees(1)	4,152	2,875	3,514	2,278	4,432
Administrator expenses	1,000	1,000	810	671	961
Administrative and other	2,287	2,638	4,882	3,502	2,433
Expense reimbursement	—	—	(2,894)	(671)	(1,010)
Total operating expenses after reimbursements	9,979	7,811	8,924	9,876	9,421
Net investment income before income taxes	7,028	5,701	5,249	5,741	13,966
Income tax expenses, including excise tax	—	—	—	(27)	(140)
Net investment income	7,028	5,701	5,249	5,714	13,826
Realized and unrealized gain (loss) on investments and derivatives
Net realized gain (loss)	431	(12,186)	(24,684)	(9,522)	(7,143)
Net change in unrealized gain (loss)	7,143	19,760	36,393	(16,176)	(27,998)
Total net gain (loss)	7,574	7,574	11,709	(16,177)	(35,141)
Net increase (decrease) in net assets resulting from operations	$14,602	$13,275	$16,958	$(10,463)	$(21,315)

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Per Share:
Earnings (loss) per common share—basic and diluted(2)(5)	$3.55	$3.87	$6.96	$(9.86)	$(25.71)
Net investment income per share—basic and diluted(2)(5)	$1.71	$1.66	$2.15	$5.38	$16.68
Net realized and unrealized gain (loss) per share— basic and diluted(2)(5)	$1.84	$2.21	$4.81	$(15.24)	$(42.38)
Dividends declared per common share(3)(5)	$4.25	$3.00	$4.40	$18.25	$10.30
Dilutive impact of dividends paid in stock on net asset value per share(4)	$(1.37)	$(2.01)	$(9.05)	$(21.10)	—
Net asset value per share	$22.98	$25.12	$26.26	$32.75	$82.00
Statement of Assets and Liabilities Data:
Investment assets at fair value	$155,080	$95,360	$80,025	$89,373	$118,912
Total assets	174,411	125,491	98,769	96,935	130,662
Total debt outstanding	60,300	20,000	4,500	36,992	58,995
Stockholders’ equity	108,687	97,380	86,071	55,478	68,014
Net asset value per common share(5)	$22.98	$25.12	$26.26	$32.75	$82.00
Common shares outstanding at end of year	4,730,116	3,876,661	3,277,077	1,694,010	829,138
Other Data:
Investments funded	$71,596	$38,679	$9,014	$—	$28,260
Principal collections related to investment repayments or sales	$21,488	$33,568	$31,975	$15,185	$49,194
Number of investments at year end	47	33	37	41	54
Weighted average yield of income producing debt investments—Non-control/non-affiliate	11.26%	11.88%	11.1%	9.6%	9.7%
Weighted average yield on income producing debt investments—Control	27.11%	20.17%	15.8%	8.3%	12.2%

(1)                                 See note 6 in consolidated financial statements contained elsewhere herein.

(2)                                 For the years ended  February 28, 2013, February 29, 2012, and February 28, 2011, 2010, and 2009 amounts are calculated using weighted average common shares outstanding of 4,110,484, 3,434,345, 2,437,577, 1,061,351, and 829,138, respectively.

(3)                                 Based on 4.7 million common shares outstanding.

(4)                                 Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock and Distributions — Dividend Policy.”

(5)                                 Earnings per share figures for February 28, 2009 and February 28, 2010 were updated and do not reflect historical 10-K’s.

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

Overview

We are a Maryland corporation that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $5 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. We have elected and qualified to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Corporate History and Recent Developments

We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed an initial public offering of shares of common stock on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, we engaged Saratoga Investment Advisors (“SIA”) to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

As a result of the event of default under a revolving securitized credit facility with Deutsche Bank we previously had in place, in December 2008 we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us. On April 14, 2010, we entered into a stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates and an assignment, assumption and novation agreement with Saratoga Investment Advisors, pursuant to which we assumed certain rights and obligations of Saratoga Investment Advisors under a debt commitment letter Saratoga Investment Advisors received from Madison Capital Funding LLC, indicating Madison Capital Funding’s willingness to provide us with a $40.0 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates were completed, and included the following actions:

•                  the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates;

•                  the closing of the $40.0 million senior secured revolving credit facility with Madison Capital Funding;

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

•                  the execution of a trademark license agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors granted us a non-exclusive, royalty-free license to use the “Saratoga” name, for so long as Saratoga Investment Advisors or one of its affiliates remains our investment adviser; and

•                  replacing GSCP (NJ), L.P. as our investment adviser and administrator with Saratoga Investment Advisors by executing an investment advisory and management agreement, which was approved by our stockholders, and an administration agreement with Saratoga Investment Advisors;

•                  the resignations of Robert F. Cummings, Jr. and Richard M. Hayden, both of whom are affiliates of GSCP (NJ) L.P., as members of the board of directors and the election of Christian L. Oberbeck and Richard A. Petrocelli, both of whom are affiliates of Saratoga Investment Advisors, as members of the board of directors;

•                  the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

•                  our name change from “GSC Investment Corp.” to “Saratoga Investment Corp.”

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the $40.0 million senior secured revolving credit facility with Madison Capital Funding to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

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

In January 2011, we registered for public resale the 982,842 shares of our common stock issued to Saratoga Investment Advisors and certain of its affiliates.

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

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by S/A and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager and receive a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%.

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

The incentive fee had two parts:

•                  A fee, payable quarterly in arrears, equal to 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

•                  A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

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

The terms of the investment advisory and management agreement with Saratoga Investment Advisors, our current investment adviser, are substantially similar to the terms of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

•                  The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to Saratoga Investment Advisors and, as a result, Saratoga Investment Advisors will be entitled to 20.0% of net gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

•                  Under the “catch up” provision, 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% (7.5% annualized) but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors. This will enable Saratoga Investment Advisors to receive 20.0% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga Investment Advisors will receive 20.0% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20.0% of the excess net investment income over 1.875%.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 28, 2013	At February 29, 2012	At February 28, 2011
		($ in millions)
Number of investments(2)	44	30	34
Number of portfolio companies(2)	28	21	24
Average investment size(2)	$2.9	$2.3	$1.7
Weighted average maturity(2)	3.7yrs	3.0yrs	3.1yrs
Number of industries(2)	15	15	16
Average investment per portfolio company(2)	$4.6	$3.3	$2.5
Non-performing or delinquent investments(2)	$6.7	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(1)	$53.4(43.9)%	$18.7(29.3)%	$9.4(18.6)%
Weighted average current coupon(1)	12.6%	13.0%	13.8%
Floating rate debt (% of interest bearing portfolio)(1)	$68.2(56.1)%	$45.1(70.7)%	$41.1(81.4)%
Weighted average current spread over LIBOR(1)	7.5%	7.4%	5.6%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks and limited partnership interests.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.

During the fiscal year ended February 28, 2013, we made $71.6 million investments in new or existing portfolio companies and had $21.5 million in aggregate amount of exits and repayments resulting in net investments of $50.1 million for the year.

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

Our portfolio composition at February 28, 2013, February 29, 2012, and February 28, 2011 at fair value was as follows:

Portfolio composition

	At February 28, 2013		At February 29, 2012		At February 28, 2011
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	54.0%	10.0%	38.0%	10.1%	23.1%	9.5%
Second lien term loans	6.2	11.1	9.3	10.3	25.3	10.1
Senior secured notes	15.0	14.8	11.2	16.0	12.4	15.9
Senior unsecured loans	—	—	6.3	15.0	2.4	13.8
Unsecured notes	3.1	16.4	2.1	19.3	—	—
Saratoga CLO subordinated notes	16.5	27.1	27.1	20.2	28.4	15.8
Equity interests	5.2	N/A	6.0	N/A	8.4	N/A
Limited partnership interests	—	N/A	—	N/A	—	N/A
Total	100.0%	14.0%	100.0%	13.4%	100.0%	11.5%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2013, February 29, 2012, and February 28, 2011, was composed of $383.3 million, $380.2 million, and $410.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (“Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2013, February 29, 2012 and February 28, 2011, one, one, and three Saratoga CLO portfolio investments with a fair value of $1.0 million, $0.7 million and $3.3 million, respectively, were in default and $378.7 million, $379.5 million and 320.8 million, or 98.5%, 99.3%  and 97.0%, respectively, of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow. For more information relating to Saratoga CLO, see the audit financial statements for Saratoga CLO included elsewhere herein.

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

The CMR distribution of our investments at February 28, 2013 and February 29, 2012 was as follows:

Portfolio CMR distribution

	At February 28, 2013		At February 29, 2012
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$100,170	64.6%	$41,069	43.1%
Yellow	8,143	5.3	10,415	10.9
Red	13,229	8.5	12,340	12.9
N/A(1)	33,538	21.6	31,536	33.1
Total	$155,080	100.0%	$95,360	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and limited partnership interests.

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at February 28, 2013 and February 29, 2012.

	At February 28, 2013		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Structured Finance Securities(1)	$25,517	16.5%	$25,846	27.1%
Business Services	22,155	14.3	—	—
Food and Beverage	18,199	11.7	5,249	5.5
Automotive	14,805	9.5	—	—
Consumer Products	13,727	8.9	7,584	7.9
Healthcare Services	12,400	8.0	4,824	5.1
Logistics	11,181	7.2	11,100	11.6
Consumer Services	10,654	6.9	5,388	5.7
Metals	6,724	4.3	6,537	6.9
Electronics	6,721	4.3	8,914	9.3
Publishing	5,631	3.6	5,392	5.7
Aerospace	3,500	2.3	3,500	3.7
Environmental	2,992	1.9	2,323	2.4
Homebuilding	315	0.2	289	0.3
Education	292	0.2	592	0.6
Building Products	267	0.2	222	0.2
Manufacturing	—	—	6,000	6.3
Financial Services	—	—	1,600	1.7
Total	$155,080	100.0%	$95,360	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at February 28, 2013 and February 29, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2013		At February 29, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$70,476	45.4%	$19,878	20.8%
West	26,573	17.1	21,615	22.7
Other(1)	25,517	16.5	25,846	27.1
Midwest	18,469	11.9	15,451	16.2
Northeast	14,045	9.1	12,570	13.2
Total	$155,080	100.0%	$95,360	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the years ended February 28, 2013, February 29, 2012, and February 28, 2011 are as follows:

	For the Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
	($ in thousands)
Total investment income	$17,007	$13,512	$14,173
Total expenses before waiver and reimbursement	9,979	7,811	11,819
Total expense waiver and reimbursement	—	—	(2,895)
Total expenses net of expense waiver and reimbursement	9,979	7,811	8,924
Net investment income	7,028	5,701	5,249
Net realized gains (losses)	431	(12,186)	(24,684)
Net unrealized gains	7,143	19,760	36,393
Net increase in net assets resulting from operations	$14,602	$13,275	$16,958

Investment income

The composition of our investment income in each period was as follows:

	February 28, 2013	February 29, 2012	February 28, 2011
	($ in thousands)
Interest from investments	$14,444	$11,254	$12,041
Management fees from Saratoga CLO	2,000	2,012	2,032
Interest from cash and cash equivalents and other income	563	246	100
Total	$17,007	$13,512	$14,173

For the year ended February 28, 2013, total investment income increased $3.5 million, or 25.9% compared to the fiscal year ended February 29, 2012. Interest income from investments increased $3.2 million, or 28.4%, to $14.4 million for the year ended February 28, 2013 from $11.2 million for the fiscal year ended February 29, 2012.

For the year ended February 29, 2012, total investment income decreased $0.6 million, or 4.7% compared to the fiscal year ended February 28, 2011. Interest income from our investment in the subordinated notes of Saratoga CLO increased $0.9 million, or 27.4%, to $4.2 million for the year ended February 29, 2012 from $3.3 million for the fiscal year ended February 28, 2011.

For the fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, total PIK income was $1.1 million, $1.4 million, and $1.1 million, respectively.

Operating expenses

The composition of our operating expenses in each period was as follows:

Operating Expenses

	February 28, 2013	February 29, 2012	February 28, 2011
		($ in thousands)
Interest and credit facility expense	$2,540	$1,298	$2,612
Base management fees	2,107	1,618	1,646
Professional fees	1,191	1,455	3,325
Incentive management fees	2,045	1,257	1,869
Administrator expenses	1,000	1,000	810
Insurance expenses	516	579	705
Directors fees	207	209	373
General and administrative expenses	369	390	479
Other	4	5	—
Total operating expenses before manager waiver and reimbursement	$9,979	$7,811	$11,819

For the year ended February 28, 2013, total operating expenses before manager expense waiver and reimbursement increased $2.2 million, or 27.8% compared to the fiscal year ended February 29, 2012. For the year ended February 29, 2012, total operating expenses before manager expense waiver and reimbursement decreased $4.0 million, or 33.9% compared to the fiscal year ended February 28, 2011.

For the year ended February 28, 2013, the increase in interest and credit facility expense is primarily attributable to an increase in outstanding debt during the year. For the year ended February 29, 2012, the decrease in interest and credit facility expense is primarily attributable to a decrease in outstanding debt during the year. For the year ended February 28, 2013, the weighted average interest rate on our outstanding indebtedness was 6.35% compared to 7.50% for the fiscal year ended February 29, 2012 and 8.75% for the fiscal year ended February 28, 2011.

For the year ended February 28, 2013, base management fees increased $0.5 million, or 30.3% compared to the fiscal year ended February 29, 2012. The increase in base management fees results from the increase in the average value of our total net assets. For the year ended February 29, 2012, base management fees decreased $0.03 million, or 1.7% compared to the fiscal year ended February 28, 2011. The reduction in base management fees results from the slight decrease in the average value of our total net assets.

For the year ended February 28, 2013, professional fees decreased $0.3 million, or 18.2% compared to the fiscal year ended February 29, 2012. For the year ended February 29, 2012, professional fees decreased $1.9 million, or 56.2% compared to the fiscal year ended February 28, 2011. The change in professional fees for these periods is attributable to additional legal and professional fees incurred in the fiscal year ended February 28, 2011 associated with the evaluation of strategic transaction opportunities including the refinancing of the Company’s senior credit facility and the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report.

For the year ended February 28, 2013, incentive management fees increased $0.8 million, or 62.7% compared to the fiscal year ended February 29, 2012. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to net investment income. For the year ended February 29, 2012, incentive management fees decreased $0.6 million, or 32.7% compared to the fiscal year ended February 28, 2011. The decrease in incentive management fees is primarily attributable to a decrease in accrued incentive fees related to capital gains. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee.”

Net realized gains/losses on sales of investments

For the fiscal year ended February 28, 2013, the Company had $21.5 million of sales, repayments, exits or restructurings resulting in $0.6 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2013 were as follows:

Fiscal year ended February 28, 2013

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Grant US Holdings LLP	Second Lien Term Loan	$183	$—	$183
Energy Alloys LLC	Warrants	146	—	146

For the fiscal year ended February 29, 2012, the Company had $33.6 million of sales, repayments, exits or restructurings resulting in $12.2 million of net realized losses. The most significant realized gains and losses during the year ended February 29, 2012 were as follows:

Fiscal year ended February 29, 2012

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Grant US Holdings LLP	Second Lien Term Loan	$—	$(6,348)	$(6,348)
Pracs Institute Ltd.	Second Lien Term Loan	—	(4,078)	(4,078)
Bankruptcy Management Solutions, Inc.	Second Lien Term Loan	223	(2,645)	(2,422)

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

Net unrealized appreciation/depreciation on investments

For the year ended February 28, 2013, our investments had an increase in net unrealized appreciation of $7.0 million versus an increase in net unrealized appreciation of $19.8 million for the year ended February 29, 2012. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2013, were the following:

Fiscal year ended February 28, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/ Structured Finance Securities	$18,945	$25,517	$6,572	$4,266
Targus Holdings, Inc.	Common Stock	567	3,325	2,758	649
USS Parent Holding Corp.	Voting Common Stock	3,026	2,866	(160)	641
Group Dekko, Inc.	Second Lien Term Loan	6,825	6,721	(104)	464
Worldwide Express Operations, LLC	First Lien Term Loan	6,461	6,504	43	352
Penton Media, Inc.	First Lien Term Loan	4,497	4,670	173	798

For the year ended February 29, 2012, our investments had an increase in net unrealized appreciation of $19.8 million versus an increase in net unrealized appreciation of $36.4 million for the year ended February 28, 2011. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 29, 2012, were the following:

Fiscal year ended February 29, 2012

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/ Structured Finance Securities	$23,541	$25,846	$2,305	$6,938
Targus Holdings, Inc.	Common Stock	567	2,676	2,109	206
USS Parent Holding Corp.	Voting Common Stock	3,026	2,225	(801)	603
Penton Media, Inc.	First Lien Term Loan	4,281	3,655	(626)	(534)

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

For the year ended February 28, 2011, our investments had an increase in net unrealized appreciation of $36.4 million versus an increase in net unrealized depreciation of $9.5 million for the year ended February 28, 2010. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2011, were the following:

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011 we recorded a net increase in net assets resulting from operations of $14.6 million, $13.3 million, and $17.0 million, respectively. Based on 4,110,484 weighted average common shares outstanding as of February 28, 2013, our per share net increase in net assets resulting from operations was $3.55 for the fiscal year ended February 28, 2013. This compares to a per share net increase in net assets resulting from operations of $3.87 for the fiscal year ended February 29, 2012 (based on 3,434,345 weighted average common shares outstanding as of February 29, 2012), and a per share net increase in net assets resulting from operations of $6.96 for the fiscal year ended February 28, 2011 (based on 2,437,577 weighted average common shares outstanding as of February 28, 2011.

Financial condition, liquidity and capital resources

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding (the “Replacement Facility”) on June 30, 2010.

Availability.  The Company can draw up to the lesser of (i) $40.0 million (the “Facility Amount”) and (ii) the product of the applicable advance rate (which varies from 50.0% to 75.0% depending on the type of loan asset) and the value, determined in accordance with the Replacement Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base”), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the “Unfunded Exposure Amount”) and (b) outstanding borrowings. Each loan asset held by the Company as of the date on which the Replacement Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

Interest Rate and Fees.  Under the Replacement Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company pays the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. The Company was also obligated to pay certain other fees to the lenders in connection with the closing of the Replacement Facility.

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

Collateral Tests.  It is a condition precedent to any borrowing under the Replacement Facility that the principal amount outstanding under the Replacement Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

•                  Interest Coverage Ratio.  The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Replacement Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Replacement Facility for the last 6 payment periods must equal at least 175.0%.

•                  Overcollateralization Ratio.  The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Replacement Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

•                  Weighted Average FMV Test.  The aggregate adjusted or weighted value of “eligible” pledged loan assets as a percentage of the aggregate outstanding principal balance of “eligible” pledged loan assets must be equal to or greater than 72.0% and 80.0% during the one-year periods prior to the first and second anniversary of the closing date, respectively, and 85.0% at all times thereafter.

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

Reserve Account.  The Replacement Facility requires the Company to set aside an amount equal to the sum of accrued interest, commitment fees and administrative agent fees due and payable on the next succeeding three payment dates (or corresponding to three payment periods). If for any monthly period during which fees and other payments accrue, the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets which do not pay cash interest at least quarterly exceeds 15.0% of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets, the Company is required to set aside such interest and fees due and payable on the next succeeding six payment dates. Amounts in the reserve account can be applied solely to the payment of administrative agent fees, commitment fees, accrued and unpaid interest and any breakage costs payable to the lenders.

Unfunded Exposure Account.  With respect to revolver or delayed draw loan assets, the Company is required to set aside in a designated account (the “Unfunded Exposure Account”) 100.0% of its outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time the Company acquires a revolver or delayed draw loan asset and requests a related borrowing under the Replacement Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and other Company funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

Operating Expenses.  The priority of payments provision of the Replacement Facility provides for the payment of certain operating expenses of the Company out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5.0% or the percentage increase in the fair market value of all the Company’s assets only on the first monthly payment date to occur after each one-year anniversary following the closing of the Replacement Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

Events of Default.  The Replacement Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Replacement Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Replacement Facility include, among other things, the following:

•                  an Interest Coverage Ratio of less than 150.0%;

•                  an Overcollateralization Ratio of less than 175.0%;

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

•                  indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

•                  resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

•                  occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement

Conditions to Acquisitions and Pledges of Loan Assets.  The Replacement Facility imposes certain additional conditions to the acquisition and pledge of additional loan assets. Among other things, the Company may not acquire additional loan assets without the prior written consent of the administrative agent until such time that the administrative agent indicates in writing its satisfaction with Saratoga Investment Advisors’ policies, personnel and processes relating to the loan assets.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•                  expand the borrowing capacity under the credit facility from $40.0 million to $45.0 million;

•                  extend the Revolving Period from July 30, 2013 to February 24, 2015; and

•                  remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

As of February 28, 2013, we had $24.3 million outstanding under the Replacement Facility and $36.0 million SBA-guaranteed debentures outstanding (which are discussed below). Our borrowing base under the Replacement Facility was $35.7 million at February 28, 2013.

Our asset coverage ratio, as defined in the 1940 Act, was 547.0% and 587.0% for the years ended February 28, 2013 and February 29, 2012, respectively.

At February 28, 2013 and February 29, 2012, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2013		At February 29, 2012
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$149	0.1%	$1,325	1.1%
Cash and cash equivalents, securitization accounts	12,086	7.2	25,534	20.9
First lien term loans	83,792	50.1	36,196	29.6
Second lien term loans	9,571	5.7	8,914	7.3
Senior secured notes	23,305	13.9	10,706	8.8
Senior unsecured loans	—	—	6,000	4.9
Unsecured notes	4,874	2.9	2,008	1.6
Structured finance securities	25,517	15.3	25,846	21.1
Equity Interest	8,021	4.8	5,690	4.7
Total	$167,315	100.0%	$122,219	100.0%

On November 9, 2012, our board of directors declared a dividend of $4.25 per share payable on December 31, 2012, to common stockholders of record on November 20, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

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

Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

On November 12, 2010, our board of directors declared a dividend of $4.40 per share to shareholders payable in cash or shares of our common stock, in accordance with the provisions of the IRS Revenue Procedure 2010-12, which allows a publicly-traded regulated investment company to satisfy its distribution requirements with a distribution paid partly in common stock provided that at least 10.0% of the distribution is payable in cash. The dividend was paid on December 29, 2010 to common shareholders of record on November 19, 2010.

Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

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

Based on shareholder elections, the dividend consisted of $2.1 million in cash and 8,648,725 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital. Our stockholders approved a proposal at our annual meeting of stockholders held on September 28, 2012 that authorizes us to sell shares of our common stock at not less than 85% of the then current net asset value per share in one or more offerings for a period ending on the earlier of September 28, 2013 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after our next annual meeting of stockholders.

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the distribution requirement applicable to RICs under Subchapter M of the Code. In satisfying this distribution requirement, we have in the past relied on IRS issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. We may rely on these IRS private letter rulings in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Finally, we, through a wholly-owned subsidiary, sought and obtained a license from the SBA to operate an SBIC. In this regard, on March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2013, our SBIC subsidiary had $25.0 million in regulatory capital and $36.0 million SBA-guaranteed debentures outstanding.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200.0% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2013:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$60,300	$—	$24,300	$—	$36,000

Off-balance sheet arrangements

At February 28, 2013 and February 29, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Developments

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.5% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2016. The notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risk. We consider our principal market risk to be the fluctuation in interest rates. Managing this risk is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor this risk and thresholds by means of administrative and information technology systems and other policies and processes.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 28, 2013, we had $60.3 million of borrowings outstanding.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Replacement Facility. Assuming that our investments as of February 28, 2013 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $0.1 million to our interest income net of interest expense.

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2013.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

Directors

The following table sets forth the names, ages and positions held by each of our directors, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	53	Chairman of the Board and Chief Executive Officer	2010	2015
Michael J. Grisius	49	President and Director	2011	2014
Independent Directors
Steven M. Looney	63	Director	2007	2013
Charles S. Whitman III	71	Director	2007	2013
G. Cabell Williams	59	Director	2007	2014

Christian L. Oberbeck—Mr. Oberbeck has over 25 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chief Executive Officer of the Company. Mr. Oberbeck also served as our President until February 2013.

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

Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations, gained through his service as an executive officer.

Michael J. Grisius—Mr. Grisius has over 22 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

Prior to joining Saratoga Investment Advisors, Mr. Grisius served as Managing Director at Allied Capital Corporation, where he was an investment professional for 16 years. At Allied Capital Corporation, Mr. Grisius held several senior positions including co-head of Mezzanine Finance and member of its Management Committee and its Investment Committee. In 2008, Mr. Grisius was appointed co-chairman of the Allied Capital Corporation’s Investment Committee. He also had responsibility for structuring and managing Unitranche Fund, LLC. During his tenure at Allied, Mr. Grisius built and led teams that made investments in subordinated debt, control equity and real estate mortgage debt. Mr. Grisius has served on the board of directors of numerous middle market companies. Prior to joining Allied Capital Corp., Mr. Grisius worked in leveraged finance at Chemical Bank from 1989 to 1992 and held senior accountant and consultant positions with KPMG LLP from 1985 to 1988.

Mr. Grisius graduated with a BS from Georgetown University in 1985 and earned an MBA from Cornell University’s Johnson Graduate School of Management in 1990. Mr. Grisius’ qualifications as a director include his broad experience in leverage finance, investment management, private equity and financial services.

Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a consulting firm with particular expertise in financial process and IT outsourcing, and is a CPA and an attorney. Mr. Looney also serves as a consultant and director to numerous companies in the healthcare, manufacturing and technology services industries, including WH Industries Inc. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney also serves as a director of Excellent Education for Everyone, a nonprofit organization. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in Accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co. Inc. and as Chief Financial and Administrative Officer of WH Industries, as well as his financial, accounting and legal expertise.

Charles S. Whitman III—Mr. Whitman is senior counsel (retired) at Davis Polk & Wardwell LLP. Mr. Whitman was a partner in Davis Polk’s Corporate Department for 28 years, representing clients in a broad range of corporate finance matters, including shelf registrations, securities compliance for financial institutions, foreign asset privatizations, and mergers and acquisitions. From 1971 to 1973, Mr. Whitman served as Executive Assistant to three successive Chairmen of the SEC. Mr. Whitman graduated from Harvard College and graduated magna cum laude from Harvard Law School with a LL.B. Mr. Whitman also received an LL.M. from Cambridge University in England. Mr. Whitman’s qualifications as director include his 28 years of experience representing clients, including AT&T, Exxon Mobil, General Motors and BP, in securities matters as a partner in Davis Polk’s corporate department.

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr Williams is also a Senior Manager, Director of Farragut Capital Partners which is a Chevy Chase, Maryland based Mezzanine Fund. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23 year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, COO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the Board of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, COO and Managing Director.

Executive Officer Who Is Not also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Richard A. Petrocelli	44	Chief Financial Officer, Secretary and Chief Compliance Officer

Richard A. Petrocelli—Mr. Petrocelli has over 20 years of experience including investment management, private equity and corporate reorganizations. Mr. Petrocelli is a Managing Director and Chief Financial Officer at Saratoga Partners, a middle market private equity investment firm, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring middle market investments. Mr. Petrocelli is the Managing Director of Saratoga Investment Advisors, the Company’s investment adviser, and the Chief Financial Officer, Vice President, Secretary and Chief Compliance Officer of the Company. Mr. Petrocelli served as a director of the Company from 2010 until 2011.

Mr. Petrocelli began his career as an accountant before transitioning to alternative assets at Gabelli Asset Management Company in 1993. Mr. Petrocelli’s background brings financial expertise to the diligence and oversight processes, which is critically important when dealing in complex transactions. In addition to his involvement in originating, structuring, negotiating, consummating, managing and monitoring investments at Saratoga Partners, Mr. Petrocelli is currently the Chief Financial Officer of Saratoga Partners and is responsible for reporting and compliance. Mr. Petrocelli joined Saratoga Partners in 1998 from Gabelli Asset Management. At Gabelli Asset Management, Mr. Petrocelli was a Vice President in the corporate finance department with a primary focus on the Company’s alternative investment business. Prior to that, he was a senior accountant at BDO Siedman. Mr. Petrocelli has served as a director of a number of Saratoga Partners’ portfolio companies.

Mr. Petrocelli graduated with a BSBA from Georgetown University in 1990 and earned an MBA from New York University’s Stern School of Business in 1999. He is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2013.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to which applies to, among others, our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Requests for copies should be sent in writing to Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022. The Company’s Code of Business Conduct and Ethics is also available on our website at http://saratogainvestmentcorp.com.

If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at http://saratogainvestmentcorp.com.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Audit Committee

The current members of the audit committee are Steven M. Looney (Chairman), Charles S. Whitman III and G. Cabell Williams. The Board has determined that Mr. Looney is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 and that each of Messrs. Whitman and Williams are “financially literate” as required by NYSE corporate governance standards. All of these members are independent directors.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2013:

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

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are G. Cabell Williams (Chairman), Steven M. Looney and Charles S. Whitman III. All of these members are independent directors. The compensation committee is responsible for overseeing the Company’s compensation policies generally and making recommendations to the Board with respect to incentive compensation and equity-based plans of the Company that are subject to Board approval, evaluating executive officer performance and reviewing the Company’s management succession plan, overseeing and setting compensation for the Company’s directors and, as applicable, its executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our annual report on Form 10-K. Currently, none of our executive officers are compensated by the Company and as such the compensation committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

During fiscal year 2013, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May XX, 2013, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 4,730,116 shares of common stock outstanding as of May 28, 2013. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,341,989	(1)	28.4%
Michael J. Grisius	18,128		*
Executive Officer
Richard A. Petrocelli	55,085		1.2%
Independent Directors
Steven M. Looney	1,320		*
Charles S. Whitman III	1,565		*
G. Cabell Williams	19,127		*
All Directors and Executive Officers as a Group	1,437,214		30.4%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	425,715		9.0%
Raging Capital Management, LLC(3)	461,673		9.8%
Magten Asset Management Corp.(4)	327,928		6.9%

*                                         Less than 1.0%

(1)                                 Includes 1,039,188 shares of common stock directly held by Mr. Oberbeck, 154,261 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 148,540 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck.

(2)                                 Based on Amendment No. 1 to Schedule 13G filed on February 14, 2013 by Black Diamond Capital Management, L.L.C and Stephen H. Deckoff. Mr. Deckoff is the Managing Principal of Black Diamond Capital Management, L.L.C. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

(3)                                 Based on Amendment No.2 to Schedule 13G filed on January 3, 2013. Raging Capital Management, LLC (‘‘Raging Capital’’) is the investment manager of Raging Capital Master Fund, Ltd. William C. Martin is the managing member of Raging Capital. By virtue of these relationships, Raging Capital and Mr. Martin may be deemed to beneficially own our common stock owned directly by the Raging Capital Master Fund, Ltd. The address of Raging Capital Master Fund, Ltd. is Ten Princeton Avenue, Rocky Hill, NJ 08553.

(4)                                 Based on Amendment No. 1 to Schedule 13G filed on February 14, 2013 by Magten Asset Management Corp. and Talton R. Embry. Mr. Embry is the Managing Director of Magten Asset Management Corp. The address of Magten Asset Management Corp. is 17 East 89th Street, New York, NY 10128.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into an investment advisory and management agreement with Saratoga Investment Advisors, LLC. We have also entered into a license agreement with Saratoga Investment Advisors, LLC, pursuant to which Saratoga Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Saratoga.” In addition, pursuant to the terms of the administration agreement, Saratoga Investment Advisors, LLC provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Oberbeck, our chief executive officer, is the primary investor in and controls Saratoga Investment Advisors, LLC.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee of our Board is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Director Independence

In accordance with rules of the New York Stock Exchange (the “NYSE”), the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

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

Section 303A.00 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Oberbeck and Grisius who are interested persons of the Company due to their positions as officers of the Company and its investment adviser.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2013 and February 29, 2012, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2013	Fiscal Year Ended February 29, 2012
Audit Fees	$265,000	$265,200
Audit Related Fees	172,500	172,300
Tax Fees	37,000	37,000
All Other Fees	—	—
Total Fees	$474,500	$474,500

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

Tax Fees.  Tax fees include services in conjunction with preparation of the Company’s tax return.

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

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1.                                      Consolidated Financial Statements

The following financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2013 and February 29, 2012

Consolidated Statements of Operations for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Consolidated Schedules of Investments as of February 28, 2013 and February 29, 2012

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Notes to Consolidated Financial Statements

2.                                      Financial Statement Schedule

Not applicable.

Schedule 12-14—Investments in and advances to affiliates

3.                                      Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit
Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1

Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2

Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Form of Dividend Reinvestment Plan (incorporated by reference to Amendment No. 2 to the Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007).

4.4

Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5

Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (Filed as Exhibit A to First Supplemental Indenture referred to in Exhibit 4.5).

10.1

Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2

Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3

Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4

Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5

Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6

Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7

Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8

Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-186323, filed on April 29, 2013).

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

32.1**

Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

**                                  To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 29, 2013	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ RICHARD A. PETROCELLI
Richard A. Petrocelli Chief Financial Officer, Chief Compliance Officer and Secretary

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Christian L. Oberbeck and Richard A. Petrocelli, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this report and any and all amendments thereto, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 29, 2013
Christian L. Oberbeck

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 29, 2013
Michael J. Grisius

/s/ RICHARD A. PETROCELLI	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 29, 2013
Richard A. Petrocelli

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 29, 2013
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 29, 2013
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 29, 2013
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Saratoga Investment Corp.

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp (the “Company”), including the consolidated schedules of investments, as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 28, 2013, by correspondence with the custodian and management or agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 28, 2013 and February 29, 2012, and the consolidated results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

May 29, 2013

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2013	February 29, 2012

ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $130,465,086 and $73,161,722, respectively)	$129,563,428	$69,513,434
Control investments (cost of $18,944,966 and $23,540,517, respectively)	25,516,959	25,846,414
Total investments at fair value (amortized cost of $149,410,052 and $96,702,239, respectively)	155,080,387	95,359,848
Cash and cash equivalents	149,025	1,325,698
Cash and cash equivalents, reserve accounts	12,086,142	25,534,195
Outstanding interest rate cap at fair value (cost of $0 and $131,000, respectively)	—	75
Interest receivable, (net of reserve of $53,543 and $273,361, respectively)	2,889,358	1,689,404
Deferred credit facility financing costs, net	2,090,184	1,199,490
Management fee receivable	215,853	227,581
Other assets	83,407	94,823
Receivable from unsettled trades	1,817,074	59,511
Total assets	$174,411,430	$125,490,625

LIABILITIES
Revolving credit facility	$24,300,000	$20,000,000
SBA debentures payable	36,000,000	—
Payable for unsettled trades	—	4,072,500
Management and incentive fees payable	4,509,322	2,885,670
Accounts payable and accrued expenses	435,038	704,949
Interest and credit facility fees payable	257,796	53,262
Due to manager	222,513	394,094
Total liabilities	$65,724,669	$28,110,475

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 4,730,116 and 3,876,661 common shares issued and outstanding, respectively	$4,730	$3,877
Capital in excess of par value	174,824,076	161,644,426
Distribution in excess of net investment income	(24,522,951)	(13,920,068)
Accumulated net realized loss from investments and derivatives	(47,289,427)	(48,874,767)
Net unrealized appreciation (depreciation) on investments and derivatives	5,670,333	(1,473,318)
Total Net Assets	108,686,761	97,380,150

Total liabilities and Net Assets	$174,411,430	$125,490,625

NET ASSET VALUE PER SHARE	$22.98	$25.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28,	For the year ended February 29,	For the year ended February 28,
	2013	2012	2011

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$9,176,156	$5,613,705	$7,601,140
Payment-in-kind interest income from Non-control/Non-affiliate investments	1,062,687	1,442,004	1,144,799
Control investments	4,205,509	4,198,007	3,295,359
Total interest income	14,444,352	11,253,716	12,041,298
Interest from cash and cash equivalents	5,956	7,865	8,857
Management fee income	2,000,072	2,011,516	2,032,357
Other income	556,427	238,579	90,503
Total investment income	17,006,807	13,511,676	14,173,015

EXPENSES
Interest and credit facility financing expenses	2,540,413	1,297,985	2,611,839
Base management fees	2,107,378	1,617,496	1,645,552
Professional fees	1,190,587	1,455,380	3,325,475
Administrator expenses	1,000,000	1,000,000	810,416
Incentive management fees	2,044,788	1,257,087	1,868,503
Insurance	516,121	578,746	704,800
Directors fees and expenses	206,705	208,851	373,385
General & administrative	368,815	389,825	478,730
Other expense	4,434	5,445	—
Expenses before expense waiver and reimbursement	9,979,241	7,810,815	11,818,700
Expense reimbursement	—	—	(258,562)
Waiver of deferred incentive management fees	—	—	(2,636,146)
Total expenses	9,979,241	7,810,815	8,923,992

NET INVESTMENT INCOME	7,027,566	5,700,861	5,249,023

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	561,700	(12,185,997)	(24,684,262)
Net realized loss from derivatives	(131,000)	—	—
Net unrealized appreciation on investments	7,012,726	19,776,469	36,419,362
Net unrealized appreciation (depreciation) on derivatives	130,925	(16,190)	(25,882)
Net gain on investments	7,574,351	7,574,282	11,709,218

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,601,917	$13,275,143	$16,958,241

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$3.55	$3.87	$6.96

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	4,110,484	3,434,345	2,437,577

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2013

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 119.2% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.70% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.3%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 13.20% Cash, 9/13/2014	$950,000	950,000	950,000	0.9%

		Total Aerospace		3,500,000	3,500,000	3.2%

National Truck Protection Co., Inc. (d), (h)	Automotive	Common Stock	589	500,000	591,827	0.5%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash 8/10/2017	$5,500,000	5,500,000	5,500,000	5.1%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 9.00% Cash, 11/28/2016	$6,000,000	6,000,000	6,000,000	5.5%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 13.00% Cash, 11/28/2016	$2,000,000	1,961,761	2,000,000	1.8%

Take 5 Oil Change, L.L.C. (d), (h)	Automotive	Common Stock	7,128	712,800	712,800	0.7%

		Total Automotive		14,674,561	14,804,627	13.6%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$332,229	332,229	267,378	0.2%

		Total Building Products		692,553	267,378	0.2%

Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 14.00% (13.00% Cash/1.00% PIK), 12/28/2017	$5,705,384	5,595,317	5,705,384	5.2%

Emily Street Enterprises, L.L.C. (d), (h)	Business Services	Warrant Membership Interests	49,318	400,000	399,969	0.4%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,860,186	7,000,000	6.4%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,082,248	6,200,000	5.7%

Sourcehov LLC (d)	Business Services	Second Lien Term Loan 10.50% Cash, 4/29/2018	$3,000,000	2,648,298	2,850,000	2.6%

		Total Business Services		21,586,049	22,155,353	20.3%

C.H.I. Overhead Doors, Inc. (d)	Consumer Products	First Lien Term Loan 7.25% Cash, 8/17/2017	$4,974,747	4,930,481	5,024,495	4.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,940,003	3,888,460	3,956,551	3.6%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$1,914,341	1,914,341	1,116,252	1.0%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$332,500	326,320	305,334	0.3%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	62,413	566,765	3,324,741	3.1%

		Total Consumer Products		11,626,367	13,727,373	12.7%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,161,391	2,032,060	2,154,475	2.0%

Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 12.00% Cash, 12/28/2017	$5,500,000	5,380,520	5,500,000	5.0%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,936,860	3,000,000	2.8%

		Total Consumer Services		10,349,440	10,654,475	9.8%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 12/31/2012	$2,740,780	1,586,846	291,893	0.3%

M/C Acquisition Corp., L.L.C. (d), (h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,617,088	291,893	0.3%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,824,717	6,824,717	6,720,981	6.2%

		Total Electronics		6,824,717	6,720,981	6.2%

USS Parent Holding Corp. (d), (h)	Environmental	Non Voting Common Stock	765	133,002	125,981	0.1%

USS Parent Holding Corp. (d), (h)	Environmental	Voting Common Stock	17,396	3,025,798	2,866,065	2.7%

		Total Environmental		3,158,800	2,992,046	2.8%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,970,000	3,994,704	4,049,400	3.7%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,897,940	3,560,000	3.3%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.81% Cash, 6/19/2018	$5,153,506	5,128,662	5,140,622	4.7%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 2/19/2017	$2,504,585	2,468,317	2,492,062	2.3%

TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/17/2017	$2,962,500	2,943,045	2,956,871	2.7%

		Total Food and Beverage		18,432,668	18,198,955	16.7%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/27/2017	$7,500,000	7,351,433	7,500,000	6.9%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,900,000	4,835,389	4,900,000	4.5%

		Total Healthcare Services		12,186,822	12,400,000	11.4%

McMillin Companies L.L.C. (d), (h)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	536,764	315,370	0.3%

		Total Homebuilding		536,764	315,370	0.3%

Capstone Logistics, L.L.C. (d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$899,769	889,798	908,766	0.8%

Capstone Logistics, L.L.C. (d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$3,693,369	3,652,443	3,767,236	3.5%

Worldwide Express Operations, L.L.C. (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,527,979	6,461,295	6,504,478	6.0%

		Total Logistics		11,003,536	11,180,480	10.3%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,728,566	7,728,566	6,723,852	6.2%

Elyria Foundry Company, L.L.C. (d), (h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,728,566	6,723,852	6.2%

Network Communications, Inc. (d)	Publishing	Unsecured Note 8.60% PIK, 1/14/2020	$2,500,198	2,049,660	960,827	0.9%

Network Communications, Inc. (d), (h)	Publishing	Common Stock	211,429	—	—	0.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 6.00% (4.00% Cash/2.00% PIK), 8/1/2014	$4,839,189	4,497,495	4,669,818	4.3%

		Total Publishing		6,547,155	5,630,645	5.2%

Sub Total Non-control/Non-affiliated investments				130,465,086	129,563,428	119.2%

Control investments - 23.5% (b)

GSC Partners CDO GP III, LP (g), (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 23.06%, 1/21/2020	$30,000,000	18,944,966	25,516,959	23.5%

Sub Total Control investments				18,944,966	25,516,959	23.5%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f), (h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 142.7% (b)				$149,410,052	$155,080,387	142.7%

(a)

All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd. and GSC Partners CDO GP III, LP.

(b)	Percentages are based on net assets of $108,686,761 as of February 28, 2013.
(c)

Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	23.06% represents the modeled effective interest rate that is expected to be earned over the life of the investment.
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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,205,509	$2,000,072	$—	$6,571,992
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 28, 2013.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2012

Company(a)	Industry	Investment Interest Rate/Maturity	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliated investments—71.4%(b)
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 11.77% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.6%
Coast Plating, Inc.(d)	Aerospace	First Lien Term Loan 12.52% Cash, 9/13/2014	$950,000	950,000.0	950,000	1.0%
		Total Aerospace		3,500,000	3,500,000	3.6%
Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%
Legacy Cabinets Holdings(d)(h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%
Legacy Cabinets, Inc.(d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$312,198	312,198	221,629	0.2%
		Total Building Products		672,522	221,629	0.2%
Targus Group International, Inc.(d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,980,000	3,911,828	3,944,976	4.1%
Targus Holdings, Inc.(d)	Consumer Products	Unsecured Notes 10.00% PIK, 6/14/2019	$1,799,479	1,799,479	963,621	1.0%
Targus Holdings, Inc.(d)(h)	Consumer Products	Common Stock	62,413	566,765	2,675,645	2.7%
		Total Consumer Products		6,278,072	7,584,242	7.8%
CFF Acquisition LLC(d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,684,141	2,462,831	2,448,205	2.5%
PrePaid Legal Services, Inc.(d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,920,411	2,940,000	3.0%
		Total Consumer Services		5,383,242	5,388,205	5.5%
M/C Acquisition Corp., LLC(d)	Education	First Lien Term Loan 10.00% (4.25% Cash/5.75% PIK), 12/31/2012	$2,944,596	1,790,662	591,864	0.6%
M/C Acquisition Corp., LLC(d)(h)	Education	Class A Common Stock	544,761	30,242	—	0.0%
		Total Education		1,820,904	591,864	0.6%
Advanced Lighting Technologies, Inc.(d)	Electronics	Second Lien Term Loan 6.25% Cash, 6/1/2014	$2,000,000	1,902,053	1,910,400	2.0%
Group Dekko, Inc. (fka Dekko Technologies, LLC)(d)	Electronics	Second Lien Term Loan 10.50% (6.50% Cash/4.00% PIK), 5/1/2013	$7,571,152	7,571,152	7,003,316	7.2%
		Total Electronics		9,473,205	8,913,716	9.2%
USS Parent Holding Corp.(d)(h)	Environmental	Non Voting Common Stock	765	133,002	97,810	0.1%
USS Parent Holding Corp.(d)(h)	Environmental	Voting Common Stock	17,396	3,025,798	2,225,180	2.3%
		Total Environmental		3,158,800	2,322,990	2.4%
DCS Business Services, Inc.(d)	Financial Services	First Lien Term Loan 14.00% Cash, 9/30/2012	$1,600,000	1,604,464	1,600,000	1.6%
Big Train, Inc.(d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 3/31/2012	$1,406,768	1,389,640	1,368,785	1.4%
HOA Restaurant Group, LLC.(d)	Food and Beverage	Senior Secured Notes 11.25% Cash, 4/1/2017	$4,000,000	3,880,000	3,880,000	4.0%
		Total Food and Beverage		5,269,640	5,248,785	5.4%
Maverick Healthcare Group(d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,950,000	4,867,725	4,824,270	5.0%
McMillin Companies LLC(d)(h)	Homebuilding	Senior Secured Notes 0% Cash, 12/31/2013	$550,000	511,952	288,915	0.3%
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$997,118	982,954	997,118	1.0%
Capstone Logistics, LLC(d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$4,000,000	3,943,183	4,000,000	4.1%
Worldwide Express Operations, LLC(d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,680,276	6,412,355	6,103,100	6.3%
		Total Logistics		11,338,492	11,100,218	11.4%
Sabre Industries, Inc(d)	Manufacturing	Senior Unsecured Loan 15.00% (12.00% Cash/3.00% PIK), 6/6/2016	$6,000,000	5,852,741	6,000,000	6.2%
Elyria Foundry Company, LLC(d)	Metals	Senior Secured Notes 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,428,456	7,224,787	6,537,041	6.7%
Elyria Foundry Company, LLC(d)(h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%
		Total Metals		7,224,787	6,537,041	6.7%
Network Communications, Inc.(d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,422,095	1,924,577	1,044,892	1.0%
Network Communications, Inc.(d)(h)	Publishing	Common Stock	211,429	—	691,373	0.7%
Penton Media, Inc.(d)	Publishing	First Lien Term Loan 5.00% (4.00% Cash/ 1.00% PIK), 8/1/2014	$4,839,526	4,280,599	3,655,294	3.8%
		Total Publishing		6,205,176	5,391,559	5.5%
Sub Total Non-control/Non-affiliated investments				73,161,722	69,513,434	71.4%
Control investments—26.5%(b)
GSC Partners CDO GP III, LP(g)(h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%
GSC Investment Corp. CLO 2007 LTD.(d)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 17.38%, 1/21/2020	$30,000,000	23,540,517	25,846,414	26.5%
Sub Total Control investments				23,540,517	25,846,414	26.5%
Affiliate investments—0.0%(b)
GSC Partners CDO GP III, LP(f)(h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%
Sub Total Affiliate investments				—	—	0.0%
TOTAL INVESTMENTS—97.9%(b)				$96,702,239	$95,359,848	97.9%

Outstanding interest rate cap	Interest rate	Maturity	Notional	Cost	Fair Value	% of Net Assets
Interest rate cap	8.0%	2/9/2014	$19,591,837	$87,000	$54	0.0%
Interest rate cap	8.0%	11/30/2013	10,332,000	44,000	21	0.0%
Total Outstanding interest rate cap				$131,000	$75	0.0%

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

(f)                                       As defined in the Investment Company Act, we are an “Affiliate” of this portfolio company because we own 5.0% or more of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was an Affiliate are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(g)                                     As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25.0% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,198,007	$2,011,516	$—	$6,938,209
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)                                     Non-income producing at February 29, 2012.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2013	For the year ended February 29, 2012	For the year ended February 28, 2011

INCREASE FROM OPERATIONS:
Net investment income	$7,027,566	$5,700,861	$5,249,023
Net realized gain (loss) from investments	561,700	(12,185,997)	(24,684,262)
Net realized loss from derivatives	(131,000)	—	—
Net unrealized appreciation on investments	7,012,726	19,776,469	36,419,362
Net unrealized appreciation (depreciation) on derivatives	130,925	(16,190)	(25,882)
Net increase in net assets from operations	14,601,917	13,275,143	16,958,241
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(16,475,809)	(9,831,231)	(11,795,705)
Net decrease in net assets from shareholder distributions	(16,475,809)	(9,831,231)	(11,795,705)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	13,180,503	7,864,784	10,615,905
Issuance of common stock, net of issuance costs	—	—	14,814,861
Net increase in net assets from capital share transactions	13,180,503	7,864,784	25,430,766

Total increase in net assets	11,306,611	11,308,696	30,593,302
Net assets at beginning of period	97,380,150	86,071,454	55,478,152
Net assets at end of period	$108,686,761	$97,380,150	$86,071,454

Net asset value per common share	$22.98	$25.12	$26.26
Common shares outstanding at end of period	4,730,116	3,876,661	3,277,077

Distribution in excess of net investment income	$(24,522,951)	$(13,920,068)	$(8,918,890)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2013	For the year ended February 29, 2012	For the year ended February 28, 2011

Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$14,601,917	$13,275,143	$16,958,241
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,062,687)	(1,442,004)	(1,144,799)
Net accretion of discount on investments	(975,475)	(1,191,822)	(732,522)
Amortization of deferred credit facility financing costs	482,306	674,724	397,164
Reversal of deferred incentive management fees	—	—	(2,636,146)
Net realized (gain) loss from investments	(561,700)	12,185,997	24,684,262
Net realized loss from derivatives	131,000	—	—
Net unrealized appreciation on investments	(7,012,726)	(19,776,469)	(36,419,362)
Net unrealized (appreciation) depreciation on derivatives	(130,925)	16,190	25,882
Proceeds from sale and redemption of investments	21,487,698	33,568,147	31,974,810
Purchase of investments	(71,595,649)	(38,678,936)	(9,014,000)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	13,448,053	(21,164,208)	(4,144,563)
Interest receivable	(1,199,954)	(23,321)	1,807,878
Management fee receivable	11,728	4,172	96,175
Other assets	11,416	(9,657)	55,106
Receivable from unsettled trades	(1,757,563)	(59,511)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,072,500)	(827,500)	4,900,000
Management and incentive fees payable	1,623,652	681,864	1,768,859
Accounts payable and accrued expenses	(269,911)	(80,537)	(325,595)
Interest and credit facility fees payable	204,534	(14,530)	(199,374)
Due to manager	(171,581)	154,094	224,398
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(36,808,367)	(22,708,164)	28,276,414

Financing activities
Issuance of shares of common stock	—	—	15,000,001
Payment of common stock issuance costs	—	—	(185,140)
Borrowings on debt	55,550,000	20,000,000	20,000,000
Paydowns on debt	(15,250,000)	(4,500,000)	(52,492,222)
Credit facility financing cost	(1,373,000)	(235,446)	(2,035,932)
Payments of cash dividends	(3,295,306)	(1,966,447)	(1,179,800)
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	35,631,694	13,298,107	(20,893,093)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,176,673)	(9,410,057)	7,383,321
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,325,698	10,735,755	3,352,434
CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,025	$1,325,698	$10,735,755

Supplemental Information:
Interest paid during the period	$1,853,573	$637,791	$2,414,049

Supplemental non-cash information:
Paid-in-kind interest income	$1,062,687	$1,442,004	$1,144,799
Net accretion of discount on investments	$975,475	$1,191,822	$732,522
Amortization of deferred credit facility financing costs	$482,306	$674,724	$397,164
Reversal of deferred incentive management fees	$—	$—	$2,636,146
Stock dividend distribution	$13,180,503	$7,864,784	$10,615,905

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as, a money market fund if such investment would cause the Company to exceed any of the following limitations:

•                  we were to own more than 3.0% of the total outstanding voting stock of the money market fund;

•                  we were to hold securities in the money market fund having an aggregate value in excess of 5.0% of the value of our total assets; or

•                  we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10.0% of the value of our total assets.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds representing payments received on secured investments or other reserved amounts associated with our $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25.0% of the voting securities or maintain greater than 50.0% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5.0% and 25.0% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with our credit facility are deferred and amortized using the straight line method over the life of their respective facilities. Financing costs incurred in connection with our SBA debentures are deferred and amortized using the effective yield method over the life of the debentures.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98.0% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2013, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2010, 2011 and 2012 federal tax years for the Company remain subject to examination by the IRS.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations, relating to the capital gains incentive fee payable on the consolidated statements of assets and liabilities, by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 asset, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of February 28, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$83,792	$83,792
Second lien term loans	—	—	9,571	9,571
Senior secured notes	—	—	23,305	23,305
Unsecured notes	—	—	4,874	4,874
Structured finance securities	—	—	25,517	25,517
Equity interest	—	—	8,021	8,021
Limited partnership interest	—	—	—	—
Total	$—	$—	$155,080	$155,080

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2013 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	2,090	657	(403)	(148)	(169)	4,267	719	7,013
Purchases and other adjustments to cost	52,872	3,005	13,002	107	3,035	—	1,612	73,633
Sales and redemptions	(7,564)	(3,092)	—	(6,090)	—	(4,596)	(146)	(21,488)
Net realized gain (loss) from investments	198	87	—	131	—	—	146	562
Balance as of February 28, 2013	$83,792	$9,571	$23,305	$—	$4,874	$25,517	$8,021	$155,080

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/loss on investments held as of February 28, 2013 is $7,143,012 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range

First lien term loans	$83,792	Market Comparables	Market Yield (%)	5.8% - 26.9%
			EBITDA Multiples (x)	3.0x
			Third-Party Bid	96.5 - 102.0

Second lien term loans	9,571	Market Comparables	Market Yield (%)	11.5%
			Third-Party Bid	90.5

Senior secured notes	23,305	Market Comparables	Market Yield (%)	14.0% - 42.5%
			EBITDA Multiples (x)	5.5x
			Third-Party Bid	89.0 – 101.0

Unsecured notes	4,874	Market Comparables	Market Yield (%)	13.6% - 23.8%

Structured finance securities	25,517	Discounted Cash Flow	Discount Rate (%)	13.0%

Equity interests	8,021	Market Comparables	EBITDA Multiples (x)	3.0x – 8.9x

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

The composition of our investments as of February 28, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$83,886	56.2%	$83,792	54.0%
Second lien term loans	9,473	6.3	9,571	6.2
Senior secured notes	24,619	16.5	23,305	15.0
Unsecured notes	6,758	4.5	4,874	3.1
Structured finance securities	18,945	12.7	25,517	16.5
Equity interest	5,729	3.8	8,021	5.2
Limited partnership interest	—	—	—	—
Total	$149,410	100.0%	$155,080	100.0%

The composition of our investments as of February 29, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$38,379	39.7%	$36,196	38.0%
Second lien term loans	9,473	9.8	8,914	9.4
Senior secured notes	11,617	12.0	10,706	11.2
Senior unsecured loans	5,852	6.1	6,000	6.3
Unsecured notes	3,724	3.8	2,008	2.1
Structured finance securities	23,541	24.3	25,846	27.1
Equity interest	4,116	4.3	5,690	5.9
Limited partnership interest	—	—	—	—
Total	$96,702	100.0%	$95,360	100.0%

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

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The reinvestment period for the Saratoga CLO ended on January 20, 2013, and, as a result, reinvestment assumptions are no longer applicable. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2013. The significant inputs for the valuation model include:

•                  Default rates: 3.0%

•                  Recovery rates: 35-70%

•                  Prepayment rate: 20.0%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO (which are referred in the statements of assets and liabilities of Saratoga CLO below as “Preference shares”), a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, we accrued $2.0 million, $2.0 million, and $2.0 million in management fee income, respectively and $4.2 million, $4.2 million, and $3.3 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At February 28, 2013, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.5 million, whereas the net asset value of Saratoga CLO on such date was $30.8 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2013, Saratoga CLO had investments with a principal balance of $383.3 million and a weighted average spread over LIBOR of 4.3%, and had debt with a principal balance of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2013, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $38.7 million, which had a present value of approximately $26.0 million, using a 13.0% discount rate. At February 28, 2013, the fair value of the subordinated notes, which we base upon the present value of the projected cash flows, was $25.5 million, which was less than the net asset value of Saratoga CLO on such date by approximately $5.3 million.

At February 29, 2012, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.8 million, whereas the net asset value of Saratoga CLO on such date was $24.0 million. The Company does not believe that the net asset value of Saratoga CLO, which is the difference between Saratoga CLO’s assets and liabilities at a given point in time, necessarily equates to the fair value of its investment in the subordinated notes of Saratoga CLO. Specifically, the Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 29, 2012, Saratoga CLO had investments with a principal balance of $380.2 million and a weighted average spread over LIBOR of 3.6%, and had debt of $366.0 million with a weighted average spread over LIBOR of 1.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 29, 2012, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $47.1 million, which had a present value of approximately $26.3 million, using a 16.0% discount rate. At February 29, 2012, the fair value of the subordinated notes, which we base upon the present value of the projected cash flows, was $25.8 million, which was greater than the net asset value of Saratoga CLO on such date by approximately $1.8 million.

Note 5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the Internal Revenue Service to treat the Saratoga CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2013 and February 29, 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the Saratoga CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 28, 2013	February 29, 2012
Accumulated net investment income/(loss)	$(1,155)	$(871)
Accumulated net realized gains (losses) on investments	1,155	859
Additional paid-in-capital	—	12

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2013 and February 29, 2012 was as follows (dollars in thousands):

	February 28, 2013	February 29, 2012
Ordinary Income	$16,476	$9,831
Capital gains	—	—
Return of capital	—	—
Total	$16,476	$9,831

For federal income tax purposes, as of February 28, 2013, the aggregate net unrealized depreciation for all securities is $2.7  million. The aggregate cost of securities for federal income tax purposes is $506.7  million.

For federal income tax purposes, as of February 29, 2012, the aggregate net unrealized depreciation for all securities is $8.3 million. The aggregate cost of securities for federal income tax purposes is $459.1 million.

At February 28, 2013 and February 29, 2012, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 28, 2013	February 29, 2012
Post October loss deferred	$—	$(12,117)
Accumulated capital losses	(58,248)	(50,249)
Other temporary differences	(1,515)	(297)
Undistributed ordinary income	3,927	4,385
Unrealized depreciation	(2,750)	(8,266)
Total components of accumulated losses	$(58,586)	$(66,544)

The Company has incurred capital losses of $19.3, $14.1 and $3.2 million for the years ended February 28, 2011, 2010 and 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019, 2018 and 2017.

At February 28, 2013, the Company had a short term capital loss of $10.4 million and a long-term capital loss of $11.2 million available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2009-2013), and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions with the Modernization Act are effective for the Company for the year ended February 29, 2012. The Modernization Act is the first major piece of legislation affecting RICs since 1986 and it modernizes several of the federal income and excise tax provisions related to RICs. Some highlights of the enacted provisions are as follows:

New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss.

The Modernization Act contains simplification provisions, which are aimed at preventing disqualification of a RIC for “inadvertent” failures of the asset diversification and/or qualifying income tests. Additionally, the Modernization Act exempts RICs from the preferential dividend rule, and repealed the 60-day designation requirement for certain types of pay-through income and gains.

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

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly (7.5% annualized) hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100.0% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized); and 20.0% of the amount of the our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized).

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, we incurred $2.1 million, $1.6 million, and $1.6 million in base management fees, respectively. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, we incurred $1.0 million, $0.5 million, and $0.4 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2011, we incurred $0.4 million in incentive fees related to pre-incentive fee net investment income and recorded a $2.6 million reversal in previously recorded deferred incentive management fees related to net investment income as a result of the agreement of our former investment adviser, GSCP (NJ), L.P., to waive such amount in connection with the recapitalization transaction described in “Note 13. Recapitalization Transaction” below. For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, we accrued $1.0 million, $0.7 million, and $1.5 million in incentive management fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2013, $0.6 million of base management fees and $3.9 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2012, $0.4 million of base management fees and $2.5 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company is capped at $1.0 million for the initial two year term of the administration agreement. On July 9, 2012, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by the Company thereunder to $1.0 million for the additional one-year term.

For the years ended February 28, 2013, February 29, 2012, and February 28, 2011, we recognized $1.0 million, $1.0 million and $0.8 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2013, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2012, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets have been pledged under the Replacement Facility to secure our obligations thereunder.

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•                  expand the borrowing capacity under the credit facility from $40.0 million to $45.0 million;

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

As of February 28, 2013, there was $24.3 million outstanding under the Replacement Facility and the Company is in compliance with all of the limitations and requirements of the Replacement Facility. The carrying amount of the amount outstanding of the Replacement Facility approximates its fair value. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, we recorded $2.0 million, $0.6 million, and $2.2 million of interest expense, respectively. For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, we recorded $0.4 million, $0.7 million and $0.4 million of amortization of deferred financing costs related to the Replacement Facility and Revolving Facility, respectively. The interest rates during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 on the outstanding borrowings under the Replacement Facility ranged from 7.50% to 7.50%, 0.75% to 7.50%, and 7.50% to 9.25% respectively.

The Replacement Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Replacement Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Replacement Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Replacement Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period.

Our borrowing base under the Replacement Facility was $35.7 million at February 28, 2013. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent quarterly report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2013 borrowing base relies upon the valuations set forth in the quarterly report on Form 10-Q for the quarter ended November 30, 2012. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2013, we have funded SBIC LP with $25.0 million of equity capital, and have $36.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ‘‘smaller’’ concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

The Company received exemptive relief from the Securities and Exchange Commission to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of February 28, 2013 there was $36.0 million outstanding of SBA debentures. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.4 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the year ended February 28, 2013, we recorded $0.1 million of interest expense related to the SBA debentures. For the year ended February 28, 2013, we recorded $0.1 million of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the year ended February 28, 2013 on the outstanding borrowings of the SBA debentures was 1.42%. There were no outstanding SBA debentures at February 29, 2012.

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, we accrued $0.2 million, $0.2 million, and $0.4 million for directors’ fees expense, respectively. As of February 28, 2013 and February 29, 2012, $0.05 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 28, 2013, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2013	February 29, 2012	February 28, 2011
Net increase in net assets from operations	$14,602	$13,275	$16,958
Weighted average common shares outstanding	4,110,484	3,434,345	2,437,577
Earnings per common share-basic and diluted	$3.55	$3.87	$6.96

Note 11. Dividend

On November 9, 2012, the Company declared a dividend of $4.25 per share payable on December 31, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17, 19, 2012. The consolidated financial statements for the period ended November 30, 2012 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

On November 15, 2011, we declared a dividend of $3.00 per share payable on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.

Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.1171 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011. The financial statements for the period ended November 30, 2011 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

On November 12, 2010, we declared a dividend of $4.40 per share payable on December 23, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010. The financial statements for the period ended November 30, 2010 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

The following tables summarize dividends declared during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (dollars in thousands except per share amounts):

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2013, February 29, 2012, February 28, 2011, 2010, and 2009:

For 2010 and 2009 the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009
Per share data:(7)
Net asset value at beginning of period	$25.12	$26.26	$32.75	$82.00	$118.00
Net investment income(1)	1.71	1.66	2.15	5.40	16.70
Net realized and unrealized gains and losses on investments and derivatives	1.84	2.21	4.81	(15.30)	(42.40)
Net increase (decrease) in net assets from operations	3.55	3.87	6.96	(9.90)	(25.70)
Distributions declared from net investment income	(4.25)	(3.00)	(4.40)	(18.25)	(10.30)
Distributions declared from net realized capital gains	—	—	—	—	—
Total distributions to stockholders	(4.25)	(3.00)	(4.40)	(18.25)	(10.30)
Other(5)	(1.44)	(2.01)	(9.05)	(21.10)	—
Net asset value at end of period	$22.98	$25.12	$26.26	$32.75	$82.00
Net assets at end of period	$108,686,761	$97,380,150	$86,071,454	$55,478,152	$68,013,777
Shares outstanding at end of period	4,730,116	3,876,661	3,277,077	1,694,010	829,138
Per share market value at end of period(7)	$17.02	$15.88	$21.25	$19.20	$19.90
Total return based on market value(2)	36.67%	12.82%	38.25%	113.10%	(70.33)%
Total return based on net asset value(3)	16.65%	17.51%	0.16%	(11.92)%	14.40%
Ratio/Supplemental data:(6)
Ratio of net investment income to average, net assets(4)(6)	6.73%	6.11%	6.53%	8.10%	15.19%
Ratio of operating expenses to average net assets(4)	5.17%	5.63%	12.05%	9.78%	7.12%
Ratio of incentive management fees to average net assets	1.96%	1.35%	2.45%	0.52%	2.05%
Ratio of credit facility related expenses to average net assets	2.43%	1.39%	3.42%	6.54%	3.05%
Ratio of total expenses to average net assets(4)	9.56%	8.36%	12.02%	16.84%	12.23%
Portfolio turnover rate(8)	17.30%	36.34%	10.14%	14.68%	20.00%

(1)                                 Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $2.05, $4.75 and $15.46 per share for the years ended February 28, 2011, 2010 and 2009, respectively.

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

(5)                                 Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 10, Dividend.

(6)                                 These ratios for the years ended February 28, 2010 and 2009 do not include the effect of the waiver of deferred incentive fees which is (3.83)% on a non-annualized basis as this is a one time waiver.

(7)                                 February 28, 2010 and 2009 data has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

(8)                                 Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

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

On July 30, 2010, the transactions contemplated by the stock purchase agreement with our Manager and certain of its affiliates was completed, and included the following actions:

•                  the private sale of shares of our common stock for $15.0 million in aggregate purchase price to our Manager and certain of its affiliates;

•                  the closing of the $40.0 million Replacement Facility with Madison Capital Funding;

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

•                  the resignation of all of our then existing executive officers and the appointment by our board of directors of Mr. Oberbeck as our chief executive officer and Mr. Petrocelli as our chief financial officer, secretary and chief compliance officer; and

•                  our name change from “GSC Investment Corp.” to “Saratoga Investment Corp.”

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

Note 14. Selected Quarterly Data (Unaudited)

	2013
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$4,306	$3,513	$3,514	$3,111
Net investment income	1,952	2,489	1,314	1,273
Net realized and unrealized gain (loss)	3,843	(1,744)	3,557	1,918
Net increase in net assets resulting from operations	5,795	745	4,871	3,191
Net investment income per common share at end of each quarter	$0.42	$0.63	$0.34	$0.33
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.81	$(0.44)	$0.92	$0.49
Dividends declared per common share	$—	$4.25	$—	$—
Net asset value per common share	$22.98	$21.75	$27.20	$25.94

	2012
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,946	$3,033	$2,887	$2,387
Net investment income	1,578	824	2,720	578
Net realized and unrealized gain (loss)	1,502	5,389	(4,448)	5,131
Net increase (decrease) in net assets resulting from operations	3,080	6,213	(1,728)	5,709
Net investment income per common share at end of each quarter	$0.40	$0.25	$0.83	$0.17
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.39	$1.63	$(1.36)	$1.57
Dividends declared per common share	$—	$3.00	$—	$—
Net asset value per common share	$25.12	$24.32	$27.48	$28.01

	2011
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,624	$4,580	$2,566	$2,270
Net investment income	830	1,935	2,482	2
Net realized and unrealized gain	3,463	1,375	4,218	2,653
Net increase in net assets resulting from operations	4,294	3,310	6,700	2,655
Net investment income per common share at end of each quarter	$0.25	$0.70	$1.21	$0.00
Net realized and unrealized gain per common share at end of each quarter	$1.06	$0.50	$2.06	$1.57
Dividends declared per common share	$—	$4.40	$—	$—
Net asset value per common share	$26.26	$24.95	$29.71	$34.32

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the years ended February 28, 2013, except as disclosed below.

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020.  The notes will mature on May 31, 2020, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after May 31, 2016.  Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020, pursuant to the full exercise of the underwriters' option to purchase additional notes.