Form 10-K/A
period 2013-02-28
SARATOGA INVESTMENT CORP.
filed 2013-06-10
CIK 1377936

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A to include the separate audited financial statements of GSC Investment Corp. CLO 2007, Ltd. required by Rule 3-09 of Regulation S-X in Part II, Item 8, and the exhibit required by Item 601(b)(32) of Regulation S-K.

Other than the changes described above, all other information in our original Annual Report on Form 10-K filed with the SEC on May 30, 2013 remains unchanged.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this Annual Report beginning on page F-1. In addition, the Financial Statements of GSC Investment Corp. CLO 2007 LTD. are annexed to this Annual Report beginning on page S-1.

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

Consolidated Schedules of Investments as of February 28, 2013 and February 29, 2012

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012, and February 28, 2011

Notes to Consolidated Financial Statements

2.                                      Financial Statement Schedule

Reference is made to the Index to Other Financial Statements on page S-1.

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

24.1	Power of Attorney (included on signature page to Annual Report on Form 10-K filed with the SEC on May 30, 2013).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SARATOGA INVESTMENT CORP.

Date: June 7, 2013	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ RICHARD A. PETROCELLI
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	June 7, 2013
Christian L. Oberbeck

*	Member of the Board of Directors	June 7, 2013
Michael J. Grisius

/s/ RICHARD A. PETROCELLI	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	June 7, 2013
Richard A. Petrocelli

*	Member of the Board of Directors	June 7, 2013
Steven M. Looney

*	Member of the Board of Directors	June 7, 2013
Charles S. Whitman III

*	Member of the Board of Directors	June 7, 2013
Cabell Williams

* Signed by Richard A. Petrocelli pursuant to power of attorney signed by each individual on May 29, 2013.

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

INDEX TO OTHER FINANCIAL STATEMENTS

GSC Investment Corp. CLO 2007, LTD.

IMPORTANT NOTE

In accordance with certain SEC rules, Saratoga Investment Corp. (the “Company”) is providing additional information regarding one of its portfolio companies, GSC Investment Corp. CLO 2007, LTD. (the “Saratoga CLO”). The Company owns 100% of the subordinated notes of the CLO.  The additional financial information regarding the CLO does not directly impact the Company’s financial position, results of operations or cash flows.

Report of Independent Auditors

The Collateral Manager and Directors,

GSC Investment Corp. CLO 2007, Ltd.

We have audited the accompanying financial statements of GSC Investment Corp. CLO 2007, Ltd. (the “Issuer”), which comprise the statements of assets and liabilities including the schedules of investments, as of February 28, 2013 and February 29, 2012, and the statements of operations, changes in net assets, and cash flows for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSC Investment Corp. CLO 2007, Ltd. at February 28, 2013 and February 29, 2012, and the results of its operations, changes in its net assets, and its cash flows for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

June 7, 2013

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

	As of
	February 28, 2013	February 29, 2012

ASSETS

Investments
Fair value loans (amortized cost of $366,099,395 and $372,748,714, respectively)	$362,494,006	$365,780,893
Fair value other/structured finance securities (amortized cost of $13,743,946 and $17,274,888, respectively)	11,925,973	15,583,573
Total investments at fair value	374,419,979	381,364,466
Cash and cash equivalents	28,804,871	17,815,082
Receivable from open trades	5,131,538	10,046,640
Interest receivable	1,584,985	1,581,438
Deferred bond issuance	2,092,787	2,819,118
Total assets	$412,034,160	$413,626,744

LIABILITIES

Interest payable	$666,121	$826,741
Payable from open trades	16,346,250	24,857,147
Accrued senior collateral management fee	43,171	45,516
Accrued subordinate collateral management fee	172,682	182,064
Class A notes	296,000,000	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(417,011)	(477,483)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(441,136)	(505,106)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,134,778)	(1,299,337)
Subordinated notes	30,000,000	30,000,000
Total liabilities	$411,195,343	$419,589,586

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(5,963,092)	(3,132,908)
Net income (loss)	6,801,659	(2,830,184)
Total net assets	838,817	(5,962,842)

Total liabilities and net assets	$412,034,160	$413,626,744

See accompanying notes to financial statements.

GSC Investment Corp. CLO 2007

Statements of Operations

	For the year ended February 28, 2013	For the year ended February 29, 2012	For the year ended February 28, 2011

INVESTMENT INCOME
Interest from investments	$19,328,855	$20,032,687	$20,838,831
Interest from cash and cash equivalents	16,587	12,165	22,769
Other income	967,991	509,365	416,035
Total investment income	20,313,433	20,554,217	21,277,635

EXPENSES
Interest expense	15,613,003	14,480,621	13,260,221
Professional fees	417,086	400,628	257,209
Misc. Fee Expense	133,794	176,768	3,532
Senior collateral management fee	400,014	402,303	406,471
Subordinate collateral management fee	1,600,057	1,609,213	1,625,886
Trustee expenses	100,820	100,551	101,625
Amortization expense	1,015,332	1,016,124	1,015,333
Total expenses	19,280,106	18,186,208	16,670,277

NET INVESTMENT INCOME	1,033,327	2,368,009	4,607,358

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	2,532,558	(4,547,952)	750,253
Net unrealized appreciation/(depreciation) on investments	3,235,774	(650,241)	11,697,708
Net gain/(loss) on investments	5,768,332	(5,198,193)	12,447,961

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,801,659	$(2,830,184)	$17,055,319

See accompanying notes to financial statements.

GSC Investment Corp. CLO 2007

Schedule of Investments

February 28, 2013

Issuer_Name	Industry	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,980,037	1,966,002	2,000,927
ACCO Brands Corporation	Conglomerate	Term B Loan	Loan	4.25%	5/1/2019	$351,944	348,847	354,584
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,120,774	4,216,082
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,662	3,552,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,333,081	3,369,204
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	0.00%	1/30/2019	$1,075,000	1,069,625	1,087,008
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,980,000	1,941,348	1,999,444
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,960,000	1,953,535	1,963,920
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.45%	7/26/2016	$79,187	79,187	79,600
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.45%	7/26/2016	$43,961	43,961	44,190
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.45%	7/26/2016	$1,204,093	1,204,093	1,210,366
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.52%	7/26/2016	$2,545,700	2,545,700	2,558,963
Armstrong World Industries, Inc	Building and Development	Term Loan B-1	Loan	4.00%	3/10/2018	$2,122,931	2,109,740	2,124,268
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$968,750	960,226	973,594
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,659,091	5,602,698	5,674,144
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.96%	8/30/2016	$1,018,699	1,017,479	1,013,606
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,281	3,077,278
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,830,768	3,830,768	3,853,522
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,925,000	4,907,124	4,925,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,570,579	1,532,447	1,585,170
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	4.00%	7/25/2017	$1,990,013	1,990,013	2,003,445
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	5.00%	1/30/2019	$1,000,000	990,101	1,007,500
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	0.00%	3/16/2017	$2,000,000	2,022,500	2,013,340
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	5.50%	2/23/2017	$2,776,843	2,767,803	2,802,306
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,976,290	2,931,556	2,983,730
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$997,500	988,136	1,005,400
Capital Automotive L.P.	Conglomerate	Tranche B Term Loan	Loan	5.25%	3/11/2017	$2,811,086	2,817,777	2,823,961
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,699,305	2,669,394	2,658,816
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,605,198	3,595,976	3,641,214
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.06%	10/31/2016	$2,198,534	2,219,212	2,208,911
Cenveo Corporation	Publishing	Term B Facility	Loan	7.00%	12/21/2016	$2,437,399	2,421,925	2,444,516
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.46%	9/6/2016	$2,047,547	2,044,048	2,057,785
Charter Communications Operating, LLC	Cable and Satellite Television	Term D Loan	Loan	4.00%	5/15/2019	$1,985,000	1,976,313	2,000,503
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.79%	1/25/2017	$4,064,516	3,963,653	4,090,935
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.75%	2/28/2018	$1,066,260	1,059,429	1,068,925
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,400,891	2,578,210
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	4.00%	3/28/2019	$496,250	494,095	501,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,789,964	4,829,862
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,980,000	1,963,120	1,989,484
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$795,675	732,459	729,372
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	720,189	604,343
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,949,622	3,949,622	3,977,822
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,970,010	3,919,904	3,910,460
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,438,139	4,473,061	4,443,687
Delphi Corporation	Electronics/Electric	Tranche A Term Loan Retired 03/01/2013	Loan	4.25%	3/31/2016	$1,683,357	1,685,403	1,682,650
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	0.00%	1/31/2020	$250,000	250,000	250,783
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,977,500	2,928,511	3,037,050
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	0.00%	2/14/2020	$4,000,000	3,990,000	3,990,000
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	567,732	577,606
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,925,006	3,727,372	3,263,878
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,611	117,647
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,786,475	1,768,892	1,786,475
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$497,503	492,828	501,702
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,589,036	2,498,894	2,467,351
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,320,937	1,264,234	1,258,853
First Data Corporation	Financial Intermediaries	2017 Dollar Term Loan	Loan	5.20%	3/24/2017	$2,111,028	2,027,434	2,111,914
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,216,829	2,261,591
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan Retired 03/01/2013	Loan	4.45%	12/1/2016	$2,534,348	2,450,139	2,535,945
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,683,533	3,715,723
Generac Power Systems, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	5/30/2018	$906,111	890,154	923,590
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,746,591	4,757,841	4,774,548
Global Tel*Link Corporation	Business Equipment and Services	Replacement Term Loan	Loan	6.00%	12/14/2017	$1,964,912	1,960,077	1,967,368
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,929,629	4,015,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,465,982	3,457,357	3,481,371
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,336,378	3,252,391	3,311,355
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.00%	12/1/2016	$3,910,667	3,920,277	3,925,332
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.45%	5/1/2018	$5,734,690	5,440,293	5,764,912
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$2,970,000	2,945,366	2,993,344
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	0.00%	3/11/2018	$3,000,000	3,045,000	3,045,000
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.95%	7/31/2014	$3,030,606	2,983,167	530,356
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$992,500	974,925	997,463
Hologic, Inc.	Healthcare	Tranche A Term Loan	Loan	3.20%	8/1/2017	$2,437,500	2,432,069	2,439,328
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.54%	8/22/2014	$3,679,939	3,647,610	3,385,544
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.75%	4/19/2017	$3,920,000	3,883,690	3,920,000
Infor (US), Inc. ((fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,990,013	1,971,642	2,011,166
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	484,093
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$982,500	982,500	982,726
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,590,213	2,577,375	2,598,838
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/24/2017	$3,625,323	3,577,074	3,634,387
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$495,000	478,661	501,034
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	504,065
MetroPCS Wireless, Inc.	Telecommunications	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,489,192	2,491,685	2,495,938
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	501,110
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/20/2020	$2,688,796	2,682,872	2,697,212
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,050,910	1,089,607
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$3,000,000	2,996,317	2,992,500
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$987,500	968,539	988,734
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,920,009	3,946,297	3,924,909
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	495,128
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,940,000	3,910,795	3,958,557
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.00%	4/7/2017	$820,339	820,339	824,695
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$148,875	146,330	149,992
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,413,048	2,399,166	2,434,114
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,909,816	4,893,453	4,916,739
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$990,000	974,594	988,763
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$997,500	988,412	1,007,475
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$357,331	239,023	276,932
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.72%	7/14/2016	$2,775,888	2,719,125	2,776,748
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$985,013	983,123	988,431
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,329	1,501,784
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,980,000	1,950,704	1,989,583
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,682	50,765
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,178	417,861
Pinnacle Foods Finance LLC	Food Products	Extended Initial Term Loan	Loan	3.70%	10/2/2016	$5,726,579	5,491,534	5,761,168
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	7.50%	12/15/2016	$1,980,000	1,949,170	1,841,400
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.76%	1/31/2019	$679,545	669,390	683,507
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,853	1,961,045
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,653,803	3,716,810
Ranpak Corp.	Food/Drug Retailers	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,396,012	2,387,700	2,384,032
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,995,000	1,995,000	2,005,454
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,995,000	1,995,000	2,017,244
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,980,000	1,947,152	1,986,197
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$992,500	979,782	937,297
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$1,860,226	1,843,739	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,384,706	1,378,679	1,389,899
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,498,210	4,459,450	4,432,399
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,398,833	5,373,794	5,449,474
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,977,810	1,965,672	1,985,226
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,444	460,692
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Telecommunications	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,985,000	1,967,961	1,975,075
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$2,969,849	2,969,849	2,986,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,965,000	1,958,111	1,961,070
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,851,387	2,861,398	2,857,089
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,920,000	3,895,621	3,906,946
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$843,625	829,202	849,952
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$969,244	954,866	976,310
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,165,384	3,154,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,441,181	3,411,986	3,458,386
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$811,071	803,796	817,138
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$83,904	83,151	84,531
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,359	1,370,729
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	3.85%	2/28/2016	$4,253,748	4,184,167	4,260,086
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$497,687	493,012	500,544
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$289,811	281,918	214,875
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$497,500	493,115	500,609
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,488,750	1,478,991	1,498,859
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,432,500	4,415,534	4,432,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$4,000,000	3,981,089	3,980,000
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.73%	10/10/2014	$5,580,862	5,527,535	4,012,249
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,431,854	2,437,744	2,450,093
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,945,974	4,955,789	4,955,587
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	5.50%	5/3/2018	$1,990,000	1,981,374	2,008,666
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$497,500	488,158	501,853
Tube City IMS Corporation	Steel	Term Loan	Loan	5.75%	3/20/2019	$992,500	983,864	1,001,184
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$161,778	160,586	162,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$123,747	123,243	124,444
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$826,540	820,452	831,193
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,970,000	1,962,974	1,974,925
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,858,339	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,481,281	2,448,808	2,486,715
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,924,924	3,924,007	3,902,670
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.75%	3/1/2020	$3,000,000	2,981,257	3,000,870
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,954	1,010,000
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,985,000	2,972,608	3,006,462
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,063,393	1,058,765	1,065,520
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,920,000	1,913,087	1,921,920
Vertafore, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,984,781	2,984,781	3,018,360
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,696,942	3,696,942	3,518,269
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$2,000,000	2,029,513	2,007,500
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.56%	6/30/2016	$2,700,529	2,667,383	2,701,879
Wendy’s International, Inc	Food Services	Term Loan	Loan	4.75%	5/15/2019	$997,500	988,532	1,006,098
West Corporation	Telecommunications	Term B-8 Loan	Loan	4.25%	6/30/2018	$2,971,535	3,023,298	2,978,964
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$854,821	846,633	861,233
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,236,833	2,268,877
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,258,888	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.80%	4/19/2021	$4,000,000	3,386,571	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.80%	1/25/2019	$5,000,000	4,339,337	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.90%	4/17/2021	$5,000,000	4,054,244	3,500,000
							$379,843,341	$374,419,979

GSC Investment Corp.

Schedule of Investments

February 29, 2012

Issuer_Name	Industry	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		2,000	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	6.00%	8/3/2018	$2,000,000	1,986,129	1,999,540
Acosta, Inc.	Business Equipment and Services	Term B Loan	Loan	4.75%	3/1/2018	$4,243,447	4,177,485	4,210,561
Advanced Lighting Technologies, Inc.	Electronics/Electric	Deferred Draw Term Loan (First Lien)	Loan	3.00%	6/1/2013	$251,309	241,553	240,628
Advanced Lighting Technologies, Inc.	Electronics/Electric	Term Loan (First Lien)	Loan	3.00%	6/1/2013	$4,582,873	4,478,009	4,388,101
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	4.25%	5/9/2018	$3,814,483	3,797,573	3,715,459
Aerostructures Acquisition LLC	Aerospace and Defense	Term Loan	Loan	7.25%	3/1/2013	$554,722	543,949	542,240
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.50%	6/30/2017	$2,000,000	1,951,950	1,992,500
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term Loan	Loan	5.50%	2/10/2017	$1,980,000	1,971,816	1,963,170
Ashland Inc.	Chemicals/Plastics	Term B Loan	Loan	3.75%	8/23/2018	$996,964	994,651	1,000,872
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan (First Lien)	Loan	5.50%	5/24/2018	$5,659,091	5,608,344	5,635,040
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$508,611	508,611	499,288
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,869,758	3,869,758	3,868,790
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.00%	6/24/2017	$4,975,000	4,952,760	4,875,500
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	7.25%	12/22/2017	$2,000,000	1,941,354	2,014,720
BakerCorp International, Inc. (f/k/a B-Corp Holdings, Inc.)	Equipment Leasing	Term Loan	Loan	5.00%	6/1/2018	$497,500	495,278	496,754
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	5.25%	6/13/2017	$2,985,000	2,958,694	2,977,000
BJ’s Wholesale Club, Inc.	Retailers (Except Food and Drugs)	Initial Loan (First Lien) Retired 03/14/2012	Loan	7.00%	9/28/2018	$1,995,000	1,901,076	2,013,015
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$3,079,513	3,022,863	3,035,876
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,991,353	2,948,863	2,946,483
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	5.25%	8/1/2018	$3,990,000	3,979,634	4,012,783
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.33%	10/31/2016	$3,464,824	3,506,288	3,478,198
Cenveo Corporation	Publishing	Term B Facility	Loan	6.25%	12/21/2016	$2,737,105	2,715,168	2,719,150
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.83%	9/6/2016	$3,979,695	3,972,997	3,949,291
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	4.08%	1/25/2017	$4,170,088	4,042,207	4,120,589
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.25%	4/29/2016	$1,482,007	1,471,669	1,468,121
Cinemark USA, Inc.	Leisure Goods/Activities/Movies	Extended Term Loan	Loan	3.63%	4/30/2016	$5,587,889	5,348,623	5,576,546
Consolidated Container Company LLC	Chemicals/Plastics	Loan (First Lien)	Loan	2.50%	3/28/2014	$5,195,532	4,906,062	5,052,655
Contec, LLC	Electronics/Electric	Tranche B Term Loan	Loan	0.00%	7/28/2014	$2,644,318	2,613,795	1,057,727
Covanta Energy Corporation	Ecological Services and Equipment	Funded Letter of Credit	Loan	1.98%	2/10/2014	$877,007	860,931	871,525
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	1.79%	2/10/2014	$1,698,170	1,666,874	1,687,557
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,950,000	4,929,526	4,912,875
CRC Health Corporation	Healthcare	Term B-2 Loan	Loan	5.08%	11/16/2015	$1,991,877	1,896,087	1,782,730
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$2,000,000	1,980,071	1,990,540
CSC Holdings, LLC (fka CSC Holdings Inc (Cablevision))	Cable and Satellite Television	Term A-3 Loan	Loan	2.24%	3/31/2015	$1,360,526	1,355,021	1,333,316
Culligan International Company	Conglomerate	Dollar Loan	Loan	2.50%	11/24/2012	$2,393,216	2,360,219	1,714,141
DaVita Inc.	Healthcare	Tranche B Term Loan	Loan	0.00%	10/20/2016	$3,989,924	3,989,924	3,999,061
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.50%	3/8/2018	$1,492,500	1,489,291	1,464,098
Dollar General Corporation	Retailers (Except Food and Drugs)	Tranche B-1 Term Loan	Loan	3.14%	7/7/2014	$5,378,602	5,196,110	5,382,905
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	0.00%	8/29/2017	$3,000,000	2,446,849	2,456,712
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$732,056	721,414	729,538
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.63%	6/1/2016	$3,967,860	3,706,684	3,712,448
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	6.51%	7/2/2013	$3,005,574	2,923,634	2,705,017
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,257	104,118
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,804,706	1,782,426	1,597,165
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.20%	12/29/2014	$2,616,289	2,475,132	2,500,204
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.19%	12/28/2015	$1,334,841	1,257,114	1,275,614
Fidelity National Information Services, Inc.	Business Equipment and Services	Term B Loan	Loan	4.25%	7/18/2016	$1,000,000	990,338	1,004,450
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/23/2018	$2,290,451	2,202,287	2,041,845
First Data Corporation	Financial Intermediaries	Non Extending B-1 Term Loan	Loan	2.99%	9/24/2014	$1,971,336	1,933,908	1,890,472
First Data Corporation	Financial Intermediaries	Non Extending B-2 Term Loan	Loan	2.99%	9/24/2014	$990,052	971,955	949,440
FleetPride Corporation	Business Equipment and Services	Term Loan	Loan	6.75%	12/6/2017	$1,000,000	980,767	995,000
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Aerospace and Defense	Facility B (Dollar)	Loan	5.08%	12/18/2015	$1,295,106	1,291,993	1,221,454
FR Acquisitions Holding Corporation (Luxembourg), S.A.R.L.	Aerospace and Defense	Facility C (Dollar)	Loan	5.58%	12/20/2016	$1,295,106	1,291,613	1,227,929
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	4.52%	12/1/2016	$1,534,348	1,468,484	1,496,711
Fresenius Medical Care AG & Co., KGaA/Fresenius Medical Care Holdings, Inc.	Healthcare	Tranche B Term Loan	Loan	1.95%	3/31/2013	$4,224,718	4,206,870	4,209,889
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,982,494	3,943,002	3,902,844
Generac Power System, Inc.	Business Equipment and Services	Tranche B Term Loan	Loan	3.75%	2/9/2019	$500,000	497,509	497,855
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Tranche B Term Loan	Loan	4.25%	3/2/2018	$3,750,000	3,621,437	3,738,900
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	1.75%	4/30/2014	$5,700,000	5,339,456	5,607,375
Graphic Packaging International, Inc.	Forest Products	Term B Loan Retired 03/16/2012	Loan	2.34%	5/16/2014	$3,045,465	2,910,836	3,041,993
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	0.00%	6/1/2017	$500,000	497,500	499,530
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.31%	12/5/2016	$3,430,885	3,321,594	3,276,495
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.01%	12/1/2016	$3,960,000	3,972,323	3,905,550
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.49%	5/1/2018	$5,734,690	5,383,348	5,638,634
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$3,000,000	2,970,763	2,981,640
Hilsinger Company, The	Personal & Non Durable Consumer Products	Term Loan	Loan	5.26%	12/31/2013	$1,218,491	1,203,274	1,072,272
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.83%	8/22/2014	$4,459,263	4,388,148	3,879,559
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	0.00%	4/19/2017	$4,000,000	3,955,000	3,923,200
Hygenic Corporation, The	Personal & Non Durable Consumer Products	Term Loan	Loan	2.76%	4/30/2013	$1,563,048	1,536,828	1,438,004
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Electronics/Electric	Extended Delayed Draw Term Loan (First Lien)	Loan	6.00%	7/28/2015	$1,314,907	1,229,818	1,276,828
Infor Enterprise Solutions Holdings, Inc. (fka Magellan Holdings, Inc.)(Infor Global Solutions)	Electronics/Electric	Extended Initial U.S. Term Loan (First Lien)	Loan	6.00%	7/28/2015	$2,520,239	2,356,915	2,447,253
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	6.50%	8/4/2016	$494,587	494,587	475,422
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Loan	Loan	4.75%	3/7/2018	$992,500	992,500	970,963
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/25/2017	$3,859,091	3,794,849	3,627,546
Key Safety Systems, Inc.	Automotive	Term Loan (First Lien)	Loan	2.59%	3/8/2014	$3,821,774	3,604,295	3,667,718
Kinetic Concepts, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	7.00%	5/4/2018	$500,000	483,349	508,125
Leslie’s Poolmart, Inc.	Retailers (Except Food and Drugs)	Tranche B Term Loan	Loan	4.50%	11/21/2016	$3,960,000	3,965,615	3,920,400
Metal Services, LLC	Nonferrous Metals/Minerals	Delayed Draw Term Loan	Loan	9.75%	9/29/2017	$132,353	129,737	132,022
Metal Services, LLC	Nonferrous Metals/Minerals	U.S. Term Loan	Loan	9.75%	9/29/2017	$1,367,647	1,340,612	1,364,228
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	0.00%	2/2/2018	$3,000,000	2,992,500	2,997,750
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	2.05%	2/13/2015	$2,655,172	2,572,741	2,608,707
Nielsen Finance LLC	Business Equipment and Services	Class A Dollar Term Loan	Loan	2.26%	8/9/2013	$720,738	710,645	717,134
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$997,500	973,592	993,141
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,960,000	3,993,151	3,939,487
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	Conglomerate	Term Loan (First Lien)	Loan	6.50%	4/27/2017	$4,937,500	4,913,011	4,873,313
NPC International, Inc.	Food Services	Term Loan	Loan	6.75%	12/28/2018	$500,000	490,246	502,970
NRG Energy, Inc.	Utilities	Term Loan	Loan	4.00%	7/1/2018	$3,980,000	3,951,892	3,961,334
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$905,085	905,085	902,071
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,961,770	4,941,092	4,707,479
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$1,000,000	981,105	1,000,000
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$431,472	248,964	388,325
Pelican Products, Inc.	Business Equipment and Services	Term Loan	Loan	5.00%	3/7/2017	$2,673,704	2,673,704	2,653,651
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.79%	7/14/2016	$2,925,000	2,847,453	2,837,250
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$995,000	992,736	996,930
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loan	Loan	0.00%	11/24/2017	$1,500,000	1,498,125	1,493,115
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	6.25%	12/5/2018	$2,000,000	1,970,941	2,017,860
Pharmaceutical Research Associates Group B.V.	Drugs	Dutch Dollar Term Loan	Loan	3.81%	12/15/2014	$799,151	753,650	775,176
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	6.25%	1/31/2017	$51,020	50,596	49,235
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	6.25%	1/31/2017	$419,961	416,468	405,262
Pinnacle Foods Finance LLC	Food Products	Term Loan	Loan	2.84%	4/2/2014	$4,796,078	4,694,850	4,766,054
Polyone Corporation	Chemicals/Plastics	Loan	Loan	5.00%	12/20/2017	$500,000	495,160	500,730
PRA International	Drugs	U.S. Term Loan	Loan	3.81%	12/15/2014	$2,512,401	2,439,376	2,437,029
Preferred Proppants, LLC	Business Equipment and Services	Term B Loan	Loan	7.50%	12/15/2016	$2,000,000	1,960,652	1,945,000
Pre-Paid Legal Services, Inc.	Conglomerate	Tranche A Term Loan	Loan	7.50%	12/31/2016	$2,695,122	2,659,371	2,607,530
Prestige Brands, Inc.	Drugs	Term B Loan	Loan	5.25%	1/31/2019	$1,000,000	985,047	1,003,060
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	7/6/2017	$1,990,000	1,972,106	1,930,300
Quintiles Transnational Corp.	Conglomerate	Term B Loan	Loan	5.00%	6/8/2018	$3,980,000	3,944,328	3,953,692
RailAmerica, Inc.	Industrial Equipment	Initial Loan	Loan	0.00%	3/1/2019	$500,000	497,500	497,500
Ranpak Corp.	Food Products	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,744,392	2,732,572	2,716,948
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Tranche B-2 Term B Loan Retired 03/15/2012	Loan	2.50%	7/19/2013	$1,607,683	1,566,832	1,590,609
Reynolds Group Holdings Inc.	Industrial Equipment	Tranche B Term Loan	Loan	6.50%	2/9/2018	$1,963,643	1,963,643	1,977,880
Reynolds Group Holdings Inc.	Industrial Equipment	Tranche C Term Loan	Loan	6.50%	8/9/2018	$1,973,590	1,955,434	1,992,398
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	7.00%	2/8/2018	$2,000,000	1,960,110	1,997,500
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$1,000,000	985,035	1,000,780
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,785,882	4,729,636	4,715,862
RPI Finance Trust	Drugs	6.75 Year Term Loan	Loan	4.00%	5/9/2018	$5,472,500	5,447,342	5,462,868
Safety-Kleen Systems, Inc.	Business Equipment and Services	Term Loan B	Loan	5.00%	2/21/2017	$250,000	247,501	250,000
Savers, Inc.	Food/Drug Retailers	New Term Loan	Loan	4.25%	3/4/2017	$464,891	464,891	464,426
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	0.00%	6/30/2015	$2,000,000	1,985,000	1,985,000
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$476,818	474,846	458,937
Scotsman Industries, Inc.	Industrial Equipment	Term Loan	Loan	5.75%	4/30/2016	$1,873,081	1,867,006	1,863,716
Seminole Tribe of Florida	Lodging and Casinos	Term B-1 Delay Draw Loan	Loan	2.13%	3/5/2014	$616,208	605,662	607,476
Seminole Tribe of Florida	Lodging and Casinos	Term B-2 Delay Draw Loan	Loan	2.13%	3/5/2014	$2,230,224	2,192,054	2,198,622
Seminole Tribe of Florida	Lodging and Casinos	Term B-3 Delay Draw Loan	Loan	2.13%	3/5/2014	$1,108,287	1,082,950	1,092,583
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	0.00%	5/12/2018	$3,000,000	3,000,000	2,994,150
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,985,000	1,976,380	1,981,030
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,960,000	3,928,772	3,794,987
Sophia, L.P.	Electronics/Electric	Initial Term Loan	Loan	6.25%	7/19/2018	$1,000,000	985,259	1,010,630
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.52%	7/20/2018	$3,725,714	3,582,427	3,665,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.76%	6/7/2018	$3,886,998	3,850,268	3,882,139
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$4,484,984	4,452,979	4,473,771
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Incremental Term B Loan	Loan	3.74%	2/28/2014	$356,996	356,996	355,911
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche A U.S. Term Loan	Loan	2.00%	2/28/2014	$140,691	138,222	140,363
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	4.06%	2/28/2016	$3,253,748	3,173,463	3,246,265
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)	Conglomerate	Term Loan (First Lien)	Loan	6.25%	12/16/2016	$992,500	980,580	986,714
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$326,109	317,228	164,685
Taminco Global Chemical Corporation	Chemicals/Plastics	Dollar Term Loan	Loan	6.25%	2/15/2019	$500,000	490,024	501,875
TDG Holding Company (fka Dwyer Acquisition, Inc.)	Business Equipment and Services	Term Loan	Loan	7.00%	12/23/2015	$3,463,273	3,422,302	3,411,324
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,477,500	4,457,147	4,331,981
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.76%	10/10/2014	$5,580,862	5,494,432	3,406,670
TransDigm Inc.	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.00%	2/14/2017	$3,988,779	4,002,125	3,985,269
TransFirst Holdings, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	3.00%	6/16/2014	$2,387,500	2,350,983	2,282,044
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$163,000	161,527	161,778
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$125,000	124,375	124,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$834,908	827,364	832,820
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,990,000	1,981,242	1,972,588
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,964,975	3,963,846	3,928,021
UPC Financing Partnership	Broadcast Radio and Television	Facility AB	Loan	4.75%	12/31/2017	$1,000,000	971,447	998,250
USI Holdings Corporation	Building and Development	Tranche B Term Loan	Loan	2.75%	5/5/2014	$4,782,211	4,685,075	4,678,581
Valeant Pharmaceuticals International, Inc.	Drugs	Tranche B Term Loan	Loan	3.75%	2/13/2019	$1,000,000	995,002	996,880
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Term B-1 Loan (First Lien)	Loan	4.50%	11/3/2016	$3,979,950	3,988,810	3,982,776
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,985,000	1,976,319	1,978,807
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,767,519	3,767,519	3,611,430
Weight Watchers International, Inc.	Food Products	Term B Loan	Loan	1.88%	1/26/2014	$1,229,200	1,220,261	1,221,518
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.88%	6/30/2016	$2,728,226	2,684,697	2,714,585
Wendy’s/Arby’s Restaurants, LLC	Food/Drug Retailers	Term Loan	Loan	5.00%	5/24/2017	$1,122,902	1,118,702	1,123,745
Wil Research Laboratories, LLC	Business Equipment and Services	Term B Loan	Loan	4.00%	9/26/2013	$1,808,039	1,726,498	1,663,396
WireCo WorldGroup Inc.	Nonferrous Metals/Minerals	Term Loan	Loan	5.00%	2/10/2014	$1,992,943	1,967,101	1,953,084
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Term Loan	Loan	2.25%	2/6/2014	$2,537,336	2,419,740	2,523,428
Yell Group Plc	Publishing	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.99%	7/31/2014	$3,139,856	3,090,757	961,141
ALM 2010-1A	Financial Intermediaries	Floating - 05/2020 - B - 00162VAE5	Other/Structured Finance Securities	2.78%	5/20/2020	$4,000,000	3,716,602	3,657,600
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	Other/Structured Finance Securities	3.81%	1/18/2021	$1,500,000	1,236,977	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	Other/Structured Finance Securities	4.06%	4/19/2021	$4,000,000	3,311,208	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	Other/Structured Finance Securities	4.06%	1/25/2019	$5,000,000	4,227,490	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	Other/Structured Finance Securities	4.17%	4/17/2021	$5,000,000	4,077,713	3,500,000
							$390,023,602	$381,364,466

GSC Investment Corp. CLO 2007

Statements of Changes in Net Assets

	For the year ended February 28, 2013	For the year ended February 29, 2012	For the year ended February 28, 2011

INCREASE FROM OPERATIONS:
Net investment income	$1,033,327	$2,368,009	$4,607,358
Net realized gain (loss) from investments	2,532,558	(4,547,952)	750,253
Net unrealized appreciation/(depreciation) on investments	3,235,774	(650,241)	11,697,708
Net increase (decrease) in net assets from operations	6,801,659	(2,830,184)	17,055,319

Total increase/(decrease) in net assets	6,801,659	(2,830,184)	17,055,319
Net assets at beginning of period	(5,962,842)	(3,132,658)	(20,187,977)
Net assets at end of period	$838,817	$(5,962,842)	$(3,132,658)

See accompanying notes to financial statements.

GSC Investment Corp. CLO 2007

Statements of Cash Flows

	For the year ended February 28, 2013	For the year ended February 29, 2012	For the year ended February 28, 2011

Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$6,801,659	$(2,830,184)	$17,055,319
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	—	(223,448)	(361,110)
Net accretion of discount on investments	(1,383,978)	(2,997,514)	(4,841,672)
Amortization of notes and deferred issuance costs	1,015,332	1,016,124	1,015,333
Net realized (gain) loss from investments	(2,532,558)	4,547,952	(750,253)
Net unrealized appreciation on investments	(3,235,774)	650,241	(11,697,708)
Proceeds from sale and redemption of investments	165,363,963	216,319,521	129,804,279
Purchase of investments	(151,267,166)	(208,491,101)	(156,112,238)
(Increase) decrease in operating assets:
Interest receivable	(3,547)	155,579	112,547
Receivable from open trades	4,915,102	(10,046,640)	—
Increase (decrease) in operating liabilities:
Interest payable	(160,620)	125,101	21,097
Payable from open trades	(8,510,897)	(293,957)	24,668,506
Accrued senior collateral management fee	(2,345)	(835)	249
Accrued subordinate collateral management fee	(9,382)	(3,338)	(96,424)
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	10,989,789	(2,072,499)	(1,182,075)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,989,789	(2,072,499)	(1,182,075)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,815,082	19,887,581	21,069,656
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,804,871	$17,815,082	$19,887,581

Supplemental Information:
Interest paid during the period	$15,773,621	$14,355,520	$13,239,125

Supplemental non-cash information:
Paid-in-kind interest income	$—	$(223,448)	$(361,110)
Net accretion of discount on investments	$(1,383,978)	$(2,997,514)	$(4,841,672)
Amortization of notes and deferred issuance costs	$1,015,332	$1,016,124	$1,015,333

See accompanying notes to financial statements.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Purpose

GSC Investment Corp. CLO 2007, Ltd (the “Issuer”, “we”, “our”, “us”, “CLO” and “Saratoga CLO”), an exempted company with limited liability incorporated under the laws of the Cayman Islands was formed on November 28, 2007 and commenced operations on January 22, 2008. The Issuer was established to acquire or participate in U.S. dollar-denominated corporate debt obligations.

On January 22, 2008, the Issuer issued $400.0 million of notes, consisting of Class A Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Subordinated Notes. The notes were issued pursuant to an indenture, dated January 22, 2008 (the “Indenture”), with U.S. Bank National Association (the “Trustee”) servicing as the Trustee thereunder. As of February 28, 2013, Saratoga Investment Corp. owned 100% of the Subordinated Notes of the CLO. The Issuer’s defined investment period ended on January 23, 2013. Following the defined investment period, proceeds from principal payments in the investment portfolio of the Issuer are used to pay down its outstanding notes, sequentially in order of seniority.

Pursuant to a collateral management agreement (the “Collateral Management Agreement”), Saratoga Investment Corp. (the “Collateral Manager”), provides investment management services to the Issuer, and makes day-to-day investment decisions concerning the assets of the Issuer. The Collateral Manager also performs certain administrative services on behalf of the Issuer under the Collateral Management Agreement.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are stated in U.S. dollars.  The following is a summary of the significant accounting policies followed by the Issuer in the preparation of its financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Collateral Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including the fair value of investments, and the amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2013 and February 29, 2012, cash and cash equivalents amounted to $28.8 million and $17.8 million, respectively, and were swept on an overnight basis into a money market deposit account and invested in shares of JP Morgan Liquidity Institutional fund held at the Trustee.

Valuation of Investments

The Issuer accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Issuer to assume that its investments are to be sold at the Statement of Assets and Liabilities date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by the Collateral Manager to approve a fair value determination to reflect significant events affecting the value of these investments. The Collateral Manager values investments for which market quotations are not readily available at fair value. Determinations of fair value may involve significant judgments and estimates. The types of factors that may be considered in determining the fair value of investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

Investment Transactions and Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Issuer stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon the Collateral Manager’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Paid-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

Deferred Bond Issuance Costs

Included in deferred bond issuance costs are structuring fees of the investment bank, rating agency fees and legal fees associated with the establishment of the Issuer in November 2007.

Such costs have been capitalized and amortized using an effective yield method, over the life of the facility.

Collateral Management Fees

The Issuer is externally managed by the Collateral Manager pursuant to the Collateral Management Agreement. As compensation for the performance of its obligations under the Collateral Management Agreement, the Collateral Manager is entitled to receive from the Issuer a senior collateral management fee (the “Senior Collateral Management Fee”), a subordinated collateral management fee (the “Subordinated Collateral Management Fee”) and an incentive collateral management fee (the “Incentive Collateral Management Fee”). The Senior Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”) in an amount equal to

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

0.10% per annum of the aggregate principal amount of the Issuer’s investments.  The Subordinated Collateral Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.40% per annum of the aggregate principal amount of the Issuer’s investments. The Incentive Management Fee equals 20% of the amount of interest and principal payments remaining available for distribution to the Collateral Manager under the Priority of Payments at which the Incentive Management Fee may be paid. The Incentive Management Fee will be payable in accordance with the Priority of Payments on each payment date if the Subordinated Notes internal rate of return for such payment date is greater than or equal to 12%.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services.  For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, the Issuer paid $0.1 million, respectively, for trustee services provided and is included in other expenses in the Statement of Operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, $8.8 million, $7.9 million and $6.7 million of payments to the Subordinated Notes were included in interest expense in the Statement of Operations, respectively.

Risk Management

In the ordinary course of its business, the Issuer manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices.

Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount.

The Issuer is also exposed to credit risk related to maintaining all of its cash and cash equivalents, including those in reserve accounts, at a major financial institution.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

The Issuer has investments in lower rated and comparable quality unrated high yield bonds and bank loans. Investments in high yield investments are accompanied by a greater degree of credit risk. The risk of loss due to default by the issuer is significantly greater for holders of high yield securities, because such investments are generally unsecured and are often subordinated to other creditors of the issuer.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Issuer’s financial position, results of operations or cash flows.

3. Fair Value Measurements

As noted above, the Issuer values all investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Based on the observability of the inputs used in the valuation techniques, the Issuer is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•      Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Issuer has the ability to access.

•      Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

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

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820.

The following table presents fair value measurements of investments, by major class, as of February 28, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$358,237,074	$4,256,932	$362,494,006
Structured finance securities	—	—	10,850,000	10,850,000
Equity interest	5,410	—	1,070,563	1,075,973
Total	$5,410	$358,237,074	$16,177,495	$374,419,979

The following table presents fair value measurements of investments, by major class, as of February 29, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$365,780,893	$—	$365,780,893
Structured finance securities	—	—	14,507,600	14,507,600
Equity interest	5,410	—	1,070,563	1,075,973
Total	$5,410	$365,780,893	$15,578,163	$381,364,466

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2013:

	Term Loans	Structured Finance Securities	Equity Interest
Balance as of February 29, 2012	$—	$14,507,600	$1,070,563
Net unrealized gains (losses)	(102,541)	(126,657)	—
Purchases and other adjustments to cost	4,018,668	219,455	—
Sales and redemptions	(74,141)	(4,000,000)	—
Net realized gain (loss) from investments	26,621	249,602	—
Net transfers in and/or out of Level 3(1)	388,325	—	—
Balance as of February 28, 2013	$4,256,932	$10,850,000	$1,070,563

(1)    The Issuer’s investment in PATS Aircraft, LLC was transferred into Level 3 during the year ended February, 28, 2013 due to changes in liquidity. These changes impacted the Collateral Manager’s ability to obtain observable market information. Accordingly, the determination of fair value for this investment required significant management judgment and estimation, resulting in a Level 3 classification for the year ended February 28, 2013.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2012:

	Term Loans	Structured Finance Securities	Equity Interest
Balance as of February 29, 2011	$2,243,464	$14,507,600	$849,125
Net unrealized gains (losses)	3,022,852	—	(60,888)
Purchases and other adjustments to cost	77,814	—	282,326
Sales and redemptions	(2,375,630)	—	—
Net realized gain (loss) from investments	(2,968,500)	—	—
Net transfers in and/or out of Level 3	—	—	—
Balance as of February 28, 2012	$—	$14,507,600	$1,070,563

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities and PIK.

Sales and redemptions represent net proceeds received from investments sold and principal paydowns received during the period.

The net unrealized loss on level 3 investments held as of February 28, 2013 and February 29, 2012, is $1.8 million and $1.7 million, respectively, and is included in net unrealized appreciation on investments in the Statements of Operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2013 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range

Term loans	$4,256,932	Yield Analysis	Market Yield	7.7%-17.0%

Structured Finance Securities	$10,850,000	Yield Analysis	Market Yield	8.9%-10.7%

Equity Interest	$1,070,563	Market Comparable	EBITDA Multiples	5.5x-8.0x

Significant unobservable inputs used in the fair value measurement of the Issuer’s term loans and structured finance securities include comparable market yields.  For investments utilizing a yield analysis valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption for comparable yields is accompanied by a directionally opposite change in the assumption used for pricing.

Significant unobservable inputs used in the fair value measurement of the Issuer’s equity interests include EBITDA multiples.  For investments utilizing EBITDA multiples, a significant increase (decrease) in the EBITDA multiple, in isolation, would result in a significant higher (lower) fair value measurement.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

4. Financing

On January 22, 2008, the Issuer issued $400.0 million of notes, consisting of Class A Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes (collectively the “Secured Notes”), and Subordinated Notes. The notes were issued pursuant to the Indenture.

The Secured Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer. The relative order of seniority of payment of each class of securities is, as follows: first, Class A Notes, second, Class B Notes, third, Class C Notes, fourth, Class D Notes, fifth, Class E Notes and sixth, the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities (other than the Class A Notes) in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the Secured Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

The table below sets forth certain information for each outstanding class of notes issued pursuant to the Indenture.

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A Floating Rate Senior Notes	LIBOR + 0.75%	January 21, 2020	$296,000,000	$296,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.50%	January 21, 2020	22,000,000	22,000,000
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	January 21, 2020	14,000,000	14,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	January 21, 2020	16,000,000	16,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	January 21, 2020	22,000,000	17,960,044
Subordinated Notes	N/A	January 21, 2020	30,000,000	30,000,000
			$400,000,000	$395,960,044

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2013 and February 29, 2012.

	Fair Value
Debt Security	February 28, 2013	February 29, 2012
Class A Floating Rate Senior Notes	$292,879,007	$285,891,473
Class B Floating Rate Senior Notes	22,900,917	21,676,954
Class C Deferrable Floating Rate Notes	14,592,983	13,128,032
Class D Deferrable Floating Rate Notes	16,414,949	14,517,373
Class E Deferrable Floating Rate Notes	17,999,348	15,228,326
Subordinated Notes	25,516,959	25,846,414
	$390,304,163	$376,288,572

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

The following table provides the weighted average interest rate for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

		Weighted Average Interest Rate
Debt Security	Interest Rate	February 28, 2013	February 29, 2012	February 28, 2011
Class A Floating Rate Senior Notes	LIBOR + 0.75%	1.15%	1.12%	1.10%
Class B Floating Rate Senior Notes	LIBOR + 2.50%	2.90%	2.87%	2.85%
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	4.15%	4.12%	4.10%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	5.10%	5.07%	5.05%
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	6.85%	6.82%	6.80%
Subordinated Notes	N/A	N/A	N/A	N/A

The Indenture provides that payments on the Subordinated Notes shall rank subordinate in priority of payment to payments due on all classes of Secured Notes and subordinate in priority of payment to the payment of fees and expenses. Distributions on the Subordinated Notes are limited to the assets of the Issuer remaining after payment of all of the liabilities of the Issuer that rank senior in priority of payment to the Subordinated Notes. To the extent that the proceeds from the collateral are not sufficient to make distributions on the Subordinated Notes the Issuer will have no further obligation in respect of the Subordinated Notes.

Interest proceeds and, after the Secured Notes have been paid in full, principal proceeds, in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

Distributions, if any, on the Subordinated Notes will be payable quarterly on the 20th day of each January, April, July and October of each calendar year or, if any such day is not a business day, on the next succeeding business day (each, a “Payment Date”), commencing on the first Payment Date, and on January 21, 2020 (or if any such day is not a business day, the next succeeding business day) (the “Stated Redemption Date”) (if not redeemed prior to such date) sequentially in order of seniority. At the Stated Redemption Date, the Subordinated Notes will be redeemed after payment in full of all of the Secured Notes and the payment of all administrative and other fees and expenses. The failure to pay interest proceeds or principal proceeds to the holders of the Subordinated Notes will not be an event of default under the Indenture.

In May of 2009, GSC Investment Corp. CLO 2007 Ltd. defaulted on its Class E overcollateralization ratio of 105.10%, at which point, $4.0 million of interest proceeds were used to repay the Class E Notes through November 2009.  Interest on the Class C, Class D, and Class E Notes was deferred and repaid in January of 2010 upon the Issuer’s return to compliance.  Distributions to the Subordinated Notes resumed in April of 2010.

As of February 28, 2013, the remaining unamortized discount on the Class B Notes, Class D Notes and Class E Notes were $0.4 million, $0.4 million and $1.1 million, respectively.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Collateral Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2008 — 2013). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2013 and February 29, 2012, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2013, February 29, 2012 and February 28, 2011. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2013, February 29, 2012 and February 28, 2011.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Collateral Manager feels that the likelihood of such an event is remote.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2013 and February 29, 2012, the Issuer is not subject to any material legal proceedings.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2013 and February 29, 2012, the Issuer had no unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, the Issuer bought no investments from related parties and sold no investments to related parties.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

The Subordinated Notes are wholly owned by the Collateral Manager.  The Subordinated Notes do not have a stated coupon rates, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, $8.8 million, $7.9 million and $6.7 million of payments were made to the Subordinated Notes and were recorded as interest expense on the Statement of Operations, respectively.

8. Shareholders’ Capital

Capital contributions and distributions shall be made at such time and in such amounts as determined by the Collateral Manager and the Indenture.

The majority holder of the Subordinated Notes has various control rights over the CLO, including the ability to call the CLO prior to its legal maturity, replace the Collateral Manager under certain circumstances, and refinance any of the outstanding debt tranches.  The voting structure of the Subordinated Notes may require either majority or unanimous approval depending upon the issue.

The authorized share capital of the Issuer consists of 50,000 ordinary shares, 250 of which are owned by Maples Finance Limited and are held under the terms of a declaration of trust.

As of February 28, 2013 and February 29, 2012, net assets were $0.8 million and $(6.0) million, respectively.  These amounts include accumulated losses of $(6.0) million and $(3.1) million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above.  The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the Statements of Assets and Liabilities date.

GSC INVESTMENT CORP. CLO 2007, LTD.

NOTES TO FINANCIAL STATEMENTS

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	February 28, 2013	February 29, 2012	February 28, 2011

Average subordinated notes’ capital balance (1)	$27,165,497	$20,808,673	$17,775,209

Ratios and supplemental data:
Total Return (2)	73.51%	41.28%	283.76%
Net investment income (3)	3.80%	11.38%	25.92%
Total expenses (3)	70.97%	87.40%	93.78%
Senior collateral monitoring fee (3)	1.47%	1.93%	2.29%
Subordinate collateral monitoring fee (3)	5.89%	7.73%	9.15%

(1)   Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.

(2)   Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.

(3)   Calculated based on average subordinated notes’ capital balance.

10. Subsequent Events

The Collateral Manager has evaluated events or transactions that have occurred since February 28, 2013 through June 7, 2013, the date the financial statements were available for issuance. The Manager has determined that there are no material events that would require the disclosure in the financial statements.