Form 10-Q
period 2013-05-31
SARATOGA INVESTMENT CORP.
filed 2013-07-15
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 15, 2013 was 4,730,116.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $140,710,469 and $130,465,086, respectively)	$141,254,519	$129,563,428
Control investments (cost of $17,657,435 and $18,944,966 respectively)	23,584,582	25,516,959
Total investments at fair value (amortized cost of $158,367,904 and $149,410,052 respectively)	164,839,101	155,080,387
Cash and cash equivalents	31,555,038	149,025
Cash and cash equivalents, reserve accounts	4,812,160	12,086,142
Interest receivable, (net of reserve of $114,742 and $53,543, respectively)	2,152,892	2,889,358
Due from manager	4,929	—
Deferred debt financing costs, net	4,494,124	2,090,184
Management fee receivable	215,821	215,853
Other assets	147,763	83,407
Receivable from unsettled trades	8,064	1,817,074
Total assets	$208,229,892	$174,411,430

LIABILITIES
Revolving credit facility	$—	$24,300,000
SBA debentures payable	40,000,000	36,000,000
Notes payable	48,300,000	—
Management and incentive fees payable	6,067,160	4,509,322
Accounts payable and accrued expenses	673,106	435,038
Interest and debt fees payable	484,287	257,796
Due to manager	218,727	222,513
Total liabilities	$95,743,280	$65,724,669

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 4,730,116 and 4,730,116 common shares issued and outstanding, respectively	$4,730	$4,730
Capital in excess of par value	174,824,076	174,824,076
Distribution in excess of net investment income	(22,053,262)	(24,522,951)
Accumulated net realized loss from investments and derivatives	(46,760,127)	(47,289,427)
Net unrealized appreciation on investments and derivatives	6,471,195	5,670,333
Total Net Assets	112,486,612	108,686,761

Total liabilities and Net Assets	$208,229,892	$174,411,430

NET ASSET VALUE PER SHARE	$23.78	$22.98

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended May 31, 2013	For the three months ended May 31, 2012
	(unaudited)	(unaudited)

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$4,045,585	$2,064,985
Control investments	1,126,004	1,045,785
Total interest income	5,171,589	3,110,770
Interest from cash and cash equivalents	1,906	2,846
Management fee income	498,091	499,840
Other income	346,176	5,726
Total investment income	6,017,762	3,619,182

EXPENSES
Interest and debt financing expenses	1,127,855	625,703
Base management fees	736,716	458,808
Professional fees	331,064	345,839
Administrator expenses	250,000	250,000
Incentive management fees	821,122	430,271
Insurance	119,995	130,307
Directors fees and expenses	51,000	51,000
General & administrative	98,361	51,341
Other expense	11,960	3,123
Total expenses	3,548,073	2,346,392

NET INVESTMENT INCOME	2,469,689	1,272,790

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	529,300	178,630
Net realized loss from derivatives	—	(131,000)
Net unrealized appreciation on investments	800,862	1,739,422
Net unrealized appreciation on derivatives	—	130,925
Net gain on investments	1,330,162	1,917,977

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,799,851	$3,190,767

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.82

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	4,730,116	3,876,661

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2013

(unaudited)

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 125.5% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.70% Cash, 9/13/2014	$2,528,759	$2,465,034	$2,465,034	2.2%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 12.45% Cash, 9/13/2014	$942,087	918,346	918,346	0.8%

		Total Aerospace		3,383,380	3,383,380	3.0%

National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	589	500,000	601,258	0.5%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% (13.50% Cash/2.00% PIK), 8/10/2017	$5,500,000	5,471,119	5,471,119	4.9%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 9.00% Cash, 11/28/2016	$6,000,000	6,000,000	6,000,000	5.3%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 13.00% Cash, 11/28/2016	$2,000,000	1,964,333	2,000,000	1.8%

Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	7,128	712,800	804,894	0.7%

		Total Automotive		14,648,252	14,877,271	13.2%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$337,235	337,234	294,608	0.3%

		Total Building Products		697,558	294,608	0.3%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,866,531	7,315,000	6.5%

Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash 3.00% PIK), 3/29/2018	$7,338,378	7,197,495	7,338,378	6.5%

Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 14.00% (13.00% Cash/1.00% PIK), 12/28/2017	$5,724,425	5,620,102	5,724,426	5.1%
	`	`
Emily Street Enterprises, L.L.C. (d), (g)	Business Services	Warrant Membership Interests	49,318	400,000	463,589	0.4%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,088,495	6,200,000	5.5%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash, 2.00% PIK), 3/6/2018	$9,570,581	9,389,157	9,570,581	8.5%
.
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	—	0.0%

		Total Business Services		35,561,780	36,611,974	32.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,930,007	3,882,605	3,900,532	3.5%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,047,391	1,914,341	1,143,687	1.0%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$344,773	338,861	318,156	0.3%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	3,123,771	2.8%

		Total Consumer Products		6,702,572	8,486,146	7.6%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,798,016	1,701,650	1,798,016	1.6%

Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 12.00% Cash, 12/28/2017	$4,767,500	4,669,337	4,767,500	4.2%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,941,006	3,000,000	2.7%

		Total Consumer Services		9,311,993	9,565,516	8.5%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 6/28/2013	$2,888,564	1,586,846	469,540	0.4%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,617,088	469,540	0.4%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,848,480	6,848,480	6,765,613	6.0%

		Total Electronics		6,848,480	6,765,613	6.0%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	169,759	0.2%

USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	3,862,012	3.4%

		Total Environmental		3,158,800	4,031,771	3.6%

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,960,000	3,983,258	4,039,200	3.6%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,902,304	3,920,000	3.5%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.81% Cash, 6/19/2018	$5,153,506	5,129,843	5,114,339	4.5%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,513,884	2,479,190	2,513,884	2.2%

TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,901,940	2,883,980	2,896,426	2.6%

		Total Food and Beverage		18,378,575	18,483,849	16.4%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term Loan 9.03% Cash, 12/27/2017	$7,500,000	7,359,190	7,500,000	6.7%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,887,500	4,827,286	4,887,500	4.3%

		Total Healthcare Services		12,186,476	12,387,500	11.0%

McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	543,209	344,355	0.3%

		Total Homebuilding		543,209	344,355	0.3%

Worldwide Express Operations, L.L.C. (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,074,502	6,058,535	6,074,502	5.4%

		Total Logistics		6,058,535	6,074,502	5.4%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,801,913	8,801,913	7,426,174	6.6%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	5,000	20	—	0.0%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,801,933	7,426,174	6.6%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,716,179	2,071,371	983,099	0.9%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	211,429	—	—	0.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 6.00% Cash, 8/1/2014	$4,849,233	4,561,918	4,769,221	4.2%

		Total Publishing		6,633,289	5,752,320	5.1%

Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,150,000	6,028,549	6,150,000	5.5%

Community Investors, Inc. (d)	Software	Revolver	$166,667	—	—	0.0%

Community Investors, Inc. (d), (g)	Software	Common Stock	1,282	1,282	1,282	0.0%

Community Investors, Inc. (d), (g)	Software	Preferred Stock	148,718	148,718	148,718	0.1%

		Total Software		6,178,549	6,300,000	5.6%

Sub Total Non-control/Non-affiliated investments				140,710,469	141,254,519	125.5%

Control investments - 21.0% (b)

GSC Investment Corp. CLO 2007 LTD. (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 26.43%, 1/21/2020	$30,000,000	17,657,435	23,584,582	21.0%

Sub Total Control investments				17,657,435	23,584,582	21.0%

TOTAL INVESTMENTS - 146.5% (b)				$158,367,904	$164,839,101	146.5%

(a)	All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd.
(b)	Percentages are based on net assets of $112,486,612 as of May 31, 2013.
(c)

Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	26.43% represents the modeled effective interest rate that is expected to be earned over the life of the investment.
(f)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$1,126,004	$498,091	$—	$5,927,147

(g)	Non-income producing at May 31, 2013.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2013

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 119.2% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.70% Cash, 9/13/2014	$2,550,000	$2,550,000	$2,550,000	2.3%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 13.20% Cash, 9/13/2014	$950,000	950,000	950,000	0.9%

		Total Aerospace		3,500,000	3,500,000	3.2%

National Truck Protection Co., Inc. (d), (h)	Automotive	Common Stock	589	500,000	591,827	0.5%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash 8/10/2017	$5,500,000	5,500,000	5,500,000	5.1%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 9.00% Cash, 11/28/2016	$6,000,000	6,000,000	6,000,000	5.5%

Take 5 Oil Change, L.L.C. (d)	Automotive	First Lien Term Loan 13.00% Cash, 11/28/2016	$2,000,000	1,961,761	2,000,000	1.8%

Take 5 Oil Change, L.L.C. (d), (h)	Automotive	Common Stock	7,128	712,800	712,800	0.7%

		Total Automotive		14,674,561	14,804,627	13.6%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting A-1	2,535	220,900	—	0.0%

Legacy Cabinets Holdings (d), (h)	Building Products	Common Stock Voting B-1	1,600	139,424	—	0.0%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$332,229	332,229	267,378	0.2%

		Total Building Products		692,553	267,378	0.2%

Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 14.00% (13.00% Cash/1.00% PIK), 12/28/2017	$5,705,384	5,595,317	5,705,384	5.2%

Emily Street Enterprises, L.L.C. (d), (h)	Business Services	Warrant Membership Interests	49,318	400,000	399,969	0.4%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,860,186	7,000,000	6.4%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,082,248	6,200,000	5.7%

Sourcehov LLC (d)	Business Services	Second Lien Term Loan 10.50% Cash, 4/29/2018	$3,000,000	2,648,298	2,850,000	2.6%

		Total Business Services		21,586,049	22,155,353	20.3%

C.H.I. Overhead Doors, Inc. (d)	Consumer Products	First Lien Term Loan 7.25% Cash, 8/17/2017	$4,974,747	4,930,481	5,024,495	4.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,940,003	3,888,460	3,956,551	3.6%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$1,914,341	1,914,341	1,116,252	1.0%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$332,500	326,320	305,334	0.3%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	62,413	566,765	3,324,741	3.1%

		Total Consumer Products		11,626,367	13,727,373	12.7%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$2,161,391	2,032,060	2,154,475	2.0%

Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 12.00% Cash, 12/28/2017	$5,500,000	5,380,520	5,500,000	5.0%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$3,000,000	2,936,860	3,000,000	2.8%

		Total Consumer Services		10,349,440	10,654,475	9.8%

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 12/31/2012	$2,740,780	1,586,846	291,893	0.3%

M/C Acquisition Corp., L.L.C. (d), (h)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,617,088	291,893	0.3%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,824,717	6,824,717	6,720,981	6.2%

		Total Electronics		6,824,717	6,720,981	6.2%

USS Parent Holding Corp. (d), (h)	Environmental	Non Voting Common Stock	765	133,002	125,981	0.1%

USS Parent Holding Corp. (d), (h)	Environmental	Voting Common Stock	17,396	3,025,798	2,866,065	2.7%

		Total Environmental		3,158,800	2,992,046	2.8%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 10.50% Cash, 8/29/2017	$3,970,000	3,994,704	4,049,400	3.7%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,897,940	3,560,000	3.3%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.81% Cash, 6/19/2018	$5,153,506	5,128,662	5,140,622	4.7%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 2/19/2017	$2,504,585	2,468,317	2,492,062	2.3%

TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/17/2017	$2,962,500	2,943,045	2,956,871	2.7%

		Total Food and Beverage		18,432,668	18,198,955	16.7%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/27/2017	$7,500,000	7,351,433	7,500,000	6.9%

Maverick Healthcare Group (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/31/2016	$4,900,000	4,835,389	4,900,000	4.5%

		Total Healthcare Services		12,186,822	12,400,000	11.4%

McMillin Companies L.L.C. (d), (h)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	536,764	315,370	0.3%

		Total Homebuilding		536,764	315,370	0.3%

Capstone Logistics, L.L.C. (d)	Logistics	First Lien Term Loan 7.50% Cash, 9/16/2016	$899,769	889,798	908,766	0.8%

Capstone Logistics, L.L.C. (d)	Logistics	First Lien Term Loan 13.50% Cash, 9/16/2016	$3,693,369	3,652,443	3,767,236	3.5%

Worldwide Express Operations, L.L.C. (d)	Logistics	First Lien Term Loan 7.50% Cash, 6/30/2013	$6,527,979	6,461,295	6,504,478	6.0%

		Total Logistics		11,003,536	11,180,480	10.3%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 3/1/2013	$7,728,566	7,728,566	6,723,852	6.2%

Elyria Foundry Company, L.L.C. (d), (h)	Metals	Warrants to Purchase Limited Liability Company Interests	3,000	—	—	0.0%

		Total Metals		7,728,566	6,723,852	6.2%

Network Communications, Inc. (d)	Publishing	Unsecured Note 8.60% PIK, 1/14/2020	$2,500,198	2,049,660	960,827	0.9%

Network Communications, Inc. (d), (h)	Publishing	Common Stock	211,429	—	—	0.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 6.00% (4.00% Cash/2.00% PIK), 8/1/2014	$4,839,189	4,497,495	4,669,818	4.3%

		Total Publishing		6,547,155	5,630,645	5.2%

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Sub Total Non-control/Non-affiliated investments				130,465,086	129,563,428	119.2%

Control investments - 23.5% (b)

GSC Partners CDO GP III, LP (g), (h)	Financial Services	100% General Partnership Interest	—	—	—	0.0%

GSC Investment Corp. CLO 2007 LTD. (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 23.06%, 1/21/2020	$30,000,000	18,944,966	25,516,959	23.5%

Sub Total Control investments				18,944,966	25,516,959	23.5%

Affiliate investments - 0.0% (b)

GSC Partners CDO GP III, LP (f), (h)	Financial Services	6.24% Limited Partnership Interest	—	—	—	0.0%

Sub Total Affiliate investments				—	—	0.0%

TOTAL INVESTMENTS - 142.7% (b)				$149,410,052	$155,080,387	142.7%

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,205,509	$2,000,072	$—	$6,571,992
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 28, 2013.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the three months ended May 31, 2013	For the three months ended May 31, 2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$2,469,689	$1,272,790
Net realized gain from investments	529,300	178,630
Net realized loss from derivatives	—	(131,000)
Net unrealized appreciation on investments	800,862	1,739,422
Net unrealized appreciation on derivatives	—	130,925
Net increase in net assets from operations	3,799,851	3,190,767

Total increase in net assets	3,799,851	3,190,767
Net assets at beginning of period	108,686,761	97,380,150
Net assets at end of period	$112,486,612	$100,570,917

Net asset value per common share	$23.78	$25.94
Common shares outstanding at end of period	4,730,116	3,876,661

Distribution in excess of net investment income	$(22,053,262)	$(12,647,278)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the three months ended May 31, 2013	For the three months ended May 31, 2012
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$3,799,851	$3,190,767
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(176,122)	(326,462)
Net accretion of discount on investments	(227,689)	(244,768)
Amortization of deferred debt financing costs	175,369	101,149
Net realized gain from investments	(529,300)	(178,630)
Net realized loss from derivatives	—	131,000.00
Net unrealized appreciation on investments	(800,862)	(1,739,422)
Net unrealized appreciation on derivatives	—	(130,925)
Proceeds from sale and redemption of investments	24,927,703	4,454,285
Purchase of investments	(32,952,444)	(13,335,300)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	7,273,982	(524,328)
Interest receivable	736,466	398,625
Due from manager	(4,929)	—
Management fee receivable	32	(269)
Other assets	(64,356)	41,608
Receivable from unsettled trades	1,809,010	59,511
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	9,262,800
Management and incentive fees payable	1,557,838	250,317
Accounts payable and accrued expenses	238,068	(143,238)
Interest and debt fees payable	226,491	108,717
Due to manager	(3,786)	(324,094)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,985,322	1,051,343

Financing activities
Borrowings on debt	4,000,000	—
Paydowns on debt	(24,300,000)	—
Issuance of notes	48,300,000	—
Debt financing cost	(2,579,309)	—
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	25,420,691	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,406,013	1,051,343
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,025	1,325,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,555,038	$2,377,041

Supplemental Information:
Interest paid during the period	$725,995	$415,837

Supplemental non-cash information:
Paid-in-kind interest income	$176,122	$326,462
Net accretion of discount on investments	$227,689	$244,768
Amortization of deferred debt financing costs	$175,369	$101,149

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), and SBIC LP. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company, such as a money market fund, if such investment would cause the Company to exceed any of the following limitations:

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies which we own more than 25.0% of the voting securities or maintain greater than 50.0% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5.0% and 25.0% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility, SBA debentures and notes offering are deferred and amortized using the straight line method, which approximates the effective interest method, over the life of their respective debt instrument.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of May 31, 2013 and February 28, 2013, there were no uncertain tax positions.

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

Capital Gains Incentive Fee

The Company records an expense accrual in the consolidated statements of operations relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

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

The Company has investments in lower rated and comparable quality unrated high yield bonds and bank loans. Investments in high yield investments are accompanied by a greater degree of credit risk. The risk of loss due to default by the issuer is significantly greater for holders of high yield securities because such investments are generally unsecured and are often subordinated to other creditors of the issuer.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$95,625	$95,625
Second lien term loans	—	—	6,766	6,766
Senior secured notes	—	—	24,730	24,730
Unsecured notes	—	—	4,958	4,958
Structured finance securities	—	—	23,585	23,585
Equity interest	—	—	9,175	9,175
Total	$—	$—	$164,839	$164,839

The following table presents fair value measurements of investments, by major class, as of February 28, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$83,792	$83,792
Second lien term loans	—	—	9,571	9,571
Senior secured notes	—	—	23,305	23,305
Unsecured notes	—	—	4,874	4,874
Structured finance securities	—	—	25,517	25,517
Equity interest	—	—	8,021	8,021
Total	$—	$—	$155,080	$155,080

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2013 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2013	$83,792	$9,571	$23,305	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	273	(181)	311	39	(645)	1,004	801
Purchases and other adjustments to cost	24,283	36	8,842	45	—	150	33,356
Sales and redemptions	(12,882)	(3,030)	(7,728)	—	(1,287)	—	(24,927)
Net realized gains from investments	159	370	—	—	—	—	529
Balance as of May 31, 2013	$95,625	$6,766	$24,730	$4,958	$23,585	$9,175	$164,839

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	611	174	(25)	(9)	(66)	244	811	1,740
Purchases and other adjustments to cost	10,203	2,718	197	53	22	—	713	13,906
Sales and redemptions	(3,567)	(32)	—	—	—	(856)	—	(4,455)
Net realized gain from invetments	179	—	—	—	—	—	—	179
Balance as of May 31, 2012	$43,622	$11,774	$10,878	$6,044	$1,964	$25,234	$7,214	$106,730

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of May 31, 2013 and 2012, was $1,230,338 and $1,714,104, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield

First lien term loans	$95,625	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid	6.0% - 23.0% 3.0x - 8.3x 97.0 - 102.0	9.2% 5.6x 99.3

Second lien term loans	6,766	Market Comparables	Market Yield (%)	11.5%	11.5%

Senior secured notes	24,730	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid	11.5% - 42.5% 5.0x 98.0 - 104.5	13.2% 5.0x 102.2

Unsecured notes	4,958	Market Comparables	Market Yield (%)	8.4% - 23.7%	14.7%

Structured finance securities	23,585	Discounted Cash Flow	Discount Rate (%)	13.0%	13.0%

Equity interests	9,175	Market Comparables	EBITDA Multiples (x)	3.0x – 8.9x	7.1x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield

First lien term loans	$83,792	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid	5.8% - 26.9% 3.0x 96.5 - 102.0	10.0% 3.0x 100.1

Second lien term loans	9,571	Market Comparables	Market Yield (%) Third-Party Bid	11.5% 90.5	11.5% 90.5

Senior secured notes	23,305	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid	14.0% - 42.5% 5.5x 89.0 – 101.0	20.4% 5.5x 97.0

Unsecured notes	4,874	Market Comparables	Market Yield (%)	13.6% - 23.8%	17.4%

Structured finance securities	25,517	Discounted Cash Flow	Discount Rate (%)	13.0%	13.0%

Equity interests	8,021	Market Comparables	EBITDA Multiples (x)	3.0x – 8.9x	6.6x

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

The composition of our investments as of May 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$95,445	60.4%	$95,625	58.0%
Second lien term loans	6,849	4.3	6,766	4.1
Senior secured notes	25,734	16.2	24,730	15.0
Unsecured notes	6,804	4.3	4,958	3.0
Structured finance securities	17,657	11.1	23,585	14.3
Equity interest	5,879	3.7	9,175	5.6
Total	$158,368	100.0%	$164,839	100.0%

The composition of our investments as of February 28, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$83,886	56.2%	$83,792	54.0%
Second lien term loans	9,473	6.3	9,571	6.2
Senior secured notes	24,619	16.5	23,305	15.0
Unsecured notes	6,758	4.5	4,874	3.1
Structured finance securities	18,945	12.7	25,517	16.5
Equity interest	5,729	3.8	8,021	5.2
Total	$149,410	100.0%	$155,080	100.0%

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

For equity securities of portfolio companies, we determine the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall valuation methodology. Under the enterprise value waterfall valuation methodology, we determine the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. We also take into account historical and anticipated financial results.

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The reinvestment period for the Saratoga CLO ended on January 20, 2013, and, as a result, reinvestment assumptions are no longer applicable. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2013. The significant inputs for the valuation model include:

•                  Default rates: 3.0%

•                  Recovery rates: 35-70%

•                  Prepayment rate: 20.0%

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO, a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%. For the three months ended May 31, 2013 and May 31, 2012, we accrued $0.5 million and $0.5 million in management fee income, respectively, and $1.1 million and $1.0 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At May 31, 2013, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $23.6 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2013, Saratoga CLO had investments with a principal balance of $354.1 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $333.9 million with a weighted average spread over LIBOR of 1.5%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2013, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $31.0 million, which had a present value of approximately $24.1 million, using a 13.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2013 and February 28, 2013 and for the three months ended May 31, 2013 and May 31, 2012.

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

	As of
	May 31, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $336,651,902 and $366,099,395, respectively)	$332,515,945	$362,494,006
Fair Value Other/Structured finance securities (amortized cost of $13,828,141 and $13,743,946, respectively)	13,180,411	11,925,973
Total investments at fair value	345,696,356	374,419,979
Cash and cash equivalents	18,130,668	28,804,871
Receivable from open trades	1,005,000	5,131,538
Interest receivable	1,662,498	1,584,985
Other assets	10,911	—
Deferred bond issuance	1,911,204	2,092,787
Total assets	$368,416,637	$412,034,160

LIABILITIES

Interest payable	$654,455	$666,121
Payable from open trades	4,029,906	16,346,250
Accrued senior collateral monitoring fee	43,164	43,171
Accrued subordinate collateral monitoring fee	172,657	172,682
Class A notes	263,989,376	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(401,769)	(417,011)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(425,011)	(441,136)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,093,300)	(1,134,778)
Subordinated notes	30,000,000	30,000,000
Total liabilities	$366,929,522	$411,195,343

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain (loss)	838,567	(5,963,092)
Net income	648,298	6,801,659
Total net assets	1,487,115	838,817

Total liabilities and net assets	$368,416,637	$412,034,160

GSC Investment Corp. CLO 2007

Statements of Operations

	For the three months ended May 31, 2013	For the three months ended May 31, 2012
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments	$4,406,280	$4,917,725
Interest from cash and cash equivalents	3,156	5,283
Other income	351,637	211,540
Total investment income	4,761,073	5,134,548

EXPENSES
Interest expense	3,945,479	3,692,954
Professional fees	116,352	196,374
Misc. Fee Expense	152,110	33,759
Senior collateral monitoring fee	99,618	99,968
Subordinate collateral monitoring fee	398,472	399,872
Trustee expenses	24,532	24,925
Amortization expense	254,427	254,427
Total expenses	4,990,990	4,702,279

NET INVESTMENT INCOME	(229,917)	432,269

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	238,542	1,089,054
Net unrealized appreciation/(depreciation) on investments	639,673	(790,439)
Net gain on investments	878,215	298,615

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$648,298	$730,884

GSC Investment Corp.

Schedule of Investments

May 31, 2013

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Preferred Warrants (2013)	Equity	0.00%		—	$—	$—
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	—	—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	—
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		224,656	224,656	—
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		282,326	282,326	—
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		28,784	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,975,075	1,961,725	1,998,776
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,123,941	4,240,264
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,850	3,482,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	$3,345,517	3,328,811	3,359,000
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	7.25%	1/30/2019	$1,072,313	1,067,170	1,087,732
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,975,000	1,938,688	2,002,156
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,955,000	1,948,963	1,966,398
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	$79,187	79,187	80,027
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	$43,961	43,961	44,427
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.69%	7/26/2016	$1,204,093	1,204,093	1,216,868
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.75%	7/26/2016	$2,545,700	2,545,700	2,572,710
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$937,500	929,723	944,138
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,644,943	5,590,966	5,689,933
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.20%	2/28/2017	$1,018,699	1,017,567	1,014,879
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.75%	5/26/2016	$3,188,889	3,197,550	2,870,000
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,821,020	3,821,020	3,867,598
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,912,500	4,895,710	4,912,500
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,565,683	1,529,660	1,582,639
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	3.97%	7/25/2017	$1,985,025	1,985,025	2,002,394
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	747,137	760,886
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.01%	3/16/2017	$1,994,666	2,016,204	2,019,599
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	$2,776,843	2,768,374	2,798,807
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	5.50%	3/18/2019	$2,976,290	2,918,802	2,994,892
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$995,000	986,036	1,005,885
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,226,448	2,231,882	2,240,363
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	$2,709,428	2,681,642	2,668,938
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	4.75%	8/1/2018	$3,535,784	3,527,160	3,568,490
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.03%	10/31/2016	$2,192,897	2,212,106	2,215,659
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,696,188	2,685,062	2,687,992
CHS/Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.77%	1/25/2017	$4,064,516	3,970,161	4,102,194
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	$1,010,281	1,004,136	1,012,807
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,263,803	401,202
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	$495,000	492,940	501,499
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,790,974	4,877,921
Crown Castle Operating Company	Telecommunications/Cellular	New Tranche B Term Loan	Loan	3.25%	1/31/2019	$1,975,000	1,955,652	1,985,626
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$793,671	733,922	732,662
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	723,181	622,614
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,939,547	3,939,547	3,978,942
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,860,829	3,814,536	3,831,873
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,427,044	4,462,007	4,454,713
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	$250,000	250,000	251,500
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,970,000	2,923,873	3,029,400
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	3.75%	2/14/2020	$3,989,183	3,979,502	4,012,440
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	568,215	578,468
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,914,293	3,732,461	3,522,863
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$496,256	491,778	499,670
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,582,223	2,504,741	2,490,399
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,317,461	1,265,975	1,270,612
First Data Corporation	Financial Intermediaries	2017 New Dollar Term Loan	Loan	4.20%	3/24/2017	$2,111,028	2,011,818	2,109,846
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,220,494	2,287,015
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,551,745	3,521,685	3,578,383
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$872,778	855,329	878,599
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,744,431	4,755,144	4,787,131
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	$1,929,825	1,925,017	1,933,839
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,932,505	4,028,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,454,622	3,446,551	3,488,097
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,321,248	3,243,236	3,321,248
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan Retired 06/17/2013	Loan	4.43%	12/1/2016	$3,900,667	3,909,610	3,914,085
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	$5,734,690	5,344,280	5,758,374
Health Management Associates, Inc.	Healthcare	Replacement Term B Loan	Loan	3.50%	11/16/2018	$2,916,967	2,893,840	2,942,957
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	$2,992,500	3,035,255	3,018,684
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.94%	7/31/2014	$3,030,606	2,983,167	697,039
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	5.25%	5/22/2018	$990,000	973,315	991,653
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	$2,406,250	2,400,510	2,408,656
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	$3,630,609	3,604,326	3,521,691
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	$3,920,000	3,885,902	3,947,283
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.34%	4/5/2018	$1,985,025	1,967,607	2,009,222
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	487,169
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$980,000	980,000	986,742
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,583,737	2,571,677	2,622,493
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan Retired 06/19/2013	Loan	7.50%	2/25/2017	$3,552,758	3,508,462	3,570,521
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$493,759	478,254	500,470
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	501,665
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	504,375
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$2,588,889	2,583,391	2,615,865
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,050,006	1,086,207
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$3,000,000	2,996,573	2,998,140
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,895,012	4,908,618	4,962,318
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	498,196
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,930,000	3,902,245	3,972,876
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$815,868	815,868	820,152
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$143,509	141,178	145,303
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	$2,000,000	1,985,922	2,014,160
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,647,343	4,632,833	4,644,461
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$987,500	972,963	992,438
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$995,000	986,297	1,011,169
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$285,865	197,840	221,545
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.96%	7/14/2016	$2,739,275	2,687,447	2,740,426
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$923,541	921,852	930,468
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,427	1,513,574
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,975,050	1,947,104	1,994,801
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan Retired 06/06/2013	Loan	8.00%	1/31/2017	$51,020	50,704	51,020
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan Retired 06/06/2013	Loan	8.00%	1/31/2017	$419,961	417,356	419,961
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	$5,000,000	4,987,589	5,012,500
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	9.00%	12/15/2016	$1,975,000	1,946,291	1,900,938
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	$674,242	664,595	683,304
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,942,681	1,970,826
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,655,129	3,726,014
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	2013 Term B Loan Refinancing	Loan	3.75%	4/1/2018	$1,671,824	1,671,824	1,691,886
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,990,000	1,990,000	2,016,208
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,975,006	1,943,911	1,984,881
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$989,229	977,089	976,042
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	$1,860,226	1,844,758	1,857,901
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	$1,384,706	1,378,929	1,384,706
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,424,155	4,389,530	4,359,427
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,348,742	5,325,140	5,398,913
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.45%	6/30/2015	$1,972,262	1,961,467	1,977,193
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,542	462,094
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$1,043,627	1,043,627	1,057,497
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,960,000	1,953,542	1,961,235
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,844,222	2,853,583	2,849,996
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	$3,910,000	3,887,326	3,885,563
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$813,220	800,006	823,385
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$966,821	953,150	976,248
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,170,211	3,268,571
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	$3,397,531	3,367,919	3,401,777
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$775,270	768,596	779,146
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$80,200	79,510	80,601
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,823	1,377,565
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$304,311	301,632	306,085
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	$4,253,748	4,112,271	4,314,024
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$282,576	274,381	238,305
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$496,250	492,055	499,763
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,485,028	1,475,705	1,500,814
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,421,250	4,405,127	4,443,356
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$3,950,000	3,933,032	3,930,250
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.72%	10/10/2014	$5,580,862	5,535,879	4,342,636
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,410,176	2,415,604	2,440,303
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,933,609	4,943,047	4,992,812
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,985,000	1,976,815	1,994,091
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$496,250	487,307	497,491
Tube City IMS Corporation	Steel	Term Loan	Loan	4.75%	3/20/2019	$990,019	981,763	1,001,156

U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	$161,370	160,249	162,279
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$824,448	122,960	829,090
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$123,434	818,723	124,129
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,965,000	1,958,405	1,973,607
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,862,098	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,475,063	2,444,010	2,504,763
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,914,929	3,914,065	3,903,654
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.50%	3/1/2020	$3,000,000	2,981,932	3,013,110
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	971,878	1,009,380
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,977,538	2,965,699	3,001,209
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	$1,915,200	1,905,975	1,936,746
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,977,171	2,977,171	3,005,454
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,658,446	3,658,446	3,576,131
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,995,000	2,023,161	2,006,232
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$683,889	677,100	688,635
West Corporation	Telecommunications	Term B-8 Loan	Loan	3.75%	6/30/2018	$2,965,086	3,014,296	2,998,444
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$852,679	844,822	860,779
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,237,645	2,268,966
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,266,590	1,275,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.78%	4/19/2021	$4,000,000	3,405,566	3,400,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.78%	1/25/2019	$5,000,000	4,367,528	4,250,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.88%	4/17/2021	$5,000,000	4,083,547	4,250,000
							$350,480,043	$345,696,356

GSC Investment Corp.

Schedule of Investments

February 28, 2013

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,980,037	1,966,002	2,000,927
ACCO Brands Corporation	Conglomerate	Term B Loan	Loan	4.25%	5/1/2019	$351,944	348,847	354,584
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,120,774	4,216,082
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,662	3,552,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,333,081	3,369,204
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	0.00%	1/30/2019	$1,075,000	1,069,625	1,087,008
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,980,000	1,941,348	1,999,444
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,960,000	1,953,535	1,963,920
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.45%	7/26/2016	$79,187	79,187	79,600
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.45%	7/26/2016	$43,961	43,961	44,190
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.45%	7/26/2016	$1,204,093	1,204,093	1,210,366
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.52%	7/26/2016	$2,545,700	2,545,700	2,558,963
Armstrong World Industries, Inc	Building and Development	Term Loan B-1	Loan	4.00%	3/10/2018	$2,122,931	2,109,740	2,124,268
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$968,750	960,226	973,594
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,659,091	5,602,698	5,674,144
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.96%	8/30/2016	$1,018,699	1,017,479	1,013,606
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,281	3,077,278
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,830,768	3,830,768	3,853,522
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,925,000	4,907,124	4,925,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,570,579	1,532,447	1,585,170
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	4.00%	7/25/2017	$1,990,013	1,990,013	2,003,445
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	5.00%	1/30/2019	$1,000,000	990,101	1,007,500
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	0.00%	3/16/2017	$2,000,000	2,022,500	2,013,340
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	5.50%	2/23/2017	$2,776,843	2,767,803	2,802,306
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,976,290	2,931,556	2,983,730
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$997,500	988,136	1,005,400
Capital Automotive L.P.	Conglomerate	Tranche B Term Loan	Loan	5.25%	3/11/2017	$2,811,086	2,817,777	2,823,961
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,699,305	2,669,394	2,658,816
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,605,198	3,595,976	3,641,214
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.06%	10/31/2016	$2,198,534	2,219,212	2,208,911
Cenveo Corporation	Publishing	Term B Facility	Loan	7.00%	12/21/2016	$2,437,399	2,421,925	2,444,516
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.46%	9/6/2016	$2,047,547	2,044,048	2,057,785
Charter Communications Operating, LLC	Cable and Satellite Television	Term D Loan	Loan	4.00%	5/15/2019	$1,985,000	1,976,313	2,000,503
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.79%	1/25/2017	$4,064,516	3,963,653	4,090,935
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.75%	2/28/2018	$1,066,260	1,059,429	1,068,925
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,400,891	2,578,210
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	4.00%	3/28/2019	$496,250	494,095	501,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,789,964	4,829,862
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,980,000	1,963,120	1,989,484
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$795,675	732,459	729,372
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	720,189	604,343
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,949,622	3,949,622	3,977,822
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,970,010	3,919,904	3,910,460
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,438,139	4,473,061	4,443,687
Delphi Corporation	Electronics/Electric	Tranche A Term Loan Retired 03/01/2013	Loan	4.25%	3/31/2016	$1,683,357	1,685,403	1,682,650
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	0.00%	1/31/2020	$250,000	250,000	250,783
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,977,500	2,928,511	3,037,050
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	0.00%	2/14/2020	$4,000,000	3,990,000	3,990,000
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	567,732	577,606
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,925,006	3,727,372	3,263,878
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,611	117,647
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,786,475	1,768,892	1,786,475
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$497,503	492,828	501,702
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,589,036	2,498,894	2,467,351
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,320,937	1,264,234	1,258,853
First Data Corporation	Financial Intermediaries	2017 Dollar Term Loan	Loan	5.20%	3/24/2017	$2,111,028	2,027,434	2,111,914
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,216,829	2,261,591
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan Retired 03/01/2013	Loan	4.45%	12/1/2016	$2,534,348	2,450,139	2,535,945
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,683,533	3,715,723
Generac Power Systems, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	5/30/2018	$906,111	890,154	923,590
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,746,591	4,757,841	4,774,548
Global Tel*Link Corporation	Business Equipment and Services	Replacement Term Loan	Loan	6.00%	12/14/2017	$1,964,912	1,960,077	1,967,368
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,929,629	4,015,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,465,982	3,457,357	3,481,371
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,336,378	3,252,391	3,311,355
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.00%	12/1/2016	$3,910,667	3,920,277	3,925,332
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.45%	5/1/2018	$5,734,690	5,440,293	5,764,912
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$2,970,000	2,945,366	2,993,344
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	0.00%	3/11/2018	$3,000,000	3,045,000	3,045,000
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.95%	7/31/2014	$3,030,606	2,983,167	530,356
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$992,500	974,925	997,463
Hologic, Inc.	Healthcare	Tranche A Term Loan	Loan	3.20%	8/1/2017	$2,437,500	2,432,069	2,439,328
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.54%	8/22/2014	$3,679,939	3,647,610	3,385,544
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.75%	4/19/2017	$3,920,000	3,883,690	3,920,000
Infor (US), Inc. ((fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,990,013	1,971,642	2,011,166
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	484,093
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$982,500	982,500	982,726
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,590,213	2,577,375	2,598,838
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/24/2017	$3,625,323	3,577,074	3,634,387
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$495,000	478,661	501,034
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	504,065
MetroPCS Wireless, Inc.	Telecommunications	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,489,192	2,491,685	2,495,938
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	501,110
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/20/2020	$2,688,796	2,682,872	2,697,212
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,050,910	1,089,607
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$3,000,000	2,996,317	2,992,500
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$987,500	968,539	988,734
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,920,009	3,946,297	3,924,909
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	495,128
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,940,000	3,910,795	3,958,557
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.00%	4/7/2017	$820,339	820,339	824,695
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$148,875	146,330	149,992
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,413,048	2,399,166	2,434,114
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,909,816	4,893,453	4,916,739
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$990,000	974,594	988,763
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$997,500	988,412	1,007,475
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$357,331	239,023	276,932
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.72%	7/14/2016	$2,775,888	2,719,125	2,776,748
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$985,013	983,123	988,431
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,329	1,501,784
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,980,000	1,950,704	1,989,583
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,682	50,765
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,178	417,861
Pinnacle Foods Finance LLC	Food Products	Extended Initial Term Loan	Loan	3.70%	10/2/2016	$5,726,579	5,491,534	5,761,168
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	7.50%	12/15/2016	$1,980,000	1,949,170	1,841,400
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.76%	1/31/2019	$679,545	669,390	683,507
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,853	1,961,045
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,653,803	3,716,810

Ranpak Corp.	Food/Drug Retailers	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,396,012	2,387,700	2,384,032
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,995,000	1,995,000	2,005,454
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,995,000	1,995,000	2,017,244
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,980,000	1,947,152	1,986,197
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$992,500	979,782	937,297
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$1,860,226	1,843,739	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,384,706	1,378,679	1,389,899
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,498,210	4,459,450	4,432,399
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,398,833	5,373,794	5,449,474
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,977,810	1,965,672	1,985,226
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,444	460,692
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Telecommunications	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,985,000	1,967,961	1,975,075
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$2,969,849	2,969,849	2,986,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,965,000	1,958,111	1,961,070
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,851,387	2,861,398	2,857,089
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,920,000	3,895,621	3,906,946
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$843,625	829,202	849,952
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$969,244	954,866	976,310
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,165,384	3,154,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,441,181	3,411,986	3,458,386
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$811,071	803,796	817,138
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$83,904	83,151	84,531
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,359	1,370,729
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	3.85%	2/28/2016	$4,253,748	4,184,167	4,260,086
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$497,687	493,012	500,544
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$289,811	281,918	214,875
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$497,500	493,115	500,609
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,488,750	1,478,991	1,498,859
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,432,500	4,415,534	4,432,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$4,000,000	3,981,089	3,980,000
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.73%	10/10/2014	$5,580,862	5,527,535	4,012,249
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,431,854	2,437,744	2,450,093
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,945,974	4,955,789	4,955,587
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	5.50%	5/3/2018	$1,990,000	1,981,374	2,008,666
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$497,500	488,158	501,853
Tube City IMS Corporation	Steel	Term Loan	Loan	5.75%	3/20/2019	$992,500	983,864	1,001,184
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$161,778	160,586	162,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$123,747	123,243	124,444
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$826,540	820,452	831,193
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,970,000	1,962,974	1,974,925
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,858,339	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,481,281	2,448,808	2,486,715
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,924,924	3,924,007	3,902,670
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.75%	3/1/2020	$3,000,000	2,981,257	3,000,870
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,954	1,010,000
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,985,000	2,972,608	3,006,462
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,063,393	1,058,765	1,065,520
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,920,000	1,913,087	1,921,920
Vertafore, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,984,781	2,984,781	3,018,360
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,696,942	3,696,942	3,518,269
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$2,000,000	2,029,513	2,007,500
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.56%	6/30/2016	$2,700,529	2,667,383	2,701,879
Wendy’s International, Inc	Food Services	Term Loan	Loan	4.75%	5/15/2019	$997,500	988,532	1,006,098
West Corporation	Telecommunications	Term B-8 Loan	Loan	4.25%	6/30/2018	$2,971,535	3,023,298	2,978,964
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$854,821	846,633	861,233
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,236,833	2,268,876
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,258,888	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.80%	4/19/2021	$4,000,000	3,386,571	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.80%	1/25/2019	$5,000,000	4,339,337	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.90%	4/17/2021	$5,000,000	4,054,241	3,500,000
							$379,843,341	$374,419,979

Note 5. Agreements

On July 30, 2010, the Company entered into an investment advisory and management agreement (the “Management Agreement”) with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. On July 15, 2013, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2013 and 2012 we incurred $0.7 million and $0.5 million in base management fees, respectively. For the three months ended May 31, 2013 and 2012, we accrued $0.6 million, and $0.0 million in incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2013 and 2012, we accrued $0.2 million and $0.4 million in incentive management fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2013, $1.4 million of base management fees and $4.7 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2013, $0.6 million of base management fees and $3.9 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two year term of the administration agreement. On July 15, 2013, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by the Company thereunder to $1.0 million for the additional one-year term.

For the three months ended May 31, 2013 and 2012, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of May 31, 2013, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the marketwide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral was used to repay outstanding borrowings. A significant percentage of our total assets had been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds were borrowed from or through certain lenders and interest was payable monthly at the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market was unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the “Replacement Facility”) with Madison Capital Funding LLC, in each case, described in “Note 13. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Replacement Facility to secure our obligations thereunder.

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•                  expand the borrowing capacity under the credit facility from $40.0 million to $45.0 million;

•                  extend the period during which we may make and repay borrowings under the credit facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may be terminated at an earlier time upon the occurrence of an event of default by action of the lenders or automatically. All borrowings and other amounts payable under the credit facility are due and payable five years after the end of the Revolving Period; and

•                  remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

As of May 31, 2013, there were no outstanding borrowings under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. The carrying amount of the amount outstanding of the Replacement Facility approximates its fair value. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2013 and 2012, we recorded $0.1 million and $0.5 million of interest expense, respectively. For the three months ended May 31, 2013 and 2012, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Replacement Facility, respectively. The interest rates during the three months ended May 31, 2013 and 2012 on the outstanding borrowings under the Replacement Facility were 7.50% and 7.50% respectively.

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

Our borrowing base under the Replacement Facility was $32.2 million at May 31, 2013. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2013 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2013. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2013, we have funded SBIC LP with $25.0 million of equity capital, and have $40.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debt holders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

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

As of May 31, 2013, there was $40.0 million outstanding of SBA debentures. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.3 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended May 31, 2013, we recorded $0.3 million of interest expense related to the SBA debentures. For the three months ended May 31, 2013, we recorded $0.1 million of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the three months ended May 31, 2013 on the outstanding borrowings of the SBA debentures was 2.64%. There were no outstanding SBA debentures at May 31, 2012.

Notes

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “Notes”).  The Notes will mature on May 31, 2020, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2016.  Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes.

As of May 31, 2013, the carrying amount and fair value of the Notes was $48.3 million and $48.6 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date.  As of May 31, 2013, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes.  For the three months ended May 31, 2013, we recorded $0.2 million of interest expense and $0.02 million of amortization of deferred financing costs related to the Notes.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2013 and 2012, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. As of May 31, 2013 and February 28, 2013, $0.05 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2013, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended May 31, 2013 and 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	May 31, 2013	May 31, 2012
Net increase in net assets from operations	$3,800	$3,191
Weighted average common shares outstanding	4,730,116	3,876,661
Earnings per common share-basic and diluted	$0.80	$0.82

Note 10. Dividend

The Company did not declare any dividend payments during the quarters ended May 31, 2013 and May 31, 2012.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2013 and 2012:

	May 31, 2013	May 31, 2012
Per share data:
Net asset value at beginning of period	$22.98	$25.12
Net investment income(1)	0.52	0.33
Net realized and unrealized gains and (losses) on investments and derivatives	0.28	0.49
Net increase in net assets from operations	0.80	0.82
Net asset value at end of period	$23.78	$25.94
Net assets at end of period	$112,486,612	$100,570,917
Shares outstanding at end of period	4,730,116	3,876,661
Per share market value at end of period	$18.01	$17.33
Total return based on market value(2)	5.82%	9.13%
Total return based on net asset value(3)	3.50%	3.28%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(5)	9.13%	5.28%
Ratio of operating expenses to average net assets(5)	5.91%	5.36%
Ratio of incentive management fees to average net assets(5)	3.03%	1.79%
Ratio of debt related expenses to average net assets(5)	4.17%	2.60%
Ratio of total expenses to average net assets(5)	13.11%	9.74%
Portfolio turnover rate(4)	15.58%	0.21%

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

(4)                                 Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended May 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

•                  our regulatory structure and tax treatment, including our ability to operate as a business development company, a small business investment company and a regulated investment company;

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

In addition, all our investments are subject to the following valuation process:

•                  The audit committee of our board of directors reviews each preliminary valuation and Saratoga Investment Advisors and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•                  Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, the independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by SIA and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At May 31, 2013	At February 28, 2013
	($ in millions)
Number of investments(2)	48	44
Number of portfolio companies(2)	28	28
Average investment size(2)	$2.9	$2.9
Weighted average maturity(2)	3.7yrs	3.7yrs
Number of industries(2)	16	15
Average investment per portfolio company(2)	$5.0	$4.6
Non-performing or delinquent investments(2)	$8.0	$6.7
Fixed rate debt (% of interest bearing portfolio)(1)	$63.7(48.2)%	$53.4(43.9)%
Weighted average current coupon(1)	12.9%	12.6%
Floating rate debt (% of interest bearing portfolio)(1)	$68.4(51.8)%	$68.2(56.1)%
Weighted average current spread over LIBOR(1)	7.9%	7.5%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO.

During the three months ended May 31, 2013, we made $32.9 million investments in new or existing portfolio companies and had $24.9 million in aggregate amount of exits and repayments resulting in net investments of $8.0 million for the period.

During the three months ended May 31, 2012, we made $13.3 million investments in new or existing portfolio companies and had $4.5 million in aggregate amount of exits and repayments resulting in net investments of $8.8 million for the period.

Our portfolio composition based on fair value at May 31, 2013 and February 28, 2013 was as follows:

Portfolio composition

	At May 31, 2013		At February 28, 2013
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	58.0%	10.6%	54.0%	10.0%
Second lien term loans	4.1	11.1	6.2	11.1
Senior secured notes	15.0	14.7	15.0	14.8
Senior unsecured loans	—	—	—	—
Unsecured notes	3.0	16.2	3.1	16.4
Saratoga CLO subordinated notes	14.3	29.3	16.5	27.1
Equity interests	5.6	N/A	5.2	N/A
Total	100.0%	14.3%	100.0%	14.0%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2013 and February 28, 2013, was composed of $354.1 million and $383.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013). We do not consolidate the Saratoga CLO portfolio in our financial statements. However, at May 31, 2013, $342.1 million or 99.0% of the Saratoga CLO portfolio investments had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.6 million. At February 28, 2013, $368.9 million or 98.5% of the Saratoga CLO portfolio investments had a CMR color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.0 million.

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

The CMR distribution of our investments at May 31, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At May 31, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$104,677	63.5%	$100,170	64.6%
Yellow	20,767	12.6	8,143	5.3
Red	6,635	4.0	13,229	8.5
N/A(1)	32,760	19.9	33,538	21.6
Total	$164,839	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At May 31, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$299,727	86.7%	$318,181	85.0%
Yellow	42,372	12.3	50,677	13.5
Red	3,597	1.0	5,562	1.5
Total	$345,696	100.0%	$374,420	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at May 31, 2013 and February 28, 2013.

	At May 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Business Services	$36,612	22.2%	$22,155	14.3%
Structured Finance Securities(1)	23,585	14.3	25,517	16.5
Food and Beverage	18,484	11.2	18,199	11.7
Automotive	14,877	9.0	14,805	9.5
Healthcare Services	12,388	7.5	12,400	8.0
Consumer Services	9,566	5.8	10,654	6.9
Consumer Products	8,486	5.2	13,727	8.9
Metals	7,426	4.5	6,724	4.3
Electronics	6,766	4.1	6,721	4.3
Software	6,300	3.8	—	—
Logistics	6,074	3.7	11,181	7.2
Publishing	5,752	3.5	5,631	3.6
Environmental	4,032	2.5	2,992	1.9
Aerospace	3,383	2.0	3,500	2.3
Education	469	0.3	292	0.2
Homebuilding	344	0.2	315	0.2
Building Products	295	0.2	267	0.2
Total	$164,839	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at May 31, 2013 and February 28, 2013.

	At May 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)

Healthcare	$40,171	11.6%	$40,502	10.8%
Chemicals/Plastics	28,741	8.3	28,817	7.7
Conglomerate	28,538	8.2	29,888	8.0
Business Equipment and Services	27,197	7.9	28,300	7.6
Industrial Equipment	21,438	6.2	21,864	5.8
Financial Intermediaries	21,404	6.2	20,199	5.4
Aerospace and Defense	20,834	6.0	20,914	5.6
Retailers (Except Food and Drugs)	18,937	5.5	19,050	5.1
Drugs	18,106	5.2	18,226	4.9
Food Products	17,622	5.1	21,016	5.6
Electronics/Electric	16,048	4.6	26,321	7.0
Automotive	10,647	3.1	10,625	2.8
Utilities	10,277	3.0	9,932	2.6
Leisure Goods/Activities/Movies	8,946	2.6	8,879	2.4
Lodging and Casinos	7,241	2.1	7,400	2.0
Insurance	6,634	1.9	6,648	1.8
Telecommunications	6,511	1.9	10,951	2.9
Nonferrous Metals/Minerals	5,252	1.5	5,187	1.4
Food Services	5,199	1.5	5,491	1.5
Brokers/Dealers/Investment Houses	3,321	1.0	3,311	0.9
Publishing	3,242	0.9	5,657	1.5
Telecommunications/Cellular	3,073	0.9	3,076	0.8
Beverage and Tobacco	3,029	0.9	3,037	0.8
Home Furnishings	2,995	0.9	2,984	0.8
Cable and Satellite Television	2,688	0.8	4,058	1.1
Containers/Glass Products	1,994	0.6	2,009	0.5
Food/Drug Retailers	1,987	0.6	4,329	1.1
Broadcast Radio and Television	1,009	0.3	1,010	0.3
Steel	1,001	0.3	1,001	0.3
Clothing/Textiles	861	0.2	861	0.2
Ecological Services and Equipment	753	0.2	753	0.2
Building and Development	—	—	2,124	0.6
Total	$345,696	100.0%	$374,420	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at May 31, 2013 and February 28, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$71,867	43.6%	$70,476	45.4%
West	32,514	19.7	26,573	17.1
Other(1)	23,585	14.3	25,517	16.5
Midwest	21,530	13.1	18,469	11.9
Northeast	15,343	9.3	14,045	9.1
Total	$164,839	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2013 and 2012 are as follows:

	For the three months ended
	May 31, 2013	May 31, 2012
	($ in thousands)
Total investment income	$6,018	$3,619
Total expenses, net	3,548	2,346
Net investment income	2,470	1,273
Net realized gains	529	179
Net unrealized gains	801	1,739
Net increase in net assets resulting from operations	$3,800	$3,191

Investment income

The composition of our investment income for the three months ended May 31, 2013 and 2012 was as follows:

	For the three months ended
	May 31, 2013	May 31, 2012
	($ in thousands)
Interest from investments	$5,172	$3,111
Management fee income from Saratoga CLO	498	500
Interest from cash and cash equivalents and other income	348	8
Total	$6,018	$3,619

For the three months ended May 31, 2013, total investment income increased $2.4 million, or 66.3% compared to the three months ended May 31, 2012. The increase in total investment income for the three months ended May 31, 2013 versus the three months ended May 31, 2012 was the result of a higher average portfolio for the three months ended May 31, 2013.

For the three months ended May 31, 2013 and 2012, total PIK income was $0.2 million and $0.3 million, respectively.

The reinvestment period for Saratoga CLO ended in January 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we will receive from Saratoga CLO will decline in future periods.

Operating expenses

The composition of our expenses for the three months ended May 31, 2013 and 2012 was as follows:

Operating Expenses

	For the three months ended
	May 31, 2013	May 31, 2012
	($ in thousands)
Interest and debt financing expenses	$1,128	$626
Base management fees	737	459
Professional fees	331	346
Incentive management fees	821	430
Administrator expenses	250	250
Insurance expenses	120	130
Directors fees	51	51
General and administrative and other expenses	110	54
Total expenses	$3,548	$2,346

For the three months ended May 31, 2013, total expenses increased $1.2 million, or 51.2%, compared to the three months ended May 31, 2012. The increase is primarily related an increase in interest and credit facility expense, base management fees and incentive management fees due to the growth in our portfolio and amount of our outstanding debt.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the three months ended May 31, 2013 and 2012, the weighted average interest rate on the outstanding borrowings under the Replacement Facility was 7.50% and 7.50%, respectively. The weighted average interest rate during the three months ended May 31, 2013 on the outstanding borrowings of the SBA debentures was 2.64%. The weighted average interest rate during the three months ended May 31, 2013 on the Notes was 7.50%.

Net realized gains/losses on sales of investments

For the three months ended May 31, 2013, the Company had $24.9 million of sales, repayments, exits or restructurings resulting in $0.5 million of net realized gains. There were no significant realized gains and losses during the three months ended May 31, 2013.

For the three months ended May 31, 2012, we had $4.5 million of sales, repayments, exits and restructurings, resulting in $0.2 million of net realized gains.  There were no significant realized gains and losses during the three months ended May 31, 2012.

Net unrealized appreciation/depreciation on investments

For the three months ended May 31, 2013, our investments had an increase in net unrealized appreciation of $0.8 million versus an increase in net unrealized appreciation of $1.7 million for the three months ended May 31, 2012. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2013, were the following:

Three months ended May 31, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
			($ in thousands)
Saratoga CLO	Other/ Structured Finance Securities	$17,657	$23,585	$5,928	$(645)
USS Parent Holding Corp.	Voting Common Stock	3,026	3,862	836	996

The $0.6 million decrease in net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to lower net present value of projected future cash flows partially offset by a reduction in the investment basis of the subordinated notes.

The $1.0 million net unrealized appreciation in our investment in the common stock of USS Parent Holding Corp. was due to improved operating performance and improved trading multiples of comparable public companies.

The most significant cumulative changes in unrealized appreciation for the three months ended May 31, 2012 were the following:

Three months ended May 31, 2012

					YTD Change in Unrealized
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	Appreciation/ (Depreciation)
			($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$3,681	$3,114	$1,005
Worldwide Express Operations LLC	First Lien Term Loan	6,365	6,417	52	361
Saratoga CLO	Other/Structured Finance Securities	22,685	25,234	2,549	244

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

Changes in net assets resulting from operations

For the three months ended May 31, 2013, we recorded a net increase in net assets resulting from operations of $3.8 million versus a net increase in net assets resulting from operations of $3.2 million for the three months ended May 31, 2012. Based on 4,730,116 and 3,876,661 weighted average common shares outstanding for the three months ended May 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.80 for the three months ended May 31, 2013 versus a per share net increase in net assets resulting from operations of $0.82 for the three months ended May 31, 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 28, 2012 that authorizes us to sell shares of our common stock at an offering price per share to investors that is not less than 85% of our then current net asset value per share in one or more offerings for a period ending on the earlier of September 28, 2013 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 28, 2013 or our next annual meeting of stockholders.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 332.9% as of May 31, 2013 and 547.3% as of February 28, 2013. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Collateral.  The Replacement Facility is secured by substantially all of the assets of the Company (other than assets held by our SBIC subsidiary) and includes the subordinated notes (“CLO Notes”) issued by Saratoga CLO and the Company’s rights under the CLO Management Agreement (as defined below).

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

As of May 31, 2013, we had no outstanding balance under the Replacement Facility and our borrowing base under the Replacement Facility was $32.2 million.

Our asset coverage ratio, as defined in the 1940 Act, was 332.9% as of May 31, 2013 and 547.3% as of February 28, 2013.

In addition, we, through a wholly-owned subsidiary, sought and obtained a license from the SBA to operate an SBIC.  In this regard, on March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2013, our SBIC subsidiary had $25 million in regulatory capital and $40.0 million SBA-guaranteed debentures outstanding.

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.5% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2016.  In connection with the issuance of the notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

•                  we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings.

•                  we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

The notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2013:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$88,300	$—	$—	$—	$88,300

Off-balance sheet arrangements

At May 31, 2013 and February 28, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2013.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended February 28, 2013.

Our independent auditors have not assessed our internal control over financial reporting. If our internal control over financial reporting is not effective, it could have a material adverse effect on our stock price and our ability to raise capital.

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon.  Although our management determined that our internal control over financial reporting was effective at Febrauary 28, 2013 (the last dated that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion.  Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year.  If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business.  In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

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

SARATOGA INVESTMENT CORP.

Date: July 15, 2013	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary