Form 10-Q
period 2013-08-31
SARATOGA INVESTMENT CORP.
filed 2013-10-15
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 15, 2013 was 4,730,116.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $167,382,770 and $130,465,086, respectively)	$168,058,055	$129,563,428
Control investments (cost of $16,804,518 and $18,944,966 respectively)	19,741,624	25,516,959
Total investments at fair value (amortized cost of $184,187,288 and $149,410,052 respectively)	187,799,679	155,080,387
Cash and cash equivalents	11,558,783	149,025
Cash and cash equivalents, reserve accounts	16,592,698	12,086,142
Interest receivable, (net of reserve of $240,693 and $53,543, respectively)	2,060,413	2,889,358
Due from manager	4,929	—
Deferred debt financing costs, net	4,250,199	2,090,184
Management fee receivable	198,522	215,853
Other assets	91,345	83,407
Receivable from unsettled trades	1,500,585	1,817,074
Total assets	$224,057,153	$174,411,430

LIABILITIES
Revolving credit facility	$—	$24,300,000
SBA debentures payable	40,000,000	36,000,000
Notes payable	48,300,000	—
Payable for unsettled trades	16,270,000	—
Management and incentive fees payable	5,486,746	4,509,322
Accounts payable and accrued expenses	501,640	435,038
Interest and debt fees payable	745,051	257,796
Due to manager	308,401	222,513
Total liabilities	$111,611,838	$65,724,669

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 4,730,116 and 4,730,116 common shares issued and outstanding, respectively	$4,730	$4,730
Capital in excess of par value	174,824,076	174,824,076
Distribution in excess of net investment income	(19,781,396)	(24,522,951)
Accumulated net realized loss from investments and derivatives	(46,214,485)	(47,289,427)
Net unrealized appreciation on investments and derivatives	3,612,390	5,670,333
Total Net Assets	112,445,315	108,686,761

Total liabilities and Net Assets	$224,057,153	$174,411,430

NET ASSET VALUE PER SHARE	$23.77	$22.98

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the three months ended August 31		For the six months ended August 31
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$3,385,362	$2,206,947	$7,254,826	$3,945,469
Payment-in-kind interest income from Non-control/Non-affiliate investments	296,802	212,811	472,923	539,274
Control investments	1,109,535	1,094,681	2,235,539	2,140,466
Total interest income	4,791,699	3,514,439	9,963,288	6,625,209
Interest from cash and cash equivalents	3,959	1,791	5,865	4,637
Management fee income	480,750	500,225	978,841	1,000,065
Other income	111,300	146,834	457,476	152,560
Total investment income	5,387,708	4,163,289	11,405,470	7,782,471

EXPENSES
Interest and debt financing expenses	1,603,581	653,025	2,731,436	1,278,728
Base management fees	811,106	504,802	1,547,822	963,610
Professional fees	235,191	293,483	566,255	639,322
Administrator expenses	250,000	250,000	500,000	500,000
Incentive management fees	(39,770)	869,403	781,352	1,299,674
Insurance	119,234	130,308	239,229	260,615
Directors fees and expenses	45,000	51,000	96,000	102,000
General & administrative	91,425	97,022	189,786	148,363
Other expense	75	—	12,035	3,123
Total expenses	3,115,842	2,849,043	6,663,915	5,195,435

NET INVESTMENT INCOME	2,271,866	1,314,246	4,741,555	2,587,036

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	545,642	268,718	1,074,942	447,348
Net realized loss from derivatives	—	—	—	(131,000)
Net unrealized appreciation (depreciation) on investments	(2,858,805)	3,288,078	(2,057,943)	5,027,500
Net unrealized appreciation on derivatives	—	—	—	130,925
Net gain (loss) on investments	(2,313,163)	3,556,796	(983,001)	5,474,773

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(41,297)	$4,871,042	$3,758,554	$8,061,809

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$1.26	$0.79	$2.08

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	4,730,116	3,876,661	4,730,116	3,876,661

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2013

(unaudited)

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 149.4% (b)

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 11.70% Cash, 9/13/2014	$2,401,310	$2,401,310	$2,401,310	2.1%

Coast Plating, Inc. (d)	Aerospace	First Lien Term Loan 12.45% Cash, 9/13/2014	$894,606	894,606	894,606	0.8%

		Total Aerospace		3,295,916	3,295,916	2.9%

National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	589	500,000	826,041	0.7%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% (13.50% Cash/2.00% PIK), 8/10/2017	$5,471,119	5,471,119	5,471,119	4.9%

Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	6,415	712,800	923,076	0.8%

		Total Automotive		6,683,919	7,220,236	6.4%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	136,890	0.1%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	86,400	0.1%

Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$274,603	274,603	246,264	0.2%

		Total Building Products		634,927	469,554	0.4%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,940,000	5,988,000	5.3%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,871,015	7,070,000	6.3%

Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash 3.00% PIK), 3/29/2018	$7,394,783	7,261,256	7,394,783	6.6%

Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 14.00% (13.00% Cash/1.00% PIK), 12/28/2017	$5,739,067	5,640,488	5,739,067	5.1%
	`	`
Emily Street Enterprises, L.L.C. (d), (g)	Business Services	Warrant Membership Interests	49,318	400,000	458,657	0.4%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$4,000,000	3,960,973	3,970,000	3.5%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,970,625	2,000,000	1.8%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,094,743	6,200,000	5.5%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$5,000,000	4,950,176	4,950,000	4.4%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,450,000	2,450,000	2.2%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash, 2.00% PIK), 3/6/2018	$9,619,580	9,447,755	9,619,580	8.6%
.
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	79	—	—	0.0%

		Total Business Services		54,987,031	55,840,087	49.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,815,100	3,772,976	3,834,175	3.5%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$1,914,341	1,914,341	1,386,303	1.2%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$358,682	353,039	346,129	0.3%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	2,390,418	2.1%

		Total Consumer Products		6,607,121	7,957,025	7.1%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,702,391	1,621,776	1,698,816	1.5%

Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 12.00% Cash, 12/28/2017	$4,705,000	4,613,457	4,705,000	4.2%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 11.00% Cash, 12/31/2016	$4,838,710	4,791,498	4,838,710	4.3%

PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,926,560	5,000,000	4.4%

		Total Consumer Services		15,953,291	16,242,526	14.4%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 6/28/2013	$2,740,780	1,416,994	390,960	0.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,242	—	0.0%

		Total Education		1,447,236	390,960	0.3%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,865,996	6,865,996	6,831,666	6.1%

		Total Electronics		6,865,996	6,831,666	6.1%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	176,914	0.2%

USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	4,022,999	3.5%

		Total Environmental		3,158,800	4,199,913	3.7%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,500,000	2,475,000	2,497,000	0.2%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,907,889	4,060,000	3.5%
						0.2%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.81% Cash, 6/19/2018	$5,127,738	5,105,368	5,090,306
						3.5%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,523,533	2,490,413	2,523,533	0.2%

TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,883,190	2,866,436	2,877,712	3.5%

		Total Food and Beverage		16,845,106	17,048,551	15.2%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term Loan 9.03% Cash, 12/27/2017	$6,500,000	6,384,688	6,500,000	5.9%

Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,500,000	4,410,124	4,430,250	3.9%

Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,500,000	2,475,041	2,493,750	2.2%

Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,500,000	4,410,000	4,432,500	3.9%

		Total Healthcare Services		17,679,853	17,856,500	15.9%

McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	549,733	376,090	0.3%

		Total Homebuilding		549,733	376,090	0.3%

Keystone Automotive Operations, Inc. (d)	Logistics	First Lien Term Loan 7.00% Cash, 8/15/2019	$5,000,000	4,925,343	5,000,000	4.4%

		Total Logistics		4,925,343	5,000,000	4.4%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 8.75% Cash, 7/16/2019	$6,000,000	5,940,828	5,970,000	5.3%

		Total Logistics		5,940,828	5,970,000	5.3%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	7,147,051	6.4%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	5,000	20	—	0.0%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	7,147,051	6.4%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,553,340	2,127,768	1,177,040	1.0%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	211,429	—	—	0.0%

Penton Media, Inc. (d)	Publishing	First Lien Term Loan 6.00% Cash, 8/1/2014	$4,861,303	4,635,522	4,771,854	4.3%

		Total Publishing		6,763,290	5,948,894	5.3%

Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,150,000	6,034,746	6,075,585	5.4%

Community Investors, Inc. (d)	Software	Revolver	$166,667	—	—	0.0%

Community Investors, Inc. (d), (g)	Software	Common Stock	1,282	1,282	1,603	0.0%

Community Investors, Inc. (d), (g)	Software	Preferred Stock	148,718	148,718	185,898	0.2%

		Total Software		6,184,746	6,263,086	5.6%

Sub Total Non-control/Non-affiliated investments				167,382,770	168,058,055	149.4%

Control investments - 17.6% (b)

GSC Investment Corp. CLO 2007 LTD. (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 17.90%, 1/21/2020	$30,000,000	16,804,518	19,741,624	17.6%

Sub Total Control investments				16,804,518	19,741,624	17.6%

TOTAL INVESTMENTS - 167.0% (b)				$184,187,288	$187,799,679	167.0%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except GSC Investment Corp. CLO 2007 Ltd.

(b)  Percentages are based on net assets of $112,445,315 as of August 31, 2013.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) 17.90% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(f)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$2,235,539	$978,841	$—	$2,937,106

(g) Non-income producing at August 31, 2013.

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,205,509	$2,000,072	$—	$6,571,992
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 28, 2013.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the six months ended August 31, 2013	For the six months ended August 31, 2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$4,741,555	$2,587,036
Net realized gain from investments	1,074,942	447,348
Net realized loss from derivatives	—	(131,000)
Net unrealized appreciation (depreciation) on investments	(2,057,943)	5,027,500
Net unrealized appreciation on derivatives	—	130,925
Net increase in net assets from operations	3,758,554	8,061,809

Total increase in net assets	3,758,554	8,061,809
Net assets at beginning of period	108,686,761	97,380,150
Net assets at end of period	$112,445,315	$105,441,959

Net asset value per common share	$23.77	$27.20
Common shares outstanding at end of period	4,730,116	3,876,661

Distribution in excess of net investment income	$(19,781,396)	$(11,333,032)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the six months ended August 31, 2013	For the six months ended August 31, 2012
	(unaudited)	(unaudited)
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$3,758,554	$8,061,809
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(472,923)	(539,274)
Net accretion of discount on investments	(224,598)	(481,812)
Amortization of deferred debt financing costs	419,294	212,481
Net realized gain from investments	(1,074,942)	(447,348)
Net realized loss from derivatives	—	131,000
Net unrealized (appreciation) depreciation on investments	2,057,943	(5,027,500)
Net unrealized appreciation on derivatives	—	(130,925)
Proceeds from sale and redemption of investments	54,849,577	14,466,944
Purchase of investments	(87,854,349)	(28,269,050)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(4,506,556)	19,796,323
Interest receivable	828,945	(363,407)
Due from manager	(4,929)	—
Management fee receivable	17,331	(336)
Other assets	(7,938)	35,727
Receivable from unsettled trades	316,489	59,511
Increase (decrease) in operating liabilities:
Payable for unsettled trades	16,270,000	(4,072,500)
Management and incentive fees payable	977,424	1,165,713
Accounts payable and accrued expenses	66,602	369,227
Interest and debt fees payable	487,255	133,668
Due to manager	85,888	(101,892)
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(14,010,933)	4,998,359

Financing activities
Borrowings on debt	4,000,000	3,350,000
Paydowns on debt	(24,300,000)	(8,500,000)
Issuance of notes	48,300,000	—
Debt financing cost	(2,579,309)	(500,000)
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	25,420,691	(5,650,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,409,758	(651,641)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,025	1,325,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,558,783	$674,057

Supplemental Information:
Interest paid during the period	$1,824,887	$932,579

Supplemental non-cash information:
Paid-in-kind interest income	$472,923	$539,274
Net accretion of discount on investments	$224,598	$481,812
Amortization of deferred debt financing costs	$419,294	$212,481

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of August 31, 2013 and February 28, 2013, there were no uncertain tax positions.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Middle market loans	$—	$—	$37,235	$37,235
First lien term loans	—	—	75,507	75,507
Second lien term loans	—	—	16,282	16,282
Senior secured notes	—	—	24,393	24,393
Unsecured notes	—	—	5,433	5,433
Structured finance securities	—	—	19,742	19,742
Equity interest	—	—	9,208	9,208
Total	$—	$—	$187,800	$187,800

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2013 (dollars in thousands):

	Middle market loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2013	$—	$83,792	$9,571	$23,305	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	222	38	(29)	(122)	432	(3,635)	1,037	(2,057)
Purchases and other adjustments to cost	37,013	32,924	9,400	8,938	127	—	150	88,552
Sales and redemptions	—	(41,650)	(3,030)	(7,728)	—	(2,140)	(301)	(54,849)
Net realized gains from investments	—	403	370	—	—	—	301	1,074
Balance as of August 31, 2013	$37,235	$75,507	$16,282	$24,393	$5,433	$19,742	$9,208	$187,800

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2012 (dollars in thousands):

	First lien term loans	Second lien term loans	Senior secured notes	Senior unsecured loans	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 29, 2012	$36,196	$8,914	$10,706	$6,000	$2,008	$25,846	$5,690	$95,360
Net unrealized gains (losses)	708	70	(321)	(147)	(157)	3,225	1,649	5,027
Purchases and other adjustments to cost	24,798	2,812	266	107	94	—	1,213	29,290
Sales and redemptions	(4,321)	(2,032)	—	(6,090)	—	(1,972)	(51)	(14,466)
Net realized gain from invetments	179	87	—	130	—	—	51	447
Balance as of August 31, 2012	$57,560	$9,851	$10,651	$—	$1,945	$27,099	$8,552	$115,658

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held for the six months ended August 31, 2013 and 2012, was $(2,349,502) and $5,157,786, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
First lien term loans	$112,742	Market Comparables	Market Yield (%)	6.0% - 19.0%	9.4%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	98.2 - 100.0	99.3
Second lien term loans	16,282	Market Comparables	Market Yield (%)	9.5% - 11.3%	10.5%
			Third-Party Bid	98.0% - 100.0%	98.9%
Senior secured notes	24,393	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.9%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	101.0 - 101.5	101.2
Unsecured notes	5,433	Market Comparables	Market Yield (%)	8.4% - 23.2%	14.3%
Structured finance securities	19,742	Discounted Cash Flow	Discount Rate (%)	13.0%	13.0%
Equity interests	9,208	Market Comparables	EBITDA Multiples (x)	3.0x – 9.0x	7.2x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
First lien term loans	$83,792	Market Comparables	Market Yield (%)	5.8% - 26.9%	10.0%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	96.5 - 102.0	100.1
Second lien term loans	9,571	Market Comparables	Market Yield (%)	11.5%	11.5%
			Third-Party Bid	90.5	90.5
Senior secured notes	23,305	Market Comparables	Market Yield (%)	14.0% - 42.5%	20.4%
			EBITDA Multiples (x)	5.5x	5.5x
			Third-Party Bid	89.0 – 101.0	97.0
Unsecured notes	4,874	Market Comparables	Market Yield (%)	13.6% - 23.8%	17.4%
Structured finance securities	25,517	Discounted Cash Flow	Discount Rate (%)	13.0%	13.0%
Equity interests	8,021	Market Comparables	EBITDA Multiples (x)	3.0x – 8.9x	6.6x

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

The composition of the Company’s investments as of August 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle market loans	$37,012	20.1%	$37,235	19.8%
First lien term loans	75,564	41.0	75,507	40.2
Second lien term loans	16,213	8.8	16,282	8.7
Senior secured notes	25,829	14.0	24,393	13.0
Unsecured notes	6,885	3.7	5,433	2.9
Structured finance securities	16,805	9.2	19,742	10.5
Equity interest	5,879	3.2	9,208	4.9
Total	$184,187	100.0%	$187,800	100.0%

The composition of our investments as of February 28, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$83,886	56.2%	$83,792	54.0%
Second lien term loans	9,473	6.3	9,571	6.2
Senior secured notes	24,619	16.5	23,305	15.0
Unsecured notes	6,758	4.5	4,874	3.1
Structured finance securities	18,945	12.7	25,517	16.5
Equity interest	5,729	3.8	8,021	5.2
Total	$149,410	100.0%	$155,080	100.0%

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

Our investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended August 31, 2013, in connection with the potential refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2013. The significant inputs for the valuation model include:

•                  Default rates: 2.0%

•                  Recovery rates: 35-75%

•                  Prepayment rate: 25.0%

•                  Reinvestment rate / price: L+375bps / $99.25

Note 4. Investment in GSC Investment Corp. CLO 2007, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of Saratoga CLO, a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with Saratoga CLO pursuant to which we act as collateral manager to it. In return for our collateral management services, we are entitled to a senior collateral management fee of 0.10% and a subordinate collateral management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, to be paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%. For the six months ended August 31, 2013 and August 31, 2012, we accrued $1.0 million and $1.0 million in management fee income, respectively, and $2.2 million and $2.1 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At August 31, 2013, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $19.7 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2013, Saratoga CLO had investments with a principal balance of $331.0 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $309.3 million with a weighted average spread over LIBOR of 1.5%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2013, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $27.8 million, which had a present value of approximately $20.1 million, using a 13.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of August 31, 2013 and February 28, 2013 and for the three and six months ended August 31, 2013 and August 31, 2012.

GSC Investment Corp. CLO 2007

Statements of Assets and Liabilities

	As of
	August 31, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $314,538,448 and $366,099,395, respectively)	$306,347,204	$362,494,006
Fair Value Other/Structured finance securities (amortized cost of $13,912,338 and $13,743,946, respectively)	13,180,411	11,925,973
Total investments at fair value (amortized cost of 328,450,786 and 379,843,341, respectively)	319,527,615	374,419,979
Cash and cash equivalents	12,901,271	28,804,871
Receivable from open trades	36,367	5,131,538
Interest receivable	1,709,975	1,584,985
Other assets	84,905	—
Deferred bond issuance	1,729,622	2,092,787
Total assets	$335,989,755	$412,034,160

LIABILITIES

Interest payable	$638,263	$666,121
Payable from open trades	36,367	16,346,250
Accrued senior collateral monitoring fee	39,704	43,171
Accrued subordinate collateral monitoring fee	158,818	172,682
Class A notes	239,382,488	296,000,000
Class B notes	22,000,000	22,000,000
Discount on class B notes	(386,526)	(417,011)
Class C notes	14,000,000	14,000,000
Class D notes	16,000,000	16,000,000
Discount on class D notes	(408,887)	(441,136)
Class E notes	17,960,044	17,960,044
Discount on class E notes	(1,051,823)	(1,134,778)
Subordinated notes	30,000,000	30,000,000
Total liabilities	$338,368,448	$411,195,343

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and oustanding, respectively	$250	$250
Accumulated loss	(3,560,496)	(5,963,092)
Net income	1,181,553	6,801,659
Total Net Assets	(2,378,693)	838,817

Total liabilities and net assets	$335,989,755	$412,034,160

GSC Investment Corp. CLO 2007

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2013	2012	2013	2012

INVESTMENT INCOME
Interest from investments	$4,201,548	$4,938,022	$8,607,828	$9,855,747
Interest from cash and cash equivalents	1,295	5,549	4,451	10,832
Other income	325,629	103,633	677,266	315,173
Total investment income	4,528,472	5,047,204	9,289,545	10,181,752

EXPENSES
Interest expense	1,472,007	1,761,154	3,037,996	3,575,485
Professional fees	208,576	50,884	324,928	247,258
Miscellaneous fee expense	8,681	33,828	160,791	67,587
Senior collateral monitoring fee	96,150	100,045	195,768	200,013
Subordinate collateral monitoring fee	384,601	400,180	783,073	800,052
Trustee expenses	23,839	24,943	48,371	49,868
Amortization expense	254,427	254,427	508,854	508,854
Total expenses	2,448,281	2,625,461	5,059,781	5,449,117

NET INVESTMENT INCOME	2,080,191	2,421,743	4,229,764	4,732,635

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	213,058	323,076	451,600	1,412,130
Net unrealized appreciation/(depreciation) on investments	(4,139,484)	2,099,108	(3,499,811)	1,308,669
Net gain/(loss) on investments	(3,926,426)	2,422,184	(3,048,211)	2,720,799

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,846,235)	$4,843,927	$1,181,553	$7,453,434

GSC Investment Corp.

Schedule of Investments

August 31, 2013

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Preferred Warrants (2013)	Equity	0.00%		7,291	$—	$—
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		2,000	—	—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	—
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	—
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	—
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,970,112	1,957,444	1,977,225
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,127,107	4,202,820
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,491,250	3,487,298	3,460,702
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	$3,208,854	3,193,457	3,230,931
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	7.25%	1/30/2019	$1,069,625	1,064,723	1,073,978
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,970,000	1,936,016	1,981,091
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,950,000	1,944,389	1,953,666
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	$79,187	79,187	79,385
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	$43,961	43,961	44,070
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.69%	7/26/2016	$1,204,093	1,204,093	1,207,103
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.75%	7/26/2016	$2,545,700	2,545,700	2,552,064
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,630,795	5,579,223	5,558,046
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.20%	2/28/2017	$1,006,017	1,004,985	1,006,017
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.75%	5/26/2016	$3,188,889	3,196,819	2,854,056
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,811,273	3,811,273	3,836,694
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,900,000	4,884,291	4,900,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,474,105	1,442,063	1,484,365
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	3.97%	7/25/2017	$1,980,038	1,980,038	1,983,998
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	747,455	752,875
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.01%	3/16/2017	$1,989,332	2,009,384	1,994,306
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	$2,769,901	2,762,023	2,789,290
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	5.50%	3/18/2019	$2,935,779	2,881,539	2,928,440
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$992,500	983,935	1,002,008
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,158,921	2,163,964	2,166,477
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	$2,692,494	2,666,994	2,652,258
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	4.75%	8/1/2018	$3,496,738	3,488,626	3,521,495
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.03%	10/31/2016	$2,187,260	2,205,007	2,211,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,696,188	2,685,431	2,666,152
CHS/Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.77%	1/25/2017	$4,064,516	3,976,668	4,075,693
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	$954,302	948,806	954,302
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,126,716	401,202
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	$493,750	491,784	496,219
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,791,985	4,805,833
Crown Castle Operating Company	Telecommunications/Cellular	New Tranche B Term Loan	Loan	3.25%	1/31/2019	$1,970,063	1,951,621	1,950,776
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$791,667	735,367	732,292
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	726,174	646,109
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,929,471	3,929,471	3,953,991
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,851,085	3,807,337	3,851,085
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,304,067	4,338,097	4,300,451
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	$249,375	249,375	251,011
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	3.75%	2/14/2020	$3,978,366	3,969,074	3,974,228
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	568,698	578,227
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,903,579	3,737,467	3,557,137
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	599,544
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$495,009	490,727	497,331
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,575,409	2,510,509	2,507,805
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,313,984	1,267,685	1,279,492
First Data Corporation	Financial Intermediaries	2017 New Dollar Term Loan	Loan	4.20%	3/24/2017	$2,111,028	2,018,375	2,089,917
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,224,159	2,266,264
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$872,778	855,957	867,593
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,742,272	4,752,417	4,763,612
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	$1,929,825	1,925,191	1,890,630
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,935,381	4,020,680
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,443,261	3,435,740	3,461,235
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,287,843	3,216,154	3,271,404
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	$5,734,690	5,364,290	5,728,325
Health Management Associates, Inc.	Healthcare	Replacement Term B Loan	Loan	3.50%	11/16/2018	$2,909,582	2,887,578	2,912,143
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	$2,985,000	3,025,398	2,987,657
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.94%	7/31/2014	$3,030,606	2,983,167	642,913
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	5.25%	5/22/2018	$987,500	971,700	987,500
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	$2,375,000	2,369,677	2,370,060
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	$3,581,279	3,560,825	3,420,121
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	$3,920,000	3,888,115	3,915,923
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.34%	4/5/2018	$1,781,132	1,766,316	1,790,412
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	481,426
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$977,500	977,500	975,731
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,577,262	2,565,974	2,570,819
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	5.50%	5/4/2018	$492,525	476,050	493,141
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$498,750	498,750	500,151
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$2,503,704	2,498,586	2,510,739
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,051,412	1,078,831
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,953,846	2,950,725	2,950,154
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,882,514	4,895,180	4,877,437
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	493,287
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	3.25%	7/1/2018	$3,920,175	3,892,186	3,892,303
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$813,633	813,633	796,685
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$143,147	140,942	143,863
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,911,364	1,898,397	1,901,807
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	$4,647,343	4,625,018	4,682,198
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$985,000	971,327	985,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$992,500	984,180	1,003,666
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$267,998	191,682	200,998
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.96%	7/14/2016	$2,702,663	2,655,658	2,701,311
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$840,963	839,501	841,434
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,492,347	1,490,703	1,497,108
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,970,100	1,943,498	1,967,637
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	$4,987,500	4,975,571	4,933,485
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	9.00%	12/15/2016	$1,970,000	1,943,401	1,191,850
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	$662,879	653,815	666,690
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,955,436	1,942,796	1,963,590
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,656,454	3,691,886
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	3.75%	4/1/2018	$1,667,645	1,667,645	1,648,884
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,985,000	1,985,000	1,996,950
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,970,012	1,940,661	1,967,964
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$987,211	975,631	968,700
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	$1,860,226	1,845,775	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	$1,381,244	1,375,730	1,374,338
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,335,132	5,312,791	5,355,139
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.45%	6/30/2015	$1,966,714	1,957,254	1,945,415
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,639	458,758
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$1,036,090	1,036,090	1,042,565
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,955,000	1,948,970	1,928,119
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,837,058	2,845,769	2,755,890
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	$3,900,225	3,879,246	3,792,969
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$811,166	798,673	815,222
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$964,398	951,430	967,291
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,175,037	3,231,800
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	$3,340,965	3,312,653	3,315,908
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	5.00%	6/7/2019	$74,115	73,402	74,020
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	5.00%	6/7/2019	$716,450	709,557	715,540
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,358,287	1,357,056
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$304,311	301,811	304,941
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	$4,243,114	4,107,242	4,268,318
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$278,154	270,579	215,800
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$495,000	490,995	496,391
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,481,306	1,472,417	1,490,105
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,410,000	4,394,716	4,398,975
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$3,900,000	3,884,931	3,880,500
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.72%	10/10/2014	$5,580,862	5,544,221	3,792,977
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,404,012	2,409,016	2,409,012
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,921,244	4,930,307	4,914,403
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,980,000	1,972,254	1,980,000
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$495,009	486,462	496,455
Tube City IMS Corporation	Steel	Term Loan	Loan	4.75%	3/20/2019	$987,538	979,661	987,538
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	$160,963	159,912	161,566
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$123,121	122,677	123,583
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$822,356	816,991	825,440
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.75%	6/8/2017	$1,960,000	1,950,353	1,958,373
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,877,208	2,830,035	2,855,629
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,468,875	2,439,237	2,486,354
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,904,934	3,904,123	3,804,889
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.50%	3/1/2020	$2,992,500	2,975,150	2,983,342
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	972,800	1,003,330
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,955,150	2,943,920	2,963,247
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	$1,910,400	1,901,568	1,915,176
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,969,728	2,969,728	2,979,024
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,658,446	3,658,446	3,534,974
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,990,000	2,016,816	1,987,513
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$683,889	677,387	681,612
West Corporation	Telecommunications	Term B-8 Loan	Loan	3.75%	6/30/2018	$2,963,339	3,010,081	2,963,338
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$779,286	772,390	783,182
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,238,458	2,270,003
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,274,293	1,275,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.78%	4/19/2021	$4,000,000	3,424,563	3,400,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.78%	1/25/2019	$5,000,000	4,395,720	4,250,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.88%	4/17/2021	$5,000,000	4,112,853	4,250,000
							$328,450,786	$319,527,615

GSC Investment Corp. CLO 2007

Schedule of Investments

February 28, 2013

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,980,037	1,966,002	2,000,927
ACCO Brands Corporation	Conglomerate	Term B Loan	Loan	4.25%	5/1/2019	$351,944	348,847	354,584
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,120,774	4,216,082
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,662	3,552,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,333,081	3,369,204
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	0.00%	1/30/2019	$1,075,000	1,069,625	1,087,008
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,980,000	1,941,348	1,999,444
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,960,000	1,953,535	1,963,920
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.45%	7/26/2016	$79,187	79,187	79,600
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.45%	7/26/2016	$43,961	43,961	44,190
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.45%	7/26/2016	$1,204,093	1,204,093	1,210,366
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.52%	7/26/2016	$2,545,700	2,545,700	2,558,963
Armstrong World Industries, Inc	Building and Development	Term Loan B-1	Loan	4.00%	3/10/2018	$2,122,931	2,109,740	2,124,268
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$968,750	960,226	973,594
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,659,091	5,602,698	5,674,144
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.96%	8/30/2016	$1,018,699	1,017,479	1,013,606
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,281	3,077,278
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,830,768	3,830,768	3,853,522
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,925,000	4,907,124	4,925,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,570,579	1,532,447	1,585,170
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	4.00%	7/25/2017	$1,990,013	1,990,013	2,003,445
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	5.00%	1/30/2019	$1,000,000	990,101	1,007,500
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	0.00%	3/16/2017	$2,000,000	2,022,500	2,013,340
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	5.50%	2/23/2017	$2,776,843	2,767,803	2,802,306
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,976,290	2,931,556	2,983,730
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$997,500	988,136	1,005,400
Capital Automotive L.P.	Conglomerate	Tranche B Term Loan	Loan	5.25%	3/11/2017	$2,811,086	2,817,777	2,823,961
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,699,305	2,669,394	2,658,816
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,605,198	3,595,976	3,641,214
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.06%	10/31/2016	$2,198,534	2,219,212	2,208,911
Cenveo Corporation	Publishing	Term B Facility	Loan	7.00%	12/21/2016	$2,437,399	2,421,925	2,444,516
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.46%	9/6/2016	$2,047,547	2,044,048	2,057,785
Charter Communications Operating, LLC	Cable and Satellite Television	Term D Loan	Loan	4.00%	5/15/2019	$1,985,000	1,976,313	2,000,503
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.79%	1/25/2017	$4,064,516	3,963,653	4,090,935
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.75%	2/28/2018	$1,066,260	1,059,429	1,068,925
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,400,891	2,578,210
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	4.00%	3/28/2019	$496,250	494,095	501,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,789,964	4,829,862
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,980,000	1,963,120	1,989,484
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$795,675	732,459	729,372
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	720,189	604,343
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,949,622	3,949,622	3,977,822
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,970,010	3,919,904	3,910,460
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,438,139	4,473,061	4,443,687
Delphi Corporation	Electronics/Electric	Tranche A Term Loan Retired 03/01/2013	Loan	4.25%	3/31/2016	$1,683,357	1,685,403	1,682,650
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	0.00%	1/31/2020	$250,000	250,000	250,783
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,977,500	2,928,511	3,037,050
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	0.00%	2/14/2020	$4,000,000	3,990,000	3,990,000
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	567,732	577,606
Education Management LLC	Leisure	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,925,006	3,727,372	3,263,878

	Goods/Activities/Movies
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,611	117,647
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,786,475	1,768,892	1,786,475
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$497,503	492,828	501,702
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,589,036	2,498,894	2,467,351
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,320,937	1,264,234	1,258,853
First Data Corporation	Financial Intermediaries	2017 Dollar Term Loan	Loan	5.20%	3/24/2017	$2,111,028	2,027,434	2,111,914
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,216,829	2,261,591
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan Retired 03/01/2013	Loan	4.45%	12/1/2016	$2,534,348	2,450,139	2,535,945
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,683,533	3,715,723
Generac Power Systems, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	5/30/2018	$906,111	890,154	923,590
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,746,591	4,757,841	4,774,548
Global Tel*Link Corporation	Business Equipment and Services	Replacement Term Loan	Loan	6.00%	12/14/2017	$1,964,912	1,960,077	1,967,368
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,929,629	4,015,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,465,982	3,457,357	3,481,371
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,336,378	3,252,391	3,311,355
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.00%	12/1/2016	$3,910,667	3,920,277	3,925,332
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.45%	5/1/2018	$5,734,690	5,440,293	5,764,912
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$2,970,000	2,945,366	2,993,344
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	0.00%	3/11/2018	$3,000,000	3,045,000	3,045,000
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.95%	7/31/2014	$3,030,606	2,983,167	530,356
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$992,500	974,925	997,463
Hologic, Inc.	Healthcare	Tranche A Term Loan	Loan	3.20%	8/1/2017	$2,437,500	2,432,069	2,439,328
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.54%	8/22/2014	$3,679,939	3,647,610	3,385,544
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.75%	4/19/2017	$3,920,000	3,883,690	3,920,000
Infor (US), Inc. ((fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,990,013	1,971,642	2,011,166
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	484,093
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$982,500	982,500	982,726
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,590,213	2,577,375	2,598,838
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/24/2017	$3,625,323	3,577,074	3,634,387
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$495,000	478,661	501,034
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	504,065
MetroPCS Wireless, Inc.	Telecommunications	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,489,192	2,491,685	2,495,938
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	501,110
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/20/2020	$2,688,796	2,682,872	2,697,212
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,050,910	1,089,607
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$3,000,000	2,996,317	2,992,500
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$987,500	968,539	988,734
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,920,009	3,946,297	3,924,909
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	495,128
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,940,000	3,910,795	3,958,557
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.00%	4/7/2017	$820,339	820,339	824,695
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$148,875	146,330	149,992
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,413,048	2,399,166	2,434,114
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,909,816	4,893,453	4,916,739
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$990,000	974,594	988,763
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$997,500	988,412	1,007,475
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$357,331	239,023	276,932
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.72%	7/14/2016	$2,775,888	2,719,125	2,776,748
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$985,013	983,123	988,431
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,329	1,501,784
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,980,000	1,950,704	1,989,583
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,682	50,765
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,178	417,861
Pinnacle Foods Finance LLC	Food Products	Extended Initial Term Loan	Loan	3.70%	10/2/2016	$5,726,579	5,491,534	5,761,168
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	7.50%	12/15/2016	$1,980,000	1,949,170	1,841,400
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.76%	1/31/2019	$679,545	669,390	683,507
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,853	1,961,045
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,653,803	3,716,810

Ranpak Corp.	Food/Drug Retailers	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,396,012	2,387,700	2,384,032
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,995,000	1,995,000	2,005,454
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,995,000	1,995,000	2,017,244
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,980,000	1,947,152	1,986,197
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$992,500	979,782	937,297
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$1,860,226	1,843,739	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,384,706	1,378,679	1,389,899
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,498,210	4,459,450	4,432,399
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,398,833	5,373,794	5,449,474
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,977,810	1,965,672	1,985,226
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,444	460,692
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Telecommunications	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,985,000	1,967,961	1,975,075
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$2,969,849	2,969,849	2,986,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,965,000	1,958,111	1,961,070
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,851,387	2,861,398	2,857,089
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,920,000	3,895,621	3,906,946
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$843,625	829,202	849,952
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$969,244	954,866	976,310
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,165,384	3,154,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,441,181	3,411,986	3,458,386
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$811,071	803,796	817,138
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$83,904	83,151	84,531
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,359	1,370,729
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	3.85%	2/28/2016	$4,253,748	4,184,167	4,260,086
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$497,687	493,012	500,544
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$289,811	281,918	214,875
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$497,500	493,115	500,609
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,488,750	1,478,991	1,498,859
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,432,500	4,415,534	4,432,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$4,000,000	3,981,089	3,980,000
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.73%	10/10/2014	$5,580,862	5,527,535	4,012,249
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,431,854	2,437,744	2,450,093
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,945,974	4,955,789	4,955,587
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	5.50%	5/3/2018	$1,990,000	1,981,374	2,008,666
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$497,500	488,158	501,853
Tube City IMS Corporation	Steel	Term Loan	Loan	5.75%	3/20/2019	$992,500	983,864	1,001,184
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$161,778	160,586	162,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$123,747	123,243	124,444
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$826,540	820,452	831,193
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,970,000	1,962,974	1,974,925
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,858,339	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,481,281	2,448,808	2,486,715
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,924,924	3,924,007	3,902,670
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.75%	3/1/2020	$3,000,000	2,981,257	3,000,870
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,954	1,010,000
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,985,000	2,972,608	3,006,462
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,063,393	1,058,765	1,065,520
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,920,000	1,913,087	1,921,920
Vertafore, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,984,781	2,984,781	3,018,360
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,696,942	3,696,942	3,518,269
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$2,000,000	2,029,513	2,007,500
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.56%	6/30/2016	$2,700,529	2,667,383	2,701,879
Wendy’s International, Inc	Food Services	Term Loan	Loan	4.75%	5/15/2019	$997,500	988,532	1,006,098
West Corporation	Telecommunications	Term B-8 Loan	Loan	4.25%	6/30/2018	$2,971,535	3,023,298	2,978,964
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$854,821	846,633	861,233
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,236,833	2,268,876
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,258,888	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.80%	4/19/2021	$4,000,000	3,386,571	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.80%	1/25/2019	$5,000,000	4,339,337	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.90%	4/17/2021	$5,000,000	4,054,241	3,500,000
							$379,843,341	$374,419,979

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

For the three months ended August 31, 2013 and 2012 we incurred $0.8 million and $0.5 million in base management fees, respectively. For the three months ended August 31, 2013 and 2012, we accrued $0.1 million, and $0.3 million in incentive fees related to pre-incentive fee net investment income. For the three months ended August 31, 2013 there was a reduction of $0.2 million in incentive management fees related to capital gains. For the three months ended August 31 2012, we accrued $0.6 million in incentive management fees related to capital gains. For the six  months ended August 31, 2013 and 2012 we incurred $1.5 million and $1.0 million in base management fees, respectively. For the six months ended August 31, 2013 and 2012, we accrued $0.8 million, and $0.3 million in incentive fees related to pre-incentive fee net investment income. For the six months ended August 31, 2013 we did not accrue incentive management fees related to capital gains. For the six months ended August 31, 2012, we accrued $1.0 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2013, $0.8 million of base management fees and $4.7 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2013, $0.6 million of base management fees and $3.9 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2013 and 2012, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. For the six months ended August 31, 2013 and 2012, we recognized $0.5 million and $0.5 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of August 31, 2013, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

As of August 31, 2013, there were no outstanding borrowings under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2013 and 2012, we recorded $0.1 million and $0.5 million of interest expense, respectively. For the three months ended August 31, 2013 and 2012, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Replacement Facility, respectively. The interest rates during the six months ended August 31, 2013 on the outstanding borrowings under the Replacement Facility were 7.50%. The interest rates during the three and six months ended August 31, 2012 on the outstanding borrowings under the Replacement Facility were 7.50% and 7.50% respectively. For the six months ended August 31, 2013 and 2012, we recorded $0.6 million and $1.1 million of interest expense, respectively. For the six months ended August 31, 2013 and 2012, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the Replacement Facility, respectively.

The Replacement Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Replacement Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Replacement Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Replacement Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate or 2.00%, plus an applicable margin of 5.50%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Replacement Facility for the duration of the Revolving Period.

Our borrowing base under the Replacement Facility was $51.1 million subject to the Replacement Facility cap of $45.0 million at August 31, 2013. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2013 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2013. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2013, we have funded SBIC LP with $25.0 million of equity capital, and have $40.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of August 31, 2013, there was $40.0 million outstanding of SBA debentures. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.5 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three and six months ended August 31, 2013, the Company recorded $0.3 million and $0.6 million, respectively, of interest expense related to the SBA debentures. For the three and six months ended August 31, 2013, the Company recorded $0.05 million and $0.1 million, respectively, of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the six months ended August 31, 2013 on the outstanding borrowings of the SBA debentures was 2.90%. There were no outstanding SBA debentures at August 31, 2012.

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

As of August 31, 2013, the carrying amount and fair value of the Notes was $48.3 million and $48.3 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date.  As of August 31, 2013, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes.  For the three and six months ended August 31, 2013, we recorded $0.9 million and $1.1 million, respectively, of interest expense and $0.09 million and $0.1 million, respectively, of amortization of deferred financing costs related to the Notes.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2013 and 2012, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the six months ended August 31, 2013 and 2012, we accrued $0.1 million and $0.1 million for directors’ fees expense, respectively. As of August 31, 2013 and February 28, 2013, $0.05 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2013, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended August 31, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and diluted	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net increase (decrease) in net assets from operations	$(41)	$4,871	$3,759	$8,062
Weighted average common shares outstanding	4,730,116	3,876,661	4,730,116	3,876,661
Earnings (loss) per common share-basic and diluted	$(0.01)	$1.26	0.79	$2.08

Note 10. Dividend

The Company did not declare any dividend payments during the quarters ended August 31, 2013 and August 31, 2012.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012
Per share data:
Net asset value at beginning of period	$22.98	$25.12
Net investment income(1)	1.00	0.67
Net realized and unrealized gains and (losses) on investments and derivatives	(0.21)	1.41
Net increase in net assets from operations	0.79	2.08
Net asset value at end of period	$23.77	$27.20
Net assets at end of period	$112,445,315	$105,441,959
Shares outstanding at end of period	4,730,116	3,876,661
Per share market value at end of period	$18.31	$16.50
Total return based on market value(2)	7.58%	3.90%
Total return based on net asset value(3)	3.45%	8.28%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(4)	8.62%	5.16%
Ratio of operating expenses to average net assets(4)	5.73%	5.22%
Ratio of incentive management fees to average net assets(4)	1.42%	2.59%
Ratio of debt related expenses to average net assets(4)	4.97%	2.55%
Ratio of total expenses to average net assets(4)	12.11%	10.37%
Portfolio turnover rate(5)	32.41%	13.66%

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

(4)           Ratios are annualized.

(5)           Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended August 31, 2013, except as disclosed below.

On October 1, 2013, the Saratoga CLO priced a refinancing of its notes. The refinanced Saratoga CLO has assets of $300 million and will have a reinvestment period through October 2016. As a result of increased pricing on the notes and the smaller asset base, interest income and equity distributions in the future will be lower than historical amounts. Saratoga Investment Corp. will continue to own 100% of the subordinated notes and receive a 50 basis point management fee for the life of the Saratoga CLO. The refinancing is expected to close on October 17, 2013.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At August 31, 2013	At February 28, 2013
	($ in millions)
Number of investments(1)	54	44
Number of portfolio companies(1)	34	28
Average investment size(1)	$3.1	$2.9
Weighted average maturity(1)	4.5yrs	3.7yrs
Number of industries(1)	17	15
Average investment per portfolio company(1)	$4.9	$4.6
Non-performing or delinquent investments(1)	$0.4	$6.7
Fixed rate debt (% of interest bearing portfolio)(2)	$55.8(35.1)%	$53.4(43.9)%
Weighted average current coupon(2)	13.3%	12.6%
Floating rate debt (% of interest bearing portfolio)(2)	$103.0(64.9)%	$68.2(56.1)%
Weighted average current spread over LIBOR(2)	7.0%	7.5%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended August 31, 2013, we made $54.9 million investments in new or existing portfolio companies and had $29.6 million in aggregate amount of exits and repayments resulting in net investments of $25.3 million for the period. During the three months ended August 31, 2012, we made $14.9 million investments in new or existing portfolio companies and had $10.0 million in aggregate amount of exits and repayments resulting in net investments of $4.9 million for the period.

During the six months ended August 31, 2013, we made $87.9 million investments in new or existing portfolio companies and had $54.9 million in aggregate amount of exits and repayments resulting in net investments of $33.0 million for the period. During the six months ended August 31, 2012, we made $28.3 million investments in new or existing portfolio companies and had $14.5 million in aggregate amount of exits and repayments resulting in net investments of $13.8 million for the period.

Our portfolio composition based on fair value at August 31, 2013 and February 28, 2013 was as follows:

Portfolio composition

	At August 31, 2013		At February 28, 2013
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Middle market loans	19.8%	6.6%	—%	—%
First lien term loans	40.2	10.5	54.0	10.0
Second lien term loans	8.7	10.1	6.2	11.1
Senior secured notes	13.0	14.9	15.0	14.8
Unsecured notes	2.9	14.9	3.1	16.4
Saratoga CLO subordinated notes	10.5	27.2	16.5	27.1
Equity interests	4.9	N/A	5.2	N/A
Total	100.0%	12.2%	100.0%	14.0%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2013 and February 28, 2013, was composed of $331.8 million and $383.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in GSC Investment Corp. CLO 2007 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013). We do not consolidate the Saratoga CLO portfolio in our financial statements. However, at August 31, 2013, $312.2 million or 97.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.2 million. At February 28, 2013, $368.9 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.0 million.

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

The CMR distribution of our investments at August 31, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At August 31, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$140,948	75.1%	$100,170	64.6%
Yellow	16,334	8.7	8,143	5.3
Red	1,568	0.8	13,229	8.5
N/A(1)	28,950	15.4	33,538	21.6
Total	$187,800	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At August 31, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$270,296	84.6%	$318,181	85.0%
Yellow	41,942	13.1	50,677	13.5
Red	7,289	2.3	5,562	1.5
Total	$319,527	100.0%	$374,420	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at August 31, 2013 and February 28, 2013.

	At August 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$55,840	29.7%	$22,155	14.3%
Structured Finance Securities(1)	19,742	10.5	25,517	16.5
Healthcare Services	17,856	9.5	12,400	8.0
Food and Beverage	17,049	9.1	18,199	11.7
Consumer Services	16,242	8.7	10,654	6.9
Consumer Products	7,957	4.2	13,727	8.9
Automotive	7,220	3.8	14,805	9.5
Metals	7,147	3.8	6,724	4.3
Electronics	6,832	3.6	6,721	4.3
Software	6,263	3.3	—	—
Manufacturing	5,970	3.2	—	—
Publishing	5,949	3.2	5,631	3.6
Logistics	5,000	2.7	11,181	7.2
Environmental	4,200	2.2	2,992	1.9
Aerospace	3,296	1.8	3,500	2.3
Building Products	470	0.3	267	0.2
Education	391	0.2	292	0.2
Homebuilding	376	0.2	315	0.2
Total	$187,800	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at August 31, 2013 and February 28, 2013.

	At August 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare	$35,562	11.1%	$40,502	10.8%
Conglomerate	28,144	8.8	29,888	8.0
Business Equipment and Services	26,493	8.3	28,300	7.6
Chemicals/Plastics	23,584	7.4	28,817	7.7
Financial Intermediaries	21,382	6.7	20,199	5.4
Industrial Equipment	21,094	6.6	21,864	5.8
Aerospace and Defense	20,371	6.4	20,914	5.6
Drugs	17,922	5.6	18,226	4.9
Food Products	17,319	5.4	21,016	5.6
Electronics/Electric	15,503	4.9	26,321	7.0
Retailers (Except Food and Drugs)	15,270	4.8	19,050	5.1
Automotive	10,612	3.3	10,625	2.8
Utilities	9,613	3.0	9,932	2.6
Leisure Goods/Activities/Movies	8,924	2.9	8,879	2.4
Telecommunications	6,443	2.0	10,951	2.9
Insurance	5,558	1.7	6,648	1.8
Food Services	5,149	1.6	5,491	1.5
Nonferrous Metals/Minerals	4,507	1.4	5,187	1.4
Lodging and Casinos	3,543	1.1	7,400	2.0
Brokers/Dealers/Investment Houses	3,271	1.0	3,311	0.9
Publishing	3,171	1.0	5,657	1.5
Telecommunications/Cellular	3,025	1.0	3,076	0.8
Home Furnishings	2,928	0.9	2,984	0.8
Cable and Satellite Television	2,666	0.8	4,058	1.1
Containers/Glass Products	1,980	0.6	2,009	0.5
Food/Drug Retailers	1,972	0.6	4,329	1.1
Broadcast Radio and Television	1,003	0.3	1,010	0.3
Steel	988	0.3	1,001	0.3
Clothing/Textiles	783	0.3	861	0.2
Ecological Services and Equipment	747	0.2	753	0.2
Beverage and Tobacco	—	—	3,037	0.8
Building and Development	—	—	2,124	0.6
Total	$319,527	100.0%	$374,420	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at August 31, 2013 and February 28, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At August 31, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$74,637	39.7%	$70,476	45.4%
West	42,924	22.9	26,573	17.1
Midwest	27,343	14.6	18,469	11.9
Northeast	23,154	12.3	14,045	9.1
Other(1)	19,742	10.5	25,517	16.5
Total	$187,800	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2013 and 2012 are as follows:

	For the three months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Total investment income	$5,388	$4,163
Total expenses, net	3,116	2,849
Net investment income	2,272	1,314
Net realized gains	546	269
Net unrealized gains (losses)	(2,859)	3,288
Net increase (decrease) in net assets resulting from operations	$(41)	$4,871

	For the six months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Total investment income	$11,406	$7,782
Total expenses, net	6,664	5,195
Net investment income	4,742	2,587
Net realized gains	1,074	316
Net unrealized gains (losses)	(2,057)	5,158
Net increase in net assets resulting from operations	$3,759	$8,061

Investment income

The composition of our investment income for the three and six months ended August 31, 2013 and 2012 was as follows:

	For the three months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Interest from investments	$4,792	$3,514
Management fee income from Saratoga CLO	481	500
Interest from cash and cash equivalents and other income	115	149
Total	$5,388	$4,163

	For the six months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Interest from investments	$9,963	$6,625
Management fee income from Saratoga CLO	979	1,000
Interest from cash and cash equivalents and other income	464	157
Total	$11,406	$7,782

For the three months ended August 31, 2013, total investment income increased $1.2 million, or 29.4% compared to the three months ended August 31, 2012. The increase in total investment income for the three months ended August 31, 2013 versus the three months ended August 31, 2012 was the result of a higher average portfolio for the three months ended August 31, 2013.

For the six months ended August 31, 2013, total investment income increased $3.6 million, or 46.6% compared to the six months ended August 31, 2012. The increase in total investment income for the six months ended August 31, 2013 versus the six months ended August 31, 2012 was the result of a higher average portfolio for the three and six months ended August 31, 2013.

For the three and six months ended August 31, 2013 and 2012, total PIK income was $0.3 million and $0.5 million, and $0.2 million and $0.5 million, respectively.

The reinvestment period for Saratoga CLO ended in January 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we will receive from Saratoga CLO will decline in future periods.

Operating expenses

The composition of our expenses for the three and six months ended August 31, 2013 and 2012 was as follows:

Operating Expenses

	For the three months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Interest and debt financing expenses	$1,604	$653
Base management fees	811	505
Professional fees	235	294
Incentive management fees	(40)	869
Administrator expenses	250	250
Insurance expenses	119	130
Directors fees	45	51
General and administrative and other expenses	92	97
Total expenses	$3,116	$2,849

	For the six months ended
	August 31, 2013	August 31, 2012
	($ in thousands)
Interest and debt financing expenses	$2,731	$1,299
Base management fees	1,548	963
Professional fees	566	639
Incentive management fees	781	1,300
Administrator expenses	500	500
Insurance expenses	239	261
Directors fees	96	102
General and administrative and other expenses	203	151
Total expenses	$6,664	$5,195

For the three months ended August 31, 2013, total expenses increased $0.3 million, or 9.4%, compared to the three months ended August 31, 2012. For the six months ended August 31, 2013, total expenses increased $1.5 million, or 28.3%, compared to the six months ended August 31, 2012. The increase is primarily related an increase in interest and credit facility expense, base management fees and incentive management fees due to the growth in our portfolio and amount of our outstanding debt.

As discussed above, the increase in interest and debt financing expenses for the three and six months ended August 31, 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the six months ended August 31, 2013 and 2012, the weighted average interest rate on the outstanding borrowings under the Replacement Facility was 7.50% and 7.50%, respectively. The weighted average interest rate during the six months ended August 31, 2013 on the outstanding borrowings of the SBA debentures was 2.90%. The weighted average interest rate during the six months ended August 31, 2013 on the Notes was 7.50%.

Net realized gains/losses on sales of investments

For the three months ended August 31, 2013, the Company had $29.6 million of sales, repayments, exits or restructurings resulting in $0.5 million of net realized gains.

For the six months ended August 31, 2013, the Company had $54.9 million of sales, repayments, exits or restructurings resulting in $1.0 million of net realized gains.

For the three months ended August 31, 2012, we had $10.0 million of sales, repayments, exits and restructurings, resulting in $0.3 million of net realized gains.

For the six months ended August 31, 2012, we had $14.5 million of sales, repayments, exits and restructurings, resulting in $0.4 million of net realized gains.

Net unrealized appreciation/depreciation on investments

For the three months ended August 31, 2013, our investments had an increase in net unrealized depreciation of $2.9 million versus an increase in net unrealized appreciation of $3.3 million for the three months ended August 31, 2012. For the six months ended August 31, 2013, our investments had an increase in net unrealized depreciation of $2.1 million versus an increase in net unrealized appreciation of $5.0 million for the six months ended August 31, 2012. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2013, were the following:

Six months ended August 31, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Elyria Foundry Company, LLC	Senior Secured Note	$8,860	$7,147	$(1,713)	$(1,713)
Saratoga CLO	Other/ Structured Finance Securities	16,805	19,742	2,937	(3,635)
USS Parent Holding Corp.	Voting Common Stock	3,026	4,023	997	1,157

The $1.7 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to lower operating performance as a result of weaker oil and gas demand.

The $3.6 million of unrealized depreciation in our investment in the Saratoga CLO subordinated notes was due to lower net present value of projected future cash flows partially offset by a reduction in the investment basis of the subordinated notes.

The $1.2 million of unrealized appreciation in our investment in the common stock of USS Parent Holding Corp. was due to improved operating performance.

The most significant cumulative changes in unrealized appreciation for the six months ended August 31, 2012 were the following:

Six months ended August 31, 2012

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$4,594	$4,027	$1,918
Worldwide Express Operations LLC	First Lien Term Loan	6,397	6,441	44	353
Saratoga CLO	Other/Structured Finance Securities	21,568	27,099	5,531	3,225

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

Changes in net assets resulting from operations

For the three months ended August 31, 2013, we recorded a net decrease in net assets resulting from operations of $0.04 million versus a net increase in net assets resulting from operations of $4.9 million for the three months ended August 31, 2012. Based on 4,730,116 and 3,876,661 weighted average common shares outstanding for the three months ended August 31, 2013 and August 31, 2012, respectively, our per share net decrease in net assets resulting from operations was ($0.01) for the three months ended August 31, 2013 versus a per share net increase in net assets from operations of $1.26 for the three months ended August 31, 2012.

For the six months ended August 31, 2013, we recorded a net increase in net assets resulting from operations of $3.8 million versus a net increase in net assets resulting from operations of $8.1 million or the six months ended August 31, 2012. Based on 4,730,116 and 3,876,661 weighted average common shares outstanding for the six months ended August 31, 2013 and August 31, 2012, respectively, our per share net increase in net assets resulting from operations was $0.79 for the six months ended August 31, 2013 versus a per share net increase in net assets from operations of $2.08 for the six months ended August 31, 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 26, 2013 that authorizes us to sell shares of our common stock at an offering price per share to investors that is not less than 85% of our then current net asset value per share in one or more offerings for a period ending on the earlier of September 26, 2014 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 26, 2014 or our next annual meeting of stockholders.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 332.8% as of August 31, 2013 and 547.3% as of February 28, 2013. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of August 31, 2013, we had no outstanding balance under the Replacement Facility and our borrowing base under the Replacement Facility was $51.1 million.

Our asset coverage ratio, as defined in the 1940 Act, was 332.8% as of August 31, 2013 and 547.3% as of February 28, 2013.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2013, our SBIC subsidiary had $25 million in regulatory capital and $40.0 million SBA-guaranteed debentures outstanding.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2013:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$88,300	$—	$—	$—	$88,300

Off-balance sheet arrangements

At August 31, 2013 and February 28, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Developments

On October 1, 2013, the Saratoga CLO priced a refinancing of its notes. The refinanced Saratoga CLO has assets of $300 million and will have a reinvestment period through October 2016. As a result of increased pricing on the notes and the smaller asset base, interest income and equity distributions in the future will be lower historical amounts. Saratoga Investment Corp. will continue to own 100% of the subordinated notes and receive a 50 basis point management fee for the life of the Saratoga CLO. The refinancing is expected to close on October 17, 2013.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: October 15, 2013	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary