Form 10-Q
period 2013-11-30
SARATOGA INVESTMENT CORP.
filed 2014-01-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 14, 2014 was 5,379,616.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $180,323,606 and $130,465,086, respectively)	$179,759,938	$129,563,428
Control investments (cost of $16,555,808 and $18,944,966 respectively)	19,018,842	25,516,959
Total investments at fair value (amortized cost of $196,879,414 and $149,410,052 respectively)	198,778,780	155,080,387
Cash and cash equivalents	3,359,983	149,025
Cash and cash equivalents, reserve accounts	1,599,132	12,086,142
Interest receivable, (net of reserve of $310,146 and $53,543, respectively)	2,751,138	2,889,358
Due from manager	4,929	—
Deferred debt financing costs, net	4,008,926	2,090,184
Management fee receivable	166,682	215,853
Other assets	99,597	83,407
Receivable from unsettled trades	—	1,817,074
Total assets	$210,769,167	$174,411,430

LIABILITIES
Revolving credit facility	$4,000,000	$24,300,000
SBA debentures payable	40,000,000	36,000,000
Notes payable	48,300,000	—
Dividend payable	2,507,112	—
Management and incentive fees payable	3,587,061	4,509,322
Accounts payable and accrued expenses	381,485	435,038
Interest and debt fees payable	514,333	257,796
Due to manager	273,083	222,513
Total liabilities	$99,563,074	$65,724,669

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,379,616 and 4,730,116 common shares issued and outstanding, respectively	$5,380	$4,730
Capital in excess of par value	184,851,122	174,824,076
Distribution in excess of net investment income	(29,418,170)	(24,522,951)
Accumulated net realized loss from investments and derivatives	(46,131,603)	(47,289,427)
Net unrealized appreciation on investments and derivatives	1,899,364	5,670,333
Total Net Assets	111,206,093	108,686,761

Total liabilities and Net Assets	$210,769,167	$174,411,430

NET ASSET VALUE PER SHARE	$20.67	$22.98

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2013	2012	2013	2012

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$4,279,445	$2,190,350	$11,534,271	$6,129,508
Payment-in-kind interest income from Non-control/Non-affiliate investments	161,485	276,245	634,408	821,830
Control investments	556,291	1,046,285	2,791,830	3,186,751
Total interest income	4,997,221	3,512,880	14,960,509	10,138,089
Interest from cash and cash equivalents	1,316	731	7,181	5,368
Management fee income	421,198	500,454	1,400,039	1,500,519
Other income	381,480	19,750	838,956	172,310
Total investment income	5,801,215	4,033,815	17,206,685	11,816,286

EXPENSES
Interest and debt financing expenses	1,611,221	529,858	4,342,657	1,808,586
Base management fees	876,345	528,735	2,424,167	1,492,345
Professional fees	312,992	347,459	879,247	986,781
Administrator expenses	250,000	250,000	750,000	750,000
Incentive management fees	(561,539)	(412,654)	219,813	887,020
Insurance	117,955	128,891	357,184	389,506
Directors fees and expenses	35,978	53,705	131,978	155,705
General & administrative	251,058	117,357	440,844	265,720
Other expense	9,172	1,311	21,207	4,434
Total expenses	2,903,182	1,544,662	9,567,097	6,740,097

NET INVESTMENT INCOME	2,898,033	2,489,153	7,639,588	5,076,189

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	82,882	95,372	1,157,824	542,720
Net realized loss from derivatives	—	—	—	(131,000)
Net unrealized appreciation (depreciation) on investments	(1,713,025)	(1,838,957)	(3,770,968)	3,188,543
Net unrealized appreciation on derivatives	—	—	—	130,925
Net gain (loss) on investments	(1,630,143)	(1,743,585)	(2,613,144)	3,731,188

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,267,890	$745,568	$5,026,444	$8,807,377

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.19	$1.05	$2.25

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	4,851,451	3,970,447	4,770,267	3,907,696

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2013

(unaudited)

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 161.6% (b)
PATS Aircraft, LLC (d, g)	Aerospace	Common Stock	51,813	89,636	89,636	0.1%
PATS Aircraft, LLC (d)	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	$254,598	$254,598	0.2%
		Total Aerospace		344,234	344,234	0.3%
National Truck Protection Co., Inc. (d, g)	Automotive	Common Stock	1,116	1,000,000	1,120,330	1.0%
National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% (13.50% Cash/2.00% PIK), 9/13/2018	$8,250,000	8,250,000	8,250,000	7.4%
Take 5 Oil Change, L.L.C. (d, g)	Automotive	Common Stock	7,128	712,800	1,091,154	1.0%
		Total Automotive		9,962,800	10,461,484	9.4%
Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting A-1	2,535	220,900	302,020	0.3%
Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting B-1	1,600	139,424	190,624	0.2%
Legacy Cabinets, Inc. (d)	Building Products	First Lien Term Loan 7.25% (1.00% Cash/6.25% PIK), 5/3/2014	$260,521	260,521	260,521	0.2%
		Total Building Products		620,845	753,165	0.7%
ARSloane Acquistion, LLC (d)	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$1,000,000	990,265	1,001,300	0.9%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,941,650	6,051,000	5.4%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,877,686	7,385,000	6.7%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash 3.00% PIK), 3/29/2018	$7,451,002	7,324,751	7,451,002	6.7%
Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 14.00% (13.00% Cash/1.00% PIK), 12/28/2017	$5,753,427	5,660,528	5,753,427	5.2%
Emily Street Enterprises, L.L.C. (d, g)	Business Services	Warrant Membership Interests	49,318	400,000	488,741	0.4%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$4,000,000	3,962,643	3,990,000	3.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,971,697	2,000,000	1.8%
Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,100,922	6,200,000	5.6%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$5,000,000	4,951,958	5,000,000	4.5%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,451,490	2,472,000	2.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash, 2.00% PIK), 3/6/2018	$9,554,517	9,394,118	9,554,517	8.6%
Vector Controls Holding Co., LLC (d, g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	—	0.0%
		Total Business Services		56,027,708	57,346,987	51.6%
Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,776,785	3,738,991	3,635,156	3.3%
Targus Holdings, Inc. (d, g)	Consumer Products	Common Stock	62,413	566,765	680,302	0.6%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$1,914,341	1,914,341	1,320,582	1.2%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$371,073	366,112	345,148	0.3%
		Total Consumer Products		6,586,209	5,981,188	5.4%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,606,766	1,540,599	1,606,766	1.4%
Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 12.00% Cash, 12/28/2017	$4,642,500	4,557,379	4,642,500	4.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$4,596,774	4,553,840	4,596,774	4.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,929,239	5,000,000	4.5%
		Total Consumer Services		15,581,057	15,846,040	14.2%
M/C Acquisition Corp., L.L.C. (d, g)	Education	Class A Common Stock	544,761	30,241	—	0.0%

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,519,667	1,365,733	90,426	0.1%
		Total Education		1,395,974	90,426	0.1%
Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,883,558	6,883,558	6,752,082	6.1%
		Total Electronics		6,883,558	6,752,082	6.1%
USS Parent Holding Corp. (d, g)	Environmental	Non Voting Common Stock	765	133,002	192,577	0.2%
USS Parent Holding Corp. (d, g)	Environmental	Voting Common Stock	17,396	3,025,798	4,381,122	3.9%
		Total Environmental		3,158,800	4,573,699	4.1%
DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,500,000	2,475,815	2,512,500	2.2%
HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,912,548	4,220,000	3.8%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,114,855	5,093,700	5,080,585	4.6%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,533,219	2,501,656	2,533,219	2.3%
TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,864,440	2,848,866	2,850,118	2.6%
		Total Food and Beverage		16,832,585	17,196,422	15.5%
Bristol Hospice, LLC (d)	Healthcare Services	First Lien Term Loan 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,500,000	5,390,120	5,500,000	4.9%
Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term Loan 10.75% Cash, 12/27/2017	$6,500,000	6,391,338	6,500,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,500,000	4,413,884	4,421,250	4.0%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,468,750	2,445,338	2,474,922	2.2%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,500,000	4,412,915	4,432,500	4.0%
		Total Healthcare Services		23,053,595	23,328,672	20.9%

McMillin Companies L.L.C. (d, g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	556,046	375,705	0.3%
		Total Homebuilding		556,046	375,705	0.3%
Keystone Automotive Operations, Inc. (d)	Logistics	First Lien Term Loan 7.00% Cash, 8/15/2019	$5,000,000	4,928,468	5,056,500	4.5%
		Total Logistics		4,928,468	5,056,500	4.5%
Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,985,000	5,928,481	5,955,075	5.4%
		Total Manufacturing		5,928,481	5,955,075	5.4%
Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,685,465	6.0%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%
		Total Metals		8,859,634	6,685,465	6.0%
Network Communications, Inc. (d, g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,553,597	2,142,163	1,179,794	1.1%
		Total Publishing		2,142,163	1,179,794	1.1%
Community Investors, Inc. (d, g)	Software	Common Stock	1,282	1,282	1,564	0.0%
Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,150,000	6,040,876	6,150,000	5.5%
Community Investors, Inc. (d)	Software	Revolver	$166,667	—	—	0.0%
Community Investors, Inc. (d, g)	Software	Preferred Stock	148,718	148,718	181,436	0.2%
Pen-Link, Ltd. (d)	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,270,573	11,500,000	10.3%
		Total Software		17,461,449	17,833,000	16.0%
Sub Total Non-control/Non-affiliated investments				180,323,606	179,759,938	161.6%
Control investments - 17.1% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (d, e, f)	Structured Finance Securities	Other/Structured Finance Securities 14.78%, 10/17/2023	$30,000,000	16,555,808	19,018,842	17.1%
Sub Total Control investments				16,555,808	19,018,842	17.1%
TOTAL INVESTMENTS - 178.7% (b)				$196,879,414	$198,778,780	178.7%

(a)       All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Saratoga Investment Corp. CLO 2013-1, Ltd.

(b)       Percentages are based on net assets of $111,206,093 as of November 30, 2013.

(c)       Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)       These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e)       14.78% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(f)        As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,791,830	$1,400,039	$—	$2,463,034

(g) Non-income producing at November 30, 2013.

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

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,205,509	$2,000,072	$—	$6,571,992
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)	Non-income producing at February 28, 2013.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended November 30, 2013	For the nine months ended November 30, 2012
INCREASE FROM OPERATIONS:
Net investment income	$7,639,588	$5,076,189
Net realized gain from investments	1,157,824	542,720
Net realized loss from derivatives	—	(131,000)
Net unrealized appreciation (depreciation) on investments	(3,770,968)	3,188,543
Net unrealized appreciation on derivatives	—	130,925
Net increase in net assets from operations	5,026,444	8,807,377
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(12,534,807)	(16,475,809)
Net decrease in net assets from shareholder distributions	(12,534,807)	(16,475,809)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	10,027,695	13,180,503
Net increase in net assets from capital share transactions	10,027,695	13,180,503

Total increase in net assets	2,519,332	5,512,071
Net assets at beginning of period	108,686,761	97,380,150
Net assets at end of period	$111,206,093	$102,892,221

Net asset value per common share	$20.67	$21.75
Common shares outstanding at end of period	5,379,616	4,730,116

Distribution in excess of net investment income	$(29,418,170)	$(25,319,688)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended November 30, 2013	For the nine months ended November 30, 2012
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$5,026,444	$8,807,377
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(634,408)	(821,830)
Net accretion of discount on investments	(543,999)	(710,418)
Amortization of deferred debt financing costs	660,568	342,505
Net realized gain from investments	(1,157,824)	(542,720)
Net realized loss from derivatives	—	131,000
Net unrealized (appreciation) depreciation on investments	3,770,968	(3,188,543)
Net unrealized appreciation on derivatives	—	(130,925)
Proceeds from sale and redemption of investments	64,989,332	15,990,963
Purchase of investments	(110,122,464)	(34,658,367)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	10,487,010	21,747,012
Interest receivable	138,220	(216,782)
Due from manager	(4,929)	—
Management fee receivable	49,171	10,634
Other assets	(16,190)	75,850
Receivable from unsettled trades	1,817,074	59,511
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	(4,072,500)
Management and incentive fees payable	(922,261)	479,049
Accounts payable and accrued expenses	(53,553)	(196,907)
Interest and debt fees payable	256,537	87,162
Due to manager	50,570	(276,217)
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(26,209,734)	2,915,854

Financing activities
Borrowings on debt	8,000,000	7,350,000
Paydowns on debt	(24,300,000)	(8,500,000)
Issuance of notes	48,300,000	—
Debt financing cost	(2,579,308)	(597,000)
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	29,420,692	(1,747,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,210,958	1,168,854
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,025	1,325,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,359,983	$2,494,552

Supplemental Information:
Interest paid during the period	$3,425,552	$1,378,919

Supplemental non-cash information:
Paid-in-kind interest income	$634,408	$821,830
Net accretion of discount on investments	$543,999	$710,418
Amortization of deferred debt financing costs	$660,568	$342,505
Stock dividend distribution	$10,027,695	$13,180,503
Cash dividend payable	$2,507,112	$3,295,306

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of November 30, 2013 and February 28, 2013, there were no uncertain tax positions.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2013 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Middle market loans	$—	$—	$37,381	$37,381
First lien term loans	—	—	70,637	70,637
Second lien term loans	—	—	27,724	27,724
Senior secured notes	—	—	29,920	29,920
Unsecured notes	—	—	5,379	5,379
Structured finance securities	—	—	19,019	19,019
Equity interest	—	—	8,719	8,719
Total	$—	$—	$198,779	$198,779

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2013 (dollars in thousands):

	Middle market loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2013	$—	$83,792	$9,571	$23,305	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	396	(452)	120	(23)	339	(4,109)	(42)	(3,771)
Purchases and other adjustments to cost	37,031	38,305	20,693	14,366	166	—	740	111,301
Sales and redemptions	(46)	(51,667)	(3,031)	(7,728)	—	(2,389)	(128)	(64,989)
Net realized gains from investments	—	659	371	—	—	—	128	1,158
Balance as of November 30, 2013	$37,381	$70,637	$27,724	$29,920	$5,379	$19,019	$8,719	$198,779

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

The net change in unrealized gain/(loss) on investments held for the nine months ended November 30, 2013 and 2012, was $(3,890,205) and $3,318,830, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2013 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
First lien term loans	$108,018	Market Comparables	Market Yield (%)	5.4% - 15.5%	10.2%
			EBITDA Multiples (x)	3.0x – 4.0x	4.0x
			Third-Party Bid	85.0% - 101.1%	98.8%
Second lien term loans	27,724	Market Comparables	Market Yield (%)	9.5% - 12.2%	11.5%
			Third-Party Bid	98.9% - 100.0%	99.4%
Senior secured notes	29,920	Market Comparables	Market Yield (%)	9.9% - 42.5%	12.5%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	105.5%	105.5%
Unsecured notes	5,379	Market Comparables	Market Yield (%)	8.0% - 23.0%	14.4%
Structured finance securities	19,019	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Equity interests	8,719	Market Comparables	EBITDA Multiples (x)	4.0x – 8.0x	7.3x

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

The composition of the Company’s investments as of November 30, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle market loans	$36,985	18.8%	$37,381	18.8%
First lien term loans	71,182	36.1	70,637	35.5
Second lien term loans	27,507	14.0	27,724	13.9
Senior secured notes	31,257	15.9	29,920	15.1
Unsecured notes	6,924	3.5	5,379	2.7
Structured finance securities	16,556	8.4	19,019	9.6
Equity interest	6,468	3.3	8,719	4.4
Total	$196,879	100.0%	$198,779	100.0%

The composition of the Company’s investments as of February 28, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$83,886	56.2%	$83,792	54.0%
Second lien term loans	9,473	6.3	9,571	6.2
Senior secured notes	24,619	16.5	23,305	15.0
Unsecured notes	6,758	4.5	4,874	3.1
Structured finance securities	18,945	12.7	25,517	16.5
Equity interest	5,729	3.8	8,021	5.2
Total	$149,410	100.0%	$155,080	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2013. The significant inputs for the valuation model include:

•                  Default rates: 2.0%

•                  Recovery rates: 35-75%

•                  Prepayment rate: 25.0%

•                  Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016.  The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp.  We receive a senior collateral management fee of 0.25% and a subordinate collateral management fee of 0.25% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds.  We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%. For the nine months ended November 30, 2013 and November 30, 2012, we accrued $1.4 million and $1.5 million in management fee income, respectively, and $2.8 million and $3.2 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At November 30, 2013, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $19.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2013, Saratoga CLO had investments with a principal balance of $300.6 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $284.9 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2013, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $24.8 million, which had a present value of approximately $19.3 million, using a 10.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of November 30, 2013 and February 28, 2013 and for the three and nine months ended November 30, 2013 and November 30, 2012.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	November 30, 2013	February 28, 2013
	(unaudited)
ASSETS

Investments
Fair Value Loans	$299,763,643	$362,494,006
Fair Value Other/Structured finance securities	—	11,925,973
Total investments at fair value	299,763,643	374,419,979
Cash and cash equivalents	15,744,170	28,804,871
Receivable from open trades	503,125	5,131,538
Interest receivable	1,635,813	1,584,985
Other assets	84,909	—
Deferred bond issuance	2,222,893	2,092,787
Total assets	$319,954,553	$412,034,160

LIABILITIES

Interest payable	$728,357	$666,121
Payable from open trades	15,430,312	16,346,250
Accounts payable and accrued expenses	72,927	—
Accrued senior collateral monitoring fee	83,341	43,171
Accrued subordinate collateral monitoring fee	83,341	172,682
Class A notes - GSCIC CLO 2007, Ltd.	—	296,000,000
Class B notes - GSCIC CLO 2007, Ltd.	—	22,000,000
Discount on class B notes - GSCIC CLO 2007, Ltd.	—	(417,011)
Class C notes - GSCIC CLO 2007, Ltd.	—	14,000,000
Class D notes - GSCIC CLO 2007, Ltd.	—	16,000,000
Discount on class D notes - GSCIC CLO 2007, Ltd.	—	(441,136)
Class E notes - GSCIC CLO 2007, Ltd.	—	17,960,044
Discount on class E notes - GSCIC CLO 2007, Ltd.	—	(1,134,778)
Class X Notes - SIC CLO 2013-1, Ltd.	2,500,000	—
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	—
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,715,276)	—
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	—
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(177,800)	—
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	—
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(1,154,989)	—
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	—
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(719,102)	—
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	—
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(933,450)	—
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	—
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,759,825)	—
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	—
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(640,080)	—
Subordinated Notes	30,000,000	30,000,000
Total liabilities	$324,197,756	$411,195,343

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain (loss)	838,567	(5,963,092)
Net income	(5,082,020)	6,801,659
Total Net Assets	(4,243,203)	838,817

Total liabilities and net assets	$319,954,553	$412,034,160

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2013	2012	2013	2012
INVESTMENT INCOME
Interest from investments	$3,552,429	$4,843,433	$12,160,257	$14,699,180
Interest from cash and cash equivalents	2,030	2,718	6,481	13,550
Other income	214,092	292,475	891,358	607,648
Total investment income	3,768,551	5,138,626	13,058,096	15,320,378

EXPENSES
Interest expense	6,906,431	8,076,898	9,944,427	11,652,383
Professional fees	62,452	46,134	387,380	293,392
Misc. Fee Expense	4,198	15,494	164,989	83,081
Senior collateral monitoring fee	134,244	100,091	330,012	300,104
Subordinate collateral monitoring fee	286,953	400,363	1,070,026	1,200,415
Trustee expenses	21,012	25,778	69,383	75,646
Amortization expense	3,692,220	253,635	4,201,074	762,489
Total expenses	11,107,510	8,918,393	16,167,291	14,367,510

NET INVESTMENT INCOME	(7,338,959)	(3,779,767)	(3,109,195)	952,868

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	(9,292,595)	269,472	(8,840,995)	1,681,602
Net unrealized appreciation on investments	10,367,981	782,564	6,868,170	2,091,233
Net gain/(loss) on investments	1,075,386	1,052,036	(1,972,825)	3,772,835

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,263,573)	$(2,727,731)	$(5,082,020)	$4,725,703

GSC Investment Corp.

Schedule of Investments

November 30, 2013

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Preferred Warrants (2013)	Equity	0.00%		7,291	$—	$—
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	—
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,965,150	1,953,154	1,974,150
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,173,199	4,107,534	4,171,113
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,482,500	3,478,743	3,473,794
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	$3,208,854	3,194,077	3,227,754
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	$500,000	497,500	501,565
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	7.25%	1/30/2019	$1,066,938	1,062,273	1,075,612
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,965,000	1,933,308	1,976,456
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,945,000	1,935,496	1,963,847
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	$79,187	79,187	79,328
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	$43,961	43,961	44,039
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.69%	7/26/2016	$977,380	977,380	979,120
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.75%	7/26/2016	$2,545,700	2,545,700	2,550,231
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	$500,000	498,753	501,875
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,616,648	5,567,444	5,612,772
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.20%	2/28/2017	$993,333	992,400	985,884
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,801,525	3,801,525	3,825,285
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,887,500	4,872,855	4,887,500
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,415,023	1,386,045	1,423,867
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$500,000	499,375	501,795
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	3.97%	7/25/2017	$1,975,087	1,975,087	1,989,585
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$500,000	497,500	501,455
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,285	747,769	755,900
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.01%	3/16/2017	$1,983,998	2,002,588	1,988,958
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	$2,762,958	2,755,664	2,777,768
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	5.50%	3/18/2019	$2,870,466	2,819,817	2,874,054
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$990,000	981,827	992,475
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,143,450	2,148,234	2,153,503
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	$2,675,560	2,652,296	2,635,578
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	4.75%	8/1/2018	$3,342,357	3,334,996	3,334,001
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.03%	10/31/2016	$2,181,792	2,209,793	2,204,700
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,689,447	2,679,082	2,650,450
CHS/Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.77%	1/25/2017	$4,064,516	3,983,104	4,083,457
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	$886,841	882,016	884,624
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	$492,500	490,626	494,347
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,792,984	4,814,868
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$750,000	749,063	750,705
Crown Castle Operating Company	Telecommunications/Cellular	New Tranche B Term Loan	Loan	3.25%	1/31/2019	$1,965,129	1,947,580	1,961,160
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$789,663	736,761	744,257
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	729,134	669,604
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,919,395	3,919,395	3,938,013
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,841,340	3,800,100	3,745,306
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,304,067	4,336,219	4,318,873
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,000,000	1,987,500	1,979,100
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	$248,750	248,750	250,926
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$500,000	499,375	503,125
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	3.75%	2/14/2020	$3,967,549	3,958,640	3,973,659
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$547,845	543,089	551,270
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,892,866	3,742,224	3,751,749
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	$1,000,000	995,000	1,005,000
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	$1,000,000	997,500	997,340
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$493,763	489,672	494,533
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,220,981	2,176,995	2,192,108
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,310,508	1,269,309	1,293,471
First Data Corporation	Financial Intermediaries	2017 New Dollar Term Loan	Loan	4.20%	3/24/2017	$2,111,028	2,024,861	2,115,545
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,227,784	2,295,032
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,000,000	997,506	1,008,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	0.50%	11/6/2020	$203,704	(1,015)	—
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	$796,296	792,329	799,784
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$1,500,000	1,488,750	1,492,065
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$870,595	854,438	870,596
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	$1,925,000	1,920,549	1,886,500
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,938,226	4,035,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,431,901	3,424,917	3,447,207
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Term Loan B	Loan	4.19%	1/4/2021	$3,500,000	3,482,500	3,491,250
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,277,143	3,211,147	3,260,757
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	$5,734,690	5,384,082	5,735,206
Health Management Associates, Inc.	Healthcare	Replacement Term B Loan	Loan	3.50%	11/16/2018	$2,902,198	2,881,300	2,899,934
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	$2,977,500	3,015,577	2,987,058
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	5.25%	5/22/2018	$985,000	970,072	987,049
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	$2,343,750	2,338,831	2,341,547
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	$3,581,279	3,566,068	3,402,215
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	$3,920,000	3,890,303	3,913,140
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.34%	4/5/2018	$1,776,183	1,762,209	1,783,803
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	486,248
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$975,000	975,000	978,354
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,570,786	2,560,260	2,579,630
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	5.50%	5/4/2018	$491,291	475,733	496,081
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$497,500	497,500	498,789
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$500,000	500,000	501,665
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$2,503,704	2,498,783	2,509,337
Murray Energy Corporation	Nonferrous Metals/Minerals	Term Loan	Loan	5.25%	12/5/2019	$1,000,000	995,000	1,006,560
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,052,802	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,953,845	2,950,975	2,955,707
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,870,017	4,881,756	4,890,325
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	492,468
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	3.25%	7/1/2018	$3,910,350	3,883,871	3,902,099
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$811,398	811,398	795,843
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$142,785	140,705	144,034
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,911,364	1,898,879	1,904,196
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	$4,589,251	4,568,158	4,637,622
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$982,500	969,678	983,728
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$990,000	982,057	994,950
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$1,000,000	995,008	1,005,000
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,488,520	1,486,977	1,494,340
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,965,150	1,939,872	1,976,037
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	$4,975,000	4,963,546	4,967,537
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	$640,152	631,802	641,432
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,950,545	1,938,754	1,956,650
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	$500,000	500,000	500,000
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,657,766	3,682,682
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$500,000	496,250	501,875
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	3.75%	4/1/2018	$1,667,645	1,667,645	1,666,944
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,980,000	1,980,000	1,992,375
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,965,019	1,937,386	1,962,975
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$984,711	973,689	964,249
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	$1,562,552	1,551,261	1,556,692
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	$1,344,450	1,339,323	1,332,686
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,321,522	5,295,174	5,334,826
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,736	453,538
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$1,028,552	1,028,552	1,038,673
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,950,000	1,944,392	1,957,313
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,829,894	2,837,963	2,796,303
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	$3,890,450	3,871,140	3,773,736
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$809,113	797,330	816,192
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$930,812	918,936	937,216
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,179,811	3,264,486
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	$3,332,387	3,305,173	3,319,891
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	5.00%	6/7/2019	$69,095	68,459	69,245
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	5.00%	6/7/2019	$667,916	661,768	669,372
Starwood Property Trust, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	3.50%	4/17/2020	$1,000,000	995,000	995,000
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,358,746	1,358,765
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$304,311	301,990	305,165

SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	$4,232,479	4,102,130	4,264,223
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$271,966	264,559	200,235
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$479,913	476,202	481,113
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,477,584	1,469,122	1,482,889
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,398,750	4,384,292	4,398,750
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$3,850,000	3,836,769	3,830,750
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,397,848	2,402,435	2,404,442
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,908,879	4,917,572	4,929,742
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,902,083	1,895,039	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$493,769	485,612	495,211
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	$160,555	159,574	160,823
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$122,808	122,393	123,013
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	$820,264	815,255	821,634
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.75%	6/8/2017	$1,955,100	1,945,825	1,959,988
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,840,788	2,797,837	2,819,482
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,462,687	2,434,442	2,477,315
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,894,939	3,894,181	3,830,555
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.50%	3/1/2020	$2,985,000	2,968,357	2,996,582
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	973,715	1,004,170
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,947,688	2,935,872	2,966,494
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	$1,905,600	1,897,155	1,912,269
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,962,285	2,962,285	2,985,747
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,658,446	3,658,446	3,563,948
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,985,000	2,010,492	1,985,000
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$682,179	675,977	681,968
West Corporation	Telecommunications	Term B-8 Loan	Loan	3.75%	6/30/2018	$2,926,111	2,969,883	2,936,674
Western Refining, Inc.	Oil & Gas	Term Loan 2013	Loan	4.25%	11/12/2020	$250,000	250,000	252,032
							$298,318,837	$299,763,643

GSC Investment Corp. CLO 2007

Schedule of Investments

February 28, 2013

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,980,037	1,966,002	2,000,927
ACCO Brands Corporation	Conglomerate	Term B Loan	Loan	4.25%	5/1/2019	$351,944	348,847	354,584
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,120,774	4,216,082
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,662	3,552,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,333,081	3,369,204
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	0.00%	1/30/2019	$1,075,000	1,069,625	1,087,008
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,980,000	1,941,348	1,999,444
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,960,000	1,953,535	1,963,920
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.45%	7/26/2016	$79,187	79,187	79,600
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.45%	7/26/2016	$43,961	43,961	44,190
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.45%	7/26/2016	$1,204,093	1,204,093	1,210,366
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.52%	7/26/2016	$2,545,700	2,545,700	2,558,963
Armstrong World Industries, Inc	Building and Development	Term Loan B-1	Loan	4.00%	3/10/2018	$2,122,931	2,109,740	2,124,268
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$968,750	960,226	973,594
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,659,091	5,602,698	5,674,144
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.96%	8/30/2016	$1,018,699	1,017,479	1,013,606
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,281	3,077,278
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,830,768	3,830,768	3,853,522
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,925,000	4,907,124	4,925,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,570,579	1,532,447	1,585,170
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	4.00%	7/25/2017	$1,990,013	1,990,013	2,003,445
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	5.00%	1/30/2019	$1,000,000	990,101	1,007,500
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	0.00%	3/16/2017	$2,000,000	2,022,500	2,013,340
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	5.50%	2/23/2017	$2,776,843	2,767,803	2,802,306
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,976,290	2,931,556	2,983,730
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$997,500	988,136	1,005,400
Capital Automotive L.P.	Conglomerate	Tranche B Term Loan	Loan	5.25%	3/11/2017	$2,811,086	2,817,777	2,823,961
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,699,305	2,669,394	2,658,816
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,605,198	3,595,976	3,641,214
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.06%	10/31/2016	$2,198,534	2,219,212	2,208,911
Cenveo Corporation	Publishing	Term B Facility	Loan	7.00%	12/21/2016	$2,437,399	2,421,925	2,444,516
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.46%	9/6/2016	$2,047,547	2,044,048	2,057,785
Charter Communications Operating, LLC	Cable and Satellite Television	Term D Loan	Loan	4.00%	5/15/2019	$1,985,000	1,976,313	2,000,503
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.79%	1/25/2017	$4,064,516	3,963,653	4,090,935
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.75%	2/28/2018	$1,066,260	1,059,429	1,068,925
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,400,891	2,578,210
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	4.00%	3/28/2019	$496,250	494,095	501,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,789,964	4,829,862
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,980,000	1,963,120	1,989,484
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$795,675	732,459	729,372
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	720,189	604,343
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,949,622	3,949,622	3,977,822
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,970,010	3,919,904	3,910,460

Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,438,139	4,473,061	4,443,687
Delphi Corporation	Electronics/Electric	Tranche A Term Loan Retired 03/01/2013	Loan	4.25%	3/31/2016	$1,683,357	1,685,403	1,682,650
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	0.00%	1/31/2020	$250,000	250,000	250,783
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,977,500	2,928,511	3,037,050
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	0.00%	2/14/2020	$4,000,000	3,990,000	3,990,000
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	567,732	577,606
Education Management LLC	Leisure	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,925,006	3,727,372	3,263,878

eInstruction Corporation	Goods/Activities/Movies Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,611	117,647
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,786,475	1,768,892	1,786,475
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$497,503	492,828	501,702
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,589,036	2,498,894	2,467,351
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,320,937	1,264,234	1,258,853
First Data Corporation	Financial Intermediaries	2017 Dollar Term Loan	Loan	5.20%	3/24/2017	$2,111,028	2,027,434	2,111,914
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,216,829	2,261,591
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan Retired 03/01/2013	Loan	4.45%	12/1/2016	$2,534,348	2,450,139	2,535,945
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,683,533	3,715,723
Generac Power Systems, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	5/30/2018	$906,111	890,154	923,590
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,746,591	4,757,841	4,774,548
Global Tel*Link Corporation	Business Equipment and Services	Replacement Term Loan	Loan	6.00%	12/14/2017	$1,964,912	1,960,077	1,967,368
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,929,629	4,015,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,465,982	3,457,357	3,481,371
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,336,378	3,252,391	3,311,355
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.00%	12/1/2016	$3,910,667	3,920,277	3,925,332
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.45%	5/1/2018	$5,734,690	5,440,293	5,764,912
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$2,970,000	2,945,366	2,993,344
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	0.00%	3/11/2018	$3,000,000	3,045,000	3,045,000
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.95%	7/31/2014	$3,030,606	2,983,167	530,356
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$992,500	974,925	997,463
Hologic, Inc.	Healthcare	Tranche A Term Loan	Loan	3.20%	8/1/2017	$2,437,500	2,432,069	2,439,328
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.54%	8/22/2014	$3,679,939	3,647,610	3,385,544
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.75%	4/19/2017	$3,920,000	3,883,690	3,920,000
Infor (US), Inc. ((fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,990,013	1,971,642	2,011,166
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	484,093
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$982,500	982,500	982,726
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,590,213	2,577,375	2,598,838
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/24/2017	$3,625,323	3,577,074	3,634,387
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$495,000	478,661	501,034
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	504,065
MetroPCS Wireless, Inc.	Telecommunications	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,489,192	2,491,685	2,495,938
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	501,110
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/20/2020	$2,688,796	2,682,872	2,697,212
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,050,910	1,089,607
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$3,000,000	2,996,317	2,992,500
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$987,500	968,539	988,734
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,920,009	3,946,297	3,924,909
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	495,128
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,940,000	3,910,795	3,958,557
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.00%	4/7/2017	$820,339	820,339	824,695
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$148,875	146,330	149,992
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,413,048	2,399,166	2,434,114
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,909,816	4,893,453	4,916,739
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$990,000	974,594	988,763
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$997,500	988,412	1,007,475
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$357,331	239,023	276,932
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.72%	7/14/2016	$2,775,888	2,719,125	2,776,748
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$985,013	983,123	988,431

PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,329	1,501,784
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,980,000	1,950,704	1,989,583
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,682	50,765
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,178	417,861
Pinnacle Foods Finance LLC	Food Products	Extended Initial Term Loan	Loan	3.70%	10/2/2016	$5,726,579	5,491,534	5,761,168
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	7.50%	12/15/2016	$1,980,000	1,949,170	1,841,400
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.76%	1/31/2019	$679,545	669,390	683,507
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,853	1,961,045
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,653,803	3,716,810
Ranpak Corp.	Food/Drug Retailers	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,396,012	2,387,700	2,384,032
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,995,000	1,995,000	2,005,454
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,995,000	1,995,000	2,017,244
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,980,000	1,947,152	1,986,197
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$992,500	979,782	937,297
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$1,860,226	1,843,739	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,384,706	1,378,679	1,389,899
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,498,210	4,459,450	4,432,399
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,398,833	5,373,794	5,449,474
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,977,810	1,965,672	1,985,226
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,444	460,692
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Telecommunications	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,985,000	1,967,961	1,975,075
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$2,969,849	2,969,849	2,986,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,965,000	1,958,111	1,961,070
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,851,387	2,861,398	2,857,089
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,920,000	3,895,621	3,906,946
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$843,625	829,202	849,952
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$969,244	954,866	976,310
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,165,384	3,154,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,441,181	3,411,986	3,458,386
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$811,071	803,796	817,138
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$83,904	83,151	84,531
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,359	1,370,729
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	3.85%	2/28/2016	$4,253,748	4,184,167	4,260,086
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$497,687	493,012	500,544
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$289,811	281,918	214,875
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$497,500	493,115	500,609
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,488,750	1,478,991	1,498,859
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,432,500	4,415,534	4,432,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$4,000,000	3,981,089	3,980,000
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.73%	10/10/2014	$5,580,862	5,527,535	4,012,249
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,431,854	2,437,744	2,450,093
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,945,974	4,955,789	4,955,587
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	5.50%	5/3/2018	$1,990,000	1,981,374	2,008,666
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$497,500	488,158	501,853
Tube City IMS Corporation	Steel	Term Loan	Loan	5.75%	3/20/2019	$992,500	983,864	1,001,184
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$161,778	160,586	162,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$123,747	123,243	124,444
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$826,540	820,452	831,193
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,970,000	1,962,974	1,974,925
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,858,339	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,481,281	2,448,808	2,486,715
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,924,924	3,924,007	3,902,670
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.75%	3/1/2020	$3,000,000	2,981,257	3,000,870
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,954	1,010,000
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,985,000	2,972,608	3,006,462

Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,063,393	1,058,765	1,065,520
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,920,000	1,913,087	1,921,920
Vertafore, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,984,781	2,984,781	3,018,360
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,696,942	3,696,942	3,518,269
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$2,000,000	2,029,513	2,007,500
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.56%	6/30/2016	$2,700,529	2,667,383	2,701,879
Wendy’s International, Inc	Food Services	Term Loan	Loan	4.75%	5/15/2019	$997,500	988,532	1,006,098
West Corporation	Telecommunications	Term B-8 Loan	Loan	4.25%	6/30/2018	$2,971,535	3,023,298	2,978,964
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$854,821	846,633	861,233
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,236,833	2,268,876
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,258,888	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.80%	4/19/2021	$4,000,000	3,386,571	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.80%	1/25/2019	$5,000,000	4,339,337	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.90%	4/17/2021	$5,000,000	4,054,241	3,500,000
							$379,843,341	$374,419,979

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

For the three months ended November 30, 2013 and 2012 we incurred $0.9 million and $0.5 million in base management fees, respectively. For the three months ended November 30, 2013 and 2012, we accrued $0.2 million, and $0.1 million in incentive fees related to pre-incentive fee net investment income. For the three months ended November 30, 2013 and 2012 there was a reduction of $0.8 million and $0.5 million in incentive management fees related to capital gains, respectively. For the nine months ended November 30, 2013 and 2012 we incurred $2.4 million and $1.5 million in base management fees, respectively. For the nine months ended November 30, 2013 and 2012, we accrued $1.0 million, and $0.4 million in incentive fees related to pre-incentive fee net investment income. For the nine months ended November 30, 2013 there was a reduction of $0.8 million in incentive management fees related to capital gains. For the nine months ended November 30, 2012, we accrued $0.5 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2013, $0.9 million of base management fees and $2.7 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2013, $0.6 million of base management fees and $3.9 million of incentive fees were accrued and included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2013 and 2012, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. For the nine months ended November 30, 2013 and 2012, we recognized $0.8 million and $0.8 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of November 30, 2013, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

As of November 30, 2013, there was $4.0 million of outstanding borrowings under the Replacement Facility and the Company was in compliance with all of the limitations and requirements of the Replacement Facility. $2.3 million of financing costs related to the Replacement Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2013 and 2012, we recorded $0.1 million and $0.4 million of interest expense, respectively. For the three months ended November 30, 2013 and 2012, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Replacement Facility, respectively. The interest rates during the nine months ended November 30, 2013 and 2012 on the outstanding borrowings under the Replacement Facility were 7.50% and 7.50%, respectively. For the nine months ended November 30, 2013 and 2012, we recorded $0.8 million and $1.5 million of interest expense, respectively. For the nine months ended November 30, 2013 and 2012, we recorded $0.3 million and $0.3 million of amortization of deferred financing costs related to the Replacement Facility, respectively.

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

Our borrowing base under the Replacement Facility was $48.2 million subject to the Replacement Facility cap of $45.0 million at November 30, 2013. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2013 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2013. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2013, we have funded SBIC LP with $32.0 million of equity capital, and have $40.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2013, there was $40.0 million outstanding of SBA debentures. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.5 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three and nine months ended November 30, 2013, the Company recorded $0.3 million and $0.9 million, respectively, of interest expense related to the SBA debentures. For the three and nine months ended November 30, 2012, the Company recorded $0.001 million and $0.001 million, respectively, of interest expense related to the SBA debentures. For the three and nine months ended November 30, 2013, the Company recorded $0.05 million and $0.2 million, respectively, of amortization of deferred financing costs related to the SBA debentures. For the three and nine months ended November 30, 2012, the Company recorded $0.03 million and $0.04 million, respectively, of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the nine months ended November 30, 2013 and 2012 on the outstanding borrowings of the SBA debentures was 2.99% and 1.47%, respectively.

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

As of November 30, 2013, the carrying amount and fair value of the Notes was $48.3 million and $49.3 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date.  As of November 30, 2013, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes.  For the three and nine months ended November 30, 2013, we recorded $0.9 million and $2.0 million, respectively, of interest expense and $0.09 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes.

Note 7. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2013 and 2012, we accrued $0.04 million and $0.05 million for directors’ fees expense, respectively. For the nine months ended November 30, 2013 and 2012, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively. As of November 30, 2013 and February 28, 2013, $0.02 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2013, we had not issued any common stock to our directors as compensation for their services.

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

On October 30, 2013, the Company declared a dividend of $2.65 per share payable on December 27, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended November 30, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and diluted	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net increase in net assets from operations	$1,268	$746	$5,026	$8,807
Weighted average common shares outstanding	4,851,451	3,970,447	4,770,267	3,907,696
Earnings (loss) per common share-basic and diluted	$0.26	$0.19	$1.05	$2.25

Note 10. Dividend

On October 30, 2013, the Company declared a dividend of $2.65 per share payable on December 27, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share.

Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 14, and 16, 2013. The consolidated financial statements for the period ended November 30, 2013 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended November 30, 2013 and 2012:

	November 30, 2013	November 30, 2012
Per share data:
Net asset value at beginning of period	$22.98	$25.12
Net investment income(1)	1.60	1.30
Net realized and unrealized gains and (losses) on investments and derivatives	(0.55)	0.95
Net increase in net assets from operations	1.05	2.25
Distributions declared from net investment income	(2.65)	(4.25)
Other (2)	(0.71)	(1.37)
Net asset value at end of period	$20.67	$21.75
Net assets at end of period	$111,206,093	$102,892,221
Shares outstanding at end of period	5,379,616	4,730,116
Per share market value at end of period	$15.64	$15.70
Total return based on market value(3)	7.66%	26.07%
Total return based on net asset value(4)	5.40%	10.43%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(5)	9.12%	6.63%
Ratio of operating expenses to average net assets(5)	5.97%	5.29%
Ratio of incentive management fees to average net assets(5)	0.26%	1.16%
Ratio of debt related expenses to average net assets(5)	5.18%	2.36%
Ratio of total expenses to average net assets(5)	11.42%	8.81%
Portfolio turnover rate(6)	36.80%	14.64%

(1)                                 Net investment income per share is calculated using the weighted average shares outstanding during the period.

(2)                                 Represents the dilutive effect of issuing common stock below net asset value per share during the period.

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

(4)                                 Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.

(5)                                 Ratios are annualized.

(6)                                 Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

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

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended November 30, 2013.

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by SIA and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a senior collateral management fee of 0.25% and a subordinate collateral management fee of 0.25% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At November 30, 2013	At February 28, 2013
	($ in millions)
Number of investments(1)	57	44
Number of portfolio companies(1)	36	28
Average investment size(1)	$3.2	$2.9
Weighted average maturity(1)	4.6yrs	3.7yrs
Number of industries(1)	17	15
Average investment per portfolio company(1)	$5.0	$4.6
Non-performing or delinquent investments(1)	$0.4	$6.7
Fixed rate debt (% of interest bearing portfolio)(2)	$64.2(37.5)%	$53.4(43.9)%
Weighted average current coupon(2)	13.1%	12.6%
Floating rate debt (% of interest bearing portfolio)(2)	$106.8(62.5)%	$68.2(56.1)%
Weighted average current spread over LIBOR(2)	7.3%	7.5%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended November 30, 2013, we made $22.3 million investments in new or existing portfolio companies and had $9.9 million in aggregate amount of exits and repayments resulting in net investments of $12.4 million for the period. During the three months ended November 30, 2012, we made $6.4 million investments in new or existing portfolio companies and had $1.5 million in aggregate amount of exits and repayments resulting in net investments of $4.9 million for the period.

During the nine months ended November 30, 2013, we made $110.1 million investments in new or existing portfolio companies and had $65.0 million in aggregate amount of exits and repayments resulting in net investments of $45.1 million for the period. During the nine months ended November 30, 2012, we made $34.7 million investments in new or existing portfolio companies and had $16.0 million in aggregate amount of exits and repayments resulting in net investments of $18.7 million for the period.

Our portfolio composition based on fair value at November 30, 2013 and February 28, 2013 was as follows:

Portfolio composition

	At November 30, 2013		At February 28, 2013
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Middle market loans	18.8%	6.4%	—%	—%
First lien term loans	35.5	11.1	54.0	10.0
Second lien term loans	13.9	11.2	6.2	11.1
Senior secured notes	15.1	14.2	15.0	14.8
Unsecured notes	2.7	15.1	3.1	16.4
Saratoga CLO subordinated notes	9.6	11.7	16.5	27.1
Equity interests	4.4	N/A	5.2	N/A
Total	100.0%	10.8%	100.0%	14.0%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2013 and February 28, 2013, was composed of $300.6 million and $383.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in GSC Investment Corp. CLO 2013-1, LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013). We do not consolidate the Saratoga CLO portfolio in our financial statements. However, at November 30, 2013, $298.1 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.6 million. At February 28, 2013, $368.9 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.0 million.

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

The CMR distribution of our investments at November 30, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At November 30, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$154,291	77.6%	$100,170	64.6%
Yellow	15,479	7.8	8,143	5.3
Red	1,271	0.6	13,229	8.5
N/A(1)	27,738	14.0	33,538	21.6
Total	$198,779	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2013 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At November 30, 2013		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$271,830	90.7%	$318,181	85.0%
Yellow	26,320	8.8	50,677	13.5
Red	1,614	0.5	5,562	1.5
Total	$299,764	100.0%	$374,420	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at November 30, 2013 and February 28, 2013.

	At November 30, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$57,347	28.8%	$22,155	14.3%
Healthcare Services	23,329	11.7	12,400	8.0
Structured Finance Securities(1)	19,019	9.6	25,517	16.5
Software	17,833	9.0	—	—
Food and Beverage	17,196	8.7	18,199	11.7
Consumer Services	15,846	8.0	10,654	6.9
Automotive	10,462	5.3	14,805	9.5
Electronics	6,752	3.4	6,721	4.3
Metals	6,685	3.4	6,724	4.3
Consumer Products	5,981	3.0	13,727	8.9
Manufacturing	5,955	3.0	—	—
Logistics	5,056	2.5	11,181	7.2
Environmental	4,574	2.3	2,992	1.9
Publishing	1,180	0.6	5,631	3.6
Building Products	753	0.4	267	0.2
Homebuilding	376	0.2	315	0.2
Aerospace	344	0.1	3,500	2.3
Education	91	0.0	292	0.2
Total	$198,779	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at November 30, 2013 and February 28, 2013.

	At November 30, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare	$35,971	12.0%	$40,502	10.8%
Business Equipment and Services	28,492	9.5	28,300	7.6
Conglomerate	25,360	8.5	29,888	8.0
Chemicals/Plastics	24,037	8.0	28,817	7.7
Industrial Equipment	21,776	7.3	21,864	5.8
Aerospace and Defense	20,142	6.7	20,914	5.6
Drugs	17,688	5.9	18,226	4.9
Food Products	17,110	5.7	21,016	5.6
Electronics/Electric	13,193	4.4	26,321	7.0
Retailers (Except Food and Drugs)	10,699	3.6	19,050	5.1
Automotive	10,298	3.4	10,625	2.8
Leisure Goods/Activities/Movies	9,154	3.1	8,879	2.4
Financial Intermediaries	9,151	3.1	20,199	5.4
Brokers/Dealers/Investment Houses	6,752	2.2	3,311	0.9
Telecommunications	6,414	2.1	10,951	2.9
Utilities	5,859	1.9	9,932	2.6
Food Services	5,650	1.9	5,491	1.5
Insurance	5,613	1.9	6,648	1.8
Nonferrous Metals/Minerals	5,334	1.8	5,187	1.4
Publishing	3,156	1.1	5,657	1.5
Telecommunications/Cellular	3,037	1.0	3,076	0.8
Home Furnishings	2,874	1.0	2,984	0.8
Oil & Gas	2,741	0.9	—	—
Cable and Satellite Television	2,650	0.9	4,058	1.1
Food/Drug Retailers	2,461	0.8	4,329	1.1
Containers/Glass Products	1,903	0.6	2,009	0.5
Ecological Services and Equipment	1,245	0.4	753	0.2
Broadcast Radio and Television	1,004	0.3	1,010	0.3
Lodging and Casinos	—	—	7,400	2.0
Beverage and Tobacco	—	—	3,037	0.8
Building and Development	—	—	2,124	0.6
Steel	—	—	1,001	0.3
Clothing/Textiles	—	—	861	0.2
Total	$299,764	100.0%	$374,420	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at November 30, 2013 and February 28, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At November 30, 2013		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$76,308	38.4%	$70,476	45.4%
West	43,507	21.9	26,573	17.1
Midwest	38,379	19.3	18,469	11.9
Northeast	21,566	10.8	14,045	9.1
Other(1)	19,019	9.6	25,517	16.5
Total	$198,779	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2013 and 2012 are as follows:

	For the three months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Total investment income	$5,801	$4,034
Total expenses, net	2,903	1,545
Net investment income	2,898	2,489
Net realized gains	83	95
Net unrealized losses	(1,713)	(1,839)
Net increase in net assets resulting from operations	$1,268	$745

	For the nine months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Total investment income	$17,206	$11,816
Total expenses, net	9,567	6,740
Net investment income	7,639	5,076
Net realized gains	1,158	412
Net unrealized gains (losses)	(3,771)	3,319
Net increase in net assets resulting from operations	$5,026	$8,807

Investment income

The composition of our investment income for the three and nine months ended November 30, 2013 and 2012 was as follows:

	For the three months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Interest from investments	$4,997	$3,513
Management fee income from Saratoga CLO	421	500
Interest from cash and cash equivalents and other income	383	21
Total	$5,801	$4,034

	For the nine months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Interest from investments	$14,961	$10,138
Management fee income from Saratoga CLO	1,400	1,501
Interest from cash and cash equivalents and other income	845	177
Total	$17,206	$11,816

For the three months ended November 30, 2013, total investment income increased $1.8 million, or 43.8% compared to the three months ended November 30, 2012. The increase in total investment income for the three months ended November 30, 2013 versus the three months ended November 30, 2012 was the result of a higher average portfolio for the three months ended November 30, 2013.

For the nine months ended November 30, 2013, total investment income increased $5.4 million, or 45.6% compared to the nine months ended November 30, 2012. The increase in total investment income for the nine months ended November 30, 2013 versus the nine months ended November 30, 2012 was the result of a higher average portfolio for the three and nine months ended November 30, 2013.

For the three and nine months ended November 30, 2013 and 2012, total PIK income was $0.2 million and $0.6 million, and $0.3 million and $0.8 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we will receive from Saratoga CLO will decline in future periods.

Operating expenses

The composition of our expenses for the three and nine months ended November 30, 2013 and 2012 was as follows:

Operating Expenses

	For the three months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Interest and debt financing expenses	$1,611	$530
Base management fees	876	529
Professional fees	313	347
Incentive management fees	(561)	(413)
Administrator expenses	250	250
Insurance expenses	118	129
Directors fees	36	54
General and administrative and other expenses	260	119
Total expenses	$2,903	$1,545

	For the nine months ended
	November 30, 2013	November 30, 2012
	($ in thousands)
Interest and debt financing expenses	$4,343	$1,809
Base management fees	2,424	1,492
Professional fees	879	986
Incentive management fees	220	887
Administrator expenses	750	750
Insurance expenses	357	390
Directors fees	132	156
General and administrative and other expenses	462	270
Total expenses	$9,567	$6,740

For the three months ended November 30, 2013, total expenses increased $1.4 million, or 87.9%, compared to the three months ended November 30, 2012. For the nine months ended November 30, 2013, total expenses increased $2.8 million, or 41.9%, compared to the nine months ended November 30, 2012. The increase is primarily related an increase in interest and credit facility expense, base management fees and incentive management fees due to the growth in our portfolio and amount of our outstanding debt.

As discussed above, the increase in interest and debt financing expenses for the three and nine months ended November 30, 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the nine months ended November 30, 2013 and 2012, the weighted average interest rate on the outstanding borrowings under the Replacement Facility was 7.50% and 7.50%, respectively. The weighted average interest rate during the nine months ended November 30, 2013 on the outstanding borrowings of the SBA debentures was 2.99%. The weighted average interest rate during the nine months ended November 30, 2013 on the Notes was 7.50%.

Net realized gains/losses on sales of investments

For the three months ended November 30, 2013, the Company had $9.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains.

For the nine months ended November 30, 2013, the Company had $65.0 million of sales, repayments, exits or restructurings resulting in $1.2 million of net realized gains.

For the three months ended November 30, 2012, we had $1.5 million of sales, repayments, exits and restructurings, resulting in $0.1 million of net realized gains.

For the nine months ended November 30, 2012, we had $16.0 million of sales, repayments, exits and restructurings, resulting in $0.5 million of net realized gains.

Net unrealized appreciation/depreciation on investments

For the three months ended November 30, 2013, our investments had a decrease in net unrealized depreciation of $1.7 million versus a decrease in net unrealized depreciation of $1.8 million for the three months ended November 30, 2012. For the nine months ended November 30, 2013, our investments had a decrease in net unrealized depreciation of $3.8 million versus an increase in net unrealized appreciation of $3.2 million for the nine months ended November 30, 2012. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2013, were the following:

Nine months ended November 30, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Elyria Foundry Company, LLC	Senior Secured Note	$8,860	$6,685	$2,175	$(2,174)
Saratoga CLO	Other/ Structured Finance Securities	16,555	19,019	2,464	(4,109)
USS Parent Holding Corp.	Voting Common Stock	3,026	4,381	1,355	1,515

The $2.2 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to a weakened demand in oil and gas end-markets.

The $4.1 million of unrealized depreciation in our investment in the Saratoga CLO subordinated notes was due to lower net present value of projected future cash flows due to a smaller total portfolio and higher financing costs.

The $1.5 million of unrealized appreciation in our investment in the common stock of USS Parent Holding Corp. was due to improved operating performance.

The most significant cumulative changes in unrealized appreciation for the nine months ended November 30, 2012 were the following:

Nine months ended November 30, 2012

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation
		($ in thousands)
Targus Holdings, Inc.	Common Stock	$567	$3,732	$3,165	$1,056
Penton Media	First Lien Term Loan	4,442	4,285	(157)	468
Saratoga CLO	Other/Structured Finance Securities	20,362	24,641	4,279	1,974

The $1.1 million of unrealized appreciation on our investment in Targus Holdings, Inc. resulted from its improved operating performance and improved trading multiples of comparable publicly traded companies.  In addition, the $0.5 million of unrealized appreciation on our investment in Penton Media resulted from its improved operating performance.

The $2.0 million of net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher relative cash flow projections (based on an improvement in the overall portfolio, a decrease in the assumed portfolio default rate and a reduction in the CLO’s cost basis due to distributions during the year) offset by a higher discount rate used to present value the cash flows based on current market conditions.

Changes in net assets resulting from operations

For the three months ended November 30, 2013, we recorded a net increase in net assets resulting from operations of $1.3 million versus a net increase in net assets resulting from operations of $0.7 million for the three months ended November 30, 2012. Based on 4,851,451 and 3,970,447 weighted average common shares outstanding for the three months ended November 30, 2013 and November 30, 2012, respectively, our per share net increase in net assets resulting from operations was $0.26 for the three months ended November 30, 2013 versus a per share net increase in net assets from operations of $0.19 for the three months ended November 30, 2012.

For the nine months ended November 30, 2013, we recorded a net increase in net assets resulting from operations of $5.0 million versus a net increase in net assets resulting from operations of $8.8 million for the nine months ended November 30, 2012. Based on 4,770,267 and 3,907,696 weighted average common shares outstanding for the nine months ended November 30, 2013 and November 30, 2012, respectively, our per share net increase in net assets resulting from operations was $1.05 for the nine months ended November 30, 2013 versus a per share net increase in net assets from operations of $2.25 for the nine months ended November 30, 2012.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 312.6% as of November 30, 2013 and 547.3% as of February 28, 2013. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2013, we had $4.0 million of outstanding balance under the Replacement Facility and our borrowing base under the Replacement Facility was $48.2 million.

Our asset coverage ratio, as defined in the 1940 Act, was 312.6% as of November 30, 2013 and 547.3% as of February 28, 2013.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2013, our SBIC subsidiary had $32 million in regulatory capital and $40.0 million SBA-guaranteed debentures outstanding.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2013:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$92,300	$—	$4,000	$—	$88,300

Off-balance sheet arrangements

At November 30, 2013 and February 28, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon.  Although our management determined that our internal control over financial reporting was effective at February 28, 2013 (the last dated that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion.  Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year.  If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business.  In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

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

SARATOGA INVESTMENT CORP.

Date: January 14, 2014	By	/s/ Christian L. Oberbeck
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer, Chief Compliance Officer and Secretary