Form 10-K
period 2014-02-28
SARATOGA INVESTMENT CORP.
filed 2014-05-27
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 30, 2013 was approximately $54.9 million based upon a closing price of $18.31 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 27, 2014 was 5,379,616.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC, L.P., unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors” or the “Investment Adviser.”

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

•                  our regulatory structure and tax treatment, including our ability to operate as a business development company, or to operate our small business investment company subsidiary, and to continue to qualify to be taxed as a regulated investment company;

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

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds.

As of February 28, 2014, we had total assets of $219.2 million and investments in 37 portfolio companies and an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which investment had a fair value of $19.6 million as of February 28, 2014. The overall portfolio composition as of February 28, 2014 consisted of 15.7% of middle market loans, 39.0% of first lien term loans, 13.5% of second lien term loans, 14.6% of senior secured notes, 2.7% of unsecured notes, 9.5% of subordinated notes of Saratoga CLO and 5.0% of common equity. As of February 28, 2014 the weighted average yield on all of our debt investments, including our investment in the subordinated notes of Saratoga CLO, was approximately 11.8%. As of February 28, 2014, approximately 99% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2014, was composed of $301.3 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I, Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing. Pursuant to the 200.0% asset coverage ratio limitation, we are permitted to borrow one dollar to make investments for every dollar we have in assets less all liabilities and indebtedness not represented by preferred stock or debt securities issued by us or loans obtained by us so that for every one dollar of outstanding indebtness we have two dollars of assets.

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

The recapitalization transaction consisted of (i) the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates and (ii) the entry into a $40.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Credit Facility”). We used the net proceeds from the private sale of shares of our common stock and a portion of the funds available to us under the Credit Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank AG, New York Branch. Specifically, in July 2009, we had exceeded permissible borrowing limits under the revolving securitized credit facility with Deutsche Bank, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged under the revolving securitized credit facility. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010. In January 2011, we registered for public resale by Saratoga Investment Advisors and certain of its affiliates the 986,842 shares of our common stock issued to them in the recapitalization.

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

Saratoga Investment Advisors

General

Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our investment adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 26, 24, 27 and 17 years of experience in leveraged finance, respectively. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 28-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 15, 2013, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investments, asset sales, financings and performing asset management duties.

Saratoga Investment Advisors has formed an investment committee to advise and consult with its senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the collective experience of the investment committee members across a variety of fixed income asset classes will benefit us. The investment committee must unanimously approve all investments in excess of $1.0 million made by us. In addition, all sales of our investments must be approved by all four of our investment committee members. The current members of the investment committee are Messrs. Oberbeck, Grisius, Inglesby, and Phillips.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

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

Investments

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions.  Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. For a discussion of the risks pertaining to our secured investments, see Part I, Item 1A. “Risk Factors—Our investments may be risky, and you could lose all or part of your investment.”

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2014, 40.1% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, 59.9% of our debt investments at February 28, 2014, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70.0% of our total assets in assets of the type listed in section 55(a) of the 1940 Act, including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, NYSE MKT and The NASDAQ Stock Market), U.S. operating companies with listed securities that have market capitalizations of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less, which we refer to as “qualifying assets”.

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

In January 2008, we purchased for $30.0 million all of the outstanding subordinated notes of Saratoga CLO, a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 28, 2014, the Saratoga CLO portfolio consisted of $301.3 million in aggregate principal amount of primarily senior secured first lien term loans to 148 obligors with an average obligor exposure of $2.0 million and $8.0 million in uninvested cash. The weighted average maturity of the portfolio is 4.5 years.

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

•                  Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $1 million made by us. In addition, all sales of our investments must be approved by all four of our investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips.

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

Valuation process

We carry our investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as approved in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors that independently values approximately one quarter of these valuations each quarter. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

Our investment in the subordinated notes of Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for Saratoga CLO’s valuation. The Intex cash flow models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows from our investment in Saratoga CLO) to perform a discounted cash flows analysis on expected future cash flows from our investment in Saratoga CLO to determine a valuation for the subordinated notes of Saratoga CLO held by us.

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

Distributions

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have only paid five dividend distributions (December 2013, 2012, 2011, 2010 and 2009) to our stockholders since such time, which distributions were made with a combination of cash and the issuance of shares of our common stock as discussed more fully below.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2013 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2014 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2014, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the Management Agreement and the administration agreement. For a discussion of the Management Agreement, see “Business—Investment Advisory and Management Agreement” below. We reimburse Saratoga Investment Advisors for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. For a discussion of the administration agreement, see “Business—Administration Agreement” below.

Investment Advisory and Management Agreement

Saratoga Investment Advisors serves as our investment adviser. Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment advisor in July 2010. Subject to the overall supervision of our board of directors, Saratoga Investment Advisors manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Management Agreement, Saratoga Investment Advisors:

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

Saratoga Investment Advisors services under the Management Agreement are not exclusive, and it is free to furnish similar services to other entities.

Management Fee and Incentive Fee

Pursuant to the Management Agreement with Saratoga Investment Advisors, we pay Saratoga Investment Advisors a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.

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

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment

Income allocated to income-related portion of incentive fee

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Management Agreement), and is calculated at the end of each applicable fiscal year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from May 31, 2010. If such amount is positive at the end of such year, then the capital gains fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of capital gains fees paid in all prior years. If such amount is negative, then there is no capital gains fee for such year.

Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of net capital gains that arise after May 31, 2010. In addition, the cost basis for computing our realized gains and losses on investments held by us as of May 31, 2010 equals the fair value of such investments as of such date.

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

•                  Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.33%

Alternative 1

Additional Assumptions

•                  Investment income (including interest, dividends, fees, etc.) = 1.25%

•                  Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 0.4825%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•                  Investment income (including interest, dividends, fees, etc.) = 3.0%

•                  Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 2.2325%

Pre-incentive fee net investment income exceeds hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.3575%.

Incentive Fee	=	(100.0% × (pre-incentive fee net investment income–1.875%)
	=	100.0% (2.2325%–1.875%)
	=	100.0% (0.3575%)
	=	0.3575%

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

Alternative 3

Additional Assumptions

•                  Investment income (including interest, dividends, fees, etc.) = 3.5%

•                  Pre-Incentive Fee Net Investment Income (investment income–(management fee + other expenses) = 2.7325%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)
Incentive fee	=	100.0% × “catch-up” + (20.0% × (Pre-incentive fee net investment income–2.344%))
Catch up	=	2.344%–1.875%
	=	0.469%
Incentive fee	=	(100.0% × 0.469%) + (20.0% × (2.7325%–2.344%))
	=	0.469% + (20.0% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

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

•                  Year 4: FMV of Investment B determined to be $35.0 million

•                  Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

•                  Year 1: None

•                  Year 2: $5.0 million (20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B))

•                  Year 3: $1.4 million ($6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million (capital gains incentive fee paid in Year 2))

•                  Year 4: None

•                  Year 5: None ($5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

The Management Agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. On July 15, 2013, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting.

In approving this Management Agreement, the directors considered, among other things, (i) the nature, extent and quality of the advisory and other services to be provided to us by Saratoga Investment Advisors; (ii) our investment performance and the investment performance of Saratoga Investment Advisors; (iii) the expected costs of the services to be provided by Saratoga Investment Advisors (including management fees, advisory fees and expense ratios) and the profits expected to be realized by Saratoga Investment Advisors; (iv) the limited potential for economies of scale in investment management associated with managing us; and (v) Saratoga Investment Advisors estimated pro forma profitability with respect to managing us.

Payment of our expenses

The Management Agreement provides that all investment professionals of Saratoga Investment Advisors and its staff, when and to the extent engaged in providing investment advisory services required to be provided by Saratoga Investment Advisors, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by Saratoga Investment Advisors and not by us.

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

Duration and Termination

The Management Agreement will remain in effect continuously, unless terminated under the termination provisions of the agreement. The Management Agreement provides that it may be terminated at any time, without the payment of any penalty, upon 60 days written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by Saratoga Investment Advisors.

The Management Agreement will, unless terminated as described above, continue in effect until July 30, 2014 and will continue in effect from year to year thereafter so long as it is approved at least annually by (i) the vote of the board of directors, or by the vote of stockholders holding a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not parties to the Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to such agreement, in accordance with the requirements of the 1940 Act.

Indemnification

Under the Management Agreement, Saratoga Investment Advisors and certain of its affiliates are not liable to us for any action taken or omitted to be taken by Saratoga Investment Advisors in connection with the performance of any of its duties or obligations under the agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services and except to the extent such action or omission constitutes gross negligence, willful misfeasance, bad faith or reckless disregard of its duties and obligations under the agreement.

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

Administration Agreement

Pursuant to a separate administration agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the administration agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the administration agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The administration agreement may be terminated by either party without penalty upon 60 days written notice to the other party. The amount payable by us under the administration agreement was initially capped at $1.0 million for each annual term of the agreement. On July 15, 2013, our board of directors approved the renewal of the administration agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by us thereunder to $1.0 million for the additional one-year term.

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

License Agreement

We entered into a trademark license agreement with Saratoga Investment Advisors, pursuant to which Saratoga Investment Advisors grants us a non-exclusive, royalty-free license to use the name “Saratoga.” Under this agreement, we have a right to use the “Saratoga” name, for so long as Saratoga Investment Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Saratoga” name. Saratoga Investment Advisors has the right to terminate the license agreement if it is no longer acting as our investment adviser. In the event the Management Agreement is terminated, we would be required to change our name to eliminate the use of the name “Saratoga.”

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

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225.0 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of February 28, 2014, our SBIC subsidiary had $32.0 million in regulatory capital and $50.0 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

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

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. The risks set forth below are the principal risks with respect to the Company generally and with respect to business development companies, they may not be the only risks we face. If any of the following risks occur, our business and financial condition could be materially and adversely affected. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. Moreover, there are concerns that the recent economic slowdown in China could have a negative impact on markets throughout the world. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Under the terms of the Management Agreement, we may have to pay incentive fees to Saratoga Investment Advisors in connection with the sale of an investment that is sold at a price higher than the fair value of such investment on May 31, 2010, even if we incur a loss on the sale of such investment.

Incentive fees on capital gains paid to Saratoga Investment Advisors under the Management Agreement equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20.0% of the incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. See our Form 10-Q for the quarter ended May 31, 2010 that was filed with the SEC on July 15, 2010 for the fair value and other information related to our investments as of such date. As a result, we may be required to pay incentive fees to Saratoga Investment Advisors on the sale of an investment even if we incur a realized loss on such investment, so long as the investment is sold for an amount greater than its fair value as of May 31, 2010.

The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

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

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. In addition, if we repurchase our outstanding debt securities, including our 7.50% Notes due 2020 (the “Notes”) and such repurchase results in our recording a net gain on the extinguishment of debt for financial reporting and tax purposes, such net gain will be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our investment adviser under the Management Agreement.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities, including the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the Notes. There can be no assurance that our leveraging strategy will be successful.

As of February 28, 2014, there was no balance outstanding under the Credit Facility. As of February 28, 2014, we had issued $50.0 million SBA-guaranteed debentures and $48.3 million of the Notes. We may incur additional indebtedness in the future, including up to an additional $45.0 million under the Credit Facility, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investments Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Saratoga Investment Advisors has not assumed any responsibility to us other than to render the services described in the Management Agreement. Pursuant to the Management Agreement, Saratoga Investment Advisors and its officers and employees are not liable to us for their acts under the Management Agreement absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect Saratoga Investment Advisors and its officers and employees with respect to all damages, liabilities, costs and expenses resulting from acts of Saratoga Investment Advisors not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Management Agreement. These protections may lead Saratoga Investment Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. At our 2013 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of September 26, 2014 or the date of our 2014 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

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

The agreement governing the Credit Facility contains customary default provisions such as the termination or departure of certain “key persons” of Saratoga Investment Advisors, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the facility would result, among other things, in termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, we may on occasion hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK or, in certain cases, increasing interest rates or issued with warrants) and we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in Saratoga CLO, a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

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

Accomplishing this result on a cost-effective basis is largely a function of Saratoga Investment Advisors’ structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the officers and employees of Saratoga Investment Advisors have substantial responsibilities in connection with their roles at Saratoga Partners as well as responsibilities under the Management Agreement. They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Saratoga Investment Advisors may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of Saratoga Investment Advisors. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition.

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

At February 28, 2014, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $19.6 million and constituted 9.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2014, was composed of $301.3 million in aggregate principal amount of primarily senior secured first lien term loans and $8.0 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

As the manager of the portfolio of Saratoga CLO we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by Saratoga CLO which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of Saratoga CLO’s portfolio is also subject to many of the same risks sets forth in this Annual Report with respect to portfolio investments in leveraged loans.

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

We purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long-term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly underperformed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

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

We have limited experience in managing an SBIC and any failure to comply with SBA regulations, resulting from our lack of experience or otherwise, could have an adverse effect on our operations.

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

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon.  Although our management determined that our internal control over financial reporting was effective at February 28, 2014 (the last date that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion.  Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year.  If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business.  In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

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

We may continue to choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may continue to, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

In addition, the provisions of the Maryland Business Combination Act will not apply, however, if our board of directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act. Although our board of directors has adopted such a resolution, there can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. At our 2013 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of September 26, 2014 or the date of our 2014 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including indebtedness under the Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 28, 2014, there was no outstanding balance under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 28, 2014, we had $50.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Item 3.  Legal Proceedings

On August 31, 2012, a complaint was filed in the United States Bankruptcy Court for the Southern District of New York by GSC Acquisition Holdings, LLC against us to recover, among other things, approximately $2.6 million for the benefit of the estates and the general unsecured creditors of GSC Group, Inc. and its affiliates, including the Company’s former investment adviser, GSCP (NJ), L.P. The complaint alleges that the former investment adviser made a constructively fraudulent transfer of $2.6 million in deferred incentive fees by waiving them in connection with the termination of the Management Agreement with us, and that the termination of the Management Agreement was itself a fraudulent transfer. These transfers, the complaint alleges, were made without receipt of reasonably equivalent value and while the former investment adviser was insolvent. The complaint has not yet been served, and the plaintiff’s motion for authority to prosecute the case on behalf of the estates was taken under advisement by the court on October 1, 2012. We opposed that motion. We believe that the claims in this lawsuit are without merit and, if the plaintiff is authorized to proceed, intend to vigorously defend against this action.

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

		Price Range
Fiscal Year ended February 28, 2013	NAV(1)	High	Low
First Quarter	$25.94	$18.25	$15.15
Second Quarter	$27.20	$17.20	$16.50
Third Quarter	$21.75	$19.97	$15.17
Fourth Quarter	$22.98	$18.50	$15.07

Fiscal Year ended February 28, 2014	NAV(1)	High	Low
First Quarter	$23.78	$19.08	$16.35
Second Quarter	$23.77	$18.70	$17.40
Third Quarter	$20.67	$19.55	$15.40
Fourth Quarter	$21.36	$16.56	$15.25

Fiscal Year ended February 28, 2015	NAV(1)	High	Low
First Quarter through May 23, 2014	*	$15.91	$15.05

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

Holders

The last reported price for our common stock on May 23, 2014 was $15.45 per share. As of May 23, 2014, there were 22 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50
Total Dividends Declared for Fiscal 2009			$10.30
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)
Total Dividends Declared for Fiscal 2010			$18.25
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)
Total Dividends Declared for Fiscal 2011			$4.40
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)
Total Dividends Declared for Fiscal 2012			$3.00
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)
Total Dividends Declared for Fiscal 2013			$4.25
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)
Total Dividends Declared for Fiscal 2014			$2.65

(1)                                 This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and have made five dividend distributions (in December 2013, 2012, 2011, 2010 and 2009) to our stockholders since such time, which distributions were made with a combination of cash and the issuance of shares of our common stock as discussed more fully below.

We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act, subject to certain exceptions, or that violate our debt covenants.

Given the size of our asset base and our growing pipeline of attractive investments, our board of directors believes that using our capital resources to build and diversify our portfolio serves stockholders’ interests best by better positioning us to generate current income and capital appreciation on an increasing scale in future periods. Therefore, our board of directors determined to pay a 20.0% cash and 80.0% stock dividend with respect to a significant portion of our taxable income for our 2014 fiscal year in accordance with certain IRS private letter rulings. For more detailed information about this dividend, please see the discussion below.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2013 calendar year, the

Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2014 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2014, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2014, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On October 30, 2013, our board of directors declared a dividend of $2.65 per share payable on December 27, 2013, to common stockholders of record on November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share.

Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13, and 16, 2013.

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

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not purchase any shares of our common stock in the open market during the year ended February 28, 2014.

Item 6.  Selected Financial Data

The following selected financial and other data for the years ended February 28, 2014, February 28, 2013, February 29, 2012, February 28, 2011 and February 28, 2010 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Income Statement Data:
Interest and related portfolio income:
Interest	$20,187	$14,450	$11,262	$12,050	$13,324
Management fee and other income	2,706	2,557	2,250	2,123	2,293

Total interest and related portfolio income	22,893	17,007	13,512	14,173	15,617

Expenses:
Interest and debt financing expenses	6,084	2,540	1,298	2,612	4,096
Base management and incentive management fees(1)	4,018	4,152	2,875	3,514	2,278
Administrator expenses	1,000	1,000	1,000	810	671
Administrative and other	2,670	2,287	2,638	4,882	3,502
Expense reimbursement	—	—	—	(2,894)	(671)

Total operating expenses after reimbursements	13,772	9,979	7,811	8,924	9,876

Net investment income before income taxes	9,121	7,028	5,701	5,249	5,741
Income tax expenses, including excise tax	—	—	—	—	(27)

Net investment income	9,121	7,028	5,701	5,249	5,714

Realized and unrealized gain (loss) on investments and derivatives:
Net realized gain (loss)	1,271	431	(12,186)	(24,684)	(6,654)
Net change in unrealized gain (loss)	(1,648)	7,143	19,760	36,393	(9,523)

Total net gain (loss)	(377)	7,574	7,574	11,709	(16,177)

Net increase (decrease) in net assets resulting from operations	$8,744	$14,602	$13,275	$16,958	$(10,463)

	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Per Share:
Earnings (loss) per common share—basic and diluted(2)(5)	$1.78	$3.55	$3.87	$6.96	$(9.86)
Net investment income per share—basic and diluted(2)(5)	$1.85	$1.71	$1.66	$2.15	$5.38
Net realized and unrealized gain (loss) per share— basic and diluted(2)(5)	$(0.07)	$1.84	$2.21	$4.81	$(15.24)
Dividends declared per common share(3)(5)	$2.65	$4.25	$3.00	$4.40	$18.25
Dilutive impact of dividends paid in stock on net asset value per share(4)	$(0.75)	$(1.44)	$(2.01)	$(9.05)	$(21.10)
Net asset value per share	$21.36	$22.98	$25.12	$26.26	$32.75
Statement of Assets and Liabilities Data:
Investment assets at fair value	$205,845	$155,080	$95,360	$80,025	$89,373
Total assets	219,177	174,411	125,491	98,769	96,935
Total debt outstanding	98,300	60,300	20,000	4,500	36,992
Stockholders’ equity	114,924	108,687	97,380	86,071	55,478
Net asset value per common share(5)	$21.36	$22.98	$25.12	$26.26	$32.75
Common shares outstanding at end of year	5,379,616	4,730,116	3,876,661	3,277,077	1,694,010
Other Data:
Investments funded	$121,074	$71,596	$38,679	$9,014	$—
Principal collections related to investment repayments or sales	$71,607	$21,488	$33,568	$31,975	$15,185
Number of investments at year end	60	47	33	37	41
Weighted average yield of income producing debt investments—Non-control/non-affiliate	10.62%	11.26%	11.88%	11.1%	9.6%
Weighted average yield on income producing debt investments—Control	18.55%	27.11%	20.17%	15.8%	8.3%

(1)                                 See note 6 in consolidated financial statements contained elsewhere herein.

(2)                                 For the years ended February 28, 2014, February 28, 2013, February 29, 2012, February 28, 2011 and February 28, 2010 amounts are calculated using weighted average common shares outstanding of 4,920,517, 4,110,484, 3,434,345, 2,437,577, and 1,061,351, respectively.

(3)                                 Calculated using the shares outstanding at ex-dividend date.

(4)                                 Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock and Distributions — Dividend Policy.”

(5)                                 Earnings per share, dividend per share and net asset value per share figures for February 28, 2010 were updated and do not reflect historical 10-K’s.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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

•                  our regulatory structure and tax treatment, including our ability to operate as a BDC, or to operate our SBIC subsidiary, and to continue to qualify to be taxed as a RIC;

•                  the adequacy of our cash resources and working capital;

•                  the timing of cash flows, if any, from the operations of our portfolio companies; and

•                  the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

Corporate History and Recent Developments

We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed an initial public offering of shares of common stock on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, as described below we engaged Saratoga Investment Advisors (“SIA”) to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

As a result of the event of default under a revolving securitized credit facility with Deutsche Bank we previously had in place, in December 2008 we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us. On April 14, 2010, GSC Investment Corp. entered into a stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates and an assignment, assumption and novation agreement with Saratoga Investment Advisors, pursuant to which GSC Investment Corp. assumed certain rights and obligations of Saratoga Investment Advisors under a debt commitment letter Saratoga Investment Advisors received from Madison Capital Funding LLC, which indicated Madison Capital Funding’s willingness to provide GSC Investment Corp. with a $40.0 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, GSC Investment Corp. and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates were completed, the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates closed, the Company entered into the Credit Facility, and the Company began doing business as Saratoga Investment Corp.

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the Credit Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2016. The notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in the Company’s consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

Revenues

We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of leveraged loans or mezzanine debt, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases, our debt investments may provide for a portion of the interest to be PIK. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity securities that pay dividends on a current basis.

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

We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarters ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro-rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us; of which $0.3 million has been paid by us. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 28, 2014	At February 28, 2013	At February 29, 2012
	($ in millions)	($ in millions)	($ in millions)
Number of investments(1)	59	44	30
Number of portfolio companies(1)	37	28	21
Average investment size(1)	$3.2	$2.9	$2.3
Weighted average maturity(1)	4.3yrs	3.7yrs	3.0yrs
Number of industries(1)	16	15	15
Average investment per portfolio company(1)	$5.0	$4.6	$3.3
Non-performing or delinquent investments(1)	$0.3	$6.7	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$70.6(40.1)%	$53.4(43.9)%	$18.7(29.3)%
Weighted average current coupon(2)	12.5%	12.6%	13.0%
Floating rate debt (% of interest bearing portfolio)(2)	$105.4(59.9)%	$68.2(56.1)%	$45.1(70.7)%
Weighted average current spread over LIBOR(2)	7.3%	7.5%	7.4%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the fiscal year ended February 28, 2014, we invested $121.1 million in new or existing portfolio companies and had $71.6 million in aggregate amount of exits and repayments resulting in net investments of $49.5 million for the year.

During the fiscal year ended February 28, 2013, we invested $71.6 million in new or existing portfolio companies and had $21.5 million in aggregate amount of exits and repayments resulting in net investments of $50.1 million for the year.

During the fiscal year ended February 29, 2012, we invested $38.7 million in new or existing portfolio companies and had $33.6 million in aggregate amount of exits and repayments resulting in net investments of $5.1 million for the year.

Our portfolio composition at February 28, 2014, February 28, 2013, and February 29, 2012 at fair value was as follows:

Portfolio composition

	At February 28, 2014		At February 28, 2013		At February 29, 2012
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Middle market loans	15.7%	6.2%	—%	—%	—%	—%
First lien term loans	39.0	10.7	54.0	10.0	38.0	10.1
Second lien term loans	13.5	11.1	6.2	11.1	9.3	10.3
Senior secured notes	14.6	13.8	15.0	14.8	11.2	16.0
Senior unsecured loans	—	—	—	—	6.3	15.0
Unsecured notes	2.7	15.2	3.1	16.4	2.1	19.3
Saratoga CLO subordinated notes	9.5	18.6	16.5	27.1	27.1	20.2
Equity interests	5.0	N/A	5.2	N/A	6.0	N/A
Total	100.0%	11.8%	100.0%	14.0%	100.0%	13.4%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2014, February 28, 2013, and February 29, 2012, was composed of $301.3 million, $383.3 million, and $380.2 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2014, $298.9 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.6 million. At February 28, 2013, $368.9 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.0 million. At February 28, 2012, $379.5 million or 99.3% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.7 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

The CMR distribution of our investments at February 28, 2014 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At February 28, 2014		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$159,207	77.4%	$100,170	64.6%
Yellow	8,466	4.1	8,143	5.3
Red	8,270	4.0	13,229	8.5
N/A(1)	29,902	14.5	33,538	21.6
Total	$205,845	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at February 28, 2014 and February 28, 2013 was as follows:

Portfolio CMR distribution

	At February 28, 2014		At February 28, 2013
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$284,796	94.8%	$318,181	85.0%
Yellow	14,106	4.7	50,677	13.5
Red	1,589	0.5	5,562	1.5
Total	$300,491	100.0%	$374,420	100.0%

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2014 and February 28, 2013:

	At February 28, 2014		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$57,330	27.9%	$22,155	14.3%
Healthcare Services	23,810	11.6	12,400	8.0
Consumer Services	21,897	10.6	10,654	6.9
Software	21,738	10.5	—	—
Structured Finance Securities(1)	19,570	9.5	25,517	16.5
Food and Beverage	17,286	8.4	18,199	11.7
Automotive	10,621	5.2	14,805	9.5
Electronics	6,741	3.3	6,721	4.3
Metals	6,645	3.2	6,724	4.3
Consumer Products	6,118	3.0	13,727	8.9
Manufacturing	5,970	2.9	—	—
Environmental	5,249	2.5	2,992	1.9
Publishing	1,191	0.6	5,631	3.6
Building Products	901	0.4	267	0.2
Aerospace	344	0.2	3,500	2.3
Homebuilding	344	0.2	315	0.2
Education	90	0.0	292	0.2
Logistics	—	—	11,181	7.2
Total	$205,845	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2014 and February 28, 2013:

	At February 28, 2014		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare	$37,896	12.6%	$40,502	10.8%
Business Equipment and Services	28,386	9.4	28,300	7.6
Chemicals/Plastics	26,345	8.8	28,817	7.7
Conglomerate	24,285	8.1	29,888	8.0
Industrial Equipment	24,143	8.0	21,864	5.8
Aerospace and Defense	20,465	6.8	20,914	5.6
Retailers (Except Food and Drugs)	15,314	5.1	19,050	5.1
Food Products	12,450	4.1	21,016	5.6
Drugs	11,873	4.0	18,226	4.9
Electronics/Electric	11,861	4.0	26,321	7.0
Automotive	10,279	3.4	10,625	2.8
Leisure Goods/Activities/Movies	8,990	3.0	8,879	2.4
Financial Intermediaries	8,138	2.7	20,199	5.4
Telecommunications	6,627	2.2	10,951	2.9
Utilities	5,830	1.9	9,932	2.6
Food Services	5,612	1.9	5,491	1.5
Insurance	5,517	1.8	6,648	1.8
Food/Drug Retailers	5,012	1.7	4,329	1.1
Nonferrous Metals/Minerals	4,328	1.4	5,187	1.4
Brokers/Dealers/Investment Houses	3,740	1.2	3,311	0.9
Building and Development	3,246	1.1	2,124	0.6
Publishing	2,913	1.0	5,657	1.5
Containers/Glass Products	2,906	1.0	2,009	0.5
Cable and Satellite Television	2,666	0.9	4,058	1.1
Oil & Gas	2,488	0.8	—	—
Telecommunications/Cellular	2,460	0.8	3,076	0.8
Broadcast Radio and Television	1,505	0.5	1,010	0.3
Computers & Electronics	1,479	0.5	—	—
Ecological Services and Equipment	1,241	0.4	753	0.2
Media	1,000	0.3	—	—
Gaming And Hotels	500	0.2	—	—
Lodging and Casinos	499	0.2	7,400	2.0
Leasing	497	0.2	—	—
Beverage and Tobacco	—	—	3,037	0.8
Home Furnishings	—	—	2,984	0.8
Steel	—	—	1,001	0.3
Clothing/Textiles	—	—	861	0.2
Total	$300,491	100.0%	$374,420	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2014 and February 28, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2014		At February 28, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$83,161	40.4%	$70,476	45.4%
West	44,470	21.6	26,573	17.1
Midwest	41,453	20.1	18,469	11.9
Other(1)	19,570	9.5	25,517	16.5
Northeast	17,191	8.4	14,045	9.1
Total	$205,845	100.0%	$155,080	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 are as follows:

	For the Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
	($ in thousands)
Total investment income	$22,893	$17,007	$13,512
Total expenses, net	13,772	9,979	7,811
Net investment income	9,121	7,028	5,701
Net realized gains (losses)	1,271	431	(12,186)
Net unrealized gains	(1,648)	7,143	19,760
Net increase in net assets resulting from operations	$8,744	$14,602	$13,275

Investment income

The composition of our investment income for the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 are as follows:

	February 28, 2014	February 28, 2013	February 29, 2012
	($ in thousands)
Interest from investments	$20,179	$14,444	$11,254
Management fees from Saratoga CLO	1,775	2,000	2,012
Interest from cash and cash equivalents and other income	939	563	246
Total	$22,893	$17,007	$13,512

For the fiscal year ended February 28, 2014, total investment income increased $5.9 million, or 34.6% compared to the fiscal year ended February 28, 2013. Interest income from investments increased $5.7 million, or 39.7%, to $20.2 million for the year ended February 28, 2014 from $14.4 million for the fiscal year ended February 28, 2013.  This reflects an increase of 32.7% in total investments to $205.8 million at February 28, 2014 from $155.1 million at February 28, 2013, while the weighted average current coupon remained relatively unchanged at 12.5%.

For the fiscal year ended February 28, 2013, total investment income increased $3.5 million, or 25.9% compared to the fiscal year ended February 29, 2012. Interest income from investments increased $3.2 million, or 28.4%, to $14.4 million for the year ended February 28, 2013 from $11.2 million for the fiscal year ended February 29, 2012.

For the fiscal year ended February 29, 2012, total investment income decreased $0.6 million, or 4.7% compared to the fiscal year ended February 28, 2011. Interest income from our investment in the subordinated notes of Saratoga CLO increased $0.9 million, or 27.4%, to $4.2 million for the year ended February 29, 2012 from $3.3 million for the fiscal year ended February 28, 2011.

For the fiscal years ended February 28, 2014, February 28, 2013, and February 29, 2012, total PIK income was $0.9 million, $1.1 million, and $1.4 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we will receive from Saratoga CLO will decline in future periods.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 are as follows:

Operating Expenses

	February 28, 2014	February 28, 2013	February 29, 2012
	($ in thousands)
Interest and credit facility expense	$6,084	$2,540	$1,298
Base management fees	3,327	2,107	1,618
Professional fees	1,212	1,191	1,455
Incentive management fees	691	2,045	1,257
Administrator expenses	1,000	1,000	1,000
Insurance expenses	443	516	579
Directors fees	205	207	209
General and administrative and other expenses	810	373	395
Total expenses	$13,772	$9,979	$7,811

For the year ended February 28, 2014, total operating expenses before manager expense waiver and reimbursement increased $3.8 million, or 38.0% compared to the fiscal year ended February 28, 2013. For the year ended February 28, 2013, total operating expenses before manager expense waiver and reimbursement increased $2.2 million, or 27.8% compared to the fiscal year ended February 29, 2012.

For the years ended February 28, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in outstanding debt during the year from the issuance of $48.3 million notes during the year ended February 28, 2013, and the increase of our SBA debentures during both years, respectively. For the year ended February 28, 2014, the weighted average interest rate on our outstanding indebtedness was 5.35% compared to 6.35% for the fiscal year ended February 28, 2013 and 7.50% for the fiscal year ended February 29, 2012. This decrease was primarily driven by increased SBA debentures that have a lower interest rate.

For the year ended February 28, 2014, base management fees increased $1.2 million, or 57.9% compared to the fiscal year ended February 28, 2013. The increase in base management fees results from the increase in the average value of our total net assets from $108.7 million to $114.9 million as of February 28, 2013 and 2014, respectively. For the year ended February 28, 2013, base management fees increased $0.5 million, or 30.3% compared to the fiscal year ended February 29, 2012. The increase in base management fees results from the increase in the average value of our total net assets.

For the year ended February 28, 2014, professional fees increased $0.02 million, or 1.8% compared to the fiscal year ended February 28, 2013. For the year ended February 28, 2013, professional fees decreased $0.3 million, or 18.2% compared to the fiscal year ended February 29, 2012.

For the year ended February 28, 2014, incentive management fees decreased $1.4 million, or 66.2 % compared to the fiscal year ended February 28, 2013. The decrease in incentive management fees is primarily attributable to the second part of the incentive fee accrual, with the year ending February 28, 2013 being an accrual of $1.0 million as compared to the year ending February 28, 2014 being a reversal of the accrual of $0.3 million. For the year ended February 28, 2013, incentive management fees increased $0.8 million, or 62.7% compared to the fiscal year ended February 29, 2012. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to net investment income.

As discussed above, the increase in interest and credit facility expense for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.50%, 7.50% and 7.50%, respectively. For the years ended February 28, 2014 and February 28, 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.03% and 1.42%, respectively.  There were no outstanding borrowings for the year ended February 29, 2012.

Net realized gains/losses on sales of investments

For the fiscal year ended February 28, 2014, the Company had $71.6 million of sales, repayments, exits or restructurings resulting in $1.3 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2014 were as follows:

Fiscal year ended February 28, 2014

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/(Loss)
		($ in thousands)
Penton Media, Inc.	First Lien Term Loan	$4,887	$4,681	$206
Sourcehov, LLC	Second Lien Term Loan	3,030	2,659	371
Worldwide Express Operations, LLC	Warrants	128	—	128

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

Net unrealized appreciation/depreciation on investments

For the year ended February 28, 2014, our investments had a decrease in net unrealized depreciation of $1.6 million versus an increase in net unrealized appreciation of $7.0 million for the year ended February 28, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2014, were the following:

Fiscal year ended February 28, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/ Structured Finance Securities	$16,556	$19,570	$3,014	$(3,558)
Targus Holdings, Inc.	Common Stock	567	730	163	(2,595)
USS Parent Holding Corp.	Voting Common Stock	3,026	5,028	2,002	2,162
Group Dekko, Inc.	Second Lien Term Loan	6,902	6,741	(161)	(56)
Elyria Foundry Company, LLC	Senior Secured Notes	9,037	6,777	(2,260)	(2,259)

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 we recorded a net increase in net assets resulting from operations of $8.7 million, $14.6 million, and $13.3 million, respectively. Based on 4,920,517 weighted average common shares outstanding as of February 28, 2014, our per share net increase in net assets resulting from operations was $1.78 for the fiscal year ended February 28, 2014.  This compares to a per share net increase in net assets resulting from operations of $3.55 for the fiscal year ended February 28, 2013 (based on 4,110,484 weighted average common shares outstanding as of February 28, 2013), and a per share net increase in net assets resulting from operations of $3.87 for the fiscal year ended February 29, 2012 (based on 3,434,345 weighted average common shares outstanding as of February 29, 2012). These increases do not reflect the impact of the payment of any dividends.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from SBA debenture drawdowns and future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful.  In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.  Our stockholders approved a proposal at our annual meeting of stockholders held on September 26, 2013 that authorizes us to sell shares of our common stock at an offering price per share to investors that is not less than 85% of our then current net asset value per share in one or more offerings for a period ending on the earlier of September 26, 2014 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 26, 2014 or our next annual meeting of stockholders.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 337.9% as of February 28, 2014 and 547.3% as of February 28, 2013. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding (the “Credit Facility”) on June 30, 2010.

Availability.  The Company can draw up to the lesser of (i) $40.0 million (the “Facility Amount”) and (ii) the product of the applicable advance rate (which varies from 50.0% to 75.0% depending on the type of loan asset) and the value, determined in accordance with the Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base”), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the “Unfunded Exposure Amount”) and (b) outstanding borrowings. Each loan asset held by the Company as of the date on which the Credit Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, the Company may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially adverse to the lenders.

Collateral.  The Credit Facility is secured by substantially all of the assets of the Company (other than assets held by our SBIC subsidiary) and includes the subordinated notes (“CLO Notes”) issued by Saratoga CLO and the Company’s rights under the CLO Management Agreement (as defined below).

Interest Rate and Fees.  Under the Credit Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company pays the lenders a commitment fee of 0.75% per year on the unused amount of the Credit Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. The Company was also obligated to pay certain other fees to the lenders in connection with the closing of the Credit Facility.

Revolving Period and Maturity Date.  The Company may make and repay borrowings under the Credit Facility for a period of three years following the closing of the Credit Facility (the “Revolving Period”). The Revolving Period may be terminated at an earlier time by the Company or, upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the Credit Facility are due and payable in full five years after the end of the Revolving Period.

Collateral Tests.  It is a condition precedent to any borrowing under the Credit Facility that the principal amount outstanding under the Credit Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

•                  Interest Coverage Ratio.  The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Credit Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Credit Facility for the last 6 payment periods must equal at least 175.0%.

•                  Overcollateralization Ratio.  The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

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

The Credit Facility also requires payment of outstanding borrowings or replacement of pledged loan assets upon the Company’s breach of its representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such payments or replacements must equal the lower of the amount by which the Borrowing Base is overstated as a result of such breach or any deficiency under the Collateral Tests at the time of repayment or replacement. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by the Company.

Priority of Payments.  During the Revolving Period, the priority of payments provisions of the Credit Facility require, after payment of specified fees and expenses and any necessary funding of the Unfunded Exposure Account, that collections of principal from the loan assets and, to the extent that these are insufficient, collections of interest from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met. Similarly, following termination of the Revolving Period, collections of interest are required to be applied, after payment of certain fees and expenses, to cure any deficiencies in the Borrowing Base Test, the Interest Coverage Ratio and the Overcollateralization Ratio as of the relevant payment date.

Reserve Account.  The Credit Facility requires the Company to set aside an amount equal to the sum of accrued interest, commitment fees and administrative agent fees due and payable on the next succeeding three payment dates (or corresponding to three payment periods). If for any monthly period during which fees and other payments accrue, the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets which do not pay cash interest at least quarterly exceeds 15.0% of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets, the Company is required to set aside such interest and fees due and payable on the next succeeding six payment dates. Amounts in the reserve account can be applied solely to the payment of administrative agent fees, commitment fees, accrued and unpaid interest and any breakage costs payable to the lenders.

Unfunded Exposure Account.  With respect to revolver or delayed draw loan assets, the Company is required to set aside in a designated account (the “Unfunded Exposure Account”) 100.0% of its outstanding and undrawn funding commitments with respect to such loan assets. The Unfunded Exposure Account is funded at the time the Company acquires a revolver or delayed draw loan asset and requests a related borrowing under the Credit Facility. The Unfunded Exposure Account is funded through a combination of proceeds of the requested borrowing and other Company funds, and if for any reason such amounts are insufficient, through application of the priority of payment provisions described above.

Operating Expenses.  The priority of payments provision of the Credit Facility provides for the payment of certain operating expenses of the Company out of collections on principal and interest during the Revolving Period and out of collections on interest following the termination of the Revolving Period in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $350,000 for each monthly payment date or $2.5 million for the immediately preceding period of twelve consecutive monthly payment dates. This ceiling can be increased by the lesser of 5.0% or the percentage increase in the fair market value of all the Company’s assets only on the first monthly payment date to occur after each one-year anniversary following the closing of the Credit Facility. Upon the occurrence of a Manager Event (described below), the consent of the administrative agent is required in order to pay operating expenses through the priority of payments provision.

Events of Default.  The Credit Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Credit Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Credit Facility include, among other things, the following:

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

Conditions to Acquisitions and Pledges of Loan Assets.  The Credit Facility imposes certain additional conditions to the acquisition and pledge of additional loan assets. Among other things, the Company may not acquire additional loan assets without the prior written consent of the administrative agent until such time that the administrative agent indicates in writing its satisfaction with Saratoga Investment Advisors’ policies, personnel and processes relating to the loan assets.

Fees and Expenses.  The Company paid certain fees and reimbursed Madison Capital Funding for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Madison Capital Funding in connection with the Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates. These amounts totaled $2.0 million.

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

As of February 28, 2014, we had no outstanding balance under the Credit Facility and $50.0 million SBA-guaranteed debentures outstanding (which are discussed below). Our borrowing base under the Credit Facility was $44.6 million at February 28, 2014.

Our asset coverage ratio, as defined in the 1940 Act, was 337.9% and 547.3% for the years ended February 28, 2014 and February 28, 2013, respectively.

SBA-guaranteed debentures

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2014, our SBIC subsidiary had $32.0 million in regulatory capital and $50.0 million SBA-guaranteed debentures outstanding.

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

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after May 31, 2016.  In connection with the issuance of the notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

At February 28, 2014 and February 28, 2013, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2014		At February 28, 2013
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$3,294	1.6%	$149	0.1%
Cash and cash equivalents, securitization accounts	3,293	1.6	12,086	7.2
Middle market loans	32,390	15.2	—	—
First lien term loans	80,246	37.8	83,792	50.1
Second lien term loans	27,804	13.1	9,571	5.7
Senior secured notes	30,032	14.1	23,305	13.9
Unsecured notes	5,471	2.6	4,874	2.9
Structured finance securities	19,570	9.2	25,517	15.3
Equity Interest	10,332	4.8	8,021	4.8
Total	$212,432	100.0%	$167,315	100.0%

On October 30, 2013, our board of directors declared a dividend of $2.65 per share payable on December 27, 2013, to common stockholders of record on November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share.

Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment.  The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13, and 16, 2013.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$98,300	$—	$—	$—	$98,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $12.2 million and $0.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2014 and 2013, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 28, 2014, we had $98.3 million of borrowings outstanding.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Credit Facility. Assuming that our investments as of February 28, 2014 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $0.5 million to our interest income net of interest expense.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this Annual Report beginning on page F-1. In addition, the Financial Statements of Saratoga Investment Corp. CLO 2013-1, Ltd.  are annexed to this Annual Report beginning on page S-1.

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2014.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	54	Chairman of the Board and Chief Executive Officer	2010	2015
Michael J. Grisius	50	President and Director	2011	2014
Independent Directors
Steven M. Looney	64	Director	2007	2016
Charles S. Whitman III	72	Director	2007	2016
G. Cabell Williams	60	Director	2007	2014

Christian L. Oberbeck—Mr. Oberbeck has over 26 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chief Executive Officer of the Company. Mr. Oberbeck also served as our President until February 2014.

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

Michael J. Grisius—Mr. Grisius has over 23 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

Name	Age	Position
Executive Officer
Henri J. Steenkamp	38	Interim Chief Financial Officer, Interim Chief Compliance Officer, Interim Treasurer and Interim Secretary

Henri J. Steenkamp— Mr. Steenkamp, 37 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013.

Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”), including four years in Transaction Services in its New York office, managing a variety of capital-raising transactions on a global basis. His focus was also on the SEC registration and public company filing process, including technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the U.S. Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2014.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Currently, none of our executive officers are compensated by us. We currently have no employees, and each of our executive officers is also an employee of Saratoga Investment Advisors. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the Management Agreement and an administration agreement.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2014:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	—	—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$69,000	$69,000
Charles S. Whitman III	$66,000	$66,000
G. Cabell Williams	$66,000	$66,000

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

During fiscal year 2014, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 27, 2014, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 5,379,616 shares of common stock outstanding as of May 27, 2014. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,572,329	(1)	29.2%
Michael J. Grisius	34,710		*
Executive Officer
Henri J. Steenkamp	—		—
Independent Directors
Steven M. Looney	1,547		*
Charles S. Whitman III	1,833		*
G. Cabell Williams	22,409		*
All Directors and Executive Officers as a Group	1,632,828		30.4%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	505,935		9.4%
Raging Capital Management, LLC(3)	318,077		5.9%
Thomas V. Inglesby(4)	269,549		5.0%

*                                         Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 34.2% of the ownership of SAR.

(1)                                 Includes 1,217,556 shares of common stock directly held by Mr. Oberbeck, 180,738 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 174,035 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck per records as of 12/31/2013

(2)                                 Based on information included in Amendment No. 2 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 14, 2014.

(3)                                 Based on information included in Amendment No. 4 to Schedule 13G filed by Raging Capital Management, LLC with the SEC on February 14, 2014.

(4)                                 Based on information included in Schedule 13D filed by Thomas V. Inglesby with the SEC on January 6, 2014

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into an Management Agreement with Saratoga Investment Advisors, LLC. We have also entered into a license agreement with Saratoga Investment Advisors, LLC, pursuant to which Saratoga Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Saratoga.” In addition, pursuant to the terms of the administration agreement, Saratoga Investment Advisors, LLC provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Oberbeck, our chief executive officer, is the primary investor in and controls Saratoga Investment Advisors, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2014 and February 28, 2013, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2014	Fiscal Year Ended February 28, 2013
Audit Fees	$536,600	$437,500
Audit Related Fees	—	—
Tax Fees	40,000	37,000
All Other Fees	—	—
Total Fees	$576,600	$474,500

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

The following documents are filed or incorporated by reference as part of this Annual Report:

1.                                      Consolidated Financial Statements

The following financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2014 and February 28, 2013

Consolidated Statements of Operations for the years ended February 28, 2014, February 28, 2013, and February 29, 2012
Consolidated Schedules of Investments as of February 28, 2014 and February 28, 2013

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2014, February 28, 2013, and February 29, 2012

Consolidated Statements of Cash Flows for the years ended February 28, 2014, February 28, 2013, and February 29, 2012

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

Exhibit
Number	Description
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

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 27, 2014	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp Interim Chief Financial Officer and Interim Chief Compliance Officer

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Christian L. Oberbeck and Henri J. Steenkamp, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this report and any and all amendments thereto, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 27, 2014
Christian L. Oberbeck

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 27, 2014
Michael J. Grisius

/s/ HENRI J. STEENKAMP	Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 27, 2014
Henri J. Steenkamp

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 27, 2014
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 27, 2014
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 27, 2014
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saratoga Investment Corp.

We have audited the accompanying consolidated statement of assets and liabilities of Saratoga Investment Corp. (the “Company”) as of February 28, 2014 and February 28, 2013, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 28, 2014, by correspondence with the custodian, debt agents and lenders. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 28, 2014 and February 28, 2013, and the consolidated results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
May 27, 2014

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2014	February 28, 2013

ASSETS

Investments at fair value
Non-control/non-affiliate investments (amortized cost of $185,266,607 and $130,465,086, respectively)	$186,275,106	$129,563,428
Control investments (cost of $16,555,808 and $18,944,966 respectively)	19,569,596	25,516,959
Total investments at fair value (amortized cost of $201,822,415 and $149,410,052 respectively)	205,844,702	155,080,387
Cash and cash equivalents	3,293,898	149,025
Cash and cash equivalents, reserve accounts	3,293,113	12,086,142
Interest receivable, (net of reserve of $150,058 and $53,543, respectively)	2,571,853	2,889,358
Deferred debt financing costs, net	4,008,704	2,090,184
Management fee receivable	150,106	215,853
Other assets	14,461	83,407
Receivable from unsettled trades	—	1,817,074
Total assets	$219,176,837	$174,411,430

LIABILITIES
Revolving credit facility	$—	$24,300,000
SBA debentures payable	50,000,000	36,000,000
Notes payable	48,300,000	—
Management and incentive fees payable	3,856,962	4,509,322
Accounts payable and accrued expenses	824,568	435,038
Interest and debt fees payable	873,135	257,796
Due to manager	398,154	222,513
Total liabilities	$104,252,819	$65,724,669

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,379,616 and 4,730,116 common shares issued and outstanding, respectively	$5,380	$4,730
Capital in excess of par value	184,851,154	174,824,076
Distribution in excess of net investment income	(29,627,578)	(24,522,951)
Accumulated net realized loss from investments and derivatives	(44,327,225)	(47,289,427)
Net unrealized appreciation on investments and derivatives	4,022,287	5,670,333
Total Net Assets	114,924,018	108,686,761

Total liabilities and Net Assets	$219,176,837	$174,411,430

NET ASSET VALUE PER SHARE	$21.36	$22.98

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$15,832,083	$9,176,156	$5,613,705
Payment-in-kind interest income from Non-control/Non-affiliate investments	936,208	1,062,687	1,442,004
Control investments	3,410,868	4,205,509	4,198,007
Total interest income	20,179,159	14,444,352	11,253,716
Interest from cash and cash equivalents	7,932	5,956	7,865
Management fee income	1,775,141	2,000,072	2,011,516
Other income	931,513	556,427	238,579
Total investment income	22,893,745	17,006,807	13,511,676

EXPENSES
Interest and debt financing expenses	6,083,891	2,540,413	1,297,985
Base management fees	3,326,879	2,107,378	1,617,496
Professional fees	1,211,836	1,190,587	1,455,380
Administrator expenses	1,000,000	1,000,000	1,000,000
Incentive management fees	691,492	2,044,788	1,257,087
Insurance	442,977	516,121	578,746
Directors fees and expenses	204,607	206,705	208,851
General & administrative	789,208	368,815	389,825
Other expense	21,207	4,434	5,445
Total expenses	13,772,097	9,979,241	7,810,815

NET INVESTMENT INCOME	9,121,648	7,027,566	5,700,861

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	1,270,765	561,700	(12,185,997)
Net realized loss from derivatives	—	(131,000)	—
Net unrealized appreciation (depreciation) on investments	(1,648,046)	7,012,726	19,776,469
Net unrealized appreciation (depreciation) on derivatives	—	130,925	(16,190)
Net gain (loss) on investments	(377,281)	7,574,351	7,574,282

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,744,367	$14,601,917	$13,275,143

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.78	$3.55	$3.87

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	4,920,517	4,110,484	3,434,345

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2014

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 162.1% (b)

PATS Aircraft, LLC	Aerospace	Common Stock	51,813	89,636	89,636	0.1%

PATS Aircraft, LLC	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d, g)	Automotive	Common Stock	1,116	1,000,000	1,152,531	1.0%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash, 9/13/2018	$8,250,000	8,250,000	8,250,000	7.2%

Take 5 Oil Change, L.L.C. (d, g)	Automotive	Common Stock	7,128	712,800	1,217,747	1.1%

		Total Automotive		9,962,800	10,620,278	9.3%

Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting A-1	2,535	220,900	552,351	0.5%

Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting B-1	1,600	139,424	348,624	0.3%

		Total Building Products		360,324	900,975	0.8%

ARSloane Acquistion, LLC	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$997,500	988,200	1,004,981	0.9%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,943,801	6,013,800	5.2%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,882,278	7,525,000	6.5%

Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash 3.00% PIK), 3/29/2018	$7,507,024	7,387,970	7,507,024	6.5%

Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,767,983	5,680,703	5,767,983	5.0%
	`	`
Emily Street Enterprises, L.L.C. (d, g)	Business Services	Warrant Membership Interests	49,318	400,000	601,679	0.5%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,990,000	3,954,385	3,960,075	3.5%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,972,758	2,000,000	1.7%

Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,107,034	6,200,000	5.4%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,987,500	4,941,335	5,018,921	4.4%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,453,145	2,518,750	2.2%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash, 2.00% PIK), 3/6/2018	$9,261,074	9,115,415	9,075,853	7.9%

Vector Controls Holding Co., LLC (d, g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	136,217	0.1%

		Total Business Services		55,827,024	57,330,283	49.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,738,369	3,704,766	3,663,602	3.2%

Targus Holdings, Inc. (d, g)	Consumer Products	Common Stock	62,413	566,765	730,232	0.6%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,387,848	1.2%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$384,577	379,471	336,505	0.3%

		Total Consumer Products		6,705,160	6,118,187	5.3%

Avionte Holdins, LLC	Consumer Services	Common Stock	$100,000	100,000	100,000	0.1%

Avionte Holdins, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,940,000	3,000,000	2.6%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,319,891	1,273,596	1,319,891	1.1%

Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$4,580,000	4,501,104	4,580,000	4.0%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$4,274,194	4,236,035	4,247,694	3.7%

PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,931,888	5,044,000	4.4%

		Total Consumer Services		17,982,623	18,291,585	15.9%

M/C Acquisition Corp., L.L.C. (d, g)	Education	Class A Common Stock	544,761	30,241	—	0.0%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	90,128	0.1%

		Total Education		1,388,491	90,128	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,741,431	5.9%

		Total Electronics		6,901,547	6,741,431	5.9%

USS Parent Holding Corp. (d, g)	Environmental	Non Voting Common Stock	765	133,002	220,992	0.2%

USS Parent Holding Corp. (d, g)	Environmental	Voting Common Stock	17,396	3,025,798	5,027,574	4.4%

		Total Environmental		3,158,800	5,248,566	4.6%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,493,750	2,470,506	2,531,156	2.2%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,918,437	4,240,000	3.7%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,101,971	5,082,013	5,127,481	4.5%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,543,154	2,513,130	2,555,870	2.2%

TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,831,271	2,831,462	2.5%

		Total Food and Beverage		16,815,357	17,285,969	15.1%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,509,782	5,405,325	5,509,782	4.8%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,373,113	6,273,020	6,373,113	5.6%

Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$500,000	490,224	500,000	0.4%

Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,488,750	4,406,559	4,488,750	3.9%

Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,437,500	2,415,591	2,449,688	2.1%

Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,488,750	4,405,073	4,488,750	3.9%

		Total Healthcare Services		23,395,792	23,810,083	20.7%

McMillin Companies L.L.C. (d, g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	344,355	0.3%

		Total Homebuilding		558,434	344,355	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,970,000	5,916,094	5,970,000	5.2%

		Total Manufacturing		5,916,094	5,970,000	5.2%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,644,711	5.8%

Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%

Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,644,711	5.8%

Network Communications, Inc. (d, g)	Publishing	Common Stock	380,572	—	—	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,202,168	1,190,888	1.0%

		Total Publishing		2,202,168	1,190,888	1.0%

Community Investors, Inc. (d, g)	Software	Common Stock	1,282	1,282	1,449	0.0%

Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,863,915	6,983,333	6.1%

Community Investors, Inc. (d)	Software	Revolver	$166,667	—	—	0.0%

Community Investors, Inc. (d, g)	Software	Preferred Stock	135,584	135,584	153,210	0.1%

Pen-Link, Ltd.	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,280,887	11,500,000	10.0%

		Total Software		18,281,668	18,637,992	16.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,606,457	6,705,441	5.8%

		Total Utilities		6,606,457	6,705,441	5.8%

Sub Total Non-control/Non-affiliated investments				185,266,607	186,275,106	162.1%

Control investments - 17.0% (b)

Saratoga Investment Corp. CLO 2013-1, Ltd. (d, e, f)	Structured Finance Securities	Other/Structured Finance Securities 15.16%, 10/17/2023	$30,000,000	16,555,808	19,569,596	17.0%

Sub Total Control investments				16,555,808	19,569,596	17.0%

TOTAL INVESTMENTS - 179.1% (b)				$201,822,415	$205,844,702	179.1%

(a)  All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Saratoga Investment Corp. CLO 2013-1, Ltd.

(b)  Percentages are based on net assets of $114,924,018 as of February 28, 2014.

(c)  Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d)  These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) 15.16% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(f)  As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$3,410,868	$1,775,141	$—	$3,013,788

(g) Non-income producing at February 28, 2014.

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

(g)         As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
GSC Investment Corp. CLO 2007 LTD.	$—	$—	$—	$4,205,509	$2,000,072	$—	$6,571,992
GSC Partners CDO GP III, LP	$—	$—	$—	$—	$—	$—	$—

(h)        Non-income producing at February 28, 2013.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

INCREASE FROM OPERATIONS:
Net investment income	$9,121,648	$7,027,566	$5,700,861
Net realized gain (loss) from investments	1,270,765	561,700	(12,185,997)
Net realized loss from derivatives	—	(131,000)	—
Net unrealized appreciation (depreciation) on investments	(1,648,046)	7,012,726	19,776,469
Net unrealized appreciation (depreciation) on derivatives	—	130,925	(16,190)
Net increase in net assets from operations	8,744,367	14,601,917	13,275,143
DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(12,534,807)	(16,475,809)	(9,831,231)
Net decrease in net assets from shareholder distributions	(12,534,807)	(16,475,809)	(9,831,231)
CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	10,027,697	13,180,503	7,864,784
Net increase in net assets from capital share transactions	10,027,697	13,180,503	7,864,784

Total increase in net assets	6,237,257	11,306,611	11,308,696
Net assets at beginning of period	108,686,761	97,380,150	86,071,454
Net assets at end of period	$114,924,018	$108,686,761	$97,380,150

Net asset value per common share	$21.36	$22.98	$25.12
Common shares outstanding at end of period	5,379,616	4,730,116	3,876,661

Distribution in excess of net investment income	$(29,627,578)	$(24,522,951)	$(13,920,068)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,744,367	$14,601,917	$13,275,143
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,007,494)	(1,062,687)	(1,442,004)
Net accretion of discount on investments	(666,849)	(975,475)	(1,191,822)
Amortization of deferred debt financing costs	903,289	482,306	674,724
Net realized (gain) loss from investments	(1,270,765)	(561,700)	12,185,997
Net realized loss from derivatives	—	131,000	—
Net unrealized (appreciation) depreciation on investments	1,648,046	(7,012,726)	(19,776,469)
Net unrealized (appreciation) depreciation on derivatives	—	(130,925)	16,190
Proceeds from sale and redemption of investments	71,606,736	21,487,698	33,568,147
Purchase of investments	(121,073,990)	(71,595,649)	(38,678,936)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	8,793,029	13,448,053	(21,164,208)
Interest receivable	317,505	(1,199,954)	(23,321)
Management fee receivable	65,747	11,728	4,172
Other assets	68,946	11,416	(9,657)
Receivable from unsettled trades	1,817,074	(1,757,563)	(59,511)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	(4,072,500)	(827,500)
Management and incentive fees payable	(652,360)	1,623,652	681,864
Accounts payable and accrued expenses	389,530	(269,911)	(80,537)
Interest and credit facility fees payable	615,339	204,534	(14,530)
Due to manager	175,641	(171,581)	154,094
NET CASH USED BY OPERATING ACTIVITIES	(29,526,209)	(36,808,367)	(22,708,164)

Financing activities
Borrowings on debt	18,000,000	55,550,000	20,000,000
Paydowns on debt	(28,300,000)	(15,250,000)	(4,500,000)
Issuance of notes	48,300,000	—	—
Debt financing cost	(2,821,806)	(1,373,000)	(235,446)
Payments of cash dividends	(2,507,112)	(3,295,306)	(1,966,447)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,671,082	35,631,694	13,298,107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,144,873	(1,176,673)	(9,410,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,025	1,325,698	10,735,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,293,898	$149,025	$1,325,698

Supplemental Information:
Interest paid during the period	$4,565,262	$1,853,573	$637,791

Supplemental non-cash information:
Paid-in-kind interest income	$1,007,494	$1,062,687	$1,442,004
Net accretion of discount on investments	$666,849	$975,475	$1,191,822
Amortization of deferred credit facility financing costs	$903,289	$482,306	$674,724
Stock dividend distribution	$10,027,697	$13,180,503	$7,864,784

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” in conjunction with the transaction described in “Note 14. Recapitalization Transaction” below.

We are externally managed and advised by our investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant to the Management Agreement. Prior to July 30, 2010, we were managed and advised by GSCP (NJ), L.P.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC). All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiary, except as stated otherwise.

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

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2014, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the IRS.

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

New Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. As such, the Company anticipates no impact from adopting this standard on the Company’s consolidated financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Middle market loans	$—	$—	$32,390	$32,390
First lien term loans	—	—	80,246	80,246
Second lien term loans	—	—	27,804	27,804
Senior secured notes	—	—	30,032	30,032
Unsecured notes	—	—	5,471	5,471
Structured finance securities	—	—	19,570	19,570
Equity interest	—	—	10,332	10,332
Total	$—	$—	$205,845	$205,845

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2014 (dollars in thousands):

	Middle market loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2013	$—	$83,792	$9,571	$23,305	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	407	(395)	165	41	207	(3,558)	1,485	(1,648)
Purchases and other adjustments to cost	37,048	49,329	20,727	14,414	390	—	841	122,749
Sales and redemptions	(5,138)	(53,162)	(3,030)	(7,728)	—	(2,389)	(160)	(71,607)
Net realized gain (loss) from investments	73	682	371	—	—	—	145	1,271
Balance as of February 28, 2014	$32,390	$80,246	$27,804	$30,032	$5,471	$19,570	$10,332	$205,845

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) on investments held as of February 28, 2014 is $(1,767,285) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range

Middle market loans	$32,390	Market Comparables	Third-Party Bid	99.5 – 100.6

First lien term loans	80,246	Market Comparables	Market Yield (%)	5.1% - 15.5%
			EBITDA Multiples (x)	3.0x
			Third-Party Bid	83.3 – 101.5

Second lien term loans	27,804	Market Comparables	Market Yield (%)	9.6% - 12.5%
			Third-Party Bid	100.0 – 101.8

Senior secured notes	30,032	Market Comparables	Market Yield (%)	11.0% - 42.5%
			EBITDA Multiples (x)	5.0x
			Third-Party Bid	106.0 – 107.5

Unsecured notes	5,471	Market Comparables	Market Yield (%)	12.8% - 20.3%

Structured finance securities	19,570	Discounted Cash Flow	Discount Rate (%)	9.0%

Equity interests	10,332	Market Comparables	EBITDA Multiples (x)	6.3x – 12.0x

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

The composition of our investments as of February 28, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle Market loans	$31,983	15.8%	$32,390	15.7%
First lien term loans	80,734	40.0	80,246	39.0
Second lien term loans	27,540	13.6	27,804	13.5
Senior secured notes	31,304	15.6	30,032	14.6
Unsecured notes	7,149	3.5	5,471	2.7
Structured finance securities	16,556	8.2	19,570	9.5
Equity interest	6,556	3.3	10,332	5.0
Total	$201,822	100.0%	$205,845	100.0%

The composition of our investments as of February 28, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$83,886	56.2%	$83,792	54.0%
Second lien term loans	9,473	6.3	9,571	6.2
Senior secured notes	24,619	16.5	23,305	15.0
Unsecured notes	6,758	4.5	4,874	3.1
Structured finance securities	18,945	12.7	25,517	16.5
Equity interest	5,729	3.8	8,021	5.2
Total	$149,410	100.0%	$155,080	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2014. The significant inputs for the valuation model include:

•                  Default rates: 2.0%

•                  Recovery rates: 35-75%

•                  Prepayment rate: 25.0%

•                  Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016.  The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp.  We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds.  We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 28, 2014 and 2013, and February 29, 2012, we accrued $1.8 million, $2.0 million and $2.0 million in management fee income, respectively, and $3.4 million, $4.2 million and $4.2 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At February 28, 2014, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $19.6 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2014, Saratoga CLO had investments with a principal balance of $301.3 million and a weighted average spread over LIBOR of 4.1%, and had debt with a principal balance of $284.1 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2014, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $24.9 million, which had a present value of approximately $20.2 million, using a 9.0% discount rate.

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

The separate audited financial statements of Saratoga CLO as of February 28, 2014 and 2013, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the twelve months ended February 28, 2014 and 2013 and February 29, 2012, are presented on page S-1.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2014 and February 28, 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the Saratoga CLO which is consolidated for tax purposes and the tax character of distributions as follows (dollars in thousands):

	February 28, 2014	February 28, 2013
Accumulated net investment income/(loss)	$(1,691)	$(1,155)
Accumulated net realized gains (losses) on investments	1,691	1,155
Additional paid-in-capital	—	—

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2014 and February 28, 2013 was as follows (dollars in thousands):

	February 28, 2014	February 28, 2013
Ordinary Income	$12,535	$16,476
Capital gains	—	—
Return of capital	—	—
Total	$12,535	$16,476

For federal income tax purposes, as of February 28, 2014, the aggregate net unrealized depreciation for all securities is $0.04 million. The aggregate cost of securities for federal income tax purposes is $486.8 million.

For federal income tax purposes, as of February 28, 2013, the aggregate net unrealized depreciation for all securities is $2.7 million. The aggregate cost of securities for federal income tax purposes is $506.7 million.

At February 28, 2014 and February 28, 2013, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands):

	February 28, 2014	February 28, 2013
Post October loss deferred	$—	$—
Accumulated capital losses	(64,101)	(58,248)
Other temporary differences	(304)	(1,515)
Undistributed ordinary income	963	3,927
Unrealized depreciation	(41)	(2,750)
Total components of accumulated losses	$(63,483)	$(58,586)

The Company has incurred capital losses of $19.3, $14.1 and $3.2 million for the years ended February 28, 2011, 2010 and 2009. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019, 2018 and 2017.

At February 28, 2014, the Company had a short term capital loss of $11.2 million and a long-term capital loss of $16.3 million available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2010-2014), and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

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

Note 6. Agreements and-Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. On July 15, 2013, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, we incurred $3.3 million, $2.1 million, and $1.6 million in base management fees, respectively. For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, we incurred $0.7 million, $1.0 million, and $0.5 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2014, there was a reduction of $0.3 million in incentive fees related to capital gains. For the years ended February 28, 2013 and February 29, 2012, we accrued $1.0 million and $0.7 million in incentive management fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2014, the base management fees accrual was $0.9 million and the incentive fees accrual was $3.0 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2013, the base management fees accrual was $0.6 million and incentive fees accrual was $3.9 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, we recognized $1.0 million, $1.0 million, and $1.0 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2014, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2013, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 28, 2014 and 2013, and February 29, 2012, the Company bought investments fair valued at $0.3 million, $0.0 million and $15.6 million, respectively, from the Saratoga CLO and sold no investments to related parties.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the “Credit Facility”) with Madison Capital Funding LLC, in each case, described in “Note 14. Recapitalization Transaction” below, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Credit Facility to secure our obligations thereunder.

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

As of February 28, 2014, there was no outstanding balance under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. $2.3 million of financing costs related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, we recorded $1.0 million, $2.0 million, and $0.6 million of interest expense, respectively. For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, we recorded $0.4 million, $0.4 million and $0.7 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rates during the years ended

February 28, 2014, February 28, 2013 and February 29, 2012 on the outstanding borrowings under the Credit Facility ranged from 7.50% to 7.50%, 7.50% to 7.50%, and 7.50% to 7.50%, respectively.

The Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Credit Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 2.00%, plus an applicable margin of 5.50%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 3.00%, and the applicable margin over such alternative base rate is 4.50%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Credit Facility for the duration of the Revolving Period.

Our borrowing base under the Credit Facility was $44.6 million subject to the Credit Facility cap of $45.0 million at February 28, 2014. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2014 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2013. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2014, we have funded SBIC LP with $32.0 million of equity capital, and have $50.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debtholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

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

As of February 28, 2014 and February 28, 2013, there was $50.0 million and $36.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.7 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the years ended February 28, 2014 and February 28, 2013, we recorded $1.3 million and $0.1 million of interest expense related to the SBA debentures. For the years ended February 28, 2014 and February 28, 2013, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the years ended February 28, 2014 and February 28, 2013 on the outstanding borrowings of the SBA debentures was 3.03% and 1.42%, respectively. There were no outstanding SBA debentures at February 29, 2012.

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

As of February 28, 2014, the carrying amount and fair value of the Notes was $48.3 million and $48.6 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy.  As of February 28, 2014, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes.  For the year ended February 28, 2014, we recorded $2.9 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Notes.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$98,300	$—	$—	$—	$98,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $12.2 million and $0.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2014 and 2013, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, we accrued $0.2 million, $0.2 million, and $0.2 million for directors’ fees expense, respectively. As of February 28, 2014 and February 28, 2013, $0.05 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 28, 2014, we had not issued any common stock to our directors as compensation for their services.

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

On July 30, 2010, our Manager and its affiliates purchased 986,842 shares of common stock at $15.20 per share. Total proceeds received from this sale were $15.0 million. See “Note 14. Recapitalization Transaction.”

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2014	February 28, 2013	February 29, 2012
Net increase in net assets from operations	$8,744	$14,602	$13,275
Weighted average common shares outstanding	4,920,517	4,110,484	3,434,345
Earnings per common share-basic and diluted	$1.78	$3.55	$3.87

Note 12. Dividend

On October 30, 2013, the Company declared a dividend of $2.65 per share payable on December 27, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share.

Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13, and 16, 2013.

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

The following tables summarize dividends declared during the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	$12,535
Total dividends declared			$2.65	$12,535

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	$16,476
Total dividends declared			$4.25	$16,476

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	$9,831
Total dividends declared			$3.00	$9,831

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	$11,796
Total dividends declared			$4.40	$11,796

*                                         Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2014, February 28, 2013, February 29, 2012, February 28, 2011, and February 28, 2010:

For 2010, the amount per share has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010
Per share data:(7)
Net asset value at beginning of period	$22.98	$25.12	$26.26	$32.75	$82.00
Net investment income(1)	1.85	1.71	1.66	2.15	5.40
Net realized and unrealized gains and losses on investments and derivatives	(0.07)	1.84	2.21	4.81	(15.30)
Net increase (decrease) in net assets from operations	1.78	3.55	3.87	6.96	(9.90)
Distributions declared from net investment income	(2.65)	(4.25)	(3.00)	(4.40)	(18.25)
Distributions declared from net realized capital gains	—	—	—	—	—
Total distributions to stockholders	(2.65)	(4.25)	(3.00)	(4.40)	(18.25)
Other(5)	(0.75)	(1.44)	(2.01)	(9.05)	(21.10)
Net asset value at end of period	$21.36	$22.98	$25.12	$26.26	$32.75
Net assets at end of period	$114,924,018	$108,686,761	$97,380,150	$86,071,454	$55,478,152
Shares outstanding at end of period	5,379,616	4,730,116	3,876,661	3,277,077	1,694,010
Per share market value at end of period(7)	$15.85	$17.02	$15.88	$21.25	$19.20
Total return based on market value(2)	9.11%	36.67%	12.82%	38.25%	113.10%
Total return based on net asset value(3)	8.92%	16.65%	17.51%	0.16%	(11.92)%
Ratio/Supplemental data:(6)
Ratio of net investment income to average, net assets(4)(6)	8.09%	6.73%	6.11%	6.53%	8.10%
Ratio of operating expenses to average net assets(4)	6.20%	5.17%	5.63%	12.05%	9.78%
Ratio of incentive management fees to average net assets	0.61%	1.96%	1.35%	2.45%	0.52%
Ratio of credit facility related expenses to average net assets	5.40%	2.43%	1.39%	3.42%	6.54%
Ratio of total expenses to average net assets(4)	12.21%	9.56%	8.36%	12.02%	16.84%
Portfolio turnover rate(8)	37.82%	17.30%	36.34%	10.14%	14.68%

(1)                                 Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $2.05 and $4.75 per share for the years ended February 28, 2011 and 2010, respectively.

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

(5)                                 Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.

(6)                                 The ratio for the year ended February 28, 2010 do not include the effect of the waiver of deferred incentive fees which is (3.83)% on a non-annualized basis as this is a one time waiver.

(7)                                 February 28, 2010 data has been adjusted to reflect a one-for-ten reverse stock split effectuated in August 2010.

(8)                                 Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

Note 14. Recapitalization Transaction

In July 2010, we consummated a recapitalization transaction that was necessitated by the fact that we had exceeded permissible borrowing limits under the Revolving Facility in July 2009, which resulted in an event of default under the Revolving Facility. As a result of the event of default under the Revolving Facility, the lender had the right to accelerate repayment of the outstanding indebtedness under the Revolving Facility and to foreclose and liquidate the collateral pledged thereunder. We engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities and consider alternatives for us in December 2008. On April 14, 2010, we entered into a stock purchase agreement with our Manager and certain of its affiliates and an assignment, assumption and novation agreement with our Manager, pursuant to which we assumed certain rights and obligations of our Manager under a debt commitment letter our Manager received from Madison Capital Funding LLC, indicating Madison Capital Funding’s willingness to provide us with the Credit Facility, subject to the satisfaction of certain terms and conditions. In addition, we and GSCP (NJ), L.P., our then external investment adviser, entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with our Manager and certain of its affiliates was completed, and included the following actions:

•                  the private sale of shares of our common stock for $15.0 million in aggregate purchase price to our Manager and certain of its affiliates;

•                  the closing of the $40.0 million Credit Facility with Madison Capital Funding;

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

•                  replacing GSCP (NJ), L.P. as our investment adviser and administrator with our Manager by executing the Management Agreement, which was approved by our stockholders, and an administration agreement with our Manager;

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

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the Credit Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under Revolving Facility. The Revolving Facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

Note 15. Selected Quarterly Data (Unaudited)

	2014
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,218	$4,997	$4,792	$5,172
Net investment income	1,482	2,898	2,272	2,470
Net realized and unrealized gain (loss)	2,236	(1,630)	(2,313)	1,330
Net increase (decrease) in net assets resulting from operations	3,718	1,268	(41)	3,800
Net investment income per common share at end of each quarter	$0.28	$0.60	$0.48	$0.52
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.42	$(0.34)	$(0.49)	$0.28
Dividends declared per common share	$—	$2.65	$—	$—
Net asset value per common share	$21.36	$20.67	$23.77	$23.78

	2013
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$4,306	$3,513	$3,514	$3,111
Net investment income	1,952	2,489	1,314	1,273
Net realized and unrealized gain (loss)	3,843	(1,744)	3,557	1,918
Net increase in net assets resulting from operations	5,795	745	4,871	3,191
Net investment income per common share at end of each quarter	$0.42	$0.63	$0.34	$0.33
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.81	$(0.44)	$0.92	$0.49
Dividends declared per common share	$—	$4.25	$—	$—
Net asset value per common share	$22.98	$21.75	$27.20	$25.94

	2012
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$2,946	$3,033	$2,887	$2,387
Net investment income	1,578	824	2,720	578
Net realized and unrealized gain (loss)	1,502	5,389	(4,448)	5,131
Net increase (decrease) in net assets resulting from operations	3,080	6,213	(1,728)	5,709
Net investment income per common share at end of each quarter	$0.40	$0.25	$0.83	$0.17
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.39	$1.63	$(1.36)	$1.57
Dividends declared per common share	$—	$3.00	$—	$—
Net asset value per common share	$25.12	$24.32	$27.48	$28.01

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended February 28, 2014.

INDEX TO OTHER FINANCIAL STATEMENTS

Saratoga Investment Corp. CLO 2013-1, Ltd.

IMPORTANT NOTE

In accordance with certain SEC rules, Saratoga Investment Corp. (the “Company”) is providing additional information regarding one of its portfolio companies, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”). The Company owns 100% of the subordinated notes of the Saratoga CLO. The additional financial information regarding the Saratoga CLO does not directly impact the Company’s financial position, results of operations or cash flows.

Report of Independent Auditors

The Collateral Manager and Directors,

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. (the “Issuer”), which comprise the statements of assets and liabilities, as of February 28, 2014 and February 28, 2013, including the schedules of investments, and the statements of operations, changes in net assets, and cash flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, and the related notes to the financial statements.

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Issuer’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Issuer’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 28, 2014 and February 28, 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

May 27, 2014

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	February 28, 2014	February 28, 2013

ASSETS

Investments
Fair Value Loans (amortized cost of $299,137,566 and $366,099,395, respectively)	$300,491,077	$362,494,006
Fair Value Other/Structured finance securities (amortized cost of $0 and $13,743,946, respectively)	—	11,925,973
Total investments at fair value (amortized cost of $299,137,566 and $379,843,341, respectively)	300,491,077	374,419,979
Cash and cash equivalents	8,018,933	28,804,871
Receivable from open trades	1,801,266	5,131,538
Interest receivable	1,450,952	1,584,985
Deferred debt financing costs, net	2,166,633	2,092,787
Other assets	91,336	—
Total assets	$314,020,197	$412,034,160

LIABILITIES

Interest payable	$622,476	$666,121
Payable from open trades	9,445,000	16,346,250
Accrued base management fee	75,053	43,171
Accrued subordinated management fee	75,053	172,682
Class A notes - GSCIC CLO 2007, Ltd.	—	296,000,000
Class B notes - GSCIC CLO 2007, Ltd.	—	22,000,000
Discount on class B notes - GSCIC CLO 2007, Ltd.	—	(417,011)
Class C notes - GSCIC CLO 2007, Ltd.	—	14,000,000
Class D notes - GSCIC CLO 2007, Ltd.	—	16,000,000
Discount on class D notes - GSCIC CLO 2007, Ltd.	—	(441,136)
Class E notes - GSCIC CLO 2007, Ltd.	—	17,960,044
Discount on class E notes - GSCIC CLO 2007, Ltd.	—	(1,134,778)
Class X Notes - SIC CLO 2013-1, Ltd.	1,666,666	—
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	—
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,671,864)	—
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	—
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(173,300)	—
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	—
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(1,125,757)	—
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	—
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(700,902)	—
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	—
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(909,825)	—
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	—
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,715,285)	—
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	—
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(623,880)	—
Subordinated Notes	30,000,000	30,000,000
Total liabilities	$317,363,435	$411,195,343

Commitments and contingencies (See Note 6)

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain (loss)	838,567	(5,963,092)
Net income (loss)	(4,182,055)	6,801,659
Total net assets	(3,343,238)	838,817

Total liabilities and net assets	$314,020,197	$412,034,160

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

INVESTMENT INCOME
Interest from investments	$15,486,413	$19,328,855	$20,032,687
Interest from cash and cash equivalents	6,792	16,587	12,165
Other income	945,441	967,991	509,365
Total investment income	16,438,646	20,313,433	20,554,217

EXPENSES
Interest expense	11,678,514	15,613,003	14,480,621
Professional fees	433,073	417,086	400,628
Misc. Fee Expense	175,283	133,794	176,768
Base management fee	517,563	400,014	402,303
Subordinated management fee	1,257,578	1,600,057	1,609,213
Trustee expenses	83,221	100,820	100,551
Amortization expense	994,602	1,015,332	1,016,124
Loss on extinguishment of debt	3,442,442	—	—
Total expenses	18,582,276	19,280,106	18,186,208

NET INVESTMENT INCOME (LOSS)	(2,143,630)	1,033,327	2,368,009

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(8,815,296)	2,532,558	(4,547,952)
Net unrealized appreciation/(depreciation) on investments	6,776,871	3,235,774	(650,241)
Net gain (loss) on investments	(2,038,425)	5,768,332	(5,198,193)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,182,055)	$6,801,659	$(2,830,184)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2014

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,960,187	$1,948,853	$1,969,969
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/2/2018	4,162,740	4,101,035	4,177,310
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	3,473,750	3,470,186	3,482,434
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (First Lien)	Loan	5.50%	2/24/2021	1,000,000	990,000	990,000
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (Second Lien)	Loan	9.50%	8/24/2021	500,000	492,500	492,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	3,208,854	3,194,690	3,223,550
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	500,000	497,500	503,125
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,960,000	1,930,566	1,968,173
Applied Systems, Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	12/8/2016	500,000	498,750	498,750
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	79,206
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,971
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,206,537	3,206,537	3,207,307
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	1,000,000	995,109	1,002,500
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	500,000	498,797	502,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	5,508,783	5,462,695	5,516,660
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.66%	2/28/2017	980,651	979,812	970,845
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,791,778	3,791,778	3,805,997
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	4,875,000	4,861,403	4,875,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,355,941	1,329,859	1,362,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	498,725	498,126	500,715
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,250	1,495,500
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,022,866	2,999,250
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,970,137	1,970,137	1,972,797
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	500,000	497,592	502,750
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,080	756,647
Brickman Group Ltd. LLC, The	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	250,000	248,750	250,937
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.75%	3/16/2017	1,959,839	1,976,826	1,967,188
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,660,377	2,653,889	2,675,675
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	5.50%	3/18/2019	2,739,013	2,692,934	2,745,861
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	990,000	990,000	999,900
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,137,369	2,141,920	2,142,712
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,658,626	2,637,550	2,618,899
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,145,521	3,138,959	3,141,589
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,176,323	2,201,894	2,192,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,682,707	2,672,727	2,666,369
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,108,908	1,082,718	1,113,987
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,955,608	2,862,024	2,980,228
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	825,121	820,892	825,121
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	491,250	489,468	492,788
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	4,622,500	4,611,092	4,622,500
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	750,000	749,094	748,312
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.25%	1/31/2019	2,460,196	2,441,025	2,460,316
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	787,658	738,102	734,491
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,162	732,061	657,856
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	500,000	495,000	502,815
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,909,320	3,909,320	3,927,655
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,831,595	3,792,824	3,735,805
DealerTrack Technologies, Inc.	Computers & Electronics	Term Loan	Loan	3.50%	2/28/2021	500,000	498,750	498,750
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,995,000	1,982,818	1,988,935
Delos Finance S.à r.l.	Leasing	Loan	Loan	3.50%	2/26/2021	500,000	497,500	497,500
Deluxe Entertainment Services Group Inc.	Media	Initial Term Loan	Loan	6.50%	2/28/2020	1,000,000	1,000,000	1,000,000
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	248,125	248,125	247,815
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	500,000	499,397	502,500
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,956,731	3,946,925	3,936,948
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	486,442	482,619	488,573
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	3,882,152	3,746,734	3,544,405
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	997,500	992,713	1,003,734
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	997,599	998,750
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	492,516	488,615	493,900
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,000,000	995,084	1,002,500
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,220,981	2,187,068	2,202,747
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,307,032	1,270,847	1,296,301
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.20%	3/24/2017	2,111,028	2,010,799	2,109,276
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	2,290,451	2,231,370	2,292,741
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	997,500	995,122	1,006,438
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	498,750	498,750	498,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	203,194	202,218	203,363
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	794,306	790,489	794,965
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,496,250	1,485,394	1,489,337
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	868,414	852,908	868,258
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,740,112	4,722,664	4,725,892
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	1,920,175	1,915,905	1,900,014
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,941,039	4,037,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,500,000	3,482,803	3,489,080
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/4/2019	500,000	497,500	500,780
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,720,353	5,390,148	5,713,947
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	2,970,000	3,005,791	2,973,683
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	2,312,500	2,307,973	2,313,425
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	3,470,285	3,460,723	3,262,068
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	3,920,000	3,892,467	3,919,020
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,515	502,815
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	1,776,183	1,758,861	1,772,488
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	491,105
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/7/2018	972,500	972,500	972,656
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,564,311	2,554,534	2,568,054
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	490,057	475,404	492,508
La Quinta Intermediate Holdings L.L.C.	Gaming And Hotels	Initial Term Loan	Loan	4.00%	2/19/2021	500,000	500,000	500,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	496,250	496,250	497,302
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.75%	2/19/2020	498,750	498,750	499,373
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,463	2,398,482
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	250,000	248,753	252,083
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,054,177	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,416	2,215,385
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,857,520	4,868,347	4,873,452
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,833	490,833	493,597
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/1/2018	3,900,525	3,875,534	3,872,168
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	809,163	809,163	799,558
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	142,422	140,466	143,846
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,125	1,312,190
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	4,531,159	4,511,264	4,582,135
OpenLink International, Inc.	Computers & Electronics	Replacement Term Loan	Loan	6.25%	10/30/2017	980,000	980,000	980,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.50%	6/22/2019	1,496,212	1,488,641	1,509,675
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	1,000,000	995,186	1,008,750
Patheon Inc.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,500	2,990,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,484,694	1,483,250	1,489,103
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,960,200	1,936,226	1,967,845
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	4,962,500	4,951,514	4,942,352
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	500,000	497,500	501,875
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,195	437,022
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,945,655	1,934,699	1,955,383
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	498,741	498,741	500,486
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,646,328	3,685,186
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	500,000	496,369	502,915
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,663,476	1,663,476	1,667,035
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,980,000	1,980,000	1,993,365
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,960,025	1,934,083	1,960,515
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	1,562,552	1,552,098	1,562,552
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,344,450	1,339,560	1,341,088
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,308,218	5,283,397	5,339,165
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,831	460,354
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/12/2019	1,524,730	1,524,730	1,529,106
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	5.75%	5/9/2017	1,945,013	1,939,821	1,957,987
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	2,822,729	2,830,165	2,825,552
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	3,880,675	3,863,008	3,800,655
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	807,059	795,976	815,130
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	928,389	917,174	934,191
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,758	499,730
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	3,268,571	3,184,532	3,276,743
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	3,304,614	3,278,551	3,304,614
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	64,638	64,070	64,839
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	624,838	619,344	626,782
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	1,367,311	1,359,200	1,367,311
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	304,311	302,167	305,452
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	4,221,845	4,096,936	4,238,944
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	264,330	257,131	196,762
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,371	480,911
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,473,863	1,464,165	1,473,406
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,387,500	4,373,856	4,387,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	6.50%	12/3/2015	3,800,160	3,788,706	3,762,159
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	2,356,680	2,360,795	2,361,982
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,896,514	4,904,843	4,914,876
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,432	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	492,528	484,755	493,513
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	160,148	159,235	160,348
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	122,494	122,109	122,648
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	818,172	813,513	819,195
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.00%	7/23/2020	1,950,200	1,941,292	1,954,256
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.38%	11/13/2016	2,805,278	2,766,405	2,777,225
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,456,500	2,429,626	2,470,821
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,884,944	3,884,238	3,859,225
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,977,500	2,959,200	2,984,467
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	1,000,000	974,618	1,002,500
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,947,688	2,936,432	2,955,528
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	1,900,800	1,892,737	1,904,602
Verint Systems Inc.	Business Equipment and Services	Tranche B Incremental Term Loan	Loan	3.50%	9/6/2019	1,000,000	997,521	1,000,000
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,899,621	2,899,621	2,909,770
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,607,008
W.R. Grace & Co.-CONN	Chemicals/Plastics	Delayed Draw Term Loan	Loan	0.00%	2/3/2021	—	(328)	—
W.R. Grace & Co.-CONN	Chemicals/Plastics	U.S. Term Loan	Loan	3.00%	2/3/2021	368,421	367,502	367,828
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,980,000	2,004,187	1,965,150
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	680,470	674,563	679,197
Wesco Aircraft Hardware Corp.	Aerospace/Defense	Tranche B Term Loan	Loan	4.75%	2/28/2021	500,000	498,750	498,750
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,976,179	2,909,666
							$299,137,566	$300,491,077

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2013

Issuer_Name	Industry	Asset_Name	Asset_Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Elyria Foundry Company, LLC	Industrial Equipment	Warrants	Equity	0.00%		—	$—	$—
Network Communications, Inc.	Business Equipment and Services	Common	Equity	0.00%		169,143	169,143	659,658
OLD AII, Inc (fka Aleris International Inc.)	Conglomerate	Common	Equity	0.00%		2,624	224,656	128,576
PATS Aircraft, LLC	Aerospace and Defense	Common	Equity	0.00%		51,813	282,326	282,329
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Common Stock	Equity	0.00%		10,821	28,784	5,411
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.75%	8/3/2018	$1,980,037	1,966,002	2,000,927
ACCO Brands Corporation	Conglomerate	Term B Loan	Loan	4.25%	5/1/2019	$351,944	348,847	354,584
Acosta, Inc.	Food Products	Term D Loan	Loan	5.00%	3/2/2018	$4,183,659	4,120,774	4,216,082
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	$3,500,000	3,495,662	3,552,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B Term Loan	Loan	5.75%	5/9/2018	$3,345,517	3,333,081	3,369,204
Alcatel-Lucent USA Inc.	Telecommunications/Cellular	US Term Loan	Loan	0.00%	1/30/2019	$1,075,000	1,069,625	1,087,008
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.75%	6/30/2017	$1,980,000	1,941,348	1,999,444
Aptalis Pharma, Inc. (fka Axcan Intermediate Holdings Inc.)	Drugs	Term B-1 Loan	Loan	5.50%	2/10/2017	$1,960,000	1,953,535	1,963,920
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.45%	7/26/2016	$79,187	79,187	79,600
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.45%	7/26/2016	$43,961	43,961	44,190
Aramark Corporation	Food Products	U.S. Term B Loan (Extending)	Loan	3.45%	7/26/2016	$1,204,093	1,204,093	1,210,366
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.52%	7/26/2016	$2,545,700	2,545,700	2,558,963
Armstrong World Industries, Inc	Building and Development	Term Loan B-1	Loan	4.00%	3/10/2018	$2,122,931	2,109,740	2,124,268
Asurion, LLC (fka Asurion Corporation)	Insurance	Amortizing Term Loan	Loan	4.75%	7/23/2017	$968,750	960,226	973,594
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	$5,659,091	5,602,698	5,674,144
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.96%	8/30/2016	$1,018,699	1,017,479	1,013,606
Aurora Diagnostics, LLC	Conglomerate	Tranche B Term Loan	Loan	6.25%	5/26/2016	$3,188,889	3,198,281	3,077,278
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	$3,830,768	3,830,768	3,853,522
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,925,000	4,907,124	4,925,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	$1,570,579	1,532,447	1,585,170
Biomet, Inc.	Healthcare	Dollar Term B-1 Loan	Loan	4.00%	7/25/2017	$1,990,013	1,990,013	2,003,445
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	5.00%	1/30/2019	$1,000,000	990,101	1,007,500
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	0.00%	3/16/2017	$2,000,000	2,022,500	2,013,340
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	5.50%	2/23/2017	$2,776,843	2,767,803	2,802,306
C.H.I. Overhead Doors, Inc. (CHI)	Home Furnishings	Term Loan (First Lien)	Loan	7.25%	8/17/2017	$2,976,290	2,931,556	2,983,730
Camp International Holding Company	Aerospace and Defense	Refinanced Term Loan (First Lien)	Loan	5.25%	5/31/2019	$997,500	988,136	1,005,400
Capital Automotive L.P.	Conglomerate	Tranche B Term Loan	Loan	5.25%	3/11/2017	$2,811,086	2,817,777	2,823,961
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	7.50%	9/16/2016	$2,699,305	2,669,394	2,658,816
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan (New)	Loan	4.75%	8/1/2018	$3,605,198	3,595,976	3,641,214
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C Loan (Extended)	Loan	3.06%	10/31/2016	$2,198,534	2,219,212	2,208,911
Cenveo Corporation	Publishing	Term B Facility	Loan	7.00%	12/21/2016	$2,437,399	2,421,925	2,444,516
Charter Communications Operating, LLC	Cable and Satellite Television	Term C Loan	Loan	3.46%	9/6/2016	$2,047,547	2,044,048	2,057,785
Charter Communications Operating, LLC	Cable and Satellite Television	Term D Loan	Loan	4.00%	5/15/2019	$1,985,000	1,976,313	2,000,503
CHS/ Community Health Systems, Inc.	Healthcare	Extended Term Loan	Loan	3.79%	1/25/2017	$4,064,516	3,963,653	4,090,935
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	5.75%	2/28/2018	$1,066,260	1,059,429	1,068,925
Contec, LLC	Electronics/Electric	Second Lien Term Notes	Loan	10.00%	11/2/2016	$401,202	2,400,891	2,578,210
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	4.00%	3/28/2019	$496,250	494,095	501,833
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	$4,805,833	4,789,964	4,829,862
Crown Castle Operating Company	Telecommunications/Cellular	Tranche B Term Loan	Loan	4.00%	1/31/2019	$1,980,000	1,963,120	1,989,484
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$795,675	732,459	729,372
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	720,189	604,343
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	$3,949,622	3,949,622	3,977,822
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,970,010	3,919,904	3,910,460
Del Monte Foods Company	Food Products	Initial Term Loan	Loan	4.00%	3/8/2018	$4,438,139	4,473,061	4,443,687
Delphi Corporation	Electronics/Electric	Tranche A Term Loan Retired 03/01/2013	Loan	4.25%	3/31/2016	$1,683,357	1,685,403	1,682,650
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	0.00%	1/31/2020	$250,000	250,000	250,783
DS Waters of America, Inc.	Beverage and Tobacco	Term Loan (First Lien)	Loan	10.50%	8/29/2017	$2,977,500	2,928,511	3,037,050
Dunkin’ Brands, Inc.	Food Services	Term B-3 Loan	Loan	0.00%	2/14/2020	$4,000,000	3,990,000	3,990,000
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	$574,161	567,732	577,606
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	$3,925,006	3,727,372	3,263,878
eInstruction Corporation	Electronics/Electric	Initial Term Loan	Loan	0.00%	7/2/2013	$2,997,722	2,931,236	899,317
Electrical Components International, Inc.	Electronics/Electric	Synthetic Revolving Loan	Loan	6.75%	2/4/2016	$117,647	116,611	117,647
Electrical Components International, Inc.	Electronics/Electric	Term Loan	Loan	6.75%	2/4/2017	$1,786,475	1,768,892	1,786,475
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$497,503	492,828	501,702
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	$2,589,036	2,498,894	2,467,351
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	$1,320,937	1,264,234	1,258,853
First Data Corporation	Financial Intermediaries	2017 Dollar Term Loan	Loan	5.20%	3/24/2017	$2,111,028	2,027,434	2,111,914
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	$2,290,451	2,216,829	2,261,591
Freescale Semiconductor, Inc.	Electronics/Electric	Tranche B-1 Term Loan Retired 03/01/2013	Loan	4.45%	12/1/2016	$2,534,348	2,450,139	2,535,945
FTD Group, Inc.	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	4.75%	6/11/2018	$3,715,723	3,683,533	3,715,723
Generac Power Systems, Inc.	Industrial Equipment	Term Loan	Loan	6.25%	5/30/2018	$906,111	890,154	923,590
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.75%	3/2/2018	$4,746,591	4,757,841	4,774,548
Global Tel*Link Corporation	Business Equipment and Services	Replacement Term Loan	Loan	6.00%	12/14/2017	$1,964,912	1,960,077	1,967,368
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$4,000,000	3,929,629	4,015,000
Grifols Inc.	Drugs	New U.S. Tranche B Term Loan	Loan	4.25%	6/1/2017	$3,465,982	3,457,357	3,481,371
Grosvenor Capital Management Holdings, LLLP	Brokers/Dealers/Investment Houses	Tranche C Term Loan	Loan	4.25%	12/5/2016	$3,336,378	3,252,391	3,311,355
Hanger Orthopedic Group, Inc.	Healthcare	Term C Loan	Loan	4.00%	12/1/2016	$3,910,667	3,920,277	3,925,332
HCA Inc.	Healthcare	Tranche B-3 Term Loan	Loan	3.45%	5/1/2018	$5,734,690	5,440,293	5,764,912
Health Management Associates, Inc.	Healthcare	Term B Loan	Loan	4.50%	11/16/2018	$2,970,000	2,945,366	2,993,344
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	0.00%	3/11/2018	$3,000,000	3,045,000	3,045,000
HIBU PLC (fka Yell Group PLC)	Business Equipment and Services	Facility B1 - YB (USA) LLC (11/2009)	Loan	3.95%	7/31/2014	$3,030,606	2,983,167	530,356
HMH Holdings (Delaware) Inc.	Conglomerate	Term Loan (Exit Facility)	Loan	7.25%	5/22/2018	$992,500	974,925	997,463
Hologic, Inc.	Healthcare	Tranche A Term Loan	Loan	3.20%	8/1/2017	$2,437,500	2,432,069	2,439,328
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.54%	8/22/2014	$3,679,939	3,647,610	3,385,544
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.75%	4/19/2017	$3,920,000	3,883,690	3,920,000
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-2 Term Loan	Loan	5.25%	4/5/2018	$1,990,013	1,971,642	2,011,166
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	$492,090	492,090	484,093
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan	Loan	4.00%	3/7/2018	$982,500	982,500	982,726
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	$2,590,213	2,577,375	2,598,838
Kalispel Tribal Economic Authority	Lodging and Casinos	Term Loan	Loan	7.50%	2/24/2017	$3,625,323	3,577,074	3,634,387
Kinetic Concepts, Inc.	Healthcare	Dollar Term C-1 Loan	Loan	5.50%	5/4/2018	$495,000	478,661	501,034
Kronos Worldwide, Inc.	Chemicals/Plastics	Initial Term Loan	Loan	7.00%	6/13/2018	$500,000	500,000	504,065
MetroPCS Wireless, Inc.	Telecommunications	Tranche B-2 Term Loan	Loan	4.07%	11/3/2016	$2,489,192	2,491,685	2,495,938
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$500,000	500,000	501,110
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/20/2020	$2,688,796	2,682,872	2,697,212
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.46%	11/26/2019	$1,086,207	1,050,910	1,089,607
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$3,000,000	2,996,317	2,992,500
Novelis, Inc.	Conglomerate	Term B-2 Loan	Loan	4.00%	3/10/2017	$987,500	968,539	988,734
Novelis, Inc.	Conglomerate	Term Loan	Loan	4.00%	3/10/2017	$3,920,009	3,946,297	3,924,909
NPC International, Inc.	Food Services	Term Loan	Loan	4.50%	12/28/2018	$490,833	490,833	495,128
NRG Energy, Inc.	Utilities	Term Loan	Loan	3.25%	7/1/2018	$3,940,000	3,910,795	3,958,557
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.00%	4/7/2017	$820,339	820,339	824,695
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	$148,875	146,330	149,992
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	5.00%	5/15/2019	$2,413,048	2,399,166	2,434,114
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	5.00%	2/25/2017	$4,909,816	4,893,453	4,916,739
OpenLink International, Inc.	Business Equipment and Services	Initial Term Loan	Loan	7.75%	10/30/2017	$990,000	974,594	988,763
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.25%	6/22/2019	$997,500	988,412	1,007,475
PATS Aircraft, LLC	Aerospace and Defense	Term Loan	Loan	8.50%	10/6/2016	$357,331	239,023	276,932
Penn National Gaming, Inc.	Lodging and Casinos	Term A Facility	Loan	1.72%	7/14/2016	$2,775,888	2,719,125	2,776,748
Penn National Gaming, Inc.	Lodging and Casinos	Term B Facility	Loan	3.75%	7/16/2018	$985,013	983,123	988,431
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,496,173	1,494,329	1,501,784
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.25%	12/5/2018	$1,980,000	1,950,704	1,989,583
Physician Oncology Services, LP	Healthcare	Delayed Draw Term Loan	Loan	7.75%	1/31/2017	$51,020	50,682	50,765
Physician Oncology Services, LP	Healthcare	Effective Date Term Loan	Loan	7.75%	1/31/2017	$419,961	417,178	417,861
Pinnacle Foods Finance LLC	Food Products	Extended Initial Term Loan	Loan	3.70%	10/2/2016	$5,726,579	5,491,534	5,761,168
Preferred Proppants, LLC	Nonferrous Metals/Minerals	Term B Loan	Loan	7.50%	12/15/2016	$1,980,000	1,949,170	1,841,400
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.76%	1/31/2019	$679,545	669,390	683,507
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	5.00%	7/6/2017	$1,956,155	1,941,853	1,961,045
Quintiles Transnational Corp.	Conglomerate	Term B-2 Loan	Loan	4.50%	6/8/2018	$3,681,541	3,653,803	3,716,810
Ranpak Corp.	Food/Drug Retailers	USD Term Loan (First Lien)	Loan	4.75%	4/20/2017	$2,396,012	2,387,700	2,384,032
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan Refinancing	Loan	4.50%	4/1/2018	$1,995,000	1,995,000	2,005,454
Reynolds Group Holdings Inc.	Industrial Equipment	U.S. Term Loan	Loan	4.75%	9/28/2018	$1,995,000	1,995,000	2,017,244
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,980,000	1,947,152	1,986,197
Roundy’s Supermarkets, Inc.	Food/Drug Retailers	Tranche B Term Loan	Loan	5.75%	2/13/2019	$992,500	979,782	937,297
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.46%	3/29/2017	$1,860,226	1,843,739	1,855,576
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-2 Loan	Loan	4.00%	3/29/2019	$1,384,706	1,378,679	1,389,899
Royal Adhesives and Sealants, LLC	Chemicals/Plastics	Term A Loan	Loan	7.25%	11/29/2015	$4,498,210	4,459,450	4,432,399
RPI Finance Trust	Drugs	6.75 Year Term Loan(2012)	Loan	3.50%	5/9/2018	$5,398,833	5,373,794	5,449,474
Scientific Games International Inc.	Electronics/Electric	Tranche B-1 Term Loan	Loan	3.21%	6/30/2015	$1,977,810	1,965,672	1,985,226
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,444	460,692
Securus Technologies Holdings, Inc (fka Securus Technologies, Inc.)	Telecommunications	Tranche 2 Term Loan (First Lien)	Loan	6.50%	5/31/2017	$1,985,000	1,967,961	1,975,075
Sensata Technology BV/Sensata Technology Finance Company, LLC	Electronics/Electric	Term Loan	Loan	3.75%	5/12/2018	$2,969,849	2,969,849	2,986,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	$1,965,000	1,958,111	1,961,070
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	$2,851,387	2,861,398	2,857,089
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	4.50%	11/22/2016	$3,920,000	3,895,621	3,906,946
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	$843,625	829,202	849,952
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	$969,244	954,866	976,310
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	$3,268,571	3,165,384	3,154,171
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.77%	6/7/2018	$3,441,181	3,411,986	3,458,386
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-1 Loan	Loan	5.00%	6/7/2019	$811,071	803,796	817,138
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	Funded Term B-2 Loan	Loan	5.00%	6/7/2019	$83,904	83,151	84,531
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	$1,367,311	1,357,359	1,370,729
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche B U.S. Term Loan	Loan	3.85%	2/28/2016	$4,253,748	4,184,167	4,260,086
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	$497,687	493,012	500,544
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.00%	12/31/2015	$289,811	281,918	214,875
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	5.00%	4/23/2019	$497,500	493,115	500,609
Taminco Global Chemical Corporation	Chemicals/Plastics	Tranche B-2 Dollar Term Loan	Loan	4.25%	2/15/2019	$1,488,750	1,478,991	1,498,859
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	$4,432,500	4,415,534	4,432,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	7.50%	12/3/2015	$4,000,000	3,981,089	3,980,000
Texas Competitive Electric Holdings Company, LLC (TXU)	Utilities	2014 Term Loan (Non-Extending)	Loan	3.73%	10/10/2014	$5,580,862	5,527,535	4,012,249
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	$2,431,854	2,437,744	2,450,093
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,945,974	4,955,789	4,955,587
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	5.50%	5/3/2018	$1,990,000	1,981,374	2,008,666
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	5.75%	6/6/2019	$497,500	488,158	501,853
Tube City IMS Corporation	Steel	Term Loan	Loan	5.75%	3/20/2019	$992,500	983,864	1,001,184
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	6.00%	7/28/2017	$161,778	160,586	162,688
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$123,747	123,243	124,444
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term Loan B	Loan	6.00%	7/28/2017	$826,540	820,452	831,193
U.S. Silica Company	Nonferrous Metals/Minerals	Loan	Loan	4.75%	6/8/2017	$1,970,000	1,962,974	1,974,925
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.00%	11/13/2016	$2,913,628	2,858,339	2,906,344
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	6.00%	4/3/2019	$2,481,281	2,448,808	2,486,715
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,924,924	3,924,007	3,902,670
Univision Communications Inc.	Telecommunications	2013 Converted Extended First-Lien Term Loan	Loan	4.75%	3/1/2020	$3,000,000	2,981,257	3,000,870
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	$1,000,000	970,954	1,010,000
Valeant Pharmaceuticals International, Inc.	Drugs	Series D-1 Tranche B Term Loan	Loan	3.50%	2/13/2019	$2,985,000	2,972,608	3,006,462
Vantiv, LLC (fka Fifth Third Processing Solutions, LLC)	Financial Intermediaries	Tranche B Term Loan	Loan	3.75%	3/27/2019	$1,063,393	1,058,765	1,065,520
Verint Systems Inc.	Business Equipment and Services	Term Loan 2011	Loan	4.50%	10/27/2017	$1,920,000	1,913,087	1,921,920
Vertafore, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	7/29/2016	$2,984,781	2,984,781	3,018,360
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	$3,696,942	3,696,942	3,518,269
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$2,000,000	2,029,513	2,007,500
Weight Watchers International, Inc.	Food Products	Term D Loan	Loan	2.56%	6/30/2016	$2,700,529	2,667,383	2,701,879
Wendy’s International, Inc	Food Services	Term Loan	Loan	4.75%	5/15/2019	$997,500	988,532	1,006,098
West Corporation	Telecommunications	Term B-8 Loan	Loan	4.25%	6/30/2018	$2,971,535	3,023,298	2,978,964
Wolverine World Wide, Inc.	Clothing/Textiles	Tranche B Term Loan	Loan	4.00%	10/9/2019	$854,821	846,633	861,233
Yankee Candle Company, Inc., The	Retailers (Except Food and Drugs)	Initial Term Loan	Loan	5.25%	4/2/2019	$2,256,466	2,236,833	2,268,877
BABSN 2007-1A	Financial Intermediaries	Floating - 01/2021 - D1 - 05617AAA9	ABS	3.55%	1/18/2021	$1,500,000	1,258,888	1,050,000
GALE 2007-3A	Financial Intermediaries	Floating - 04/2021 - E - 363205AA3	ABS	3.80%	4/19/2021	$4,000,000	3,386,571	2,800,000
KATO 2006-9A	Financial Intermediaries	Floating - 01/2019 - B2L - 486010AA9	ABS	3.80%	1/25/2019	$5,000,000	4,339,337	3,500,000
STCLO 2007-6A	Financial Intermediaries	Floating - 04/2021 - D- 86176YAG7	ABS	3.90%	4/17/2021	$5,000,000	4,054,244	3,500,000
							$379,843,341	$374,419,979

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

INCREASE FROM OPERATIONS:
Net investment income (loss)	$(2,143,630)	$1,033,327	$2,368,009
Net realized gain (loss) from investments	(8,815,296)	2,532,558	(4,547,952)
Net unrealized appreciation (depreciation) on investments	6,776,871	3,235,774	(650,241)
Net increase (decrease) in net assets from operations	(4,182,055)	6,801,659	(2,830,184)

Total increase (decrease) in net assets	(4,182,055)	6,801,659	(2,830,184)
Net assets at beginning of period	838,817	(5,962,842)	(3,132,658)
Net assets at end of period	$(3,343,238)	$838,817	$(5,962,842)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended February 28, 2014	For the year ended February 28, 2013	For the year ended February 29, 2012

Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(4,182,055)	$6,801,659	$(2,830,184)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(10,122)	—	(223,448)
Net accretion of discount on investments	(568,674)	(1,383,978)	(2,997,514)
Amortization of deferred debt financing costs	994,602	1,015,332	1,016,124
Loss on extinguishment of debt	3,442,442	—	—
Net realized (gain) loss from investments	8,815,296	(2,532,558)	4,547,952
Net unrealized (appreciation) depreciation on investments	(6,776,871)	(3,235,774)	650,241
Proceeds from sale and redemption of investments	128,190,654	165,363,963	216,319,521
Purchase of investments	(55,721,381)	(151,267,166)	(208,491,101)
(Increase) decrease in operating assets:
Interest receivable	134,033	(3,547)	155,579
Receivable from open trades	3,330,272	4,915,102	(10,046,640)
Other Assets	(91,336)	—	—
Increase (decrease) in operating liabilities:
Interest Payable	(43,645)	(160,620)	125,101
Payable for open trades	(6,901,250)	(8,510,897)	(293,957)
Accrued base management fee	31,882	(2,345)	(835)
Accrued subordinated management fee	(97,629)	(9,382)	(3,338)
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	70,546,218	10,989,789	(2,072,499)

Financing activities
Borrowings on debt	277,711,620	—	—
Paydowns on debt	(366,793,378)	—	—
Deferred debt financing costs	(2,250,398)	—	—
NET CASH USED BY FINANCING ACTIVITIES	(91,332,156)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,785,938)	10,989,789	(2,072,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,804,871	17,815,082	19,887,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,018,933	$28,804,871	$17,815,082

Supplemental Information:
Interest paid during the period	$11,722,159	$15,773,621	$14,355,520

Supplemental non-cash information:
Paid-in-kind interest income	$10,122	$—	$223,448
Net accretion of discount on investments	$568,674	$1,383,978	$2,997,514
Amortization of deferred debt financing costs	$994,602	$1,015,332	$1,016,124

See accompanying notes to financial statements.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Purpose

Saratoga Investment Corp. CLO 2013-1, Ltd. (the “Issuer”, “we”, “our”, “us”, “CLO” and “Saratoga CLO”), an exempted company with limited liability incorporated under the laws of the Cayman Islands was formed on November 28, 2007 and commenced operations on January 22, 2008. The Issuer was established to acquire or participate in U.S. dollar-denominated corporate debt obligations.

On January 22, 2008, the Issuer issued $400.0 million of notes, consisting of Class A Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes (collectively the “Secured Notes”), and Subordinated Notes. The notes were issued pursuant to an indenture, dated January 22, 2008 (the “Indenture”), with U.S. Bank National Association (the “Trustee”) servicing as the Trustee there under.

On October 17, 2013, in a refinancing transaction, the Issuer issued $284.9 million of notes (the “2013-1 CLO Notes”), consisting of Class X Floating Rate Senior Notes, Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the Secured Notes issued in 2008. As of February 28, 2014, Saratoga Investment Corp. owned 100% of the Subordinated Notes of the CLO.

Pursuant to an investment management agreement (the “Investment Management Agreement”), Saratoga Investment Corp. (the “Investment Manager”), provides investment management services to the Issuer, and makes day-to-day investment decisions concerning the assets of the Issuer. The Investment Manager also performs certain administrative services on behalf of the Issuer under the Investment Management Agreement.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are stated in U.S. dollars.  The following is a summary of the significant accounting policies followed by the Issuer in the preparation of its financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including the fair value of

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

investments, and the amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2014 and February 28, 2013, cash and cash equivalents amounted to $8.0 million and $28.8 million, respectively, and are swept on an overnight basis into a money market deposit account and invested in shares of JP Morgan Liquidity Institutional fund held at the Trustee.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by the Investment Manager to approve a fair value determination to reflect significant events affecting the value of these investments. The Investment Manager values investments for which market quotations are not readily available at fair value. Determinations of fair value may involve significant judgments and estimates. The types of factors that may be considered in determining the fair value of investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon the Investment Manager’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Paid-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

Deferred Debt Financing Costs, net

Included in deferred debt financing costs of $2.2 million as of February 28, 2014 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

Deferred debt financing costs of $1.6 million, incurred in connection with the issuance of the Secured Notes, were expensed when the Secured Notes were extinguished on October 17, 2013.

Deferred debt financing cost of $2.1 million as of February 28, 2013 included structuring fees of the investment bank, rating agency fees and legal fees associated with the associated with the establishment of the Issuer in 2007. Such costs have been capitalized and amortized using an effective yield method, over the life of the facility.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”) in an amount equal to 0.25% per annum of the Fee Basis Amount at the beginning of the Collection Period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.25% per annum of the Fee Basis Amount at the beginning of the Collection Period. The Incentive Management Fee equals 20% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 28, 2014 and 2013, and February 29, 2012, no Incentive Management Fee’s have been paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services.  For the years ended February 28, 2014 and 2013, and February 29, 2012, the Issuer paid $0.1 million, $0.1 million and $0.1 million, respectively, for trustee services provided and is included in other expenses in the Statement of Operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2014 and 2013, and February 29, 2012, $5.7 million, $8.8 million and $7.9 million of payments to the Subordinated Notes were included in interest expense in the Statement of Operations, respectively.

Risk Management

In the ordinary course of its business, the Issuer manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

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

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 asset, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820 and the 1940 Act.

The following table presents fair value measurements of investments, by major class, as of February 28, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$297,872,178	$2,618,899	$300,491,077
Structured finance securities	—	—	—	—
Equity interest	—	—	—	—
Total	$—	$297,872,178	$2,618,899	$300,491,077

The following table presents fair value measurements of investments, by major class, as of February 28, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$358,237,074	$4,256,932	$362,494,006
Structured finance securities	—	—	10,850,000	10,850,000
Equity interest	5,410	—	1,070,563	1,075,973
Total	$5,410	$358,237,074	$16,177,495	$374,419,979

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2014:

	Term Loans	Structured Finance Securities	Equity Interest
Balance as of February 28, 2013	$4,256,932	$10,850,000	$1,070,563
Net unrealized gains (losses)	(45,982)	2,189,036	(394,438)
Purchases and other adjustments to cost	34,872	203,167	—
Sales and redemptions	(408,133)	(13,846,450)	(181,476)
Net realized gain (loss) from investments	102,394	604,247	(494,649)
Net transfers in and/or out of Level 3(1)	(1,321,184)	—	—
Balance as of February 28, 2014	$2,618,899	$—	$—

(1)         The Issuer’s investment in Tectum Holdings Inc. was transferred into Level 2 during the year ended February, 28, 2014, as the reliability of market quotes became available for this investment and have been subsequently used for valuation purposes.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2013:

	Term Loans	Structured Finance Securities	Equity Interest
Balance as of February 29, 2012	$—	$14,507,600	$1,070,563
Net unrealized gains (losses)	(102,541)	(126,657)	—
Purchases and other adjustments to cost	4,018,668	219,455	—
Sales and redemptions	(74,141)	(4,000,000)	—
Net realized gain (loss) from investments	26,621	249,602	—
Net transfers in and/or out of Level 3(2)	388,325	—	—
Balance as of February 28, 2013	$4,256,932	$10,850,000	$1,070,563

(2)         The Issuer’s investment in PATS Aircraft, LLC was transferred into Level 3 during the year ended February, 28, 2013 due to changes in liquidity. These changes impacted the Investment Manager’s ability to obtain observable market information. Accordingly, the determination of fair value for this investment required significant management judgment and estimation, resulting in a Level 3 classification for the year ended February 28, 2013.

Transfers into or out of Level 3 are recognized at the reporting date.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net unrealized loss on level 3 investments held as of February 28, 2014 and February 28, 2013, was $0.02 million and $1.8 million, respectively, and is included in net unrealized appreciation on investments in the Statements of Operations.

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

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

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

On October 17, 2013, the Issuer issued $284.9 million of notes (the “2013-1 CLO Notes”), consisting of Class X Floating Rate Senior Notes, Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 CLO Notes were used along with existing assets held by the Trustee to redeem all of the Secured Notes issued in 2008. The Subordinated Notes were not included in the refinancing transaction.

The 2013-1 CLO Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer.

The relative order of seniority of payment of each class of securities is, as follows: first, Class X Notes, second, Class A-1 Notes, third, Class A-2 Notes, fourth, Class B Notes, fifth, Class C Notes, sixth, Class D  Notes, seventh, Class E Notes, eighth, Class F Notes, and ninth, the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities (other than the Class X Notes) in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the 2013-1 CLO Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 28, 2014:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class X Floating Rate Senior Notes	LIBOR + 1.05%	October 20, 2023	$2,500,000	$1,666,666
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	October 20, 2023	170,000,000	170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	October 20, 2023	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.00%	October 20, 2023	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	October 20, 2023	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	October 20, 2023	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	October 20, 2023	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	October 20, 2023	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2023	30,000,000	30,000,000
			$314,900,000	$314,066,666

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on January 22, 2008, at February 28, 2013:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A Floating Rate Senior Notes	LIBOR + 0.75%	January 21, 2020	$296,000,000	$296,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.50%	January 21, 2020	22,000,000	22,000,000
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	January 21, 2020	14,000,000	14,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	January 21, 2020	16,000,000	16,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	January 21, 2020	22,000,000	17,960,044
Subordinated Notes	N/A	January 21, 2020	30,000,000	30,000,000
			$400,000,000	$395,960,044

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2014:

Debt Security	February 28, 2014
Class X Floating Rate Senior Notes	$1,664,666
Class A-1 Floating Rate Senior Notes	168,878,000
Class A-2 Floating Rate Senior Notes	20,000,000
Class B Floating Rate Senior Notes	44,679,040
Class C Deferrable Floating Rate Notes	15,944,000
Class D Deferrable Floating Rate Notes	13,766,200
Class E Deferrable Floating Rate Notes	12,481,680
Class F Deferrable Floating Rate Notes	4,398,300
Subordinated Notes	19,569,596
$301,381,482

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as level 3 liabilities within the fair value hierarchy.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2013:

Debt Security	February 28, 2013
Class A Floating Rate Senior Notes	$292,879,007
Class B Floating Rate Senior Notes	22,900,917
Class C Deferrable Floating Rate Notes	14,592,983
Class D Deferrable Floating Rate Notes	16,414,949
Class E Deferrable Floating Rate Notes	17,999,348
Subordinated Notes	25,516,959
$390,304,163

The following table provides the weighted average interest rate for the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

		Weighted Average Interest Rate
Debt Security	Interest Rate	February 28, 2014	February 28, 2013	February 29, 2012
2013-1 CLO Notes
Class X Floating Rate Senior Notes	LIBOR + 1.05%	1.29%	N/A	N/A
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	1.54%	N/A	N/A
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	1.74%	N/A	N/A
Class B Floating Rate Senior Notes	LIBOR + 2.00%	2.24%	N/A	N/A
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	3.14%	N/A	N/A
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	3.74%	N/A	N/A
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	4.74%	N/A	N/A
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	5.99%	N/A	N/A
Subordinated Notes	N/A	N/A	N/A	N/A
Secured Notes
Class A Floating Rate Senior Notes	LIBOR + 0.75%	1.03%	1.15%	1.12%
Class B Floating Rate Senior Notes	LIBOR + 2.50%	2.78%	2.90%	2.87%
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	4.03%	4.15%	4.12%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	4.98%	5.10%	5.07%
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	6.73%	6.85%	6.82%

The Indenture provides that payments on the Subordinated Notes shall rank subordinate in priority of payment to payments due on all classes of 2013-1 CLO Notes and subordinate in priority of payment to the payment of fees and expenses. Distributions on the Subordinated Notes are limited to the assets of the Issuer remaining after payment of all of the liabilities of the Issuer that rank senior in priority of payment to the Subordinated Notes. To the extent that the proceeds from the collateral are not sufficient to make distributions on the Subordinated Notes the Issuer will have no further obligation in respect of the Subordinated Notes.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

Interest proceeds and, after the 2013-1 CLO Notes have been paid in full, principal proceeds, in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

Distributions, if any, on the Subordinated Notes will be payable quarterly on the 20th day of each January, April, July and October of each calendar year or, if any such day is not a business day, on the next succeeding business day (each, a “Payment Date”), commencing on the first Payment Date, and on January 21, 2020 (or if any such day is not a business day, the next succeeding business day) (the “Stated Redemption Date”) (if not redeemed prior to such date) sequentially in order of seniority. At the Stated Redemption Date, the Subordinated Notes will be redeemed after payment in full of all of the 2013-1 CLO Notes and the payment of all administrative and other fees and expenses. The failure to pay interest proceeds or principal proceeds to the holders of the Subordinated Notes will not be an event of default under the Indenture.

In May of 2009, the Issuer defaulted on its Class E overcollateralization ratio of 105.10%, at which point, $4.0 million of interest proceeds were used to repay the Class E Notes through November 2009. Interest on the Class C, Class D, and Class E Notes was deferred and repaid in January of 2010 upon the Issuer’s return to compliance. Distributions to the Subordinated Notes resumed in April of 2010.

As of February 28, 2014, the remaining unamortized discount on the Class X, Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $0.0 million, $1.7 million, $0.2 million, $1.1 million, $0.7 million, $0.9 million, $1.7 million and $0.6 million, respectively.

The remaining unamortized deferred debt financing costs, on the Secured Notes, of $1.6 million, and unamortized discount on the Secured Notes of $1.8 million, were recognized as additional amortization expense when the related notes were extinguished and recorded within loss on extinguishment of debt in the Statement of Operations.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2011 — 2014). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2014 and 2013, there was no impact to the financial statements

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2014 and 2013, and February 29, 2012. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2014 and 2013, and February 29, 2012.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Investment Manager feels that the likelihood of such an event is remote.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2014 and 2013, the Issuer is not subject to any material legal proceedings.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2014 and 2013, the Issuer had no unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2014 and 2013, and February 29, 2012, the Issuer bought no investments from related parties and sold investments fair valued at $0.3 million, $0.0 million and $15.6 million, respectively, to the Investment Manager.

The Subordinated Notes are wholly owned by the Investment Manager.  The Subordinated Notes do not have a stated coupon rates, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2014 and 2013, and February 29, 2012, $5.7 million, $8.8 million, and $7.9 million of payments to the Subordinated Notes were included in interest expense in the Statement of Operations, respectively.

8. Shareholders’ Capital

Capital contributions and distributions shall be made at such time and in such amounts as determined by the Investment Manager and the Indenture.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

The majority holder of the Subordinated Notes has various control rights over the CLO, including the ability to call the CLO prior to its legal maturity, replace the Investment Manager under certain circumstances, and refinance any of the outstanding debt tranches.  The voting structure of the Subordinated Notes may require either majority or unanimous approval depending upon the issue.

The authorized share capital of the Issuer consists of 50,000 ordinary shares, 250 of which are owned by Maples Finance Limited and are held under the terms of a declaration of trust.

As of February 28, 2014 and February 28, 2013, net assets were $(3.3) million and $0.8 million, respectively.  These amounts include accumulated gains of $0.8 million and accumulated losses of $(6.0) million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above.  The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the Statements of Assets and Liabilities date.

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2014 and 2013 and February 29, 2012:

	February 28, 2014	February 28, 2013	February 29, 2012
Average subordinated notes’ capital balance (1)	$28,471,910	$27,165,497	$20,808,673
Ratio and supplemental data:
Total Return (2)	4.65%	73.51%	41.28%
Net investment income (3)	(7.53)%	3.80%	11.38%
Total expenses (3)	65.27%	70.97%	87.40%
Base management fee (3)	1.82%	1.47%	1.93%
Subordinated management fee (3)	4.42%	5.89%	7.73%

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

(3)         Calculated based on the average subordinated notes’ capital balance.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2014 through May 27, 2014, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.