Form 10-Q
period 2014-05-31
SARATOGA INVESTMENT CORP.
filed 2014-07-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 14, 2014 was 5,379,616.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2014	February 28, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $198,520,606 and $185,266,607, respectively)	$198,595,113	$186,275,106
Control investments (cost of $16,555,808 and $16,555,808, respectively)	20,118,891	19,569,596
Total investments at fair value (amortized cost of $215,076,414 and $201,822,415, respectively)	218,714,004	205,844,702
Cash and cash equivalents	2,974,111	3,293,898
Cash and cash equivalents, reserve accounts	9,725,613	3,293,113
Interest receivable, (net of reserve of $296,091 and $150,058, respectively)	3,506,476	2,571,853
Deferred debt financing costs, net	4,125,345	4,008,704
Management fee receivable	166,876	150,106
Other assets	21,336	14,461
Total assets	$239,233,761	$219,176,837

LIABILITIES
Revolving credit facility	$4,700,000	$—
SBA debentures payable	64,000,000	50,000,000
Notes payable	48,300,000	48,300,000
Management and incentive fees payable	3,649,739	3,856,962
Accounts payable and accrued expenses	896,106	824,568
Interest and debt fees payable	658,269	873,135
Due to manager	348,154	398,154
Total liabilities	$122,552,268	$104,252,819

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,379,616 and 5,379,616 common shares issued and outstanding, respectively	$5,380	$5,380
Capital in excess of par value	184,851,154	184,851,154
Distribution in excess of net investment income	(27,567,086)	(29,627,578)
Accumulated net realized loss from investments and derivatives	(44,245,545)	(44,327,225)
Net unrealized appreciation on investments and derivatives	3,637,590	4,022,287
Total Net Assets	116,681,493	114,924,018

Total liabilities and Net Assets	$239,233,761	$219,176,837

NET ASSET VALUE PER SHARE	$21.69	$21.36

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$4,707,894	$3,756,830
Payment-in-kind interest income from Non-control/Non-affiliate investments	252,928	288,755
Control investments	641,338	1,126,004
Total interest income	5,602,160	5,171,589
Interest from cash and cash equivalents	594	1,906
Management fee income	392,034	498,091
Other income	149,335	346,176
Total investment income	6,144,123	6,017,762

EXPENSES
Interest and debt financing expenses	1,787,587	1,127,855
Base management fees	968,479	736,716
Professional fees	435,374	331,064
Administrator expenses	250,000	250,000
Incentive management fees	380,903	821,122
Insurance	84,487	119,995
Directors fees and expenses	53,175	51,000
General and administrative	123,626	98,361
Other expense	—	11,960
Total expenses	4,083,631	3,548,073

NET INVESTMENT INCOME	2,060,492	2,469,689

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	81,680	529,300
Net unrealized appreciation (depreciation) on investments	(384,697)	800,862
Net gain/(loss) on investments	(303,017)	1,330,162

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,757,475	$3,799,851

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.80

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2014

(unaudited)

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets

Non-control/Non-affiliated investments - 170.2% (b)

PATS Aircraft, LLC (d), (g)	Aerospace	Common Stock	51,813	$89,636	$89,636	0.1%

PATS Aircraft, LLC (d)	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	1,116	1,000,000	1,338,052	1.1%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.6%

Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	7,128	712,800	1,316,185	1.1%

Tectum Holdings, Inc. (d)	Automotive	Second Lien Term Loan 8.00% Cash, 3/20/2020	$3,500,000	3,500,000	3,500,000	3.0%

		Total Automotive		12,950,648	13,892,085	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	763,694	0.7%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	482,016	0.4%

		Total Building Products		360,324	1,245,710	1.1%

ARSloane Acquistion, LLC (d)	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$995,000	986,141	1,001,268	0.9%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,985,000	5,931,055	5,997,569	5.1%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,899,617	7,665,000	6.6%

Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,545,233	7,410,230	7,545,233	6.5%

Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,777,760	5,696,225	5,777,760	5.0%
	`	`
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	464,082	0.4%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,980,000	3,946,154	3,950,150	3.4%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,973,841	2,000,000	1.7%

Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,185,612	5,259,171	4.5%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,975,000	4,930,743	5,002,860	4.3%
.
Vector Controls Holding Co., LLC (d), (g)	Business Services	Common Stock	3,005	—	—	0.0%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,292,485	9,155,906	9,292,485	8.0%
.
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	102,679	0.1%

		Total Business Services		52,515,524	54,058,257	46.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,699,857	3,670,403	3,539,954	3.0%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	912,478	0.8%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,471,852	1.3%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$399,152	394,315	374,198	0.3%

		Total Consumer Products		6,685,641	6,298,482	5.4%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	137,000	0.1%

Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 8.25% Cash, 1/8/2019	$3,000,000	2,944,732	3,000,000	2.6%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,105,054	1,073,253	1,105,054	0.9%

Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$3,955,000	3,890,456	3,955,000	3.4%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$4,193,548	4,157,895	4,202,355	3.6%

PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,934,596	5,047,000	4.3%

		Total Consumer Services		17,100,932	17,446,409	14.9%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	130,619	0.1%

		Total Education		1,388,491	130,619	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,527,359	5.6%

		Total Electronics		6,901,547	6,527,359	5.6%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	198,236	0.2%

USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	4,509,856	3.9%

		Total Environmental		3,158,800	4,708,092	4.1%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,487,500	2,465,215	2,512,375	2.2%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,932,974	4,230,000	3.6%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,089,087	5,070,345	5,089,087	4.4%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,518,106	2,546,121	2.2%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,832,346	2,821,569	2.4%

		Total Food and Beverage		16,818,986	17,199,152	14.8%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,500,283	5,401,424	5,514,068	4.7%

Oceans Acquisition, Inc.	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,246,226	6,154,587	6,121,301	5.2%

Oceans Acquisition, Inc.	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$1,000,000	983,769	980,000	0.8%

Roscoe Medical, Inc. (d) (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%

Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,118,800	4,200,000	3.6%

Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,477,500	4,399,298	4,343,175	3.7%

Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,406,250	2,385,838	2,394,219	2.1%

Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,477,500	4,397,283	4,477,500	3.8%

		Total Healthcare Services		28,340,999	28,530,263	24.3%

McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,433	376,090	0.3%

		Total Homebuilding		558,433	376,090	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,955,000	5,903,750	5,955,000	5.1%

		Total Manufacturing		5,903,750	5,955,000	5.1%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% Cash, 5/16/2019	$9,500,000	8,932,568	9,470,584	8.1%

HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	300,356	579	0.0%

HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	81,390	28,837	0.0%

		Total Media		9,314,314	9,500,000	8.1%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,615	8,859,615	5,721,258	4.9%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,635	5,721,258	4.9%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	—	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,258,294	1,162,818	1.0%

		Total Publishing		2,258,294	1,162,818	1.0%

Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	1,987	0.0%

Community Investors, Inc.	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,871,096	6,983,333	6.0%

Community Investors, Inc.	Software	Revolver	$166,667	—	—	0.0%

Community Investors, Inc. (g)	Software	Preferred Stock	63,463	149,138	98,369	0.1%

Community Investors, Inc. (g)	Software	Preferred Stock - A Shares	135,584	135,584	210,155	0.2%

Pen-Link, Ltd. (d), (g)	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,291,430	11,500,000	9.9%

		Total Software		18,448,530	18,793,844	16.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,611,524	6,705,441	5.7%

		Total Utilities		6,611,524	6,705,441	5.7%

Sub Total Non-control/Non-affiliated investments				198,520,606	198,595,113	170.2%

Control investments - 17.2% (b)

Saratoga Investment Corp. CLO 2013-1, Ltd. (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 15.89%, 10/17/2023	$30,000,000	16,555,808	20,118,891	17.2%

Sub Total Control investments				16,555,808	20,118,891	17.2%

TOTAL INVESTMENTS - 187.4% (b)				$215,076,414	$218,714,004	187.4%

(a) All of our equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Saratoga Investment Corp. CLO 2013-1, Ltd.

(b) Percentages are based on net assets of $116,681,493 as of May 31, 2014.

(c) Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).

(d) These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).

(e) 15.89% represents the modeled effective interest rate that is expected to be earned over the life of the investment.

(f) As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (cost)	Income	fee income	gains/(losses)	gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$641,338	$392,034	$—	$3,563,083

(g) Non-income producing at May 31, 2014.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2014

Company (a)	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliated investments - 162.1% (b)

PATS Aircraft, LLC (d), (g)	Aerospace	Common Stock	51,813	89,636	89,636	0.1%

PATS Aircraft, LLC (d)	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	1,116	1,000,000	1,152,531	1.0%

National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash, 9/13/2018	$8,250,000	8,250,000	8,250,000	7.2%

Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	7,128	712,800	1,217,747	1.1%

		Total Automotive		9,962,800	10,620,278	9.3%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	552,351	0.5%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	348,624	0.3%

		Total Building Products		360,324	900,975	0.8%

ARSloane Acquistion, LLC (d)	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$997,500	988,200	1,004,981	0.9%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,943,801	6,013,800	5.2%

Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,882,278	7,525,000	6.5%

Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash 3.00% PIK), 3/29/2018	$7,507,024	7,387,970	7,507,024	6.5%

Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,767,983	5,680,703	5,767,983	5.0%

Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	601,679	0.5%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,990,000	3,954,385	3,960,075	3.5%

Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,972,758	2,000,000	1.7%

Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,107,034	6,200,000	5.4%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,987,500	4,941,335	5,018,921	4.4%

Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,453,145	2,518,750	2.2%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash, 2.00% PIK), 3/6/2018	$9,261,074	9,115,415	9,075,853	7.9%

Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	136,217	0.1%

		Total Business Services		55,827,024	57,330,283	49.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,738,369	3,704,766	3,663,602	3.2%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	730,232	0.6%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,387,848	1.2%

Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$384,577	379,471	336,505	0.3%

		Total Consumer Products		6,705,160	6,118,187	5.3%

Avionte Holdins, LLC (g)	Consumer Services	Common Stock	$100,000	100,000	100,000	0.1%

Avionte Holdins, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,940,000	3,000,000	2.6%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,319,891	1,273,596	1,319,891	1.1%

Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$4,580,000	4,501,104	4,580,000	4.0%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$4,274,194	4,236,035	4,247,694	3.7%

PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,931,888	5,044,000	4.4%

		Total Consumer Services		17,982,623	18,291,585	15.9%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%

M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	90,128	0.1%

		Total Education		1,388,491	90,128	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,741,431	5.9%

		Total Electronics		6,901,547	6,741,431	5.9%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	220,992	0.2%

USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	5,027,574	4.4%

		Total Environmental		3,158,800	5,248,566	4.6%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,493,750	2,470,506	2,531,156	2.2%

HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,918,437	4,240,000	3.7%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,101,971	5,082,013	5,127,481	4.5%

TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,543,154	2,513,130	2,555,870	2.2%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,831,271	2,831,462	2.5%

		Total Food and Beverage		16,815,357	17,285,969	15.1%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,509,782	5,405,325	5,509,782	4.8%

Oceans Acquisition, Inc.	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,373,113	6,273,020	6,373,113	5.6%

Oceans Acquisition, Inc.	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$500,000	490,224	500,000	0.4%

Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,488,750	4,406,559	4,488,750	3.9%

Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,437,500	2,415,591	2,449,688	2.1%

Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,488,750	4,405,073	4,488,750	3.9%

		Total Healthcare Services		23,395,792	23,810,083	20.7%

McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	344,355	0.3%

		Total Homebuilding		558,434	344,355	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,970,000	5,916,094	5,970,000	5.2%

		Total Manufacturing		5,916,094	5,970,000	5.2%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,644,711	5.8%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,644,711	5.8%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	—	0.0%

Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,202,168	1,190,888	1.0%

		Total Publishing		2,202,168	1,190,888	1.0%

Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	1,449	0.0%

Community Investors, Inc.	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,863,915	6,983,333	6.1%

Community Investors, Inc.	Software	Revolver	$166,667	—	—	0.0%

Community Investors, Inc. (g)	Software	Preferred Stock	135,584	135,584	153,210	0.1%

Pen-Link, Ltd.	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,280,887	11,500,000	10.0%

		Total Software		18,281,668	18,637,992	16.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,606,457	6,705,441	5.8%

		Total Utilities		6,606,457	6,705,441	5.8%

Sub Total Non-control/Non-affiliated investments				185,266,607	186,275,106	162.1%

Control investments - 17.0% (b)

Saratoga Investment Corp. CLO 2013-1, Ltd. (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 15.16%, 10/17/2023	$30,000,000	16,555,808	19,569,596	17.0%

Sub Total Control investments				16,555,808	19,569,596	17.0%

TOTAL INVESTMENTS - 179.1% (b)				$201,822,415	$205,844,702	179.1%

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

(g) Non-income producing at February 28, 2014.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013
INCREASE FROM OPERATIONS:
Net investment income	$2,060,492	$2,469,689
Net realized gain from investments	81,680	529,300
Net unrealized appreciation (depreciation) on investments	(384,697)	800,862
Net increase in net assets from operations	1,757,475	3,799,851

Total increase in net assets	1,757,475	3,799,851
Net assets at beginning of period	114,924,018	108,686,761
Net assets at end of period	$116,681,493	$112,486,612

Net asset value per common share	$21.69	$23.78
Common shares outstanding at end of period	5,379,616	4,730,116

Distribution in excess of net investment income	$(27,567,086)	$(22,053,262)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$1,757,475	$3,799,851
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(110,592)	(176,122)
Net accretion of discount on investments	(177,191)	(227,689)
Amortization of deferred debt financing costs	252,299	175,369
Net realized gain from investments	(81,680)	(529,300)
Net unrealized (appreciation) depreciation on investments	384,697	(800,862)
Proceeds from sale and redemption of investments	8,689,899	24,927,703
Purchase of investments	(21,574,435)	(32,952,444)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(6,432,500)	7,273,982
Interest receivable	(934,623)	736,466
Due from manager	—	(4,929)
Management fee receivable	(16,770)	32
Other assets	(6,875)	(64,356)
Receivable from unsettled trades	—	1,809,010
Increase (decrease) in operating liabilities:
Management and incentive fees payable	(207,223)	1,557,838
Accounts payable and accrued expenses	71,538	238,068
Interest and debt fees payable	(214,866)	226,491
Due to manager	(50,000)	(3,786)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(18,650,847)	5,985,322

Financing activities
Borrowings on debt	18,700,000	4,000,000
Paydowns on debt	—	(24,300,000)
Issuance of notes	—	48,300,000
Debt financing cost	(368,940)	(2,579,309)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,331,060	25,420,691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(319,787)	31,406,013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293,898	149,025
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,974,111	$31,555,038

Supplemental Information:
Interest paid during the period	$1,750,154	$725,995

Supplemental non-cash information:
Paid-in-kind interest income	$110,592	$176,122
Net accretion of discount on investments	$177,191	$227,689
Amortization of deferred debt financing costs	$252,299	$175,369

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2014, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2014 and February 28, 2014, there were no uncertain tax positions.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Middle market loans	$—	$—	$32,120	$32,120
First lien term loans	—	—	87,708	87,708
Second lien term loans	—	—	32,774	32,774
Senior secured notes	—	—	29,284	29,284
Unsecured notes	—	—	5,555	5,555
Structured finance securities	—	—	20,119	20,119
Equity interest	—	—	11,154	11,154
Total	$—	$—	$218,714	$218,714

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2014 (dollars in thousands):

	Middle market loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/equities	Total
Balance as of February 28, 2014	$32,390	$80,246	$27,804	$30,032	$5,471	$19,570	$10,332	$205,845
Net unrealized gains (losses)	(181)	449	(210)	(791)	8	549	(209)	(385)
Purchases and other adjustments to cost	16	9,548	11,134	57	76	—	1,031	21,862
Sales and redemptions	(106)	(2,570)	(6,000)	(14)	—	—	—	(8,690)
Net realized gains from investments	1	35	46	—	—	—	—	82
Balance as of May 31, 2014	$32,120	$87,708	$32,774	$29,284	$5,555	$20,119	$11,154	$218,714

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

The net change in unrealized gain/(loss) on investments held for the three months ended May 31, 2014 and 2013, was ($319,092) and $1,230,338, respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Middle market loans	$32,120	Market Comparables	Third-Party Bid	97.0-100.6	99.6%
First lien term loans	87,708	Market Comparables	Market Yield (%)	5.0% - 15.5%	9.0%
			EBITDA Multiples (x)	3.0x	3.0	x
			Third-Party Bid	83.7 - 101.5	95.7%
Second lien term loans	32,774	Market Comparables	Market Yield (%)	8.4% - 14.5%	11.7%
			Third-Party Bid	100.0 — 101.9	101.3%
Senior secured notes	29,284	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.5%
			EBITDA Multiples (x)	5.3x	5.3	x
			Third-Party Bid	105.8-109.5	108.2%
Unsecured notes	5,555	Market Comparables	Market Yield (%)	7.8% - 24.9%	14.8%
Structured finance securities	20,119	Discounted Cash Flow	Discount Rate (%)	9.0%	9.0%
Equity interests	11,154	Market Comparables	EBITDA Multiples (x)	6.3x — 9.6x	7.3	x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Middle market loans	$32,390	Market Comparables	Third-Party Bid	99.5-100.6	100.1%
First lien term loans	80,246	Market Comparables	Market Yield (%)	5.1% - 15.5%	10.4%
			EBITDA Multiples (x)	3.0x	3.0	x
			Third-Party Bid	83.3 - 101.5	97.0%
Second lien term loans	27,804	Market Comparables	Market Yield (%)	9.6% - 12.5%	11.7%
			Third-Party Bid	100.0 — 101.8	101.1%
Senior secured notes	30,032	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.4%
			EBITDA Multiples (x)	5.0x	5.0	x
			Third-Party Bid	106.0-107.5	107.0%
Unsecured notes	5,471	Market Comparables	Market Yield (%)	12.8% - 20.3%	16.5%
Structured finance securities	19,570	Discounted Cash Flow	Discount Rate (%)	9.0%	9.0%
Equity interests	10,332	Market Comparables	EBITDA Multiples (x)	6.3x — 12.0x	7.8	x

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

The composition of the Company’s investments as of May 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle market loans	$31,894	14.8%	$32,120	14.7%
First lien term loans	87,747	40.8	87,708	40.1
Second lien term loans	32,720	15.2	32,774	15.0
Senior secured notes	31,348	14.6	29,284	13.4
Unsecured notes	7,225	3.4	5,555	2.5
Structured finance securities	16,556	7.7	20,119	9.2
Equity interest	7,586	3.5	11,154	5.1
Total	$215,076	100.0%	$218,714	100.0%

The composition of the Company’s investments as of February 28, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle Market loans	$31,983	15.8%	$32,390	15.7%
First lien term loans	80,734	40.0	80,246	39.0
Second lien term loans	27,540	13.6	27,804	13.5
Senior secured notes	31,304	15.6	30,032	14.6
Unsecured notes	7,149	3.5	5,471	2.7
Structured finance securities	16,556	8.2	19,570	9.5
Equity interest	6,556	3.3	10,332	5.0
Total	$201,822	100.0%	$205,845	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2014. The significant inputs for the valuation model include:

•                  Default rates: 2.0%

•                  Recovery rates: 35-75%

•                  Prepayment rate: 25.0%

•                  Reinvestment rate / price: L+375bps / $99.75

The Company and SBIC are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC’s status as investment companies during the quarterly period ended May 31, 2014.

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016.  The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp.  We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds.  We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended May 31, 2014 and May 31, 2013, we accrued $0.4 million and $0.5 million in management fee income, respectively, and $0.6 million and $1.1 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At May 31, 2014, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $20.1 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2014, Saratoga CLO had investments with a principal balance of $300.4 million and a weighted average spread over LIBOR of 4.1%, and had debt with a principal balance of $283.2 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2014, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $24.7 million, which had a present value of approximately $20.8 million, using an 8.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2014 and February 28, 2014, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the three months ended May 31, 2014 and May 31, 2013.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	May 31, 2014	February 28, 2014
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $298,503,975 and $299,137,566, respectively)	$298,404,137	$300,491,077
Total investments at fair value (amortized cost of $298,503,975 and $299,137,566, respectively)	298,404,137	300,491,077
Cash and cash equivalents	7,308,085	8,018,933
Receivable from open trades	2,330,263	1,801,266
Interest receivable	1,301,684	1,450,952
Deferred debt financing costs, net	2,110,374	2,166,633
Other assets	91,335	91,336
Total assets	$311,545,878	$314,020,197

LIABILITIES

Interest payable	$653,840	$622,476
Payable from open trades	8,267,138	9,445,000
Accrued base management fee	83,437	75,053
Accrued subordinated management fee	83,437	75,053
Class X Notes - SIC CLO 2013-1, Ltd.	833,333	1,666,666
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,627,486)	(1,671,864)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(168,700)	(173,300)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(1,095,875)	(1,125,757)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(682,298)	(700,902)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(885,675)	(909,825)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,669,755)	(1,715,285)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(607,320)	(623,880)
Subordinated Notes	30,000,000	30,000,000
Total liabilities	$315,584,076	$317,363,435

Commitments and contingencies

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain (loss)	(3,343,489)	838,567
Net income (loss)	(694,959)	(4,182,055)
Total net assets	(4,038,198)	(3,343,238)

Total liabilities and net assets	$311,545,878	$314,020,197

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013
INVESTMENT INCOME
Interest from investments	$3,157,518	$4,406,280
Interest from cash and cash equivalents	276	3,156
Other income	98,923	351,637
Total investment income	3,256,717	4,761,073

EXPENSES
Interest expense	2,126,984	3,945,479
Professional fees	70,218	116,352
Miscellaneous fee expense	23,133	152,110
Base management fee	196,017	99,618
Subordinated management fee	196,017	398,472
Trustee expenses	26,615	24,532
Amortization expense	239,963	254,427
Total expenses	2,878,947	4,990,990

NET INVESTMENT INCOME (LOSS)	377,770	(229,917)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	380,619	238,542
Net unrealized appreciation/(depreciation) on investments	(1,453,349)	639,673
Net gain (loss) on investments	(1,072,730)	878,215

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(694,960)	$648,298

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

May 31, 2014

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	5/28/2021	$500,000	$495,000	$499,690
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	1,955,225	1,944,563	1,958,647
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/1/2018	4,152,292	4,100,399	4,165,289
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	12/20/2018	3,465,000	3,461,631	3,469,331
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	5.50%	2/24/2021	1,000,000	1,000,000	1,007,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	1/18/2019	3,208,854	3,195,318	3,212,865
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	4/16/2021	500,000	497,536	501,665
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,955,000	1,927,861	1,956,623
Anchor Glass	Containers/Glass Products	Term Loan	Loan	3.25%	5/16/2021	2,000,000	1,995,000	2,002,500
Applied Systems, Inc.	Business Equipment and Services	Initial Term Loan (First Lien)	Loan	4.25%	1/25/2021	498,750	497,560	499,583
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	78,791
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,741
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,206,538	3,206,538	3,180,500
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	997,500	992,833	999,056
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/13/2020	498,750	497,595	500,146
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	5,494,635	5,450,880	5,505,294
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.40%	2/28/2017	941,268	940,514	931,855
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/26/2017	4,454,250	4,442,776	4,454,250
Avast Software	Electronics/Electric	Term Loan	Loan	4.00%	3/20/2020	2,000,000	1,997,571	1,997,500
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,326,399	1,302,572	1,325,299
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	497,449	496,878	495,997
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	500,000	497,567	500,940
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,432	1,491,990
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,021,910	2,970,930
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,965,187	1,965,187	1,967,231
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	498,750	496,457	498,540
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,401	752,264
Brickman Group Ltd. LLC, The	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	249,375	248,186	248,168
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	1,954,505	1,970,043	1,955,971
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,647,768	2,641,861	2,663,655
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	6.50%	3/18/2019	1,734,290	1,706,570	1,737,186
Ceasars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	6.25%	3/1/2017	1,000,000	992,500	989,860
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	987,506	987,506	990,597
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,118,382	2,122,670	2,122,618
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,564,447	2,546,128	2,564,447
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,136,779	3,130,612	3,126,773
Catalent Pharma Solutions	Drugs	Initial Term B Loan	Loan	3.50%	9/15/2021	500,000	497,500	501,875
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,170,855	2,193,955	2,182,795
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	2,250,000	2,283,013	2,283,052
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,675,967	2,666,382	2,636,309
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,106,136	1,082,299	1,106,722
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,948,219	2,858,272	2,963,579
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	769,142	765,451	770,104
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.25%	3/28/2019	332,500	331,354	331,918
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	4/7/2021	3,622,500	3,622,500	3,617,066
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	748,125	748,125	745,320
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	2,454,045	2,451,666	2,443,198
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	783,162	735,054	730,299
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	785,654	739,498	772,887
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	498,534	493,790	499,312
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,899,244	3,899,244	3,902,910
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,486,697	3,453,605	3,399,530
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.50%	2/26/2021	500,000	498,793	498,540
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,990,000	1,978,345	1,985,642
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	500,000	497,584	499,250
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	1,000,000	1,000,007	993,750
Devix	Chemicals/Plastics	Term Loan	Loan	4.25%	4/30/2021	250,000	247,503	249,688
Devix	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	500,000	497,524	502,815
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	1,000,000	995,035	1,005,000
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	498,750	498,171	498,441
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,956,731	3,947,281	3,912,653
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.25%	6/1/2016	3,871,439	3,751,490	2,733,507
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/8/2019	995,000	991,004	997,070
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	980,000	1,002,500
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	491,269	487,563	492,291
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	997,500	992,776	997,500
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	3,000,000	2,985,276	2,987,130
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.15%	3/24/2017	2,111,028	2,010,799	2,111,682
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.15%	3/23/2018	2,290,451	2,235,035	2,290,039
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	995,000	992,740	993,448
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/29/2020	497,500	497,500	496,047
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	202,685	201,748	201,840
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	792,315	788,651	789,011
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,492,500	1,482,096	1,490,470
Gates Investment, LLC	Conglomerate	Initial Term B-2 Loan	Loan	3.75%	9/29/2016	2,317,977	2,321,630	2,318,441
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	857,504	842,817	850,859
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,736,118	4,720,000	4,700,598
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/26/2020	1,775,439	1,771,650	1,768,035
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,943,916	4,014,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,491,250	3,474,727	3,469,430
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	496,875	494,532	503,707
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,706,017	5,396,549	5,706,758
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	2,962,500	2,995,971	2,958,797
Hoofmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	2,000,000	1,980,046	1,997,500
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.15%	8/1/2017	2,281,250	2,277,116	2,278,398
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.48%	8/22/2014	3,359,292	3,353,850	3,236,106
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	3,880,270	3,855,207	3,871,772
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,605	501,565
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/30/2020	1,771,742	1,755,159	1,759,571

Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	493,074
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	972,500	972,500	967,482
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,557,835	2,548,827	2,546,657
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	488,832	474,244	489,096
Koosharem, LLC	Business Equipment and Services	Term Loan	Loan	7.50%	4/29/2020	1,000,000	992,514	1,007,500
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	500,000	497,545	500,315
Lands’ End	Clothing/Textiles	Term Loan (First Lien)	Loan	4.25%	4/4/2021	500,000	497,546	499,065
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	495,000	495,000	494,911
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,656	2,379,019
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	265,503	265,503	264,675
Millenium Laboratories	Drugs	Term Loan	Loan	5.25%	4/16/2021	1,500,000	1,485,107	1,506,570
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	231,769	230,662	234,087
MPH Acquisition Holdings LLC	Health Insurance	Term Loan	Loan	4.00%	3/31/2021	490,909	489,702	487,433
MSC Software Corp.	Business Equipment and Services	Term Loan	Loan	4.00%	5/29/2020	1,000,000	990,000	1,000,000
MSC Software Corp.	Business Equipment and Services	Term Loan (Second Lien)	Loan	7.50%	5/28/2021	1,000,000	990,000	1,000,000
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,055,583	1,072,434
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	250,000	250,000	249,375
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,607	2,216,315
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	1,000,000	997,502	1,000,630
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,845,022	4,854,923	4,843,278
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,000	490,000	488,368
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	3,890,700	3,867,218	3,863,776
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	804,692	804,692	790,610
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	136,720	134,959	137,318
Ollie’s Bargain Outlet	Retailers (Except Food and Drugs)	Term Loan	Loan	6.00%	9/30/2019	997,475	992,573	993,734
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,463	1,307,272
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	4,338,708	4,320,578	4,343,047
OpenLink International LLC	Business Equipment and Services	Term B Loan	Loan	6.25%	10/27/2017	977,500	977,500	984,831
Orbitz Worldwide, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	4.50%	4/15/2021	500,000	498,769	501,375
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	1,459,265	1,452,233	1,453,793
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	997,500	992,879	999,994
Patheon Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,683	2,965,710
Pelican Products, Inc.	Business Equipment and Services	Term Loan	Loan	5.25%	4/10/2020	500,000	497,545	503,125
Pelican Products, Inc.	Business Equipment and Services	Term Loan (Second Lien)	Loan	9.25%	4/9/2021	1,000,000	992,632	1,010,000
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,480,867	1,479,524	1,483,874
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,955,250	1,932,601	1,955,856
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	2,955,038	2,948,766	2,937,633
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	1,500,000	1,492,613	1,503,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	498,750	496,400	501,244
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,475	434,155
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,891,863	1,882,019	1,892,657
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	497,481	497,481	496,237
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,648,405	3,676,018
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	498,750	495,263	500,620
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,659,306	1,659,306	1,655,158
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,975,050	1,975,050	1,975,425
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,916,674	1,892,927	1,915,869
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.40%	3/29/2017	1,562,552	1,552,961	1,558,646
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,216,244	1,212,043	1,208,643
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,246,981	5,223,921	5,248,607
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/26/2021	2,000,000	1,990,154	1,987,500
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,929	453,538
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	1,520,909	1,520,909	1,525,472
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	1,940,027	1,935,261	1,938,824
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.40%	1/31/2017	2,815,565	2,822,342	2,818,578
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	774,745	764,768	778,138
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	925,966	915,429	925,734
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,803	498,890
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	5.25%	4/10/2020	3,257,646	3,233,012	3,225,070
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	577,234	572,403	576,512
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	59,714	59,214	59,639
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	1,000,000	990,259	995,000
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	285,352	283,512	285,618
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	3,707,953	3,602,833	3,713,478
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	260,630	254,538	215,802
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,546	478,915
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,470,178	1,460,995	1,457,314
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,376,250	4,363,440	4,354,369
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	5.25%	9/12/2018	3,710,000	3,710,000	3,700,725
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,884,149	4,892,108	4,851,865
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	500,000	498,775	498,230
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,837	1,902,083
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	491,288	483,909	485,967
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	159,740	158,898	160,406
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	938,262	933,601	942,174
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,450,312	2,424,833	2,471,752
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,874,949	3,874,300	3,873,864
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,970,056	2,952,568	2,960,790
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,940,225	2,929,574	2,933,786
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	3.50%	9/6/2019	2,893,548	2,883,489	2,883,421
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,881,003	2,881,003	2,883,163
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,613,850
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,932,895	1,955,269	1,923,230
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	678,760	673,156	679,968
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,973,265	2,893,192
							$298,503,975	$298,404,137

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2014

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,960,187	$1,948,853	$1,969,969
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/2/2018	4,162,740	4,101,035	4,177,310
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	3,473,750	3,470,186	3,482,434
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (First Lien)	Loan	5.50%	2/24/2021	1,000,000	990,000	990,000
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (Second Lien)	Loan	9.50%	8/24/2021	500,000	492,500	492,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	3,208,854	3,194,690	3,223,550
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	500,000	497,500	503,125
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,960,000	1,930,566	1,968,173
Applied Systems, Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	12/8/2016	500,000	498,750	498,750
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	79,206
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,971
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,206,537	3,206,537	3,207,307
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	1,000,000	995,109	1,002,500
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	500,000	498,797	502,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	5,508,783	5,462,695	5,516,660
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.66%	2/28/2017	980,651	979,812	970,845
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,791,778	3,791,778	3,805,997
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	4,875,000	4,861,403	4,875,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,355,941	1,329,859	1,362,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	498,725	498,126	500,715
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,250	1,495,500
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,022,866	2,999,250
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,970,137	1,970,137	1,972,797
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	500,000	497,592	502,750
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,080	756,647
Brickman Group Ltd. LLC, The	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	250,000	248,750	250,937
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.75%	3/16/2017	1,959,839	1,976,826	1,967,188
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,660,377	2,653,889	2,675,675
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	5.50%	3/18/2019	2,739,013	2,692,934	2,745,861
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	990,000	990,000	999,900
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,137,369	2,141,920	2,142,712
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,658,626	2,637,550	2,618,899
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,145,521	3,138,959	3,141,589
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,176,323	2,201,894	2,192,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,682,707	2,672,727	2,666,369
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,108,908	1,082,718	1,113,987
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,955,608	2,862,024	2,980,228
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	825,121	820,892	825,121
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	491,250	489,468	492,788
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	4,622,500	4,611,092	4,622,500

Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	750,000	749,094	748,312
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.25%	1/31/2019	2,460,196	2,441,025	2,460,316
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	787,658	738,102	734,491
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,162	732,061	657,856
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	500,000	495,000	502,815
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,909,320	3,909,320	3,927,655
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,831,595	3,792,824	3,735,805
DealerTrack Technologies, Inc.	Computers & Electronics	Term Loan	Loan	3.50%	2/28/2021	500,000	498,750	498,750
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,995,000	1,982,818	1,988,935
Delos Finance S.à r.l.	Leasing	Loan	Loan	3.50%	2/26/2021	500,000	497,500	497,500
Deluxe Entertainment Services Group Inc.	Media	Initial Term Loan	Loan	6.50%	2/28/2020	1,000,000	1,000,000	1,000,000
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	248,125	248,125	247,815
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	500,000	499,397	502,500
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,956,731	3,946,925	3,936,948
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	486,442	482,619	488,573
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	3,882,152	3,746,734	3,544,405
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	997,500	992,713	1,003,734
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	997,599	998,750
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	492,516	488,615	493,900
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,000,000	995,084	1,002,500
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,220,981	2,187,068	2,202,747
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,307,032	1,270,847	1,296,301
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.20%	3/24/2017	2,111,028	2,010,799	2,109,276
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	2,290,451	2,231,370	2,292,741
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	997,500	995,122	1,006,438
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	498,750	498,750	498,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	203,194	202,218	203,363
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	794,306	790,489	794,965
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,496,250	1,485,394	1,489,337
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	868,414	852,908	868,258
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,740,112	4,722,664	4,725,892
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	1,920,175	1,915,905	1,900,014
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,941,039	4,037,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,500,000	3,482,803	3,489,080
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/4/2019	500,000	497,500	500,780
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,720,353	5,390,148	5,713,947
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	2,970,000	3,005,791	2,973,683
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	2,312,500	2,307,973	2,313,425
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	3,470,285	3,460,723	3,262,068
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	3,920,000	3,892,467	3,919,020
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,515	502,815
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	1,776,183	1,758,861	1,772,488

Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	491,105
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/7/2018	972,500	972,500	972,656
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,564,311	2,554,534	2,568,054
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	490,057	475,404	492,508
La Quinta Intermediate Holdings L.L.C.	Gaming And Hotels	Initial Term Loan	Loan	4.00%	2/19/2021	500,000	500,000	500,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	496,250	496,250	497,302
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.75%	2/19/2020	498,750	498,750	499,373
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,463	2,398,482
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	250,000	248,753	252,083
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,054,177	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,416	2,215,385
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,857,520	4,868,347	4,873,452
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,833	490,833	493,597
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/1/2018	3,900,525	3,875,534	3,872,168
NuSil Technology LLC	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	809,163	809,163	799,558
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	142,422	140,466	143,846
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,125	1,312,190
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	4,531,159	4,511,264	4,582,135
OpenLink International, Inc.	Computers & Electronics	Replacement Term Loan	Loan	6.25%	10/30/2017	980,000	980,000	980,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.50%	6/22/2019	1,496,212	1,488,641	1,509,675
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	1,000,000	995,186	1,008,750
Patheon Inc.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,500	2,990,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,484,694	1,483,250	1,489,103
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,960,200	1,936,226	1,967,845
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	4,962,500	4,951,514	4,942,352
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	500,000	497,500	501,875
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,195	437,022
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,945,655	1,934,699	1,955,383
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	498,741	498,741	500,486
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,646,328	3,685,186
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	500,000	496,369	502,915
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,663,476	1,663,476	1,667,035
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,980,000	1,980,000	1,993,365
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,960,025	1,934,083	1,960,515
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	1,562,552	1,552,098	1,562,552
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,344,450	1,339,560	1,341,088
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,308,218	5,283,397	5,339,165
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,831	460,354
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/12/2019	1,524,730	1,524,730	1,529,106
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	5.75%	5/9/2017	1,945,013	1,939,821	1,957,987
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	2,822,729	2,830,165	2,825,552
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	3,880,675	3,863,008	3,800,655
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	807,059	795,976	815,130
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	928,389	917,174	934,191
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,758	499,730

SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	3,268,571	3,184,532	3,276,743
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	3,304,614	3,278,551	3,304,614
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	64,638	64,070	64,839
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	624,838	619,344	626,782
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	1,367,311	1,359,200	1,367,311
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	304,311	302,167	305,452
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	4,221,845	4,096,936	4,238,944
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	264,330	257,131	196,762
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,371	480,911
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,473,863	1,464,165	1,473,406
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,387,500	4,373,856	4,387,500
TECTUM HOLDINGS INC.	Industrial Equipment	Term Loan	Loan	6.50%	12/3/2015	3,800,160	3,788,706	3,762,159
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	2,356,680	2,360,795	2,361,982
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,896,514	4,904,843	4,914,876
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,432	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	492,528	484,755	493,513
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	160,148	159,235	160,348
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	122,494	122,109	122,648
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	818,172	813,513	819,195
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.00%	7/23/2020	1,950,200	1,941,292	1,954,256
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.38%	11/13/2016	2,805,278	2,766,405	2,777,225
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,456,500	2,429,626	2,470,821
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,884,944	3,884,238	3,859,225
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,977,500	2,959,200	2,984,467
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	1,000,000	974,618	1,002,500
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,947,688	2,936,432	2,955,528
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	1,900,800	1,892,737	1,904,602
Verint Systems Inc.	Business Equipment and Services	Tranche B Incremental Term Loan	Loan	3.50%	9/6/2019	1,000,000	997,521	1,000,000
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,899,621	2,899,621	2,909,770
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,607,008
W.R. Grace & Co.-CONN	Chemicals/Plastics	Delayed Draw Term Loan	Loan	0.00%	2/3/2021	—	(328)	—
W.R. Grace & Co.-CONN	Chemicals/Plastics	U.S. Term Loan	Loan	3.00%	2/3/2021	368,421	367,502	367,828
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,980,000	2,004,187	1,965,150
Wendy’s International, Inc.	Food Services	Term B Loan	Loan	3.25%	5/15/2019	680,470	674,563	679,197
Wesco Aircraft Hardware Corp.	Aerospace/Defense	Tranche B Term Loan	Loan	4.75%	2/28/2021	500,000	498,750	498,750
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,976,179	2,909,666
							$299,137,566	$300,491,077

Note 5. Agreements and Related Party Transactions

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

For the three months ended May 31, 2014 and 2013 we incurred $1.0 million and $0.7 million in base management fees, respectively. For the three months ended May 31, 2014 and 2013, we accrued $0.3 million, and $0.6 million in incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2014 and 2013 we accrued $0.1 million and $0.2 million in incentive management fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2014, the base management fees accrual was $1.0 million, and the incentive fees accrual was $2.6 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2014, the base management fees accrual was $0.9 million and the incentive fees accrual was $3.0 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended May 31, 2014 and 2013, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of May 31, 2014 and February 28, 2014, $0.3 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

As of May 31, 2014 and February 28, 2014, there was $4.7 million and $0.0 million outstanding under the Credit Facility, respectively, and the Company was in compliance with all of the limitations and requirements of the Credit Facility. $2.3 million of financing costs related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2014 and 2013, we recorded $0.2 million and $0.1 million of interest expense, respectively. For the three months ended May 31, 2014 and 2013, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility, respectively. The interest rates during the three months ended May 31, 2014 and 2013 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively.

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

Our borrowing base under the Credit Facility was $53.5 million subject to the Credit Facility cap of $45.0 million at May 31, 2014. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2014 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2014. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2014, we have funded SBIC LP with $32.0 million of equity capital, and have $64.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2014 and February 28, 2014, there was $64.0 million and $50.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $1.7 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended May 31, 2014 and 2013, we recorded $0.4 million and $0.3 million, respectively, of interest expense related to the SBA debentures. For the three months ended May 31, 2014 and 2013, the Company recorded $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the three months ended May 31, 2014 and 2013 on the outstanding borrowings of the SBA debentures was 3.16% and 2.64%, respectively.

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

As of May 31, 2014, the carrying amount and fair value of the Notes was $48.3 million and $49.0 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy.  As of May 31, 2014, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes.  For the three months ended May 31, 2014, we recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the three months ended May 31, 2013, we recorded $0.2 million of interest expense and $0.02 million of amortization of deferred financing costs related to the Notes.

Note 7. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$117,000	$4,700	$—	$—	$112,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.6 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2014 and 2013, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. As of May 31, 2014 and February 28, 2014, $0.06 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2014, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended May 31, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and diluted	May 31, 2014	May 31, 2013
Net increase in net assets from operations	$1,757	$3,800
Weighted average common shares outstanding	5,379,616	4,730,116
Earnings per common share-basic and diluted	$0.33	$0.80

Note 11. Dividend

The Company did not declare any dividend payments during the quarters ended May 31, 2014 and May 31, 2013.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2014 and 2013:

	For the three months ended
	May 31, 2014	May 31, 2013
Per share data:
Net asset value at beginning of period	$21.36	$22.98
Net investment income(1)	0.38	0.52
Net realized and unrealized gains and (losses) on investments and derivatives	(0.05)	0.28
Net increase in net assets from operations	0.33	0.80
Net asset value at end of period	$21.69	$23.78
Net assets at end of period	$116,681,493	$112,486,612
Shares outstanding at end of period	5,379,616	4,730,116
Per share market value at end of period	$15.15	$18.01
Total return based on market value(2)	(4.62)%	5.82%
Total return based on net asset value(3)	1.54%	3.50%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(4)	7.18%	9.13%
Ratio of operating expenses to average net assets(4)	6.68%	5.91%
Ratio of incentive management fees to average net assets(4)	1.33%	3.03%
Ratio of debt related expenses to average net assets(4)	6.23%	4.17%
Ratio of total expenses to average net assets(4)	14.23%	13.11%
Portfolio turnover rate(5)	4.29%	15.58%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
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

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended May 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At May 31, 2014	At February 28, 2014
	($ in millions)
Number of investments(1)	65	59
Number of portfolio companies(1)	40	37
Average investment size(1)	$3.1	$3.2
Weighted average maturity(1)	4.1yrs	4.3yrs
Number of industries(1)	17	16
Average investment per portfolio company(1)	$5.0	$5.0
Non-performing or delinquent investments(1)	$0.4	$0.3
Fixed rate debt (% of interest bearing portfolio)(2)	$81.7(43.6)%	$70.6(40.1)%
Weighted average current coupon(2)	12.9%	12.5%
Floating rate debt (% of interest bearing portfolio)(2)	$105.7(56.4)%	$105.4(59.9)%
Weighted average current spread over LIBOR(2)	7.5%	7.3%

(1)                                 Excludes our investment in the subordinated notes of Saratoga CLO.

(2)                                 Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended May 31, 2014, we made $21.6 million investments in new or existing portfolio companies and had $8.7 million in aggregate amount of exits and repayments resulting in net investments of $12.9 million for the period.

During the three months ended May 31, 2013, we made $32.9 million investments in new or existing portfolio companies and had $24.9 million in aggregate amount of exits and repayments resulting in net investments of $8.0 million for the period.

Our portfolio composition based on fair value at May 31, 2014 and February 28, 2014 was as follows:

Portfolio composition

	At May 31, 2014		At February 28, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Middle market loans	14.7%	6.3%	15.7%	6.2%
First lien term loans	40.1	11.1	39.0	10.7
Second lien term loans	15.0	11.1	13.5	11.1
Senior secured notes	13.4	14.1	14.6	13.8
Unsecured notes	2.5	15.1	2.7	15.2
Saratoga CLO subordinated notes	9.2	22.0	9.5	18.6
Equity interests	5.1	N/A	5.0	N/A
Total	100.0%	11.9%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2014 and February 28, 2014, was composed of $300.4 million and $301.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 Ltd. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2014, $290.7 million or 97.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and five Saratoga CLO portfolio investments were in default with a fair value of $7.7 million. At February 28, 2014, $298.9 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.6 million.

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

The CMR distribution of our investments at May 31, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At May 31, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$171,677	78.5%	$159,207	77.4%
Yellow	8,373	3.8	8,466	4.1
Red	7,391	3.4	8,270	4.0
N/A(1)	31,273	14.3	29,902	14.5
Total	$218,714	100.0%	$205,845	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At May 31, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$290,715	97.4%	$284,796	94.8%
Yellow	—	—	14,106	4.7
Red	7,689	2.6	1,589	0.5
Total	$298,404	100.0%	$300,491	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at May 31, 2014 and February 28, 2014:

	At May 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$54,058	24.7%	$57,330	27.9%
Healthcare Services	28,530	13.0	23,810	11.6
Structured Finance Securities(1)	20,119	9.2	19,570	9.5
Software	18,794	8.6	21,897	10.6
Consumer Services	17,446	8.0	21,738	10.5
Food and Beverage	17,199	7.9	17,286	8.4
Automotive	13,892	6.3	10,621	5.2
Media	9,500	4.3	6,741	3.3
Utilities	6,706	3.1	—	—
Electronics	6,527	3.0	6,645	3.2
Consumer Products	6,299	2.9	6,118	3.0
Manufacturing	5,955	2.7	5,970	2.9
Metals	5,721	2.6	5,249	2.5
Environmental	4,708	2.1	1,191	0.6
Publishing	1,246	0.6	901	0.4
Building Products	1,163	0.5	344	0.2
Homebuilding	376	0.2	344	0.2
Aerospace	344	0.2	90	0.0
Education	131	0.1	—	—
Total	$218,714	100.0%	$205,845	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at May 31, 2014 and February 28, 2014:

	At May 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare	$34,037	11.4%	$37,896	12.6%
Business Equipment and Services	33,863	11.3	28,386	9.4
Chemicals/Plastics	26,130	8.8	26,345	8.8
Conglomerate	23,730	8.0	24,285	8.1
Industrial Equipment	23,058	7.7	24,143	8.0
Retailers (Except Food and Drugs)	16,486	5.5	15,314	5.1
Drugs	13,752	4.6	11,873	4.0
Electronics/Electric	13,452	4.5	11,861	4.0
Aerospace and Defense	12,292	4.1	20,465	6.8
Leisure Goods/Activities/Movies	11,668	3.9	8,990	3.0
Food Products	10,406	3.5	12,450	4.1
Financial Intermediaries	8,799	3.0	8,138	2.7
Containers/Glass Products	6,901	2.3	2,906	1.0
Food Services	6,576	2.2	5,612	1.9
Telecommunications	6,567	2.2	6,627	2.2
Automotive	5,946	2.0	10,279	3.4
Utilities	5,803	1.9	5,830	1.9
Insurance	5,505	1.8	5,517	1.8
Publishing	5,219	1.8	2,913	1.0
Food/Drug Retailers	4,923	1.6	5,012	1.7
Brokers/Dealers/Investment Houses	3,718	1.2	3,740	1.2
Lodging and Casinos	3,492	1.2	499	0.2
Healthcare and Pharmaceuticals	2,966	1.0	—	—
Cable and Satellite Television	2,636	0.9	2,666	0.9
Oil & Gas	2,493	0.8	2,488	0.8
Telecommunications/Cellular	2,443	0.8	2,460	0.8
Building and Development	2,236	0.8	3,246	1.1
Nonferrous Metals/Minerals	994	0.3	4,328	1.4
Ecological Services and Equipment	828	0.3	1,241	0.4
Broadcast Radio and Television	499	0.2	1,505	0.5
Clothing/Textiles	499	0.2	—	—
Health Insurance	487	0.2	—	—
Computers & Electronics	—	—	1,479	0.5
Media	—	—	1,000	0.3
Gaming and Hotels	—	—	500	0.2
Leasing	—	—	497	0.2
Total	$298,404	100.0%	$300,491	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at May 31, 2014 and February 28, 2014. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$82,129	37.6%	$83,161	40.4%
Midwest	48,581	22.2	41,453	20.1
West	42,076	19.2	44,470	21.6
Northeast	25,809	11.8	17,191	8.4
Other(1)	20,119	9.2	19,570	9.5
Total	$218,714	100.0%	$205,845	100.0%

(1)                                 Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2014 and 2013 are as follows:

	For the three months ended
	May 31, 2014	May 31, 2013
	($ in thousands)
Total investment income	$6,144	$6,018
Total expenses, net	4,084	3,548
Net investment income	2,060	2,470
Net realized gains	82	529
Net unrealized gains (losses)	(385)	801
Net increase in net assets resulting from operations	$1,757	$3,800

Investment income

The composition of our investment income for the three months ended May 31, 2014 and 2013 was as follows:

	For the three months ended
	May 31, 2014	May 31, 2013
	($ in thousands)
Interest from investments	$5,602	$5,172
Management fee income from Saratoga CLO	392	498
Interest from cash and cash equivalents and other income	150	348
Total	$6,144	$6,018

For the three months ended May 31, 2014, total investment income increased $0.1 million, or 2.1% compared to the three months ended May 31, 2013. Interest income from investments increased $0.4 million, or 8.3% to $5.6 million for the three months ended May 31, 2014, from $5.2 million for the three months ended May 31, 2013. This reflects an increase of 32.7% in total investments to $218.7 million at May 31, 2014 from $164.8 million at May 31, 2013, with the weighted average yield also decreasing to 11.9% from 14.3%.

For the three months ended May 31, 2014 and 2013, total PIK income was $0.1 million and $0.2 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we receive from Saratoga CLO has declined from historical periods decreasing $0.1 million or 21.3%, to $0.4 million for the three months ended May 31, 2014 from $0.5 million for the three months ended May 31, 2013.

Operating expenses

The composition of our expenses for the three months ended May 31, 2014 and 2013 was as follows:

Operating Expenses

	For the three months ended
	May 31, 2014	May 31, 2013
	($ in thousands)
Interest and debt financing expenses	$1,787	$1,128
Base management fees	969	737
Professional fees	435	331
Incentive management fees	381	821
Administrator expenses	250	250
Insurance expenses	85	120
Directors fees	53	51
General and administrative and other expenses	124	110
Total expenses	$4,084	$3,548

For the three months ended May 31, 2014, total operating expenses increased $0.5 million, or 15.1% compared to the three months ended May 31, 2013.

For the three months ended May 31, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in outstanding debt during last year from the issuance of $48.3 million notes during the three months ended May 31, 2013, and the increase of our SBA debentures during both periods, respectively. For the three months ended May 31, 2014, the weighted average interest rate on our outstanding indebtedness was 5.32% compared to 3.66% for the three months ended May 31, 2013. This increase was primarily driven by the interest rate on the note issuance.

For the three months ended May 31, 2014, base management fees increased $0.2 million, or 31.5% compared to the three months ended May 31, 2013. The increase in base management fees results from the increase in the average value of our total net assets from $167.0 million to $219.6 million as of May 31, 2013 and 2014, respectively.

For the three months ended May 31, 2014, professional fees increased $0.1 million, or 31.4% compared to the three months ended May 31, 2013.

For the three months ended May 31, 2014, incentive management fees decreased $0.4 million, or 53.6% compared to the three months ended May 31, 2013. The decrease in incentive management fees is primarily attributable to a decrease in accrued incentive fees related to net investment income and a decrease in accrued incentive fees related to incentive fee capital gains.

As discussed above, the increase in interest and credit facility expense for the three months ended May 31, 2014 and 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the three months ended May 31, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.50%, however the notes were only issued and outstanding from May 10, 2013, while they were outstanding for the full three months ended May 31, 2014. For the three months ended May 31, 2014 and 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 2.64%, respectively.

Net realized gains/losses on sales of investments

For the three months ended May 31, 2014, the Company had $8.7 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. There were no significant realized gains and losses during the three months ended May 31, 2014.

For the three months ended May 31, 2013, the Company had $24.9 million of sales, repayments, exits or restructurings resulting in $0.5 million of net realized gains. There were no significant realized gains and losses during the three months ended May 31, 2013.

Net unrealized appreciation/depreciation on investments

For the three months ended May 31, 2014, our investments had net unrealized depreciation of $0.4 million versus net unrealized appreciation of $0.8 million for the three months ended May 31, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2014, were the following:

Three Months ended May 31, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
			($ in thousands)
Elyria Foundry Company, LLC	Senior Secured Note	$8,860	$5,721	$(3,139)	$(923)
Saratoga CLO	Other/ Structured Finance Securities	16,556	20,119	3,563	549
USS Parent Holding Corp.	Voting Common Stock	3,026	4,510	1,484	(518)

The $0.9 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to a decline in oil and gas end markets from fiscal year end.

The $0.5 million of unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to decline in the discount rate for CLO equity securities from fiscal year end.

The $0.5 million of unrealized depreciation in our investment in the common stock of USS Parent Holding Corp. was due to a decline in the EBITDA multiple from fiscal year end used to determined equity value.

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

Changes in net assets resulting from operations

For the three months ended May 31, 2014, we recorded a net increase in net assets resulting from operations of $1.8 million versus a net increase in net assets resulting from operations of $3.8 million for the three months ended May 31, 2013. Based on 5,379,616 and 4,730,116 weighted average common shares outstanding for the three months ended May 31, 2014 and May 31, 2013, respectively, our per share net increase in net assets resulting from operations was $0.33 for the three months ended May 31, 2014 versus a per share net increase in net assets from operations of $0.80 for the three months ended May 31, 2013.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 320.2% as of May 31, 2014 and 337.9% as of February 28, 2014. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of May 31, 2014 , we had $4.7 million outstanding under the Credit Facility and $64.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2014 we had no outstanding balance under the Credit Facility and $50.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2014 and February 28, 2014 was $53.5 million, and $44.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 320.2% as of May 31, 2014 and 337.9% as of February 28, 2014.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2014, our SBIC subsidiary had $32.0 million in regulatory capital and $64.0 million SBA-guaranteed debentures outstanding.

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

At May 31, 2014 and February 28, 2014, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At May 31, 2014		At February 28, 2014
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$2,974	1.3%	$3,294	1.6%
Cash and cash equivalents, securitization accounts	9,726	4.2	3,293	1.6
Middle market loans	32,120	13.9	32,390	15.2
First lien term loans	87,708	37.9	80,246	37.8
Second lien term loans	32,774	14.2	27,804	13.1
Senior secured notes	29,284	12.6	30,032	14.1
Unsecured notes	5,555	2.4	5,471	2.6
Structured finance securities	20,119	8.7	19,570	9.2
Equity Interest	11,154	4.8	10,332	4.8
Total	$231,414	100.0%	$212,432	100.0%

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$117,000	$4,700	$—	$—	$112,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.6 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

On July 10, 2014, our board of directors appointed Henri J. Steenkamp to serve as our Chief Financial Officer and Chief Compliance Officer.  As previously disclosed, Mr. Steenkamp was previously appointed to serve as our Interim Chief Financial Officer and Interim Chief Compliance Officer on March 4, 2014.

On July 10, 2014, our board of directors, including a majority of the independent directors, approved the annual continuation of our investment advisory and management agreement with Saratoga Investment Advisors, LLC.  Our board of directors also approved the renewal of the administration agreement with Saratoga Investment Advisors, LLC for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by us thereunder to $1.0 million for the additional one-year term.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2014.

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

(b)                                 There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 10, 2014, our board of directors appointed Henri J. Steenkamp to serve as our Chief Financial Officer and Chief Compliance Officer.  As disclosed in Item 5.02 of the Current Report on Form 8-K filed by us on March 7, 2014 (which Form 8-K is incorporated herein by reference), Mr. Steenkamp was previously appointed to serve as our Interim Chief Financial Officer and Interim Chief Compliance Officer.

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

SARATOGA INVESTMENT CORP.

Date: July 14, 2014	By	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer