Form 10-Q
period 2014-08-31
SARATOGA INVESTMENT CORP.
filed 2014-10-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 14, 2014 was 5,379,616.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2014	February 28, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $215,422,798 and $185,266,607, respectively)	$216,229,627	$186,275,106
Control investments (cost of $16,555,808 and $16,555,808, respectively)	20,090,075	19,569,596

Total investments at fair value (amortized cost of $231,978,606 and $201,822,415, respectively)	236,319,702	205,844,702
Cash and cash equivalents	271,378	3,293,898
Cash and cash equivalents, reserve accounts	3,215,671	3,293,113
Interest receivable (net of reserve of $184,818 and $150,058, respectively)	3,314,407	2,571,853
Deferred debt financing costs, net	3,879,035	4,008,704
Management fee receivable	167,031	150,106
Other assets	62,769	14,461

Total assets	$247,229,993	$219,176,837

LIABILITIES
Revolving credit facility	$8,900,000	$—
SBA debentures payable	64,000,000	50,000,000
Notes payable	48,300,000	48,300,000
Management and incentive fees payable	4,221,591	3,856,962
Accounts payable and accrued expenses	536,355	824,568
Interest and debt fees payable	1,036,073	873,135
Due to manager	418,154	398,154

Total liabilities	$127,412,173	$104,252,819

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,379,616 and 5,379,616 common shares issued and outstanding, respectively	$5,380	$5,380
Capital in excess of par value	184,851,154	184,851,154
Distribution in excess of net investment income	(25,494,426)	(29,627,578)
Accumulated net realized loss from investments and derivatives	(43,885,384)	(44,327,225)
Net unrealized appreciation on investments and derivatives	4,341,096	4,022,287

Total Net Assets	119,817,820	114,924,018

Total liabilities and Net Assets	$247,229,993	$219,176,837

NET ASSET VALUE PER SHARE	$22.27	$21.36

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2014	2013	2014	2013
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,047,571	$3,385,362	$9,755,465	$7,254,826
Payment-in-kind interest income from Non-control/Non-affiliate investments	329,614	296,802	582,542	472,923
Control investments	660,031	1,109,535	1,301,369	2,235,539

Total interest income	6,037,216	4,791,699	11,639,376	9,963,288

Interest from cash and cash equivalents	1,120	3,959	1,714	5,865
Management fee income	375,459	480,750	767,493	978,841
Other income	61,495	111,300	210,830	457,476

Total investment income	6,475,290	5,387,708	12,619,413	11,405,470

EXPENSES
Interest and debt financing expenses	1,809,516	1,603,581	3,597,103	2,731,436
Base management fees	1,037,186	811,106	2,005,665	1,547,822
Professional fees	275,933	235,191	711,307	566,255
Administrator expenses	250,000	250,000	500,000	500,000
Incentive management fees	789,714	(39,770)	1,170,617	781,352
Insurance	84,127	119,234	168,614	239,229
Directors fees and expenses	55,586	45,000	108,761	96,000
General & administrative	100,568	91,425	224,194	189,786
Other expense	—	75	—	12,035

Total expenses	4,402,630	3,115,842	8,486,261	6,663,915

NET INVESTMENT INCOME	2,072,660	2,271,866	4,133,152	4,741,555

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	360,161	545,642	441,841	1,074,942
Net unrealized appreciation (depreciation) on investments	703,506	(2,858,805)	318,809	(2,057,943)

Net gain/(loss) on investments	1,063,667	(2,313,163)	760,650	(983,001)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,136,327	$(41,297)	$4,893,802	$3,758,554

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.58	$(0.01)	$0.91	$0.79

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	5,379,616	4,730,116	5,379,616	4,730,116

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2014

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value ( c )	% of Net Assets
Non-control/Non-affiliated investments - 180.5% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	1,116	$1,000,000	$1,473,053	1.2%
National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.5%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	7,128	712,800	1,460,954	1.2%

		Total Automotive		9,450,648	10,671,855	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,199,055	1.0%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	756,800	0.6%

		Total Building Products		360,324	1,955,855	1.6%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,761,667	5,713,227	5,742,077	4.8%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,897,469	7,560,000	6.3%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,603,228	7,603,231	7,603,228	6.3%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,792,538	5,709,596	5,792,538	4.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	385,174	0.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,970,000	3,936,883	3,930,300	3.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,973,818	2,000,000	1.7%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,215,608	5,259,171	4.4%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,340,061	9,195,124	9,340,061	7.8%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	87,600	0.1%

		Total Business Services		46,644,956	47,700,149	39.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,661,247	3,612,910	3,503,447	2.9%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,499,104	1.3%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$399,152	394,283	375,489	0.3%

		Total Consumer Products		6,628,116	5,378,040	4.5%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	139,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 8.25% Cash, 1/8/2019	$3,000,000	2,946,920	3,000,000	2.5%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$996,679	990,974	996,679	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$3,830,000	3,768,632	3,830,000	3.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,951,613	3,917,123	3,950,427	3.3%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,933,418	5,047,000	4.2%

		Total Consumer Services		16,657,067	16,963,106	14.2%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,444,027	1,295,285	100,597	0.1%

		Total Education		1,325,526	100,597	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,935,934	6,935,934	6,554,458	5.5%

		Total Electronics		6,935,934	6,554,458	5.5%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	244,698	0.2%

USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	5,566,864	4.7%

		Total Environmental		3,158,800	5,811,562	4.9%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,481,250	2,459,770	2,487,453	2.2%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,076,203	5,064,962	5,076,203	4.2%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,517,122	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,808,190	2,808,190	2,802,855	2.3%

		Total Food and Beverage		12,850,044	12,912,632	10.8%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,486,532	5,390,528	5,486,532	4.6%
IDOC, LLC	Healthcare Services	First Lien Term Loan 9.75% Cash, 8/2/2017	$13,831,583	13,831,583	13,831,583	11.5%
Oceans Acquisition, Inc.	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,246,226	6,154,475	6,121,301	5.1%
Oceans Acquisition, Inc.	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$1,000,000	991,202	980,000	0.8%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	446,800	0.4%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,123,141	4,160,100	3.5%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,466,250	4,390,964	4,354,594	3.6%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,375,000	2,355,380	2,369,063	2.0%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,466,250	4,377,323	4,477,416	3.7%

		Total Healthcare Services		42,114,596	42,227,389	35.2%

McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	410,740	0.3%

		Total Homebuilding		558,434	410,740	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,940,000	5,888,342	5,940,000	5.0%

		Total Manufacturing		5,888,342	5,940,000	5.0%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% Cash, 5/16/2019	$9,540,696	9,360,503	9,206,771	7.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,783	—	179,127	0.1%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	67,798	0.1%

		Total Media		9,360,503	9,453,696	7.9%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,616	8,859,614	5,785,311	4.8%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	5,785,311	4.8%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,657,971	2,299,254	1,488,510	1.2%

		Total Publishing		2,299,254	1,488,510	1.2%

Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	2,449	0.0%
Community Investors, Inc.	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,896,042	6,784,964	6,896,042	5.8%
Community Investors, Inc.	Software	Revolver	$166,667	—	—	0.0%
Community Investors, Inc. (g)	Software	Preferred Stock	63,463	149,138	121,214	0.1%
Community Investors, Inc. (g)	Software	Preferred Stock - A Shares	135,584	135,584	258,965	0.2%
Identity Automation Systems (g)	Software	Common Stock Class A Units	232,616	232,616	232,616	0.2%
Identity Automation Systems	Software	First Lien Term Loan 10.25% Cash, 8/25/2019	$5,000,000	4,950,321	5,000,000	4.2%
Pen-Link, Ltd. (d)	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,294,269	11,500,000	9.6%

		Total Software		23,548,174	24,011,286	20.1%

Censis Technologies, Inc.	Technology	First Lien Term Loan B 11.00% Cash, 7/24/2019	$12,000,000	11,761,173	11,760,000	9.8%
Censis Technologies, Inc. (g), (h)	Technology	Limited Partner Interests	999	999,000	999,000	0.8%

		Total Technology		12,760,173	12,759,000	10.6%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,105,441	6,022,273	6,105,441	5.1%

		Total Utilities		6,022,273	6,105,441	5.1%

Sub Total Non-control/Non-affiliated investments				215,422,798	216,229,627	180.5%

Control investments – 16.8% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.01%, 10/17/2023	$30,000,000	16,555,808	20,090,075	16.8%

Sub Total Control investments				16,555,808	20,090,075	16.8%

TOTAL INVESTMENTS – 197.3% (b)				$231,978,606	$236,319,702	197.3%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 8.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $119,817,820 as of August 31, 2014.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.01% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,301,369	$767,493	$—	$3,534,267

(g)	Non-income producing at August 31, 2014.
(h)	Includes securities issued by an affiliate of the company.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2014

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 162.1% (b)
PATS Aircraft, LLC (d), (g)	Aerospace	Common Stock	51,813	$89,636	$89,636	0.1%
PATS Aircraft, LLC (d)	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d), (g)	Automotive	Common Stock	1,116	1,000,000	1,152,531	1.0%
National Truck Protection Co., Inc. (d)	Automotive	First Lien Term Loan 15.50% Cash, 9/13/2018	$8,250,000	8,250,000	8,250,000	7.2%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive	Common Stock	7,128	712,800	1,217,747	1.1%

		Total Automotive		9,962,800	10,620,278	9.3%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	552,351	0.5%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	348,624	0.3%

		Total Building Products		360,324	900,975	0.8%

ARSloane Acquistion, LLC (d)	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$997,500	988,200	1,004,981	0.9%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,943,801	6,013,800	5.2%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,882,278	7,525,000	6.5%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,507,024	7,387,970	7,507,024	6.5%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,767,983	5,680,703	5,767,983	5.0%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	601,679	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,990,000	3,954,385	3,960,075	3.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,972,758	2,000,000	1.7%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,107,034	6,200,000	5.4%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,987,500	4,941,335	5,018,921	4.4%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,453,145	2,518,750	2.2%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,261,074	9,115,415	9,075,853	7.9%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	136,217	0.1%

		Total Business Services		55,827,024	57,330,283	49.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,738,369	3,704,766	3,663,602	3.2%

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	730,232	0.6%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,387,848	1.2%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$384,577	379,471	336,505	0.3%

		Total Consumer Products		6,705,160	6,118,187	5.3%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	$100,000	100,000	100,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,940,000	3,000,000	2.6%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,319,891	1,273,596	1,319,891	1.1%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$4,580,000	4,501,104	4,580,000	4.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$4,274,194	4,236,035	4,247,694	3.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,931,888	5,044,000	4.4%

		Total Consumer Services		17,982,623	18,291,585	15.9%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	90,128	0.1%

		Total Education		1,388,491	90,128	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,741,431	5.9%

		Total Electronics		6,901,547	6,741,431	5.9%

USS Parent Holding Corp. (d), (g)	Environmental	Non Voting Common Stock	765	133,002	220,992	0.2%
USS Parent Holding Corp. (d), (g)	Environmental	Voting Common Stock	17,396	3,025,798	5,027,574	4.4%

		Total Environmental		3,158,800	5,248,566	4.6%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,493,750	2,470,506	2,531,156	2.2%
HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,918,437	4,240,000	3.7%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,101,971	5,082,013	5,127,481	4.5%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,543,154	2,513,130	2,555,870	2.2%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,831,271	2,831,462	2.5%

		Total Food and Beverage		16,815,357	17,285,969	15.1%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,509,782	5,405,325	5,509,782	4.8%
Oceans Acquisition, Inc.	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,373,113	6,273,020	6,373,113	5.6%
Oceans Acquisition, Inc.	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$500,000	490,224	500,000	0.4%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,488,750	4,406,559	4,488,750	3.9%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,437,500	2,415,591	2,449,688	2.1%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,488,750	4,405,073	4,488,750	3.9%

		Total Healthcare Services		23,395,792	23,810,083	20.7%

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
McMillin Companies L.L.C. (d), (g)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	344,355	0.3%

		Total Homebuilding		558,434	344,355	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,970,000	5,916,094	5,970,000	5.2%

		Total Manufacturing		5,916,094	5,970,000	5.2%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,644,711	5.8%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,644,711	5.8%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,202,168	1,190,888	1.0%

		Total Publishing		2,202,168	1,190,888	1.0%

Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	1,449	0.0%
Community Investors, Inc.	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,863,915	6,983,333	6.1%
Community Investors, Inc.	Software	Revolver	$166,667	—	—	0.0%
Community Investors, Inc. (g)	Software	Preferred Stock	135,584	135,584	153,210	0.1%
Pen-Link, Ltd.	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,280,887	11,500,000	10.0%

		Total Software		18,281,668	18,637,992	16.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,606,457	6,705,441	5.8%

		Total Utilities		6,606,457	6,705,441	5.8%

Sub Total Non-control/ Non-affiliated investments				185,266,607	186,275,106	162.1%

Control investments - 17.0% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 15.16%, 10/17/2023	$30,000,000	16,555,808	19,569,596	17.0%

Sub Total Control investments				16,555,808	19,569,596	17.0%

TOTAL INVESTMENTS - 179.1% (b)				$201,822,415	$205,844,702	179.1%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $114,924,018 as of February 28, 2014.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 15.16% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$3,410,868	$1,775,141	$—	$3,013,788

(g)	Non-income producing at February 28, 2014.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended August 31, 2014	For the six months ended August 31, 2013
INCREASE FROM OPERATIONS:
Net investment income	$4,133,152	$4,741,555
Net realized gain from investments	441,841	1,074,942
Net unrealized appreciation (depreciation) on investments	318,809	(2,057,943)

Net increase in net assets from operations	4,893,802	3,758,554

Total increase in net assets	4,893,802	3,758,554
Net assets at beginning of period	114,924,018	108,686,761

Net assets at end of period	$119,817,820	$112,445,315

Net asset value per common share	$22.27	$23.77

Common shares outstanding at end of period	5,379,616	4,730,116
Distribution in excess of net investment income	$(25,494,426)	$(19,781,396)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended August 31, 2014	For the six months ended August 31, 2013
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$4,893,802	$3,758,554
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(371,527)	(472,923)
Net accretion of discount on investments	(382,571)	(224,598)
Amortization of deferred debt financing costs	512,481	419,294
Net realized gain from investments	(441,841)	(1,074,942)
Net unrealized (appreciation) depreciation on investments	(318,809)	2,057,943
Proceeds from sale and redemption of investments	24,387,382	54,849,577
Purchase of investments	(53,347,634)	(87,854,349)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	77,442	(4,506,556)
Interest receivable	(742,554)	828,945
Due from manager	—	(4,929)
Management fee receivable	(16,925)	17,331
Other assets	(48,308)	(7,938)
Receivable from unsettled trades	—	316,489
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	16,270,000
Management and incentive fees payable	364,629	977,424
Accounts payable and accrued expenses	(288,213)	66,602
Interest and debt fees payable	162,938	487,255
Due to manager	20,000	85,888

NET CASH USED BY OPERATING ACTIVITIES	(25,539,708)	(14,010,933)

Financing activities
Borrowings on debt	27,600,000	4,000,000
Paydowns on debt	(4,700,000)	(24,300,000)
Issuance of notes	—	48,300,000
Debt financing cost	(382,812)	(2,579,309)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,517,188	25,420,691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,022,520)	11,409,758
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293,898	149,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,378	$11,558,783

Supplemental Information:
Interest paid during the period	$2,921,683	$1,824,887

Supplemental non-cash information:
Paid-in-kind interest income	$371,527	$472,923
Net accretion of discount on investments	$382,571	$224,598
Amortization of deferred debt financing costs	$512,481	$419,294

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

We are externally managed and advised by our investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant an investment advisory and management agreement dated July 30, 2010 (the “Management Agreement”). Prior to July 30, 2010, we were managed and advised by GSCP (NJ), L.P.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC) and SBIC LP. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2014, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2014 and February 28, 2014, there were no uncertain tax positions.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, (“ASU 2014-11”). ASU 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statement disclosures.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Middle market loans	$—	$—	$26,814	$26,814
First lien term loans	—	—	115,589	115,589
Second lien term loans	—	—	29,262	29,262
Senior secured notes	—	—	25,035	25,035
Unsecured notes	—	—	5,909	5,909
Structured finance securities	—	—	20,090	20,090
Equity interest	—	—	13,621	13,621

Total	$—	$—	$236,320	$236,320

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2014 (dollars in thousands):

	Middle market loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$80,246	$27,804	$30,032	$5,471	$19,570	$10,332	$205,845
Net unrealized gains (losses)	(256)	(395)	(263)	(1,108)	322	520	1,499	319
Purchases and other adjustments to cost	28	40,446	11,175	76	116	—	2,260	54,101
Sales and redemptions	(5,383)	(5,155)	(9,500)	(4,253)	—	—	(96)	(24,387)
Net realized gains/(losses) from investments	35	447	46	288	—	—	(374)	442

Balance as of August 31, 2014	$26,814	$115,589	$29,262	$25,035	$5,909	$20,090	$13,621	$236,320

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

The net change in unrealized gain/(loss) for the six months ended August 31, 2014 and 2013, on investments held as of August 31, 2014 and 2013, was $734,740 and $(2,349,502), respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Middle market loans	$26,814	Market Comparables	Third-Party Bid	97.5 - 100.3	99.4%
First lien term loans	115,589	Market Comparables	Market Yield (%)	5.5% - 15.7%	11.2%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	83.7 - 101.0	96.1%
Second lien term loans	29,262	Market Comparables	Market Yield (%)	8.8% - 14.8%	12.2%
			Third-Party Bid	100.0 — 101.9	101.3%
Senior secured notes	25,035	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.6%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	108.0	108.0%
Unsecured notes	5,909	Market Comparables	Market Yield (%)	13.2% - 22.2%	17.0%
Structured finance securities	20,090	Discounted Cash Flow	Discount Rate (%)	7.5%	7.5%
Equity interests	13,621	Market Comparables	EBITDA Multiples (x)	6.3x — 14.0x	8.1x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Middle market loans	$32,390	Market Comparables	Third-Party Bid	99.5 - 100.6	100.1%
First lien term loans	80,246	Market Comparables	Market Yield (%)	5.1% - 15.5%	10.4%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	83.3 - 101.5	97.0%
Second lien term loans	27,804	Market Comparables	Market Yield (%)	9.6% - 12.5%	11.7%
			Third-Party Bid	100.0 — 101.8	101.1%
Senior secured notes	30,032	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.4%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	106.0 - 107.5	107.0%
Unsecured notes	5,471	Market Comparables	Market Yield (%)	12.8% - 20.3%	16.5%
Structured finance securities	19,570	Discounted Cash Flow	Discount Rate (%)	9.0%	9.0%
Equity interests	10,332	Market Comparables	EBITDA Multiples (x)	6.3x — 12.0x	7.8x

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

The composition of the Company’s investments as of August 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle market loans	$26,662	11.5%	$26,814	11.3%
First lien term loans	116,473	50.2	115,589	48.9
Second lien term loans	29,261	12.6	29,262	12.4
Senior secured notes	27,416	11.8	25,035	10.6
Unsecured notes	7,265	3.2	5,909	2.5
Structured finance securities	16,556	7.1	20,090	8.5
Equity interest	8,346	3.6	13,621	5.8

Total	$231,979	100.0%	$236,320	100.0%

The composition of the Company’s investments as of February 28, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Middle market loans	$31,983	15.8%	$32,390	15.7%
First lien term loans	80,734	40.0	80,246	39.0
Second lien term loans	27,540	13.6	27,804	13.5
Senior secured notes	31,304	15.6	30,032	14.6
Unsecured notes	7,149	3.5	5,471	2.7
Structured finance securities	16,556	8.2	19,570	9.5
Equity interest	6,556	3.3	10,332	5.0

Total	$201,822	100.0%	$205,845	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2014. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

The Company and SBIC are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC’s status as investment companies during the quarterly period ended August 31, 2014.

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended August 31, 2014 and August 31, 2013, we accrued $0.4 million and $0.5 million in management fee income, respectively, and $0.7 million and $1.1 million in interest income, respectively, from Saratoga CLO. For the six months ended August 31, 2014 and August 31, 2013, we accrued $0.8 million and $1.0 million in management fee income, respectively, and $1.3 million and $2.2 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At August 31, 2014, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $20.1 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2014, Saratoga CLO had investments with a principal balance of $304.4 million and a weighted average spread over LIBOR of 4.1%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2014, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $24.3 million, which had a present value of approximately $20.9 million, using a 7.5% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of August 31, 2014 and February 28, 2014, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the three and six months ended August 31, 2014 and August 31, 2013.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	August 31, 2014	February 28, 2014
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $302,554,790 and $299,137,566, respectively)	$301,019,691	$300,491,077

Total investments at fair value (amortized cost of $302,554,790 and $299,137,566, respectively)	301,019,691	300,491,077
Cash and cash equivalents	2,809,601	8,018,933
Receivable from open trades	2,223,951	1,801,266
Interest receivable	1,293,973	1,450,952
Deferred debt financing costs, net	2,054,114	2,166,633
Other assets	91,331	91,336

Total assets	$309,492,661	$314,020,197

LIABILITIES

Interest payable	$668,293	$622,476
Payable from open trades	7,427,661	9,445,000
Accrued base management fee	83,515	75,053
Accrued subordinated management fee	83,515	75,053
Class X Notes—SIC CLO 2013-1, Ltd.	—	1,666,666
Class A-1 Notes—SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes—SIC CLO 2013-1, Ltd.	(1,583,109)	(1,671,864)
Class A-2 Notes—SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes—SIC CLO 2013-1, Ltd.	(164,100)	(173,300)
Class B Notes—SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes—SIC CLO 2013-1, Ltd.	(1,065,994)	(1,125,757)
Class C Notes—SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes—SIC CLO 2013-1, Ltd.	(663,693)	(700,902)
Class D Notes—SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes—SIC CLO 2013-1, Ltd.	(861,525)	(909,825)
Class E Notes—SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes—SIC CLO 2013-1, Ltd.	(1,624,225)	(1,715,285)
Class F Notes—SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes—SIC CLO 2013-1, Ltd.	(590,760)	(623,880)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$314,109,578	$317,363,435

Commitments and contingencies

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain (loss)	(3,343,489)	838,567
Net loss	(1,273,678)	(4,182,055)

Total net assets	(4,616,917)	(3,343,238)

Total liabilities and net assets	$309,492,661	$314,020,197

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2014	2013	2014	2013
INVESTMENT INCOME
Interest from investments	$3,323,320	$4,201,548	$6,480,838	$8,607,828
Interest from cash and cash equivalents	562	1,295	838	4,451
Other income	42,007	325,629	140,930	677,266

Total investment income	3,365,889	4,528,472	6,622,606	9,289,545

EXPENSES
Interest expense	1,997,155	1,472,007	4,124,139	3,037,996
Professional fees	24,142	208,576	94,360	324,928
Miscellaneous fee expense	3,263	8,681	26,396	160,791
Base management fee	187,730	96,150	383,747	195,768
Subordinated management fee	187,730	384,601	383,747	783,073
Trustee expenses	27,313	23,839	53,928	48,371
Amortization expense	239,963	254,427	479,926	508,854

Total expenses	2,667,296	2,448,281	5,546,243	5,059,781

NET INVESTMENT INCOME	698,593	2,080,191	1,076,363	4,229,764

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	147,951	213,058	528,570	451,600
Net unrealized depreciation on investments	(1,425,262)	(4,139,484)	(2,878,611)	(3,499,811)

Net loss on investments	(1,277,311)	(3,926,426)	(2,350,041)	(3,048,211)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(578,718)	$(1,846,235)	$(1,273,678)	$1,181,553

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

August 31, 2014

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
24 Hour Holdings III LLC	Leisure Goods/ Activities/Movies	Term Loan	Loan	3.75%	5/28/2021	$500,000	$495,123	$498,750
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	1,950,262	1,939,947	1,944,412
Acosta Holdco.	Media	Term Loan B	Loan	5.00%	8/13/2021	2,000,000	1,985,000	2,007,500
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/1/2018	4,141,844	4,092,120	4,133,436
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	12/20/2018	3,260,898	3,260,898	3,264,974
Advantage Sales	Business Equipment and Services	Term Loan	Loan	4.25%	7/25/2021	1,935,484	1,934,245	1,916,129
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	5.50%	2/24/2021	1,000,000	1,000,000	1,003,750
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	1/18/2019	3,208,854	3,195,483	3,204,843
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	4/16/2021	500,000	497,769	498,750
Albertson’s	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	1,000,000	985,000	1,002,080
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,949,993	1,949,993	1,939,034
American Tire Distributors	Automotive	Term Loan	Loan	5.75%	6/1/2018	498,988	498,988	499,612
Anchor Glass	Containers/Glass Products	Term Loan	Loan	3.25%	5/16/2021	2,000,000	1,995,000	1,998,760
Applied Systems, Inc.	Business Equipment and Services	Initial Term Loan (First Lien)	Loan	4.25%	1/25/2021	497,500	496,392	494,545
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	78,692
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,686
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,198,521	3,198,521	3,148,944
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	497,500	496,469	497,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	5,480,487	5,434,635	5,481,638
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.40%	2/28/2017	914,567	913,866	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/26/2017	4,454,250	4,442,046	4,454,250
Avast Software	Electronics/Electric	Term Loan	Loan	4.00%	3/20/2020	1,975,000	1,972,619	1,975,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	492,466	490,056	493,608
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	496,174	495,632	492,041
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	4.50%	8/19/2021	1,000,000	995,008	1,000,000
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	498,750	496,353	497,503
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,496,250	1,493,014	1,479,836
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	2,992,500	3,013,405	2,937,648
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,840,718	1,840,718	1,836,116
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	1,497,500	1,496,307	1,483,558
Bombardier Recreational Products Inc.	Leisure Goods/ Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	749,824	745,332
Brickman Group Ltd. LLC, The	Brokers/Dealers/ Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	1,498,750	1,485,345	1,470,963
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	1,949,171	1,966,066	1,950,399
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,000,000	1,990,010	1,990,000
BWAY	Leisure Goods/ Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	1,000,000	990,072	1,004,170
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	1,970,023	1,976,344	1,970,023
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,090,570	2,095,324	2,083,775
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,110,785	3,104,540	3,082,259
Catalent Pharma Solutions	Drugs	Initial Term B Loan	Loan	3.50%	9/15/2021	500,000	497,561	499,645
Ceasars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	6.25%	3/1/2017	1,000,000	993,142	973,910
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,165,387	2,188,463	2,165,387
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	2,244,375	2,275,315	2,251,669
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,669,226	2,659,702	2,581,996
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,103,364	1,074,608	1,100,727
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,940,830	2,853,404	2,939,418
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	702,747	697,657	702,747
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	500,000	495,047	500,625
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.25%	3/28/2019	331,667	330,203	329,491
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	4/7/2021	3,613,444	3,613,444	3,593,859
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	746,250	745,404	739,720
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	2,447,895	2,445,617	2,422,657
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	783,162	740,581	773,204
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,650	741,308	730,299
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	492,315	487,783	489,484
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	6/18/2021	500,000	498,800	497,500
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	500,000	497,534	496,815
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,477,807	3,450,350	3,390,862
Dealertrack Technologies, Inc.	Leisure Goods/ Activities/Movies	Term B Loan	Loan	3.50%	2/26/2021	477,011	475,941	474,425
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,985,000	1,974,309	1,971,363
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	500,000	497,626	495,625
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	1,000,000	995,017	994,290
Deluxe Entertainment Service Group, Inc.	Leisure Goods/ Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	1,993,750	1,995,044	1,983,781
Devix	Chemicals/Plastics	Term Loan	Loan	4.25%	4/30/2021	250,000	247,593	250,000
Devix	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	500,000	497,630	498,000
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	1,000,000	995,141	1,002,500
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	1,497,500	1,503,089	1,503,116
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,942,384	3,933,660	3,857,150
Education Management LLC	Leisure Goods/ Activities/Movies	Tranche C-2 Term Loan	Loan	4.25%	6/1/2016	3,860,726	3,759,583	2,440,172
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/8/2019	992,500	988,161	991,259
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	500,000	497,515	497,500
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	500,000	497,500	496,250
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	1,000,000	980,709	1,004,380
Enviromental Resources Management	Business Equipment and Services	Term Loan	Loan	5.00%	5/16/2021	1,000,000	990,621	1,000,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	980,044	976,268	979,799
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	995,000	990,648	991,687
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	3,000,000	2,985,847	2,986,260
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.15%	3/24/2017	2,111,028	2,015,273	2,094,541
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.15%	3/23/2018	2,290,451	2,228,007	2,254,674
Fitness International, LLC	Leisure Goods/ Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	1,500,000	1,488,994	1,483,125
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/ Minerals	Loan	Loan	3.75%	6/28/2019	1,992,500	1,992,008	1,972,954
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/29/2020	496,250	496,250	492,776
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	202,176	201,269	200,787
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	790,324	786,877	784,895
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	2,488,750	2,478,058	2,470,358
Gates Global LLC	Leisure Goods/ Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/2/2021	500,000	495,109	494,030
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	857,504	842,443	842,498
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,732,124	4,715,732	4,669,424
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/26/2020	2,770,614	2,761,855	2,749,834
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,951,481	4,006,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/ Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,482,500	3,466,019	3,449,138
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	493,750	491,629	499,922
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,691,680	5,400,424	5,664,132
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	2,955,000	2,989,719	2,938,393
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.15%	8/1/2017	2,250,000	2,245,260	2,240,865
Hoofmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	2,000,000	1,980,684	1,995,000
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	3,880,270	3,852,485	3,863,313
Husky Injection	Business Equipment and Services	Term Loan B	Loan	4.25%	6/30/2021	500,000	497,075	497,500
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	471,910	469,803	471,419
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/30/2020	2,222,406	2,203,207	2,188,514

J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	970,069	970,068	939,269
Jazz Acquisition	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	500,000	498,754	497,500
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,551,360	2,541,993	2,548,170
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	487,607	472,811	485,778
Koosharem, LLC	Business Equipment and Services	Term Loan	Loan	7.50%	4/29/2020	1,000,000	992,822	1,004,380
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	480,952	478,688	477,648
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	8/2/2021	500,000	497,526	496,250
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	493,750	493,750	488,284
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	3.75%	1/28/2020	500,000	497,573	495,940
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,500	2,376,027
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	172,170	172,170	171,524
Millenium Laboratories	Drugs	Term Loan	Loan	5.25%	4/16/2021	1,500,000	1,485,513	1,492,500
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	214,164	213,177	214,431
MPH Acquisition Holdings LLC	Health Insurance	Term Loan	Loan	4.00%	3/31/2021	486,364	485,222	482,628
MSC Software Corp.	Business Equipment and Services	Term Loan	Loan	4.00%	5/29/2020	1,000,000	990,321	1,001,250
National CineMedia, LLC	Leisure Goods/ Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,056,330	1,064,483
National Veterinary Associates	Healthcare	Term Loan B	Loan	4.75%	8/14/2021	1,000,000	995,094	1,002,500
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	250,000	249,690	244,063
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,965	2,215,385
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	1,000,000	997,657	994,170
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,832,525	4,844,857	4,820,444
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	488,750	488,750	486,712
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	3,880,875	3,858,512	3,820,062
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	802,457	802,457	786,408
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	136,371	135,141	136,882
Ollie’s Bargain Outlet	Retailers (Except Food and Drugs)	Term Loan	Loan	6.00%	9/30/2019	982,101	977,482	982,101
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,302,764	1,305,633
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	4,282,361	4,263,330	4,279,021
OpenLink International LLC	Business Equipment and Services	Term B Loan	Loan	6.25%	10/27/2017	975,000	975,000	975,000
Orbitz Worldwide, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	4.50%	4/15/2021	500,000	498,785	498,905
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	1,455,477	1,443,484	1,419,090
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	995,000	990,753	998,313
Paragon Offshore Finance	Oil & Gas	Term Loan B	Loan	3.75%	7/18/2021	750,000	746,314	738,750
Patheon Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,669	2,960,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,477,041	1,476,121	1,471,502
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,950,300	1,925,362	1,941,251
Phillips-Medisize Corporation	Healthcare	Term Loan	Loan	4.75%	6/16/2021	500,000	497,575	498,125
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	2,581,332	2,575,965	2,551,337
Planet Fitness Holdings LLC	Leisure Goods/ Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	1,496,250	1,489,018	1,492,973
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	497,500	495,282	497,500
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,604	434,081
Prestige Brands, Inc.	Leisure Goods/ Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	1,000,000	1,000,000	1,005,000
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,891,863	1,883,473	1,895,420
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	496,222	496,222	496,013
QoL Meds	Healthcare	Term Loan B	Loan	5.50%	7/15/2020	2,000,000	1,990,049	2,005,000
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,649,943	3,652,383
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	497,500	494,218	497,913
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,655,137	1,655,137	1,646,630
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,970,100	1,970,100	1,962,929
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,916,674	1,896,090	1,916,080
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,500,000	1,492,617	1,486,245
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,233,797	5,212,118	5,219,091
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	1,000,000	995,167	1,001,670
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,503	459,337
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	1,517,088	1,517,088	1,515,540
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	1,935,040	1,929,701	1,934,228
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.40%	1/31/2017	2,000,000	1,980,369	1,970,000
Shearers Foods	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	1,000,000	997,522	995,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	772,768	759,467	775,666
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	923,543	912,021	917,771
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	498,750	497,580	493,972
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	5.25%	4/10/2020	3,138,397	3,123,509	3,067,783
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	523,600	518,916	522,291
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	54,165	53,675	54,030
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	997,500	987,960	996,672
STHI Holding	Healthcare	Term Loan	Loan	4.50%	8/6/2021	1,000,000	995,003	995,630
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	285,352	282,591	285,232
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	3,707,953	3,610,543	3,689,413
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	252,782	244,705	218,183
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	475,748	474,816
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,466,493	1,457,915	1,455,495
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,365,000	4,349,553	4,343,175
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	1,000,000	995,076	995,630
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,871,784	4,881,456	4,818,341
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	498,750	497,586	495,508
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,893,866	1,897,328
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	490,047	481,472	485,759
Twin River Management	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	1,000,000	1,002,256	999,170
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	159,332	158,264	158,536
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	935,857	930,087	931,177
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,444,124	2,418,323	2,431,904
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,864,954	3,864,526	3,854,325
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,962,612	2,945,669	2,938,290
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,545,588	2,536,761	2,532,861
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	3.50%	9/6/2019	1,264,058	1,259,071	1,258,370
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,881,003	2,881,003	2,873,800
Visant Corporation (fka Jostens)	Leisure Goods/ Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,604,551	3,604,551	3,584,726
Vouvray	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	500,000	497,539	500,000
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,896,034	1,918,563	1,888,924
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	677,050	670,886	673,184
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,571,560	2,610,717	2,535,738

							$302,544,790	$301,019,691

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2014

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,960,187	$1,948,853	$1,969,969
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/2/2018	4,162,740	4,101,035	4,177,310
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	3,473,750	3,470,186	3,482,434
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (First Lien)	Loan	5.50%	2/24/2021	1,000,000	990,000	990,000
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (Second Lien)	Loan	9.50%	8/24/2021	500,000	492,500	492,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	3,208,854	3,194,690	3,223,550
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	500,000	497,500	503,125
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,960,000	1,930,566	1,968,173
Applied Systems, Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	12/8/2016	500,000	498,750	498,750
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	79,206
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,971
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,206,537	3,206,537	3,207,307
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	1,000,000	995,109	1,002,500
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	500,000	498,797	502,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	5,508,783	5,462,695	5,516,660
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.66%	2/28/2017	980,651	979,812	970,845
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,791,778	3,791,778	3,805,997
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	4,875,000	4,861,403	4,875,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,355,941	1,329,859	1,362,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	498,725	498,126	500,715
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,250	1,495,500
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,022,866	2,999,250
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,970,137	1,970,137	1,972,797
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	500,000	497,592	502,750
Bombardier Recreational Products Inc.	Leisure Goods/ Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,080	756,647
Brickman Group Ltd. LLC, The	Brokers/Dealers/ Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	250,000	248,750	250,937
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.75%	3/16/2017	1,959,839	1,976,826	1,967,188
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,660,377	2,653,889	2,675,675
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	5.50%	3/18/2019	2,739,013	2,692,934	2,745,861
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	990,000	990,000	999,900
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,137,369	2,141,920	2,142,712
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,658,626	2,637,550	2,618,899
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,145,521	3,138,959	3,141,589
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,176,323	2,201,894	2,192,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,682,707	2,672,727	2,666,369
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,108,908	1,082,718	1,113,987
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,955,608	2,862,024	2,980,228
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	825,121	820,892	825,121
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	491,250	489,468	492,788
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	4,622,500	4,611,092	4,622,500
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	750,000	749,094	748,312
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.25%	1/31/2019	2,460,196	2,441,025	2,460,316
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	787,658	738,102	734,491

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,162	732,061	657,856
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	500,000	495,000	502,815
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,909,320	3,909,320	3,927,655
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,831,595	3,792,824	3,735,805
DealerTrack Technologies, Inc.	Computers & Electronics	Term Loan	Loan	3.50%	2/28/2021	500,000	498,750	498,750
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,995,000	1,982,818	1,988,935
Delos Finance S.à r.l.	Leasing	Loan	Loan	3.50%	2/26/2021	500,000	497,500	497,500
Deluxe Entertainment Services Group Inc.	Media	Initial Term Loan	Loan	6.50%	2/28/2020	1,000,000	1,000,000	1,000,000
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	248,125	248,125	247,815
Drew Marine Group Inc.	Chemicals/ Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	500,000	499,397	502,500
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,956,731	3,946,925	3,936,948
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	486,442	482,619	488,573
Education Management LLC	Leisure Goods/ Activities/ Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	3,882,152	3,746,734	3,544,405
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	997,500	992,713	1,003,734
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	997,599	998,750
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	492,516	488,615	493,900
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,000,000	995,084	1,002,500
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,220,981	2,187,068	2,202,747
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,307,032	1,270,847	1,296,301
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.20%	3/24/2017	2,111,028	2,010,799	2,109,276
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	2,290,451	2,231,370	2,292,741
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/ Minerals	Loan	Loan	4.25%	6/28/2019	997,500	995,122	1,006,438
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	498,750	498,750	498,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	203,194	202,218	203,363
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	794,306	790,489	794,965
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,496,250	1,485,394	1,489,337
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	868,414	852,908	868,258
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,740,112	4,722,664	4,725,892
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	1,920,175	1,915,905	1,900,014
Goodyear Tire & Rubber Company, The	Chemicals/ Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,941,039	4,037,000
Grosvenor Capital Management Holdings, LP	Brokers/ Dealers/ Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,500,000	3,482,803	3,489,080
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/4/2019	500,000	497,500	500,780
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,720,353	5,390,148	5,713,947
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	2,970,000	3,005,791	2,973,683
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	2,312,500	2,307,973	2,313,425
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	3,470,285	3,460,723	3,262,068
Huntsman International LLC	Chemicals/ Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	3,920,000	3,892,467	3,919,020
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,515	502,815
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	1,776,183	1,758,861	1,772,488
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	491,105
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/7/2018	972,500	972,500	972,656
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,564,311	2,554,534	2,568,054
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	490,057	475,404	492,508
La Quinta Intermediate Holdings L.L.C.	Gaming And Hotels	Initial Term Loan	Loan	4.00%	2/19/2021	500,000	500,000	500,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	496,250	496,250	497,302
Microsemi Corporation	Electronics/ Electric	Incremental Term Loan	Loan	3.75%	2/19/2020	498,750	498,750	499,373
Microsemi Corporation	Electronics/ Electric	Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,463	2,398,482

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	250,000	248,753	252,083
National CineMedia, LLC	Leisure Goods/ Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,054,177	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,416	2,215,385
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,857,520	4,868,347	4,873,452
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,833	490,833	493,597
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/1/2018	3,900,525	3,875,534	3,872,168
NuSil Technology LLC	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	809,163	809,163	799,558
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	142,422	140,466	143,846
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,125	1,312,190
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	4,531,159	4,511,264	4,582,135
OpenLink International, Inc.	Computers & Electronics	Replacement Term Loan	Loan	6.25%	10/30/2017	980,000	980,000	980,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.50%	6/22/2019	1,496,212	1,488,641	1,509,675
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	1,000,000	995,186	1,008,750
Patheon Inc.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,500	2,990,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,484,694	1,483,250	1,489,103
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,960,200	1,936,226	1,967,845
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	4,962,500	4,951,514	4,942,352
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	500,000	497,500	501,875
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,195	437,022
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,945,655	1,934,699	1,955,383
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	498,741	498,741	500,486
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,646,328	3,685,186
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	500,000	496,369	502,915
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,663,476	1,663,476	1,667,035
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,980,000	1,980,000	1,993,365
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,960,025	1,934,083	1,960,515
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	1,562,552	1,552,098	1,562,552
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,344,450	1,339,560	1,341,088
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,308,218	5,283,397	5,339,165
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,831	460,354
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/12/2019	1,524,730	1,524,730	1,529,106
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	5.75%	5/9/2017	1,945,013	1,939,821	1,957,987
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	2,822,729	2,830,165	2,825,552
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	3,880,675	3,863,008	3,800,655
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	807,059	795,976	815,130
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	928,389	917,174	934,191
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,758	499,730
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	3,268,571	3,184,532	3,276,743
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	3,304,614	3,278,551	3,304,614
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	64,638	64,070	64,839
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	624,838	619,344	626,782
SunCoke Energy, Inc.	Nonferrous Metals/ Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	1,367,311	1,359,200	1,367,311
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	304,311	302,167	305,452

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	4,221,845	4,096,936	4,238,944
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	264,330	257,131	196,762
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,371	480,911
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,473,863	1,464,165	1,473,406
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,387,500	4,373,856	4,387,500
TECTUM HOLDINGS INC.	Industrial Equipment	Term Loan	Loan	6.50%	12/3/2015	3,800,160	3,788,706	3,762,159
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	2,356,680	2,360,795	2,361,982
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,896,514	4,904,843	4,914,876
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,432	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	492,528	484,755	493,513
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	160,148	159,235	160,348
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	122,494	122,109	122,648
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	818,172	813,513	819,195
U.S. Silica Company	Nonferrous Metals/ Minerals	Term Loan	Loan	4.00%	7/23/2020	1,950,200	1,941,292	1,954,256
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.38%	11/13/2016	2,805,278	2,766,405	2,777,225
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,456,500	2,429,626	2,470,821
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,884,944	3,884,238	3,859,225
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,977,500	2,959,200	2,984,467
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	1,000,000	974,618	1,002,500
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,947,688	2,936,432	2,955,528
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	1,900,800	1,892,737	1,904,602
Verint Systems Inc.	Business Equipment and Services	Tranche B Incremental Term Loan	Loan	3.50%	9/6/2019	1,000,000	997,521	1,000,000
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,899,621	2,899,621	2,909,770
Visant Corporation (fka Jostens)	Leisure Goods/ Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,607,008
W.R. Grace & Co.-CONN	Chemicals/Plastics	Delayed Draw Term Loan	Loan	0.00%	2/3/2021	—	(328)	—
W.R. Grace & Co.-CONN	Chemicals/Plastics	U.S. Term Loan	Loan	3.00%	2/3/2021	368,421	367,502	367,828
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,980,000	2,004,187	1,965,150
Wendy’s International, Inc.	Food Services	Term B Loan	Loan	3.25%	5/15/2019	680,470	674,563	679,197
Wesco Aircraft Hardware Corp.	Aerospace/Defense	Tranche B Term Loan	Loan	4.75%	2/28/2021	500,000	498,750	498,750
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,976,179	2,909,666

							$299,137,566	$300,491,077

Note 5. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. On July 10, 2014, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended August 31, 2014 and 2013, we incurred $1.0 million and $0.8 million in base management fees, respectively. For the three months ended August 31, 2014 and 2013, we accrued $0.6 million and $0.1 million in incentive fees related to pre-incentive fee net investment income. For the three months ended August 31, 2014, we accrued $0.2 million in incentive fees related to capital gains. For the three months ended August 31, 2013, there was a reduction of $0.2 million in incentive management fees related to capital gains. For the six months ended August 31, 2014 and 2013, we incurred $2.0 million and $1.5 million in base management fees, respectively. For the six months ended August 31, 2014 and 2013, we accrued $0.9 million and $0.8 million in incentive fees related to pre-incentive fee net investment income. For the six months ended August 31, 2014, we accrued $0.3 million in incentive management fees related to capital gains. For the six months ended August 31, 2013, we did not accrue incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2014, the base management fees accrual was $1.0 million, and the incentive fees accrual was $3.2 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2014, the base management fees accrual was $0.9 million and the incentive fees accrual was $3.0 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company is capped at $1.0 million for the initial two year term of the administration agreement. On July 10, 2014, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to maintain the cap on the payment or reimbursement of expenses by the Company thereunder to $1.0 million for the additional one-year term.

For the three months ended August 31, 2014 and 2013, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. For the six months ended August 31, 2014 and 2013, we recognized $0.5 million and $0.5 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of August 31, 2014 and February 28, 2014, $0.4 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

As of August 31, 2014 and February 28, 2014, there was $8.9 million and $0.0 million outstanding under the Credit Facility, respectively, and the Company was in compliance with all of the limitations and requirements of the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. $2.3 million of financing costs related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2014 and 2013, we recorded $0.2 million and $0.1 million of interest expense related to the Credit Facility, respectively. For the three months ended August 31, 2014 and 2013, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility, respectively. The interest rates during the three and six months ended August 31, 2014 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. The interest rates during the three and six months ended August 31, 2013 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. For the six months ended August 31, 2014 and 2013, we recorded $0.4 million and $0.6 million of interest expense related to the Credit Facility, respectively. For the six months ended August 31, 2014 and 2013, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the Credit Facility, respectively.

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

Our borrowing base under the Credit Facility was $42.2 million subject to the Credit Facility cap of $45.0 million at August 31, 2014 For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2014 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2014. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2014, we have funded SBIC LP with $45.5 million of equity capital, and have $64.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of August 31, 2014 and February 28, 2014, there was $64.0 million and $50.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $2.1 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three and six months ended August 31, 2014, the Company recorded $0.4 million and $0.8 million, respectively, of interest expense related to the SBA debentures. For the three and six months ended August 31, 2013, the Company recorded $0.3 million and $0.6 million, respectively, of interest expense related to the SBA debentures. For the three and six months ended August 31, 2014, the Company recorded $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the SBA debentures. For the three and six months ended August 31, 2013, the Company recorded $0.05 million and $0.1 million, respectively, of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the six months ended August 31, 2014 and 2013 on the outstanding borrowings of the SBA debentures was 3.16% and 2.90%, respectively.

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

As of August 31, 2014, the carrying amount and fair value of the Notes was $48.3 million and $49.4 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of August 31, 2014, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the three and six months ended August 31, 2014, we recorded $0.9 million and $1.8 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes. For the three and six months ended August 31, 2013, we recorded $0.9 million and $1.1 million, respectively, of interest expense and $0.09 million and $0.1 million, respectively, of amortization of deferred financing costs related to the Notes.

Note 7. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$121,200	$8,900	$—	$—	$112,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $13.1 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2014 and 2013, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the six months ended August 31, 2014 and 2013, we accrued $0.1 million and $0.1 million for directors’ fees expense, respectively. As of August 31, 2014 and February 28, 2014, $0.05 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2014, we had not issued any common stock to our directors as compensation for their services.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended August 31, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and diluted	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net increase (decrease) in net assets from operations	$3,136	$(41)	$4,894	$3,759
Weighted average common shares outstanding	5,379,616	4,730,116	5,379,616	4,730,116
Earnings (loss) per common share-basic and diluted	$0.58	$(0.01)	$0.91	$0.79

Note 11. Dividend

The Company did not declare any dividend payments during the quarters ended August 31, 2014 and August 31, 2013.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2014 and 2013:

	For the six months ended
	August 31, 2014	August 31, 2013
Per share data:
Net asset value at beginning of period	$21.36	$22.98
Net investment income(1)	0.77	1.00
Net realized and unrealized gains and (losses) on investments and derivatives	0.14	(0.21)

Net increase in net assets from operations	0.91	0.79
Net asset value at end of period	$22.27	$23.77
Net assets at end of period	$119,817,820	$112,445,315
Shares outstanding at end of period	5,379,616	4,730,116
Per share market value at end of period	$16.06	$18.31
Total return based on market value(2)	1.31%	7.58%
Total return based on net asset value(3)	4.26%	3.45%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(4)	7.09%	8.62%
Ratio of operating expenses to average net assets(4)	6.38%	5.73%
Ratio of incentive management fees to average net assets(4)	2.01%	1.42%
Ratio of debt related expenses to average net assets(4)	6.17%	4.97%
Ratio of total expenses to average net assets(4)	14.56%	12.11%
Portfolio turnover rate(5)	11.35%	32.41%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

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

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no further subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended August 31, 2014, except as disclosed below.

On September 17, 2014, the Company entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things, (1) extend the commitment termination date from February 24, 2015 to September 17, 2017; (2) extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events); (3) reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%; (4) reduce the applicable margin rate on LIBOR borrowings from 5.50% to 4.75%; (5) reduce the floor on base rate borrowings from 3.00% to 2.25%; and (6) reduce the floor on LIBOR borrowings from 2.00% to 1.25%.

On September 24, 2014, the Company announced that its Board of Directors adopted a new dividend policy to pay a regular quarterly cash dividend to shareholders. The Company will pay a quarterly dividend of $0.18 per share for the quarter ended August 31, 2014, which will be payable on November 28, 2014 to all stockholders of record at the close of business on November 3, 2014. The second dividend of $0.22 per share for the quarter ended November 30, 2014, will be payable on February 27, 2015 to all stockholders of record at the close of business on February 2, 2015.

On September 24, 2014, the Board of Directors also adopted a new dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. If the Company declares a dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of the Company’s common stock.

On the same day, the Company also announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At August 31, 2014		At February 28, 2014
	($ in millions)
Number of investments(1)	64		59
Number of portfolio companies(1)	39		37
Average investment size(1)	$3.4		$3.2
Weighted average maturity(1)	3.9	yrs	4.3	yrs
Number of industries(1)	18		16
Average investment per portfolio company(1)	$5.5		$5.0
Non-performing or delinquent investments(1)	$0.4		$0.3
Fixed rate debt (% of interest bearing portfolio)(2)	$76.6(37.8)%		$70.6(40.1)%
Weighted average current coupon(2)	13.0%		12.5%
Floating rate debt (% of interest bearing portfolio)(2)	$126.0(62.2)%		$105.4(59.9)%
Weighted average current spread over LIBOR(2)	8.5%		7.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended August 31, 2014, we made $31.8 million investments in new or existing portfolio companies and had $15.7 million in aggregate amount of exits and repayments resulting in net investments of $16.1 million for the period. During the three months ended August 31, 2013, we made $54.9 million investments in the new or existing portfolio companies and had $29.6 million in aggregate amount of exits and repayments resulting in net investments of $25.3 million for the period.

During the six months ended August 31, 2014, we made $53.3 million investments in new or existing portfolio companies and had $24.4 million in aggregate amount of exits and repayments resulting in net investments of $28.9 million for the period. During the six months ended August 31, 2013, we made $87.9 million investments in new or existing portfolio companies and had $54.9 million in aggregate amount of exits and repayments resulting in net investments of $33.0 million for the period.

Our portfolio composition based on fair value at August 31, 2014 and February 28, 2014 was as follows:

Portfolio composition

	At August 31, 2014		At February 28, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Middle market loans	11.3%	6.5%	15.7%	6.2%
First lien term loans	48.9	11.0	39.0	10.7
Second lien term loans	12.4	11.5	13.5	11.1
Senior secured notes	10.6	14.7	14.6	13.8
Unsecured notes	2.5	14.2	2.7	15.2
Saratoga CLO subordinated notes	8.5	23.9	9.5	18.6
Equity interests	5.8	N/A	5.0	N/A

Total	100.0%	12.2%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2014 and February 28, 2014, was composed of $304.4 million and $301.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 Ltd. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2014, $297.6 million or 98.9% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and no Saratoga CLO portfolio investments were in default. At February 28, 2014, $298.9 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and no Saratoga CLO portfolio investments were in default.

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

The CMR distribution of our investments at August 31, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At August 31, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$179,293	75.9%	$159,207	77.4%
Yellow	15,531	6.6	8,466	4.1
Red	7,785	3.3	8,270	4.0
N/A(1)	33,711	14.2	29,902	14.5

Total	$236,320	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At August 31, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$289,563	96.2%	$284,796	94.8%
Yellow	8,068	2.7	14,106	4.7
Red	3,389	1.1	1,589	0.5

Total	$301,020	100.0%	$300,491	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at August 31, 2014 and February 28, 2014:

	At August 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$47,700	20.2%	$57,330	27.9%
Healthcare Services	42,227	17.9	23,810	11.6
Software	24,011	10.2	21,897	10.6
Structured Finance Securities(1)	20,090	8.5	19,570	9.5
Consumer Services	16,963	7.2	21,738	10.5
Food and Beverage	12,913	5.4	17,286	8.4
Technology	12,759	5.4	—	—
Automotive	10,672	4.5	10,621	5.2
Media	9,454	4.0	6,741	3.3
Electronics	6,554	2.8	6,645	3.2
Utilities	6,105	2.6	—	—
Manufacturing	5,940	2.5	5,970	2.9
Environmental	5,812	2.5	1,191	0.6
Metals	5,785	2.4	5,249	2.5
Consumer Products	5,378	2.3	6,118	3.0
Building Products	1,956	0.8	344	0.2
Publishing	1,489	0.6	901	0.4
Homebuilding	411	0.2	344	0.2
Education	101	0.0	—	—
Aerospace	—	—	90	0.0

Total	$236,320	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at August 31, 2014 and February 28, 2014:

	At August 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare	$34,718	11.5%	$37,896	12.6%
Business Equipment and Services	31,543	10.5	28,386	9.4
Chemicals/Plastics	27,214	9.0	26,345	8.8
Conglomerate	19,946	6.6	24,285	8.1
Industrial Equipment	19,160	6.4	24,143	8.0
Retailers (Except Food and Drugs)	17,670	5.9	15,314	5.1
Leisure Goods/Activities/Movies	16,271	5.4	8,990	3.0
Drugs	13,260	4.4	11,873	4.0
Electronics/Electric	12,013	4.0	11,861	4.0
Aerospace and Defense	10,491	3.5	20,465	6.8
Food Products	9,956	3.3	12,450	4.1
Financial Intermediaries	8,731	2.9	8,138	2.7
Food Services	8,502	2.8	5,612	1.9
Automotive	6,424	2.1	10,279	3.4
Containers/Glass Products	6,387	2.1	2,906	1.0
Telecommunications	6,163	2.0	6,627	2.2
Food/Drug Retailers	5,840	1.9	5,012	1.7
Utilities	5,754	1.9	5,830	1.9
Oil and Gas	5,714	1.9	2,488	0.8
Insurance	5,482	1.8	5,517	1.8
Lodging and Casinos	5,438	1.8	499	0.2
Publishing	5,185	1.7	2,913	1.0
Brokers/Dealers/Investment Houses	4,920	1.6	3,740	1.2
Healthcare and Pharmaceuticals	2,961	1.0	—	—
Cable and Satellite Television	2,582	0.9	2,666	0.9
Telecommunications/Cellular	2,423	0.8	2,460	0.8
Media	2,007	0.7	1,000	0.3
Nonferrous Metals/Minerals	1,973	0.7	4,328	1.4
Ecological Services and Equipment	826	0.3	1,241	0.4
Building and Development	494	0.2	3,246	1.1
Broadcast Radio and Television	489	0.2	1,505	0.5
Health Insurance	483	0.2	—	—
Computers and Electronics	—	—	1,479	0.5
Gaming and Hotels	—	—	500	0.2
Leasing	—	—	497	0.2

Total	$301,020	100.0%	$300,491	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at August 31, 2014 and February 28, 2014. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At August 31, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$94,390	39.9%	$83,161	40.4%
Midwest	45,119	19.1	41,453	20.1
Northeast	40,778	17.3	17,191	8.4
West	35,943	15.2	44,470	21.6
Other(1)	20,090	8.5	19,570	9.5

Total	$236,320	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2014 and 2013 are as follows:

	For the three months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Total investment income	$6,475	$5,388
Total expenses, net	4,403	3,116

Net investment income	2,072	2,272
Net realized gains	360	546
Net unrealized gains (losses)	704	(2,859)

Net increase/(decrease) in net assets resulting from operations	$3,136	$(41)

	For the six months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Total investment income	$12,619	$11,406
Total expenses, net	8,486	6,664

Net investment income	4,133	4,742
Net realized gains	442	1,074
Net unrealized gains (losses)	319	(2,057)

Net increase in net assets resulting from operations	$4,894	$3,759

Investment income

The composition of our investment income for the three and six months ended August 31, 2014 and 2013 was as follows:

	For the three months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Interest from investments	$6,037	$4,792
Management fee income from Saratoga CLO	375	481
Interest from cash and cash equivalents and other income	63	115

Total	$6,475	$5,388

	For the six months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Interest from investments	$11,639	$9,963
Management fee income from Saratoga CLO	767	979
Interest from cash and cash equivalents and other income	213	464

Total	$12,619	$11,406

For the three months ended August 31, 2014, total investment income increased $1.1 million, or 20.2% compared to the three months ended August 31, 2013. Interest income from investments increased $1.2 million, or 26.0%, to $6.0 million for the three months ended August 31, 2014, from $4.8 million for the three months ended August 31, 2013. This reflects an increase of 25.8% in total investments to $236.3 million at August 31, 2014 from $187.8 million at August 31, 2013, with the weighted average yield also decreasing to 12.2% from 13.2%.

For the six months ended August 31, 2014, total investment income increased $1.2 million, or 10.6%, compared to the six months ended August 31, 2013. Interest income from investments increased $1.6 million, or 16.8%, to $11.6 million for the six months ended August 31, 2014, from $10.0 million for the six months ended August 31, 2013. This reflects an increase of 25.8% in total investments to $236.3 million at August 31, 2014 from $187.8 million at August 31, 2013, with the weighted average yield also decreasing to 12.2% from 13.2%.

For the three and six months ended August 31, 2014 and 2013, total PIK income was $0.3 million and $0.6 million, and $0.3 million and $0.5 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we receive from Saratoga CLO has declined from historical periods decreasing $0.1 million, or 21.9%, to $0.4 million and $0.2 million, or 21.6%, to $0.8 million, respectively, for the three and six months ended August 31, 2014 from $0.5 million and $1.0 million for the three and six months ended August 31, 2013, respectively.

Operating expenses

The composition of our expenses for the three and six months ended August 31, 2014 and 2013 was as follows:

Operating Expenses

	For the three months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Interest and debt financing expenses	$1,809	$1,604
Base management fees	1,037	811
Professional fees	276	235
Incentive management fees	790	(40)
Administrator expenses	250	250
Insurance	84	119
Directors fees and expenses	56	45
General and administrative and other expenses	101	92

Total expenses	$4,403	$3,116

	For the six months ended
	August 31, 2014	August 31, 2013
	($ in thousands)
Interest and debt financing expenses	$3,597	$2,731
Base management fees	2,006	1,548
Professional fees	711	566
Incentive management fees	1,171	781
Administrator expenses	500	500
Insurance	168	239
Directors fees and expenses	109	96
General and administrative and other expenses	224	203

Total expenses	$8,486	$6,664

For the three months ended August 31, 2014, total operating expenses increased $1.3 million, or 41.3% compared to the three months ended August 31, 2013. For the six months ended August 31, 2014, total operating expenses increased $1.8 million or 27.3% compared to the six months ended August 31, 2013.

For the three months ended August 31, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods, with higher levels of both the SBA debentures and the revolving credit facility outstanding. For the three months ended August 31, 2014, the weighted average interest rate on our outstanding indebtedness was 5.14% compared to 5.53% for the three months ended August 31, 2013. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate.

For the six months ended August 31, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods, with higher levels of both the SBA debentures and the revolving credit facility outstanding. For the six months ended August 31, 2014, the weighted average interest rate on our outstanding indebtedness was 5.22% compared to 4.85% for the six months ended August 31, 2013. This increase was primarily driven by the interest rate on the note issuance.

For the three months ended August 31, 2014, base management fees increased $0.2 million, or 27.9% compared to the three months ended August 31, 2013. For the six months ended August 31, 2014, base management fees increased $0.5 million, or 29.6% compared to the six months ended August 31, 2013. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $183.9 million to $235.1 million as of August 31, 2013 and 2014, respectively.

For the three and six months ended August 31, 2014, professional fees increased $0.04 million or 17.4%, and $0.1 million, or 25.6%, respectively, compared to the three and six months ended August 31, 2013.

For the three months ended August 31, 2014, incentive management fees increased $0.8 million to $0.8 million, compared to a reduction of $0.04 million for the three months ended August 31, 2013. For the six months ended August 31, 2014, incentive management fees increased $0.4 million or 49.9% compared to the six months ended August 31, 2013. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to higher net investment income and incentive fee capital gains.

As discussed above, the increase in interest and credit facility expense for the three and six months ended August 31, 2014 and 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the six months ended August 31, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility and notes payable was 7.50%, however the notes were only issued and outstanding from May 10, 2013, while they were outstanding for the full six months ended August 31, 2014. For the three months ended August 31, 2014 and 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 3.16%, respectively. For the six months ended August 31, 2014 and 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 2.90%, respectively.

Net realized gains/losses on sales of investments

For the three months ended August 31, 2014, the Company had $15.7 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains.

For the six months ended August 31, 2014, the Company had $24.4 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains.

For the three months ended August 31, 2013, the Company had $29.6 million of sales, repayments, exits or restructurings resulting in $0.5 million of net realized gains.

For the six months ended August 31, 2013, the Company had $54.9 million of sales, repayments, exits or restructurings resulting in $1.1 million of net realized gains.

Net unrealized appreciation/depreciation on investments

For the three months ended August 31, 2014, our investments had net unrealized appreciation of $0.7 million versus net unrealized depreciation of $2.9 million for the three months ended August 31, 2013. For the six months ended August 31, 2014, our investments had net unrealized appreciation of $0.3 million versus net unrealized depreciation of $2.1 million for the six months ended August 31, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2014, were the following:

Six Months ended August 31, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
			($ in thousands)
Elyria Foundry Company, LLC	Senior Secured Note	$8,860	$5,785	$(3,075)	$(859)
Saratoga CLO	Other/ Structured Finance Securities	16,556	20,090	3,534	520
USS Parent Holding Corp.	Voting Common Stock	3,026	5,567	2,541	539

The $0.9 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to a decline in the company’s performance as a result of volume declines from key energy customers.

The $0.5 million of unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to a decrease in the discount rate from the previous year end.

The $0.5 million of unrealized appreciation in our investment in the common stock of USS Parent Holding Corp. was due to the sale of the company to a private equity firm.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2014, we recorded a net increase in net assets resulting from operations of $3.1 million versus a net decrease in net assets resulting from operations of $0.04 million for the three months ended August 31, 2013. Based on 5,379,616 and 4,730,116 weighted average common shares outstanding for the three months ended August 31, 2014 and August 31, 2013, respectively, our per share net increase in net assets resulting from operations was $0.58 for the three months ended August 31, 2014 versus a per share net decrease in net assets from operations of $(0.01) for the three months ended August 31, 2013.

For the six months ended August 31, 2014, we recorded a net increase in net assets resulting from operations of $4.9 million versus a net increase in net assets resulting from operations of $3.8 million for the six months ended August 31, 2013. Based on 5,379,616 and 4,730,116 weighted average common shares outstanding for the six months ended August 31, 2014 and August 31, 2013, respectively, our per share net increase in net assets resulting from operations was $0.91 for the six months ended August 31, 2014 versus a per share net increase in net assets from operations of $0.79 for the six months ended August 31, 2013.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from SBA debenture drawdowns and future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. Our stockholders approved a proposal at our annual meeting of stockholders held on September 30, 2014 that authorizes us to sell shares of our common stock at an offering price per share to investors that is not less than 85% of our then current net asset value per share in one or more offerings for a period ending on the earlier of September 30, 2015 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after the earlier of September 30, 2015 or our next annual meeting of stockholders.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 309.5% as of August 31, 2014 and 337.9% as of February 28, 2014. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the credit facility from $40.0 million to $45.0 million;

•	extend the Revolving Period from July 30, 2013 to February 24, 2015; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

As of August 31, 2014, we had $8.9 million outstanding under the Credit Facility and $64.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2014 we had no outstanding balance under the Credit Facility and $50.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2014 and February 28, 2014 was $42.2 million, and $44.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 309.5% as of August 31, 2014 and 337.9% as of February 28, 2014.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2014, our SBIC subsidiary had $45.5 million in regulatory capital and $64.0 million SBA-guaranteed debentures outstanding.

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

At August 31, 2014 and February 28, 2014, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At August 31, 2014		At February 28, 2014
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$271	0.1%	$3,294	1.6%
Cash and cash equivalents, securitization accounts	3,216	1.3	3,293	1.6
Middle market loans	26,814	11.2	32,390	15.2
First lien term loans	115,589	48.2	80,246	37.8
Second lien term loans	29,262	12.2	27,804	13.1
Senior secured notes	25,035	10.4	30,032	14.1
Unsecured notes	5,909	2.5	5,471	2.6
Structured finance securities	20,090	8.4	19,570	9.2
Equity Interest	13,621	5.7	10,332	4.8

Total	$239,807	100.0%	$212,432	100.0%

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$121,200	$8,900	$—	$—	$112,300

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $13.1 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

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

Recent Developments

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things, (1) extend the commitment termination date from February 24, 2015 to September 17, 2017; (2) extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events); (3) reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%; (4) reduce the applicable margin rate on LIBOR borrowings from 5.50% to 4.75%; (5) reduce the floor on base rate borrowings from 3.00% to 2.25%; and (6) reduce the floor on LIBOR borrowings from 2.00% to 1.25%.

On September 24, 2014, the Company announced that its Board of Directors adopted a new dividend policy to pay a regular quarterly cash dividend to shareholders. The Company will pay a quarterly dividend of $0.18 per share for the quarter ended August 31, 2014, which will be payable on November 28, 2014 to all stockholders of record at the close of business on November 3, 2014. The second dividend of $0.22 per share for the quarter ended November 30, 2014, will be payable on February 27, 2015 to all stockholders of record at the close of business on February 2, 2015.

On September 24, 2014, the Company also adopted a new dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. If the Company declares a dividend, its stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of the Company’s common stock.

On the same day, the Company also announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements.

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

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

SARATOGA INVESTMENT CORP.

Date: October 14, 2014	By	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer