Form 10-Q
period 2014-11-30
SARATOGA INVESTMENT CORP.
filed 2015-01-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 14, 2015 was 5,401,899.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2014	February 28, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $222,452,952 and $185,266,607, respectively)	$221,740,190	$186,275,106
Control investments (cost of $16,384,467 and $16,555,808, respectively)	19,433,253	19,569,596

Total investments at fair value (amortized cost of $238,837,419 and $201,822,415, respectively)	241,173,443	205,844,702
Cash and cash equivalents	809,245	3,293,898
Cash and cash equivalents, reserve accounts	10,738,075	3,293,113
Interest receivable, (net of reserve of $411,334 and $150,058, respectively)	3,170,976	2,571,853
Deferred debt financing costs, net	4,921,925	4,008,704
Management fee receivable	178,234	150,106
Other assets	8,583	14,461

Total assets	$261,000,481	$219,176,837

LIABILITIES
Revolving credit facility	$4,900,000	$—
SBA debentures payable	79,000,000	50,000,000
Notes payable	48,300,000	48,300,000
Dividend payable	320,189	—
Management and incentive fees payable	4,551,236	3,856,962
Accounts payable and accrued expenses	550,565	824,568
Interest and debt fees payable	725,301	873,135
Due to manager	337,433	398,154

Total liabilities	$138,684,724	$104,252,819

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,379,616 and 5,379,616 common shares issued and outstanding, respectively	$5,380	$5,380
Capital in excess of par value	184,851,154	184,851,154
Distribution in excess of net investment income	(23,752,974)	(29,627,578)
Accumulated net realized loss from investments and derivatives	(41,123,827)	(44,327,225)
Net unrealized appreciation on investments and derivatives	2,336,024	4,022,287

Total net assets	122,315,757	114,924,018

Total liabilities and net assets	$261,000,481	$219,176,837

NET ASSET VALUE PER SHARE	$22.74	$21.36

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2014	2013	2014	2013
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,038,877	$4,279,445	$14,794,342	$11,534,271
Payment-in-kind interest income from Non-control/Non-affiliate investments	319,994	161,485	902,536	634,408
Control investments	694,641	556,291	1,996,010	2,791,830

Total interest income	6,053,512	4,997,221	17,692,888	14,960,509
Interest from cash and cash equivalents	1,024	1,316	2,738	7,181
Management fee income	383,012	421,198	1,150,505	1,400,039
Other income	867,409	381,480	1,078,239	838,956

Total investment income	7,304,957	5,801,215	19,924,370	17,206,685

EXPENSES
Interest and debt financing expenses	1,869,176	1,611,221	5,466,279	4,342,657
Base management fees	1,087,734	876,345	3,093,399	2,424,167
Professional fees	225,776	312,992	937,083	879,247
Administrator expenses	250,000	250,000	750,000	750,000
Incentive management fees	851,806	(561,539)	2,022,423	219,813
Insurance	83,388	117,955	252,002	357,184
Directors fees and expenses	51,000	35,978	159,761	131,978
General & administrative	176,293	251,058	400,487	440,844
Other expense	—	9,172	—	21,207

Total expenses	4,595,173	2,903,182	13,081,434	9,567,097

NET INVESTMENT INCOME	2,709,784	2,898,033	6,842,936	7,639,588

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	2,761,558	82,882	3,203,399	1,157,824
Net unrealized depreciation on investments	(2,005,072)	(1,713,025)	(1,686,263)	(3,770,968)

Net gain/(loss) on investments	756,486	(1,630,143)	1,517,136	(2,613,144)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,466,270	$1,267,890	$8,360,072	$5,026,444

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.64	$0.26	$1.55	$1.05
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING—BASIC AND DILUTED	5,379,616	4,851,451	5,379,616	4,770,267

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2014

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—181.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,631,710	1.3%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,536	1,347,406	1.2%

		Total Automotive Aftermarket		9,218,384	10,716,964	8.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,468,475	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,425	926,848	0.8%

		Total Building Products		360,325	2,395,323	2.0%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,746,667	5,699,544	5,650,123	4.6%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,903,658	7,490,000	6.1%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,661,668	7,588,434	7,661,669	6.3%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,807,354	5,711,778	5,807,354	4.7%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	375,310	0.3%
Help/Systems Holdings, Inc. (Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,960,000	1,945,399	1,940,400	1.6%
Help/Systems Holdings, Inc. (Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,974,499	1,990,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,212,134	5,259,171	4.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,387,880	9,255,555	9,387,880	7.7%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	100	—	34,373	0.0%

		Total Business Services		44,691,001	45,596,280	37.2%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,622,544	3,581,235	3,443,590	2.8%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,473,654	1.2%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$437,547	425,624	394,352	0.3%

		Total Consumer Products		6,627,782	5,311,596	4.3%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	142,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 8.25% Cash, 1/8/2019	$3,000,000	2,948,818	3,000,000	2.5%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$824,554	821,089	824,554	0.7%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,000,000	0.8%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$14,000,000	13,845,224	14,000,000	11.4%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,870,968	3,839,277	3,870,968	3.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,934,739	5,025,000	4.1%

		Total Consumer Services		27,489,147	27,862,522	22.8%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,954,060	6,954,060	6,470,753	5.3%

		Total Electronics		6,954,060	6,470,753	5.3%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,063,319	5,052,788	5,027,876	4.1%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,517,643	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,799,893	2,799,893	2,794,573	2.3%

		Total Food and Beverage		10,370,324	10,368,570	8.5%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,472,816	5,384,210	5,472,816	4.4%
IDOC, LLC	Healthcare Services	First Lien Term Loan 9.75% Cash, 8/2/2017	$13,644,083	13,659,669	13,644,083	11.1%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	190,500	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,125,576	4,115,580	3.4%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,455,000	4,385,708	4,232,250	3.5%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,343,750	2,325,095	2,320,312	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,455,084	4,369,027	4,455,084	3.6%

		Total Healthcare Services		34,749,285	34,430,625	28.1%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,925,000	5,876,718	5,925,000	4.8%

		Total Manufacturing		5,876,718	5,925,000	4.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% Cash, 5/16/2019	$9,438,047	9,267,197	9,343,666	7.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	394,108	0.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	106,214	0.1%

		Total Media		9,267,197	9,843,988	8.0%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 1/31/2015	$8,859,616	8,859,614	6,020,268	4.9%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d), (g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,020,268	4.9%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,657,971	2,299,254	1,559,269	1.3%

		Total Publishing		2,299,254	1,559,269	1.3%

Censis Technologies, Inc.	Software	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,925,000	11,695,936	11,925,000	9.7%
Censis Technologies, Inc. (g), (h)	Software	Limited Partner Interests	999	999,000	999,000	0.8%
Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	1,602	0.0%
Community Investors, Inc.	Software	First Lien, Last Out Term Loan 11.83% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.8%
Community Investors, Inc. (g)	Software	Preferred Stock	63,463	149,138	79,329	0.1%
Community Investors, Inc. (g)	Software	Preferred Stock—A Shares	135,584	135,584	169,480	0.1%
Finalsite Holdings, Inc.	Software	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,425,157	7,500,000	6.2%
Identity Automation Systems (g)	Software	Common Stock Class A Units	232,616	232,616	358,229	0.3%
Identity Automation Systems	Software	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,500,000	4,456,885	4,500,000	3.7%
Pen-Link, Ltd. (d)	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,302,271	11,500,000	9.5%

		Total Software		48,397,869	49,032,640	40.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,105,441	6,026,036	6,105,441	5.0%

		Total Utilities		6,026,036	6,105,441	5.0%

Sub Total Non-control/Non-affiliated investments				222,452,952	221,740,190	181.3%

Control investments—15.9% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 17.89%, 10/17/2023	$30,000,000	16,384,467	19,433,253	15.9%

Sub Total Control investments				16,384,467	19,433,253	15.9%

TOTAL INVESTMENTS—197.2% (b)				$238,837,419	$241,173,443	197.2%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 8.1% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,315,757 as of November 30, 2014.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 17.89% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gain
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,996,010	$1,150,505	$—	$3,048,786

(g)	Non-income producing at November 30, 2014.
(h)	Includes securities issued by an affiliate of the company.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2014

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—162.1% (b)
PATS Aircraft, LLC	Aerospace	Common Stock	51,813	$89,636	$89,636	0.1%
PATS Aircraft, LLC	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d, g)	Automotive Aftermarket	Common Stock	1,116	1,000,000	1,152,531	1.0%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% (13.50% Cash/2.00% PIK), 9/13/2018	$8,250,000	8,250,000	8,250,000	7.2%
Take 5 Oil Change, L.L.C. (d, g)	Automotive Aftermarket	Common Stock	7,128	712,800	1,217,747	1.1%

		Total Automotive Aftermarket		9,962,800	10,620,278	9.3%

Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting A-1	2,535	220,900	552,351	0.5%
Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting B-1	1,600	139,424	348,624	0.3%

		Total Building Products		360,324	900,975	0.8%

ARSloane Acquistion, LLC	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$997,500	988,200	1,004,981	0.9%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,943,801	6,013,800	5.2%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,882,278	7,525,000	6.5%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,507,024	7,387,970	7,507,024	6.5%
Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,767,983	5,680,703	5,767,983	5.0%
Emily Street Enterprises, L.L.C. (d, g)	Business Services	Warrant Membership Interests	49,318	400,000	601,679	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,990,000	3,954,385	3,960,075	3.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,972,758	2,000,000	1.7%
Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,107,034	6,200,000	5.4%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,987,500	4,941,335	5,018,921	4.4%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,453,145	2,518,750	2.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,261,074	9,115,415	9,075,853	7.9%
Vector Controls Holding Co., LLC (d, g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	136,217	0.1%

		Total Business Services		55,827,024	57,330,283	49.8%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,738,369	3,704,766	3,663,602	3.2%
Targus Holdings, Inc. (d, g)	Consumer Products	Common Stock	62,413	566,765	730,232	0.6%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,387,848	1.2%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$384,577	379,471	336,505	0.3%

		Total Consumer Products		6,705,160	6,118,187	5.3%

Avionte Holdings, LLC	Consumer Services	Common Stock	$100,000	100,000	100,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,940,000	3,000,000	2.6%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,319,891	1,273,596	1,319,891	1.1%
Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$4,580,000	4,501,104	4,580,000	4.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 12/31/2016	$4,274,194	4,236,035	4,247,694	3.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,931,888	5,044,000	4.4%

		Total Consumer Services		17,982,623	18,291,585	15.9%

M/C Acquisition Corp., L.L.C. (d, g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	90,128	0.1%

		Total Education		1,388,491	90,128	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,741,431	5.9%

		Total Electronics		6,901,547	6,741,431	5.9%

USS Parent Holding Corp. (d, g)	Environmental	Non Voting Common Stock	765	133,002	220,992	0.2%
USS Parent Holding Corp. (d, g)	Environmental	Voting Common Stock	17,396	3,025,798	5,027,574	4.4%

		Total Environmental		3,158,800	5,248,566	4.6%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,493,750	2,470,506	2,531,156	2.2%
HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,918,437	4,240,000	3.7%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,101,971	5,082,013	5,127,481	4.5%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,543,154	2,513,130	2,555,870	2.2%
TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,831,271	2,831,462	2.5%

		Total Food and Beverage		16,815,357	17,285,969	15.1%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,509,782	5,405,325	5,509,782	4.8%
Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,373,113	6,273,020	6,373,113	5.6%
Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$500,000	490,224	500,000	0.4%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,488,750	4,406,559	4,488,750	3.9%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,437,500	2,415,591	2,449,688	2.1%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,488,750	4,405,073	4,488,750	3.9%

		Total Healthcare Services		23,395,792	23,810,083	20.7%

McMillin Companies L.L.C. (d, g, h)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	344,355	0.3%

		Total Homebuilding		558,434	344,355	0.3%

Distribution International, Inc.. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,970,000	5,916,094	5,970,000	5.2%

		Total Manufacturing		5,916,094	5,970,000	5.2%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,644,711	5.8%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,644,711	5.8%

Network Communications, Inc. (d, g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,202,168	1,190,888	1.0%

		Total Publishing		2,202,168	1,190,888	1.0%

Community Investors, Inc. (d, g)	Software	Common Stock	1,282	1,282	1,449	0.0%
Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,863,915	6,983,333	6.1%
Community Investors, Inc. (d)	Software	Revolver	$166,667	—	—	0.0%
Community Investors, Inc. (d, g)	Software	Preferred Stock	135,584	135,584	153,210	0.1%
Pen-Link, Ltd.	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,280,887	11,500,000	10.0%

		Total Software		18,281,668	18,637,992	16.2%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,606,457	6,705,441	5.8%

		Total Utilities		6,606,457	6,705,441	5.8%

Sub Total Non-control/Non-affiliated investments				185,266,607	186,275,106	162.1%

Control investments—17.0% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a) (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 15.16%, 10/17/2023	$30,000,000	16,555,808	19,569,596	17.0%

Sub Total Control investments				16,555,808	19,569,596	17.0%

TOTAL INVESTMENTS—179.1% (b)				$201,822,415	$205,844,702	179.1%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 8.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $114,924,018 as of February 28, 2014.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 15.16% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$3,410,868	$1,775,141	$—	$3,013,788

(g)	Non-income producing at February 28, 2014.
(h)	In connection with the restructuring of this investment, the Company agreed to forego the receipt of any interest payments thereon.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended November 30, 2014	For the nine months ended November 30, 2013
INCREASE FROM OPERATIONS:
Net investment income	$6,842,936	$7,639,588
Net realized gain from investments	3,203,399	1,157,824
Net unrealized depreciation on investments	(1,686,263)	(3,770,968)

Net increase in net assets from operations	8,360,072	5,026,444

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(968,333)	(12,534,807)

Net decrease in net assets from shareholder distributions	(968,333)	(12,534,807)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	—	10,027,695

Net increase in net assets from capital share transactions	—	10,027,695

Total increase in net assets	7,391,739	2,519,332
Net assets at beginning of period	114,924,018	108,686,761

Net assets at end of period	$122,315,757	$111,206,093

Net asset value per common share	$22.74	$20.67

Common shares outstanding at end of period	5,379,616	5,379,616
Distribution in excess of net investment income	$(23,752,974)	$(29,418,170)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended November 30, 2014	For the nine months ended November 30, 2013
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,360,072	$5,026,444
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(566,776)	(634,408)
Net accretion of discount on investments	(435,222)	(543,999)
Amortization of deferred debt financing costs	726,579	660,568
Net realized gain from investments	(3,203,399)	(1,157,824)
Net unrealized depreciation on investments	1,686,263	3,770,968
Proceeds from sale and redemption of investments	51,175,739	64,989,332
Purchase of investments	(83,985,346)	(110,122,464)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(7,444,962)	10,487,010
Interest receivable	(599,123)	138,220
Due from manager	—	(4,929)
Management fee receivable	(28,128)	49,171
Other assets	5,878	(16,190)
Receivable from unsettled trades	—	1,817,074
Increase (decrease) in operating liabilities:
Management and incentive fees payable	694,274	(922,261)
Accounts payable and accrued expenses	(274,003)	(53,553)
Interest and debt fees payable	(147,834)	256,537
Due to manager	(60,721)	50,570

NET CASH USED BY OPERATING ACTIVITIES	(34,096,709)	(26,209,734)

Financing activities
Borrowings on debt	47,600,000	8,000,000
Paydowns on debt	(13,700,000)	(24,300,000)
Issuance of notes	—	48,300,000
Debt financing cost	(1,639,800)	(2,579,308)
Payments of cash dividends	(648,144)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,612,056	29,420,692

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,484,653)	3,210,958
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293,898	149,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$809,245	$3,359,983

Supplemental information:
Interest paid during the period	$4,887,477	$3,425,552
Supplemental non-cash information:
Paid-in-kind interest income	$566,776	$634,408
Net accretion of discount on investments	$435,222	$543,999
Amortization of deferred debt financing costs	$726,579	$660,568
Stock dividend distribution	$—	$10,027,695
Cash dividend payable	$—	$2,507,112

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.”.

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

Other Income

Other income includes dividends received, origination fees, structuring fees and advisory fees, and is recorded in income when earned.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2014, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2014 and February 28, 2014, there were no uncertain tax positions.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$24,523	$24,523
First lien term loans	—	—	120,627	120,627
Second lien term loans	—	—	36,601	36,601
Senior secured notes	—	—	24,791	24,791
Unsecured notes	—	—	5,973	5,973
Structured finance securities	—	—	19,433	19,433
Equity interest	—	—	9,225	9,225

Total	$—	$—	$241,173	$241,173

The following table presents fair value measurements of investments, by major class, as of February 28, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$32,390	$32,390
First lien term loans	—	—	80,246	80,246
Second lien term loans	—	—	27,804	27,804
Senior secured notes	—	—	30,032	30,032
Unsecured notes	—	—	5,471	5,471
Structured finance securities	—	—	19,570	19,570
Equity interest	—	—	10,332	10,332

Total	$—	$—	$205,845	$205,845

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2014 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$80,246	$27,804	$30,032	$5,471	$19,570	$10,332	$205,845
Net unrealized gains (losses)	(485)	92	(379)	(796)	355	35	(508)	(1,686)
Purchases and other adjustments to cost	44	62,812	18,630	91	147	—	3,263	84,987
Sales and redemptions	(7,462)	(23,027)	(9,500)	(4,788)	—	(172)	(6,227)	(51,176)
Net realized gains from investments	36	504	46	252	—	—	2,365	3,203

Balance as of November 30, 2014	$24,523	$120,627	$36,601	$24,791	$5,973	$19,433	$9,225	$241,173

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2013 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Senior secured notes	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2013	$—	$83,792	$9,571	$23,305	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	396	(452)	120	(23)	339	(4,109)	(42)	(3,771)
Purchases and other adjustments to cost	37,031	38,305	20,693	14,366	166	—	740	111,301
Sales and redemptions	(46)	(51,667)	(3,031)	(7,728)	—	(2,389)	(128)	(64,989)
Net realized gains from investments	—	659	371	—	—	—	128	1,158

Balance as of November 30, 2013	$37,381	$70,637	$27,724	$29,920	$5,379	$19,019	$8,719	$198,779

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) for the nine months ended November 30, 2014 and 2013, on investments held as of November 30, 2014 and 2013, was $573,734 and $(3,890,205), respectively, and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Syndicated loans	$24,523	Market Comparables	Third-Party Bid	95.0 - 100.0	98.6%
First lien term loans	120,627	Market Comparables	Market Yield (%)	5.5% - 15.6%	10.9%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	83.7 - 100.0	92.3%
Second lien term loans	36,601	Market Comparables	Market Yield (%)	9.8% - 16.7%	12.3%
			Third-Party Bid	99.5 — 100.5	100.2%
Senior secured notes	24,791	Market Comparables	Market Yield (%)	11.0% - 12.0%	11.5%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	107.0	107.0%
Unsecured notes	5,973	Market Comparables	Market Yield (%)	13.2% - 21.2%	17.0%
Structured finance securities	19,433	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Equity interests	9,225	Market Comparables	EBITDA Multiples (x)	2.2x — 11.1x	7.1x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yield
Syndicated loans	$32,390	Market Comparables	Third-Party Bid	99.5 - 100.6	100.1%
First lien term loans	80,246	Market Comparables	Market Yield (%)	5.1% - 15.5%	10.4%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid	83.3 - 101.5	97.0%
Second lien term loans	27,804	Market Comparables	Market Yield (%)	9.6% - 12.5%	11.7%
			Third-Party Bid	100.0 — 101.8	101.1%
Senior secured notes	30,032	Market Comparables	Market Yield (%)	11.0% - 42.5%	12.4%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid	106.0 - 107.5	107.0%
Unsecured notes	5,471	Market Comparables	Market Yield (%)	12.8% - 20.3%	16.5%
Structured finance securities	19,570	Discounted Cash Flow	Discount Rate (%)	9.0%	9.0%
Equity interests	10,332	Market Comparables	EBITDA Multiples (x)	6.3x — 12.0x	7.8x

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

The composition of the Company’s investments as of November 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$24,602	10.3%	$24,523	10.2%
First lien term loans	121,024	50.7	120,627	50.0
Second lien term loans	36,716	15.4	36,601	15.2
Senior secured notes	26,859	11.2	24,791	10.3
Unsecured notes	7,297	3.0	5,973	2.5
Structured finance securities	16,384	6.9	19,433	8.0
Equity interest	5,955	2.5	9,225	3.8

Total	$238,837	100.0%	$241,173	100.0%

The composition of the Company’s investments as of February 28, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$31,983	15.8%	$32,390	15.7%
First lien term loans	80,734	40.0	80,246	39.0
Second lien term loans	27,540	13.6	27,804	13.5
Senior secured notes	31,304	15.6	30,032	14.6
Unsecured notes	7,149	3.5	5,471	2.7
Structured finance securities	16,556	8.2	19,570	9.5
Equity interest	6,556	3.3	10,332	5.0

Total	$201,822	100.0%	$205,845	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2014. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

The Company and SBIC are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC’s status as investment companies during the quarterly period ended November 30, 2014.

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended November 30, 2014 and November 30, 2013, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.7 million and $0.6 million in interest income, respectively, from Saratoga CLO. For the nine months ended November 30, 2014 and November 30, 2013, we accrued $1.2 million and $1.4 million in management fee income, respectively, and $2.0 million and $2.8 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At November 30, 2014, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $19.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2014, Saratoga CLO had investments with a principal balance of $302.6 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2014, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $23.7 million, which had a present value of approximately $19.8 million, using a 10.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of November 30, 2014 and February 28, 2014, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the three and nine months ended November 30, 2014 and November 30, 2013.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	November 30, 2014	February 28, 2014
	(unaudited)
ASSETS
Investments
Fair value loans (amortized cost of $300,731,616 and $299,137,566, respectively)	$297,038,596	$300,491,077

Total investments at fair value (amortized cost of $300,731,616 and $299,137,566, respectively)	297,038,596	300,491,077
Cash and cash equivalents	1,942,404	8,018,933
Receivable from open trades	6,091,525	1,801,266
Interest receivable	1,437,136	1,450,952
Deferred debt financing costs, net	1,997,854	2,166,633
Other assets	91,335	91,336

Total assets	$308,598,850	$314,020,197

LIABILITIES
Interest payable	$666,488	$622,476
Payable from open trades	8,536,209	9,445,000
Accrued base management fee	89,117	75,053
Accrued subordinated management fee	89,117	75,053
Class X Notes - SIC CLO 2013-1, Ltd.	—	1,666,666
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,539,214)	(1,671,864)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(159,550)	(173,300)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(1,036,437)	(1,125,757)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(645,291)	(700,902)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(837,638)	(909,825)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,579,190)	(1,715,285)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(574,380)	(623,880)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$315,409,231	$317,363,435

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain/(loss)	(3,343,489)	838,567
Net loss	(3,467,142)	(4,182,055)

Total net assets	(6,810,381)	(3,343,238)

Total liabilities and net assets	$308,598,850	$314,020,197

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2014	2013	2014	2013
INVESTMENT INCOME
Interest from investments	$3,353,937	$3,552,429	$9,834,775	$12,160,257
Interest from cash and cash equivalents	344	2,030	1,182	6,481
Other income	55,362	214,092	196,292	891,358

Total investment income	3,409,643	3,768,551	10,032,249	13,058,096

EXPENSES
Interest expense	2,831,770	6,906,431	6,955,909	9,944,427
Professional fees	43,547	62,452	137,907	387,380
Miscellaneous fee expense	6,734	4,198	33,130	164,989
Base management fee	191,505	134,244	575,252	330,012
Subordinated management fee	191,505	286,953	575,252	1,070,026
Trustee expenses	36,314	21,012	90,242	69,383
Amortization expense	237,966	3,692,220	717,892	4,201,074

Total expenses	3,539,341	11,107,510	9,085,584	16,167,291

NET INVESTMENT INCOME (LOSS)	(129,698)	(7,338,959)	946,665	(3,109,195)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) on investments	104,158	(9,292,595)	632,728	(8,840,995)
Net unrealized appreciation/(depreciation) on investments	(2,167,924)	10,367,981	(5,046,535)	6,868,170

Net gain/(loss) on investments	(2,063,766)	1,075,386	(4,413,807)	(1,972,825)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,193,464)	$(6,263,573)	$(3,467,142)	$(5,082,020)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

November 30, 2014

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	5/28/2021	$498,750	$494,092	$492,206
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	8/13/2021	2,000,000	1,985,464	2,005,320
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	12/20/2018	3,260,898	3,260,898	3,228,289
Advantage Sales & Marketing Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	7/25/2021	64,516	64,536	63,847
Advantage Sales & Marketing Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	1,935,484	1,934,254	1,915,432
AECOM Technology Corporation	Business Equipment and Services	Term Loan B	Loan	3.75%	10/15/2021	319,903	318,328	320,303
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	5.50%	2/24/2021	997,500	997,500	997,500
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	4/16/2021	500,000	497,853	501,250
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	410,000	407,969	409,827
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	3,000,000	2,981,665	2,998,740
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,944,987	1,944,987	1,938,296
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	497,738	497,738	496,806
Anchor Glass	Containers/Glass Products	Term Loan	Loan	3.25%	5/16/2021	2,000,000	1,995,153	1,986,500
Applied Systems, Inc.	Business Equipment and Services	Initial Term Loan (First Lien)	Loan	4.25%	1/25/2021	496,250	495,146	493,521
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,180	78,494
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,576
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	3,190,505	3,190,505	3,145,965
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	496,250	495,221	496,126
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	5,452,971	5,408,975	5,427,069
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.40%	2/28/2017	914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/26/2017	4,319,115	4,308,260	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.00%	3/20/2020	1,950,000	1,947,791	1,945,125
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	478,767	476,432	476,972
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	494,899	494,382	491,805
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	4.50%	8/19/2021	982,343	977,524	984,494
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	497,500	495,181	492,938
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,814,499	1,801,846	1,786,465
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	2,985,000	3,004,996	2,880,525
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,840,718	1,840,718	1,836,116
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	1,493,737	1,492,618	1,482,953
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	750,056	746,509
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	1,494,994	1,482,074	1,477,143
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	1,943,837	1,959,132	1,846,645
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	1,995,000	1,985,325	1,985,025
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	997,500	987,910	998,747
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	6.25%	3/1/2017	997,500	991,102	915,206
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	1,965,034	1,970,857	1,969,947
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,084,879	2,089,597	2,079,021
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	3.50%	9/15/2021	498,750	496,327	498,660
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,159,974	2,187,537	2,159,585
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	2,738,750	2,769,924	2,737,901
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,662,486	2,653,171	2,624,226
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,100,591	1,074,787	1,098,390
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	2,933,441	2,849,143	2,936,492
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	633,604	628,590	632,020
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	1,000,000	996,338	995,000
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	500,000	496,250	498,125
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.25%	3/28/2019	330,833	329,802	329,732
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	4/7/2021	3,604,388	3,604,388	3,562,324
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	744,375	743,561	716,461
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	2,441,744	2,439,592	2,431,074
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan (First Lien)	Loan	6.00%	11/18/2021	1,500,000	1,485,000	1,492,500
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	783,162	729,780	732,257
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	781,646	734,775	763,410
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	482,438	478,143	474,599
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	6/18/2021	500,000	498,799	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	498,750	496,393	495,842
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,468,917	3,443,130	3,418,930
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.50%	2/26/2021	477,011	475,946	471,645
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	2,977,481	2,964,580	2,979,595
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	500,000	497,709	498,125
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	1,000,000	995,106	986,750
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	1,981,211	1,982,485	1,812,808
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	4/30/2021	250,000	247,654	247,500
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	498,750	496,400	497,089
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	997,500	992,639	999,994
DPX Holdings B.V.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	2,992,500	2,985,464	2,920,889
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	1,493,737	1,499,009	1,476,933
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/7/2021	3,942,384	3,933,806	3,870,593
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.25%	6/1/2016	3,905,338	3,818,145	1,732,994
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/8/2019	990,000	985,855	990,000
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	500,000	497,576	495,940
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	500,000	497,511	491,875
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	997,500	979,024	1,004,981
Enviromental Resources Management	Business Equipment and Services	Term Loan	Loan	5.00%	5/16/2021	1,000,000	990,000	995,830
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	977,550	975,180	974,500
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,992,500	1,986,969	1,980,047
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	2,992,500	2,978,941	2,983,612
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.15%	3/24/2017	2,790,451	2,724,831	2,749,766
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.15%	3/23/2018	2,111,028	2,018,373	2,098,362
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	1,496,250	1,485,504	1,470,694
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	1,987,481	1,987,131	1,848,775
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/29/2020	495,000	495,000	490,877
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	201,667	200,778	198,894
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	788,333	784,955	777,494
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	2,482,481	2,473,377	2,379,036
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/2/2021	500,000	495,000	494,500
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	821,138	807,233	799,239
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,728,130	4,712,615	4,606,003
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/26/2020	2,763,065	2,754,287	2,738,888
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,953,800	4,011,240
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,473,750	3,457,879	3,404,275
GTCR Valor Companies, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.00%	6/1/2021	2,000,000	1,960,000	1,947,500
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	490,625	488,469	491,699
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,677,343	5,404,594	5,652,533
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	2,947,500	2,985,385	2,909,418
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	1,995,000	1,976,131	1,987,519
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.15%	8/1/2017	2,187,500	2,183,274	2,168,359
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	3,880,270	3,859,264	3,841,468
Husky Injection	Business Equipment and Services	Term Loan B	Loan	4.25%	6/30/2021	498,099	495,778	491,125
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	470,660	468,542	471,366
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/30/2020	2,216,721	2,198,833	2,181,896
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	967,638	967,638	917,843
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	498,788	497,541	495,985
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	2,483,869	2,457,922	2,470,407
Koosharem, LLC	Business Equipment and Services	Term Loan	Loan	7.50%	4/29/2020	997,500	990,756	982,537
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	461,938	460,169	459,281
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	500,000	496,286	501,095
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	8/2/2021	500,000	497,582	496,875
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	492,500	492,500	487,851
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	3.75%	1/28/2020	1,496,250	1,489,059	1,489,307
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,500	2,365,852
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	172,170	172,170	170,591
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	25,316	25,316	25,356
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	224,683	223,579	225,034
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	1,496,250	1,482,301	1,498,120
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	214,164	213,211	214,164
MPH Acquisition Holdings LLC	Health Insurance	Term Loan	Loan	4.00%	3/31/2021	463,636	462,528	455,773
MSC Software Corp.	Business Equipment and Services	Term Loan	Loan	4.00%	5/29/2020	997,500	988,304	996,253
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,057,633	1,038,457
National Veterinary Associates, Inc	Healthcare	Term Loan B	Loan	4.75%	8/14/2021	1,000,000	995,200	998,750
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	250,000	249,723	232,500
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,214,135	2,198,769
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	997,500	995,116	986,278
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,820,028	4,831,154	4,807,978
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	487,500	487,500	468,000
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	3,871,050	3,850,443	3,822,662
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	800,222	800,222	791,971
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	136,022	134,681	135,938
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	6.00%	9/30/2019	979,576	975,079	969,781
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,108	1,298,250
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	4,226,014	4,209,392	4,226,902
OnexYork Acquisition Co	Healthcare	Delayed Draw Term Loan	Loan	5.00%	6/7/2019	—	—	—
OnexYork Acquisition Co	Healthcare	Term Loan B	Loan	5.00%	6/7/2019	451,220	447,878	448,719
OpenLink International LLC	Business Equipment and Services	Term B Loan	Loan	6.25%	10/27/2017	972,500	972,500	967,638
Orbitz Worldwide, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	4.50%	4/15/2021	1,498,750	1,496,379	1,492,006
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	1,451,689	1,444,063	1,409,953
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	992,500	987,689	977,613
Paragon Offshore Finance	Oil & Gas	Term Loan B	Loan	3.75%	7/18/2021	750,000	746,250	638,123
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,473,214	1,472,253	1,465,229
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/9/2020	1,000,000	990,357	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,945,350	1,921,827	1,939,105
Phillips-Medisize Corporation	Healthcare	Term Loan	Loan	4.75%	6/16/2021	498,750	496,414	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	2,581,332	2,576,266	2,541,399
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	1,492,500	1,485,577	1,485,038
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	496,250	493,975	496,870
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	390,152	385,864	390,152
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	1,972,222	1,968,727	1,982,083
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	494,962	494,962	496,407
QoL Meds, LLC	Healthcare	Term Loan B	Loan	5.50%	7/15/2020	2,000,000	1,990,530	1,990,000
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,672,340	3,642,784	3,652,840
Ranpak Holdings, Inc.	Business Equipment and Services	Term Loan	Loan	4.75%	10/1/2021	1,000,000	997,539	996,250
Ranpak Holdings, Inc.	Business Equipment and Services	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	500,000	497,617	499,585
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	496,250	493,090	495,009
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	1,650,968	1,652,341	1,637,893
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	1,965,150	1,965,150	1,955,501
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,916,674	1,897,240	1,916,674
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,496,250	1,489,116	1,471,472
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,220,614	5,199,989	5,198,844
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	995,000	990,400	965,150
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	1,000,000	990,176	983,630
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,198	458,758
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	1,000,000	917,500	870,710
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	1,513,266	1,513,266	1,513,266
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.75%	5/9/2017	1,930,054	1,925,009	1,886,628
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.40%	1/31/2017	2,000,000	1,980,986	1,984,500
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	1,000,000	997,512	996,880
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	770,792	759,038	770,314
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	888,561	879,534	882,786
SourceHOV LLC	Business Equipment and Services	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	2,000,000	1,940,000	1,939,160
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	497,500	496,388	483,998
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	5.25%	4/10/2020	3,029,045	3,018,608	2,964,678
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	50,646	50,211	50,773
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	489,581	485,413	490,804
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	995,000	985,894	990,025
STHI Holding	Healthcare	Term Loan	Loan	4.50%	8/6/2021	1,000,000	1,000,000	996,670
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	285,352	282,854	284,639
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	3,707,953	3,614,501	3,694,975
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	246,572	239,414	199,518
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	475,914	470,915
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,462,809	1,454,095	1,455,948
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	981,136	976,588	979,910
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	500,000	496,450	502,345
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,859,419	4,869,067	4,814,858
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	500,000	495,011	501,095
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	497,500	496,320	492,649
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,894,387	1,882,264
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	488,806	480,655	478,214
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	997,500	999,865	1,003,734
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	158,925	157,926	157,932
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	933,452	928,045	927,618
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,437,937	2,413,454	2,436,425
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,854,959	3,854,719	3,810,781
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,955,169	2,938,967	2,924,701
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,545,588	2,537,039	2,528,813
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	3.50%	9/6/2019	1,264,058	1,259,400	1,261,530
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,881,003	2,881,003	2,869,594
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	498,750	496,358	495,947
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,832,876	1,853,317	1,803,092
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	675,340	669,494	670,768
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,571,560	2,608,260	2,540,212

							$300,731,616	$297,038,596

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2014

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,960,187	$1,948,853	$1,969,969
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/2/2018	4,162,740	4,101,035	4,177,310
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	3,473,750	3,470,186	3,482,434
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (First Lien)	Loan	5.50%	2/24/2021	1,000,000	990,000	990,000
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (Second Lien)	Loan	9.50%	8/24/2021	500,000	492,500	492,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	3,208,854	3,194,690	3,223,550
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	500,000	497,500	503,125
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,960,000	1,930,566	1,968,173
Applied Systems, Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	12/8/2016	500,000	498,750	498,750
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	79,206
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,971
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.25%	7/26/2016	3,206,537	3,206,537	3,207,307
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	1,000,000	995,109	1,002,500
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	500,000	498,797	502,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	5,508,783	5,462,695	5,516,660
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.66%	2/28/2017	980,651	979,812	970,845
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,791,778	3,791,778	3,805,997
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	4,875,000	4,861,403	4,875,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,355,941	1,329,859	1,362,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	498,725	498,126	500,715
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,250	1,495,500
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,022,866	2,999,250
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,970,137	1,970,137	1,972,797
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	500,000	497,592	502,750
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,080	756,647
Brickman Group Ltd. LLC, The	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	250,000	248,750	250,937
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.75%	3/16/2017	1,959,839	1,976,826	1,967,188
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,660,377	2,653,889	2,675,675
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	5.50%	3/18/2019	2,739,013	2,692,934	2,745,861
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	990,000	990,000	999,900
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,137,369	2,141,920	2,142,712
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,658,626	2,637,550	2,618,899
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,145,521	3,138,959	3,141,589
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,176,323	2,201,894	2,192,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,682,707	2,672,727	2,666,369
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,108,908	1,082,718	1,113,987
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2017	2,955,608	2,862,024	2,980,228
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	825,121	820,892	825,121
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	491,250	489,468	492,788
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	4,622,500	4,611,092	4,622,500
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	750,000	749,094	748,312
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.25%	1/31/2019	2,460,196	2,441,025	2,460,316
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	787,658	738,102	734,491
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,162	732,061	657,856
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	500,000	495,000	502,815
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,909,320	3,909,320	3,927,655
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,831,595	3,792,824	3,735,805
DealerTrack Technologies, Inc.	Computers & Electronics	Term Loan	Loan	3.50%	2/28/2021	500,000	498,750	498,750
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,995,000	1,982,818	1,988,935
Delos Finance	Leasing	Loan	Loan	3.50%	2/26/2021	500,000	497,500	497,500
Deluxe Entertainment Services Group Inc.	Media	Initial Term Loan	Loan	6.50%	2/28/2020	1,000,000	1,000,000	1,000,000
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	248,125	248,125	247,815
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	500,000	499,397	502,500
Dunkin’ Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/14/2020	3,956,731	3,946,925	3,936,948
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	486,442	482,619	488,573
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	3,882,152	3,746,734	3,544,405
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	997,500	992,713	1,003,734
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	997,599	998,750
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	492,516	488,615	493,900
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,000,000	995,084	1,002,500
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,220,981	2,187,068	2,202,747
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,307,032	1,270,847	1,296,301
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.20%	3/24/2017	2,111,028	2,010,799	2,109,276
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	2,290,451	2,231,370	2,292,741
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	997,500	995,122	1,006,438
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	498,750	498,750	498,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	203,194	202,218	203,363
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	794,306	790,489	794,965
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,496,250	1,485,394	1,489,337
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	868,414	852,908	868,258
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,740,112	4,722,664	4,725,892
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	1,920,175	1,915,905	1,900,014
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,941,039	4,037,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,500,000	3,482,803	3,489,080
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/4/2019	500,000	497,500	500,780
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,720,353	5,390,148	5,713,947
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	2,970,000	3,005,791	2,973,683
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	2,312,500	2,307,973	2,313,425
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	3,470,285	3,460,723	3,262,068
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	3,920,000	3,892,467	3,919,020
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,515	502,815
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	1,776,183	1,758,861	1,772,488
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	491,105
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/7/2018	972,500	972,500	972,656
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,564,311	2,554,534	2,568,054
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	490,057	475,404	492,508
La Quinta Intermediate Holdings L.L.C	Gaming and Hotels	Initial Term Loan	Loan	4.00%	2/19/2021	500,000	500,000	500,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	496,250	496,250	497,302
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.75%	2/19/2020	498,750	498,750	499,373
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,463	2,398,482
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	250,000	248,753	252,083
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,054,177	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,416	2,215,385
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,857,520	4,868,347	4,873,452
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,833	490,833	493,597
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/1/2018	3,900,525	3,875,534	3,872,168
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	809,163	809,163	799,558
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	142,422	140,466	143,846
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,125	1,312,190
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	4,531,159	4,511,264	4,582,135
OpenLink International, Inc.	Computers & Electronics	Replacement Term Loan	Loan	6.25%	10/30/2017	980,000	980,000	980,000
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.50%	6/22/2019	1,496,212	1,488,641	1,509,675
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	1,000,000	995,186	1,008,750
Patheon Inc.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,500	2,990,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,484,694	1,483,250	1,489,103
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,960,200	1,936,226	1,967,845
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	4,962,500	4,951,514	4,942,352
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	500,000	497,500	501,875
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,195	437,022
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,945,655	1,934,699	1,955,383
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	498,741	498,741	500,486
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,646,328	3,685,186
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	500,000	496,369	502,915
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	4/1/2018	1,663,476	1,663,476	1,667,035
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	9/28/2018	1,980,000	1,980,000	1,993,365
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,960,025	1,934,083	1,960,515
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	1,562,552	1,552,098	1,562,552
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,344,450	1,339,560	1,341,088
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,308,218	5,283,397	5,339,165
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,831	460,354
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/12/2019	1,524,730	1,524,730	1,529,106
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	5.75%	5/9/2017	1,945,013	1,939,821	1,957,987
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	2,822,729	2,830,165	2,825,552
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	3,880,675	3,863,008	3,800,655
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	807,059	795,976	815,130
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	928,389	917,174	934,191
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,758	499,730
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	3,268,571	3,184,532	3,276,743
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	3,304,614	3,278,551	3,304,614
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	64,638	64,070	64,839
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	624,838	619,344	626,782
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	1,367,311	1,359,200	1,367,311
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	304,311	302,167	305,452
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	4,221,845	4,096,936	4,238,944
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	264,330	257,131	196,762
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,371	480,911
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,473,863	1,464,165	1,473,406
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,387,500	4,373,856	4,387,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	6.50%	12/3/2015	3,800,160	3,788,706	3,762,159
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	2,356,680	2,360,795	2,361,982
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,896,514	4,904,843	4,914,876
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,432	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	492,528	484,755	493,513
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	160,148	159,235	160,348
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	122,494	122,109	122,648
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	818,172	813,513	819,195
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.00%	7/23/2020	1,950,200	1,941,292	1,954,256
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.38%	11/13/2016	2,805,278	2,766,405	2,777,225
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,456,500	2,429,626	2,470,821
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,884,944	3,884,238	3,859,225
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,977,500	2,959,200	2,984,467
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	1,000,000	974,618	1,002,500
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,947,688	2,936,432	2,955,528
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	1,900,800	1,892,737	1,904,602
Verint Systems Inc.	Business Equipment and Services	Tranche B Incremental Term Loan	Loan	3.50%	9/6/2019	1,000,000	997,521	1,000,000
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,899,621	2,899,621	2,909,770
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,607,008
W.R. Grace & Co.-CONN	Chemicals/Plastics	Delayed Draw Term Loan	Loan	0.00%	2/3/2021	—	(328)	—
W.R. Grace & Co.-CONN	Chemicals/Plastics	U.S. Term Loan	Loan	3.00%	2/3/2021	368,421	367,502	367,828
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,980,000	2,004,187	1,965,150
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	680,469	674,563	679,197
Wesco Aircraft Hardware Corp.	Aerospace and Defense	Tranche B Term Loan	Loan	4.75%	2/28/2021	500,000	498,750	498,750
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,976,179	2,909,666

							$299,137,566	$300,491,077

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

For the three months ended November 30, 2014 and 2013, we incurred $1.1 million and $0.9 million in base management fees, respectively. For the three months ended November 30, 2014 and 2013, we accrued $0.7 million and $0.2 million in incentive fees related to pre-incentive fee net investment income. For the three months ended November 30, 2014, we accrued $0.1 million in incentive fees related to capital gains. For the three months ended November 30, 2013, there was a reduction of $0.8 million in incentive management fees related to capital gains. For the nine months ended November 30, 2014 and 2013, we incurred $3.1 million and $2.4 million in base management fees, respectively. For the nine months ended November 30, 2014 and 2013, we accrued $1.6 million and $1.0 million in incentive fees related to pre-incentive fee net investment income. For the nine months ended November 30, 2014, we accrued $0.4 million in incentive management fees related to capital gains. For the nine months ended November 30, 2013, there was a reduction of $0.8 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2014, the base management fees accrual was $1.1 million, and the incentive fees accrual was $3.5 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2014, the base management fees accrual was $0.9 million and the incentive fees accrual was $3.0 million and is included in management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2014 and 2013, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. For the nine months ended November 30, 2014 and 2013, we recognized $0.8 million and $0.8 million in administrator expenses for the periods, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses, respectively. As of November 30, 2014 and February 28, 2014, $0.3 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the “Credit Facility”) with Madison Capital Funding LLC to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Credit Facility to secure our obligations thereunder.

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

As of November 30, 2014 and February 28, 2014, there was $4.9 million and $0.0 million outstanding under the Credit Facility, respectively, and the Company was in compliance with all of the limitations and requirements of the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. $2.7 million of financing costs related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2014 and 2013, we recorded $0.2 million and $0.1 million of interest expense related to the Credit Facility, respectively. For the three months ended November 30, 2014 and 2013, we recorded $0.03 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility, respectively. The interest rates during the three and nine months ended November 30, 2014 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. The interest rates during the three and nine months ended November 30, 2013 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. For the nine months ended November 30, 2014 and 2013, we recorded $0.6 million and $0.8 million of interest expense related to the Credit Facility, respectively. For the nine months ended November 30, 2014 and 2013, we recorded $0.2 million and $0.3 million of amortization of deferred financing costs related to the Credit Facility, respectively.

The Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Credit Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 1.25%, plus an applicable margin of 4.75%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 2.25%, and the applicable margin over such alternative base rate is 3.75%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year on the unused amount of the Credit Facility for the duration of the Revolving Period.

Our borrowing base under the Credit Facility was $37.1 million subject to the Credit Facility cap of $45.0 million at November 30, 2014 For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2014 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2014. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2014, we have funded SBIC LP with $59.3 million of equity capital, and have $79.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ‘‘smaller’’ concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

As of November 30, 2014 and February 28, 2014, there was $79.0 million and $50.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $2.7 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended November 30, 2014 and 2013, the Company recorded $0.6 million and $0.3 million, respectively, of interest expense related to the SBA debentures. For the nine months ended November 30, 2014 and 2013, the Company recorded $1.4 million and $0.9 million, respectively, of interest expense related to the SBA debentures. For the three months ended November 30, 2014 and 2013, the Company recorded $0.1 million and $0.05 million, respectively, of amortization of deferred financing costs related to the SBA debentures. For the nine months ended November 30, 2014 and 2013, the Company recorded $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the SBA debentures. The weighted average interest rate during the nine months ended November 30, 2014 and 2013 on the outstanding borrowings of the SBA debentures was 3.16% and 2.99%, respectively.

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

As of November 30, 2014, the carrying amount and fair value of the Notes was $48.3 million and $49.5 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of November 30, 2014, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the three months ended November 30, 2014 and 2013, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.09 million, respectively, of amortization of deferred financing costs related to the Notes. For the nine months ended November 30, 2014 and 2013, we recorded $2.7 million and $2.0 million, respectively, of interest expense and $0.3 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes.

Note 7. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$132,200	$—	$—	$—	$132,200

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $12.8 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2014 and 2013, we accrued $0.05 million and $0.04 million for directors’ fees expense, respectively. For the nine months ended November 30, 2014 and 2013, we accrued $0.2 million and $0.1 million for directors’ fees expense, respectively. As of November 30, 2014 and February 28, 2014, $0.04 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2014, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company declared a dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of November 30, 2014, the Company had not purchased any shares of common stock pursuant to this repurchase plan.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended November 30, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and diluted	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net increase in net assets from operations	$3,466	$1,268	$8,360	$5,026
Weighted average common shares outstanding	5,379,616	4,851,451	5,379,616	4,770,267
Earnings per common share-basic and diluted	$0.64	$0.26	$1.55	$1.05

Note 11. Dividend

On September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP.

On September 24, 2014, the Company declared a dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

On October 30, 2013, the Company declared a dividend of $2.65 per share payable on December 27, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. This dividend was declared in reliance on certain private letter rulings issued by the IRS concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2014 and 2013:

	For the nine months ended
	November 30, 2014	November 30, 2013
Per share data:
Net asset value at beginning of period	$21.36	$22.98
Net investment income(1)	1.27	1.60
Net realized and unrealized gains and (losses) on investments and derivatives	0.29	(0.55)

Net increase in net assets from operations	1.56	1.05
Distributions declared from net investment income	(0.18)	(2.65)
Other (2)	—	(0.71)

Net asset value at end of period	$22.74	$20.67
Net assets at end of period	$122,315,757	$111,206,093
Shares outstanding at end of period	5,379,616	5,379,616
Per share market value at end of period	$15.18	$15.64
Total return based on market value(3)	(3.55)%	7.66%
Total return based on net asset value(4)	7.35%	5.40%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(5)	7.67%	9.12%
Ratio of operating expenses to average net assets(5)	6.27%	5.97%
Ratio of incentive management fees to average net assets(5)	2.27%	0.26%
Ratio of debt related expenses to average net assets(5)	6.13%	5.18%
Ratio of total expenses to average net assets(5)	14.66%	11.42%
Portfolio turnover rate(6)	22.59%	36.80%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Represents the dilutive effect of issuing common stock below net asset value per share during the period.
(3)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(4)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(5)	Ratios are annualized.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no further subsequent events that occurred during such period that would require disclosure in this

Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the quarter ended November 30, 2014.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At November 30, 2014		At February 28, 2014
	($ in millions)
Number of investments(1)	60		59
Number of portfolio companies(1)	36		37
Average investment size(1)	$3.7		$3.2
Weighted average maturity(1)	3.8	yrs	4.3	yrs
Number of industries(1)	15		16
Average investment per portfolio company(1)	$6.2		$5.0
Non-performing or delinquent investments(1)	$6.0		$0.3
Fixed rate debt (% of interest bearing portfolio)(2)	$86.7(40.8)%		$70.6(40.1)%
Weighted average current coupon(2)	11.3%		12.5%
Floating rate debt (% of interest bearing portfolio)(2)	$125.8(59.2)%		$105.4(59.9)%
Weighted average current spread over LIBOR(2)	8.7%		7.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended November 30, 2014, we made $30.6 million investments in new or existing portfolio companies and had $26.8 million in aggregate amount of exits and repayments resulting in net investments of $3.8 million for the period. During the three months ended November 30, 2013, we made $22.3 million investments in the new or existing portfolio companies and had $9.9 million in aggregate amount of exits and repayments resulting in net investments of $12.4 million for the period.

During the nine months ended November 30, 2014, we made $84.0 million investments in new or existing portfolio companies and had $51.2 million in aggregate amount of exits and repayments resulting in net investments of $32.8 million for the period. During the nine months ended November 30, 2013, we made $110.1 million investments in new or existing portfolio companies and had $65.0 million in aggregate amount of exits and repayments resulting in net investments of $45.1 million for the period.

Our portfolio composition based on fair value at November 30, 2014 and February 28, 2014 was as follows:

Portfolio composition

	At November 30, 2014		At February 28, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	10.2%	6.4%	15.7%	6.2%
First lien term loans	50.0	11.3	39.0	10.7
Second lien term loans	15.2	11.3	13.5	11.1
Senior secured notes	10.3	8.8	14.6	13.8
Unsecured notes	2.5	14.2	2.7	15.2
Saratoga CLO subordinated notes	8.0	27.6	9.5	18.6
Equity interests	3.8	N/A	5.0	N/A

Total	100.0%	11.9%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2014 and February 28, 2014, was composed of $302.6 million and $301.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 Ltd. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2014, $289.3 million or 97.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default. At February 28, 2014, $298.9 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and no Saratoga CLO portfolio investments were in default.

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

The CMR distribution of our investments at November 30, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At November 30, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$196,496	81.5%	$159,207	77.4%
Yellow	8,339	3.4	8,466	4.1
Red	7,680	3.2	8,270	4.0
N/A(1)	28,658	11.9	29,902	14.5

Total	$241,173	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2014 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At November 30, 2014		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$281,295	94.7%	$284,796	94.8%
Yellow	7,982	2.7	14,106	4.7
Red	7,762	2.6	1,589	0.5

Total	$297,039	100.0%	$300,491	100.0%

Portfolio composition by industry grouping at fair value

The following table shows the portfolio composition by industry grouping at fair value at November 30, 2014 and February 28, 2014:

	At November 30, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Software	$49,033	20.3%	$21,738	10.5%
Business Services	45,596	18.9	57,330	27.9
Healthcare Services	34,431	14.3	23,810	11.6
Consumer Services	27,862	11.6	21,897	10.6
Structured Finance Securities(1)	19,433	8.1	19,570	9.5
Automotive Aftermarket	10,717	4.4	10,621	5.2
Food and Beverage	10,369	4.3	17,286	8.4
Media	9,844	4.1	—	—
Electronics	6,471	2.7	6,741	3.3
Utilities	6,105	2.5	—	—
Metals	6,020	2.5	6,645	3.2
Manufacturing	5,925	2.5	5,970	2.9
Consumer Products	5,312	2.2	6,118	3.0
Building Products	2,395	1.0	901	0.4
Publishing	1,559	0.6	1,191	0.6
Education	101	0.0	90	0.0
Environmental	—	—	5,249	2.5
Homebuilding	—	—	344	0.2
Aerospace	—	—	344	0.2

Total	$241,173	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows the portfolio composition by industry grouping of Saratoga CLO at fair value at November 30, 2014 and February 28, 2014:

	At November 30, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Equipment and Services	$37,967	12.8%	$28,386	9.4%
Healthcare	37,054	12.5	37,896	12.6
Chemicals/Plastics	27,244	9.2	26,345	8.8
Retailers (Except Food and Drugs)	20,008	6.7	15,314	5.1
Conglomerate	19,939	6.7	24,285	8.1
Industrial Equipment	15,374	5.2	24,143	8.0
Electronics/Electric	12,863	4.3	11,861	4.0
Leisure Goods/Activities/Movies	12,726	4.2	8,990	3.0
Financial Intermediaries	10,753	3.6	8,138	2.7
Drugs	10,115	3.4	11,873	4.0
Food Services	8,472	2.9	5,612	1.9
Aerospace and Defense	7,281	2.5	20,465	6.8
Oil and Gas	6,872	2.3	2,488	0.8
Telecommunications	6,651	2.2	6,627	2.2
Automotive	6,640	2.2	10,279	3.4
Containers/Glass Products	6,353	2.1	2,906	1.0
Utilities	6,212	2.1	5,830	1.9
Lodging and Casinos	5,847	2.0	499	0.2
Food Products	5,809	2.0	12,450	4.1
Food/Drug Retailers	5,773	1.9	5,012	1.7
Publishing	5,628	1.9	2,913	1.0
Insurance	5,427	1.8	5,517	1.8
Brokers/Dealers/Investment Houses	4,881	1.6	3,740	1.2
Cable and Satellite Television	2,624	0.9	2,666	0.9
Telecommunications/Cellular	2,431	0.8	2,460	0.8
Media	2,005	0.7	1,000	0.3
Nonferrous Metals/Minerals	1,849	0.6	4,328	1.4
Ecological Services and Equipment	826	0.3	1,241	0.4
Building and Development	484	0.2	3,246	1.1
Broadcast Radio and Television	475	0.2	1,505	0.5
Health Insurance	456	0.2	—	—
Computers and Electronics	—	—	1,479	0.5
Gaming and Hotels	—	—	500	0.2
Leasing	—	—	497	0.2

Total	$297,039	100.0%	$300,491	100.0%

Portfolio composition by geographic location at fair value

The following table shows the portfolio composition by geographic location at fair value at November 30, 2014 and February 28, 2014. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At November 30, 2014		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$95,893	39.8%	$83,161	40.4%
Midwest	43,031	17.8	41,453	20.1
Northeast	42,779	17.7	17,191	8.4
West	40,037	16.6	44,470	21.6
Other(1)	19,433	8.1	19,570	9.5

Total	$241,173	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2014 and 2013 are as follows:

	For the three months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Total investment income	$7,305	$5,801
Total expenses, net	4,595	2,903

Net investment income	2,710	2,898
Net realized gains	2,761	83
Net unrealized losses	(2,005)	(1,713)

Net increase in net assets resulting from operations	$3,466	$1,268

	For the nine months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Total investment income	$19,924	$17,206
Total expenses, net	13,081	9,567

Net investment income	6,843	7,639
Net realized gains	3,203	1,158
Net unrealized losses	(1,686)	(3,771)

Net increase in net assets resulting from operations	$8,360	$5,026

Investment income

The composition of our investment income for the three and nine months ended November 30, 2014 and 2013 was as follows:

	For the three months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Interest from investments	$6,054	$4,997
Management fee income from Saratoga CLO	383	421
Interest from cash and cash equivalents and other income	868	383

Total investment income	$7,305	$5,801

	For the nine months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Interest from investments	$17,693	$14,961
Management fee income from Saratoga CLO	1,150	1,400
Interest from cash and cash equivalents and other income	1,081	845

Total investment income	$19,924	$17,206

For the three months ended November 30, 2014, total investment income increased $1.5 million, or 25.9% compared to the three months ended November 30, 2013. Interest income from investments increased $1.1 million, or 21.2%, to $6.1 million for the three months ended November 30, 2014, from $5.0 million for the three months ended November 30, 2013. This reflects an increase of 21.3% in total investments to $241.2 million at November 30, 2014 from $198.8 million at November 30, 2013, with the weighted average yield also increasing to 11.9% from 10.8%. In addition, other income increased $0.5 million, or 127.4% from $0.4 million for the three months ended November 30, 2013 to $0.9 million for the three months ended November 30, 2014, reflecting the receipt of an increased number of dividends during those three months.

For the nine months ended November 30, 2014, total investment income increased $2.7 million, or 15.8%, compared to the nine months ended November 30, 2013. Interest income from investments increased $2.7 million, or 18.3%, to $17.7 million for the nine months ended November 30, 2014, from $15.0 million for the nine months ended November 30, 2013. This reflects an increase of 21.3% in total investments to $241.2 million at November 30, 2014 from $198.8 million at November 30, 2013, with the weighted average yield also increasing to 11.9% from 10.8%.

For the three and nine months ended November 30, 2014 and 2013, total PIK income was $0.3 million and $0.9 million, and $0.2 million and $0.6 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we receive from Saratoga CLO has declined from historical periods decreasing $0.04 million, or 9.0%, to $0.4 million and $0.2 million, or 17.9%, to $1.2 million, respectively, for the three and nine months ended November 30, 2014 from $0.4 million and $1.4 million for the three and nine months ended November 30, 2013, respectively.

Operating expenses

The composition of our expenses for the three and nine months ended November 30, 2014 and 2013 was as follows:

Operating Expenses

	For the three months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Interest and debt financing expenses	$1,869	$1,611
Base management fees	1,088	876
Professional fees	226	313
Incentive management fees	852	(561)
Administrator expenses	250	250
Insurance	83	118
Directors fees and expenses	51	36
General and administrative and other expenses	176	260

Total expenses	$4,595	$2,903

	For the nine months ended
	November 30, 2014	November 30, 2013
	($ in thousands)
Interest and debt financing expenses	$5,466	$4,343
Base management fees	3,093	2,424
Professional fees	937	879
Incentive management fees	2,022	220
Administrator expenses	750	750
Insurance	252	357
Directors fees and expenses	160	132
General and administrative and other expenses	401	462

Total expenses	$13,081	$9,567

For the three months ended November 30, 2014, total operating expenses increased $1.7 million, or 58.3% compared to the three months ended November 30, 2013. For the nine months ended November 30, 2014, total operating expenses increased $3.5 million or 36.7% compared to the nine months ended November 30, 2013.

For the three months ended November 30, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods, with higher levels of both the SBA debentures and the revolving credit facility outstanding. For the three months ended November 30, 2014, the weighted average interest rate on our outstanding indebtedness was 4.97% compared to 5.55% for the three months ended November 30, 2013. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate but now make up a higher proportion of our overall debt, increasing from 43.3% of overall debt as of November 30, 2013 to 59.8% as of November 30, 2014.

For the nine months ended November 30, 2014 and 2013, the increase in interest and credit facility expense is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods, with increased levels of both the SBA debentures and the revolving credit facility outstanding. For the nine months ended November 30, 2014, the weighted average interest rate on our outstanding indebtedness was 5.13% for both the nine months ended November 30, 2013 and 2014.

For the three months ended November 30, 2014, base management fees increased $0.2 million, or 24.2% compared to the three months ended November 30, 2013. For the nine months ended November 30, 2014, base management fees increased $0.7 million, or 27.6% compared to the nine months ended November 30, 2013. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $200.9 million to $246.6 million as of November 30, 2013 and 2014, respectively.

For the three and nine months ended November 30, 2014, professional fees decreased $0.1 million or 27.8%, and increased $0.1 million, or 6.6%, respectively, compared to the three and nine months ended November 30, 2013.

For the three months ended November 30, 2014, incentive management fees increased $1.4 million compared to the three months ended November 30, 2013. For the three months ended November 30, 2014 incentive management fees were $0.9 million. For the three months ended November 30, 2013 there was a reduction of $0.5 million in incentive management fees which was related to capital losses, thereby offsetting incentive fees expense related to investment income. For the nine months ended November 30, 2014, incentive management fees increased $1.8 million or 819.1% compared to the nine months ended November 30, 2013. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees related to higher net investment income and incentive fee capital gains, offset by incentive management fee credits for the three months ended November 30, 2013, driven by net unrealized losses in that period.

As discussed above, the increase in interest and credit facility expense for the three and nine months ended November 30, 2014 and 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the nine months ended November 30, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility and notes payable was 7.50%, however the notes were only issued and outstanding from May 10, 2013, while they were outstanding for the full nine months ended November 30, 2014. For the three months ended November 30, 2014 and 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 3.16%, respectively. For the nine months ended November 30, 2014 and 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 2.99%, respectively.

Net realized gains/losses on sales of investments

For the three months ended November 30, 2014, the Company had $26.8 million of sales, repayments, exits or restructurings resulting in $2.8 million of net realized gains.

For the nine months ended November 30, 2014, the Company had $51.2 million of sales, repayments, exits or restructurings resulting in $3.2 million of net realized gains.

For the three months ended November 30, 2013, the Company had $9.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains.

For the nine months ended November 30, 2013, the Company had $65.0 million of sales, repayments, exits or restructurings resulting in $1.2 million of net realized gains.

Net unrealized appreciation/depreciation on investments

For the three months ended November 30, 2014, our investments had net unrealized depreciation of $2.0 million versus net unrealized depreciation of $1.7 million for the three months ended November 30, 2013. For the nine months ended November 30, 2014, our investments had net unrealized depreciation of $1.7 million versus net unrealized depreciation of $3.8 million for the nine months ended November 30, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2014, were the following:

Nine Months ended November 30, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
			($ in thousands)
Elyria Foundry Company, L.L.C.	Senior Secured Note	$8,860	$6,020	$(2,840)	$(624)
Legacy Cabinets Holdings	Common A-1	221	1,468	1,247	916
Targus Holdings, Inc.	Common	567	—	(567)	(730)

The $0.6 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to a decline in the company’s performance as a result of volume declines from key energy customers.

The $0.9 million of unrealized appreciation in our investment in Legacy Cabinets, Inc. was driven by significant fundamental growth, which increased the fair market value of the equity.

The $0.7 million of unrealized depreciation in our investment in Targus Holdings, Inc. was due to a decline in earnings resulting from weakened demand in the company’s end markets.

The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2013, were the following:

Nine months ended November 30, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
			($ in thousands)
Elyria Foundry Company, L.L.C.	Senior Secured Note	$8,860	$6,685	$2,175	$(2,174)
Saratoga CLO	Other/ Structured Finance Securities	16,555	19,019	2,464	(4,109)
USS Parent Holding Corp.	Voting Common Stock	3,026	4,381	1,355	1,515

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

Changes in net assets resulting from operations

For the three months ended November 30, 2014, we recorded a net increase in net assets resulting from operations of $3.5 million versus a net increase in net assets resulting from operations of $1.3 million for the three months ended November 30, 2013. Based on 5,379,616 and 4,851,451 weighted average common shares outstanding for the three months ended November 30, 2014 and November 30, 2013, respectively, our per share net increase in net assets resulting from operations was $0.64 for the three months ended November 30, 2014 versus a per share net increase in net assets from operations of $0.26 for the three months ended November 30, 2013.

For the nine months ended November 30, 2014, we recorded a net increase in net assets resulting from operations of $8.4 million versus a net increase in net assets resulting from operations of $5.0 million for the nine months ended November 30, 2013. Based on 5,379,616 and 4,770,267 weighted average common shares outstanding for the nine months ended November 30, 2014 and November 30, 2013, respectively, our per share net increase in net assets resulting from operations was $1.55 for the nine months ended November 30, 2014 versus a per share net increase in net assets from operations of $1.05 for the nine months ended November 30, 2013.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 329.9% as of November 30, 2014 and 337.9% as of February 28, 2014. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2014, we had $4.9 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2014, we had no outstanding balance under the Credit Facility and $50.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2014 and February 28, 2014 was $37.1 million, and $44.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 329.9% as of November 30, 2014 and 337.9% as of February 28, 2014.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2014, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million SBA-guaranteed debentures outstanding.

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

At November 30, 2014 and February 28, 2014, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At November 30, 2014		At February 28, 2014
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$809	0.3%	$3,294	1.6%
Cash and cash equivalents, securitization accounts	10,738	4.2	3,293	1.6
Syndicated loans	24,523	9.7	32,390	15.2
First lien term loans	120,627	47.7	80,246	37.8
Second lien term loans	36,601	14.5	27,804	13.1
Senior secured notes	24,791	9.8	30,032	14.1
Unsecured notes	5,973	2.4	5,471	2.6
Structured finance securities	19,433	7.7	19,570	9.2
Equity Interest	9,225	3.7	10,332	4.8

Total	$252,720	100.0%	$212,432	100.0%

On September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

On September 24, 2014, the Company declared a dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

On October 30, 2013, our board of directors declared a dividend of $2.65 per share payable on December 27, 2013, to common stockholders of record on November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. This dividend was declared in reliance on certain private letter rulings issued by the IRS concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2014:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$132,200	$—	$—	$—	$132,200

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $12.8 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2014 and February 28, 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

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

Recent Developments

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2014.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: January 14, 2015	By	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer