Form 10-K
period 2015-02-28
SARATOGA INVESTMENT CORP.
filed 2015-05-20
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 29, 2014 was approximately $55.5 million based upon a closing price of $16.06 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 20, 2015 was 5,428,758.

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

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having annual EBITDA (earnings before interest, taxes, depreciation and amortization) of $2 million and $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

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

As of February 28, 2015, we had total assets of $263.6 million and investments in 34 portfolio companies and an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $17.0 million as of February 28, 2015. The overall portfolio composition as of February 28, 2015 consisted of 7.6% of syndicated loans, 60.3% of first lien term loans, 14.8% of second lien term loans, 1.8 % of unsecured notes, 7.1% of subordinated notes of Saratoga CLO and 8.4% of common equity. As of February 28, 2015 the weighted average yield on all of our debt investments, including our investment in the subordinated notes of Saratoga CLO, was approximately 11.8%. As of February 28, 2015, approximately 97.7% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2015, was composed of $296.9 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I, Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing. Pursuant to the 200.0% asset coverage ratio limitation, we are permitted to borrow one dollar to make investments for every dollar we have in assets less all liabilities and indebtedness not represented by preferred stock or debt securities issued by us or loans obtained by us so that for every one dollar of outstanding indebtedness we have two dollars of assets.

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

Saratoga Investment Advisors

General

Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our investment adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 27, 25, 28 and 18 years of experience in leveraged finance, respectively. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 28-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2015, 40.6% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, 59.4% of our debt investments at February 28, 2015, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

In January 2008, we purchased for $30.0 million all of the outstanding subordinated notes of Saratoga CLO, a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 28, 2015, the Saratoga CLO portfolio consisted of $296.9 million in aggregate principal amount of primarily senior secured first lien term loans to 179 obligors with an average obligor exposure of $1.6 million and $5.8 million in uninvested cash. The weighted average maturity of the portfolio is 4.68 years.

Prospective portfolio company characteristics

Our investment adviser generally selects portfolio companies with one or more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well-constructed balance sheets, supported by sustainable enterprise values;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares in attractive sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

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

Valuation process

We account for our investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as approved in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•	an independent valuation firm engaged by our board of directors independently values at least one quarter of our investments each quarter so that the valuation of each investment for which market quotes are not readily available is independently valued by an independent valuation firm at least annually.

In addition, all our investments are subject to the following valuation process:

•	the audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Distributions

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and thereafter paid five annual dividend distributions (December 2013, 2012, 2011, 2010 and 2009) to our stockholders since such time, which distributions were made with a combination of cash and the issuance of shares of our common stock as discussed more fully below.

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders, and have subsequently made two distributions under this new policy. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2014 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2015 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2015, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Incentive Fee	=	(100.0% × (pre-incentive fee net investment income–1.875%)
	=	100.0%(2.2325%–1.875%)
	=	100.0%(0.3575%)
	=	0.3575%

(1)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(2)	Represents 7.5% annualized hurdle rate.
(3)	Represents 1.75% annualized management fee. For the purposes of this example, we have assumed that we have not incurred any indebtedness and that we maintain no cash or cash equivalents.
(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.344% in any fiscal quarter.

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.5%

•	Pre-Incentive Fee Net Investment Income (investment income–(management fee + other expenses) = 2.7325%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)
Incentive fee	=	100.0% × “catch-up” + (20.0% × (Pre-incentive fee net investment income–2.344%))
Catch up	=	2.344%–1.875%
	=	0.469%
Incentive fee	=	(100.0% × 0.469%) +(20.0% ×(2.7325%–2.344%))
	=	0.469% +(20.0% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions(1)

•	Year 1: $20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million

•	Year 3: FMV of Investment B determined to be $25.0 million

•	Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

•	Year 1: None

•	Year 2: $6 million (20.0% multiplied by $30.0 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20.0% multiplied by ($30.0 million realized cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains incentive fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20.0% multiplied by $31.0 million cumulative realized capital gains) less $6.0 million (capital gains incentive fee paid in Year 2)

Alternative 2

Assumptions(1)

(1)	The examples assume that Investment A and Investment B were acquired by us subsequent to May 31, 2010. If Investment A and B were acquired by us prior to May 31, 2010, then the cost basis for computing our realized gains and losses on such investments would equal the fair value of such investments as of May 31, 2010.

•	Year 1: $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

•	Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

•	Year 4: FMV of Investment B determined to be $35.0 million

•	Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

•	Year 1: None

•	Year 2: $5.0 million (20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B))

•	Year 3: $1.4 million ($6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million (capital gains incentive fee paid in Year 2))

•	Year 4: None

•	Year 5: None ($5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

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

We bear all costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by Saratoga Investment Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses).

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

Qualifying assets

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial assistance to portfolio companies

Business development companies generally must offer to make available to the issuer of the securities in which we invest significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate administration agreement, our investment adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

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

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate our second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue $75 million of additional SBA-guaranteed debentures in addition to the $150 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

As of February 28, 2015, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the Notes. There can be no assurance that our leveraging strategy will be successful.

As of February 28, 2015, there was a $9.6 million outstanding balance under the Credit Facility. As of February 28, 2015, we had issued $79.0 million SBA-guaranteed debentures and $48.3 million of the Notes. We may incur additional indebtedness in the future, including, but not limited to, up to an additional $35.4 million under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

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

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. At our 2014 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of September 30, 2015 or the date of our 2015 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

Pending legislation may allow us to incur additional leverage.

As a business development company, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the indenture governing the Notes not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase.

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

At February 28, 2015, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $17.0 million and constituted 7.1% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2015, was composed of $296.9 million in aggregate principal amount of primarily senior secured first lien term loans and $5.8 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $296.9 million aggregate principal amount of debt, as of February 28, 2015 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO, including the holders of $296.9 million aggregate principal amount of debt, as of February 28, 2015 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

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

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon. Although our management determined that our internal control over financial reporting was effective at February 28, 2015 (the last date that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion. Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year. If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

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

We have in the past, and may continue to, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

On September 24, 2014, the Company declared an ordinary dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

Also on September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. At our 2014 annual meeting of stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock at an offering price per share that is not less than 85% of the then current net asset value per share in one or more offerings for a period of one year ending on the earlier of September 30, 2015 or the date of our 2015 annual meeting of stockholders. Continued access to this exception will require approval of similar proposals at future stockholder meetings.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including indebtedness under the Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 28, 2015, there was a $9.6 million outstanding balance under the Credit Facility and we had the ability to borrow up to $35.4 million under the Credit Facility, subject to certain conditions. As of February 28, 2015, we had $79.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Fiscal Year ended February 28, 2014	NAV(1)	High	Low
First Quarter	$23.48	$19.08	$16.35
Second Quarter	$23.55	$18.70	$17.40
Third Quarter	$20.39	$19.55	$15.40
Fourth Quarter	$21.08	$16.56	$15.25

Fiscal Year ended February 28, 2015	NAV(1)	High	Low
First Quarter	$21.41	$15.91	$15.05
Second Quarter	$22.00	$16.26	$15.15
Third Quarter	$22.45	$16.32	$15.00
Fourth Quarter	$22.70	$15.84	$14.44

Fiscal Year ending February 28, 2016	NAV(1)		High	Low
First Quarter through May 19, 2015	$	*	$17.95	$15.28

*	Not determinable at the time of filing.
(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of February 28, 2015, the Company had not purchased any shares of common stock pursuant to this repurchase plan.

Holders

The last reported price for our common stock on May 19, 2015 was $17.80 per share. As of May 19, 2015, there were 22 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014 and 2015:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total Dividends Declared for Fiscal 2011			$4.40

November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total Dividends Declared for Fiscal 2012			$3.00

November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)

Total Dividends Declared for Fiscal 2013			$4.25

October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)

Total Dividends Declared for Fiscal 2014			$2.65

September 24, 2014	October 30, 2014	November 28, 2014	$0.18	(1)

September 24, 2014	January 29, 2015	February 27, 2015	$0.22	(1)

Total Dividends Declared for Fiscal 2015			$0.40

(1)	This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. Prior to January 2009, we paid quarterly dividends to our stockholders. However, in January 2009, we suspended the practice of paying quarterly dividends to our stockholders and thereafter, paid five annual dividend distributions (December 2013, 2012, 2011, 2010 and 2009) to our stockholders since such time, which distributions were made with a combination of cash and the issuance of shares of our common stock as discussed more fully below.

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders, and have subsequently made two distributions under this new policy. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act, subject to certain exceptions, or that violate our debt covenants.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2014 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2015 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2015, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2015, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share payable on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.18 per share payable on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2015. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not purchase any shares of our common stock in the open market during the year ended February 28, 2015.

Item 6. Selected Financial Data

The following selected financial and other data for the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

SARATOGA INVESTMENT CORP.

SELECTED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 28, 2015	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Income Statement Data:
Interest and related portfolio income:
Interest	$24,684	$20,179	$14,444	$11,254	$12,041
Management fee and other income	2,691	2,714	2,563	2,258	2,132

Total interest and related portfolio income	27,375	22,893	17,007	13,512	14,173

Expenses:
Interest and debt financing expenses	7,375	6,084	2,540	1,298	2,612
Base management and incentive management fees(1)	6,704	4,266	4,710	3,339	3,741
Administrator expenses	1,000	1,000	1,000	1,000	810
Administrative and other	2,328	2,669	2,287	2,638	4,882
Excise tax expense	294	—	—	—	—
Expense reimbursement	—	—	—	—	(2,894)

Total operating expenses after reimbursements	17,701	14,019	10,537	8,275	9,151

Net investment income	9,674	8,874	6,470	5,237	5,022

Realized and unrealized gain (loss) on investments and derivatives:
Net realized gain (loss)	3,276	1,271	562	(12,186)	(24,684)
Net change in unrealized gain (loss)	(1,943)	(1,648)	7,012	19,760	36,393

Total net gain (loss)	1,333	(377)	7,574	7,574	11,709

Net increase in net assets resulting from operations	$11,007	$8,497	$14,044	$12,811	$16,731

	Year Ended February 28, 2015	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Per Share:
Earnings per common share—basic and diluted(2)	$2.04	$1.73	$3.42	$3.73	$6.86
Net investment income per share—basic and diluted(2)	$1.80	$1.80	$1.57	$1.52	$2.06
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$0.24	$(0.07)	$1.85	$2.21	$4.80
Dividends declared per common share (3)	$0.40	$2.65	$4.25	$3.00	$4.40
Dilutive impact of dividends paid in stock on net asset value per share (4)	$(0.02)	$(0.71)	$(1.40)	$(1.99)	$(9.01)
Net asset value per share	$22.70	$21.08	$22.71	$24.94	$26.20
Statement of Assets and Liabilities Data:
Investment assets at fair value	$240,538	$205,845	$155,080	$95,360	$80,025
Total assets (5)	263,560	215,168	172,321	124,291	97,130
Total debt outstanding (5)	132,117	94,291	58,210	18,801	2,861
Stockholders’ equity	122,599	113,428	107,438	96,689	85,845
Net asset value per common share	$22.70	$21.08	$22.71	$24.94	$26.20
Common shares outstanding at end of year	5,401,899	5,379,616	4,730,116	3,876,661	3,277,077
Other Data:
Investments funded	$104,872	$121,074	$71,596	$38,679	$9,014
Principal collections related to investment repayments or sales	$73,257	$71,607	$21,488	$33,568	$31,975
Number of investments at year end	64	60	47	33	37
Weighted average yield of income producing debt investments—Non-control/non-affiliate	10.63%	10.62%	11.26%	11.88%	11.1%
Weighted average yield on income producing debt investments—Control	25.22%	18.55%	27.11%	20.17%	15.8%

(1)	See Note 6 in consolidated financial statements contained elsewhere herein.
(2)	For the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011 amounts are calculated using weighted average common shares outstanding of 5,385,049, 4,920,517, 4,110,484, 3,434,345, and 2,437,577, respectively.
(3)	Calculated using the shares outstanding at ex-dividend date.
(4)	Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock and Distributions—Dividend Policy.”
(5)	As described in Note 2 to the consolidated financial statements and notes thereto, the Company has adopted the provisions of ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as of February 28, 2015. The amendements in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts for the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011 were reclassified to conform to the current period presentation.

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiary, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $5 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a SBIC license from the Small Business Administration (“SBA”).

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

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statement.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 28, 2015	At February 28, 2014	At February 28, 2013
	($ in millions)	($ in millions)	($ in millions)
Number of investments(1)	63	59	44
Number of portfolio companies(1)	34	37	28
Average investment size(1)	$3.5	$3.2	$2.9
Weighted average maturity(1)	3.7yrs	4.3yrs	3.7yrs
Number of industries(1)	14	16	15
Average investment per portfolio company(1)	$6.6	$5.0	$4.6
Non-performing or delinquent investments(1)	$0.0	$0.3	$6.7
Fixed rate debt (% of interest bearing portfolio)(2)	$82.5(40.6)%	$70.6(40.1)%	$53.4(43.9)%
Weighted average current coupon(2)	12.0%	12.5%	12.6%
Floating rate debt (% of interest bearing portfolio)(2)	$120.8(59.4)%	$105.4(59.9)%	$68.2(56.1)%
Weighted average current spread over LIBOR(2)	8.7%	7.3%	7.5%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, investments in common stocks and limited partnership interests.

During the fiscal year ended February 28, 2015, we invested $104.9 million in new or existing portfolio companies and had $73.3 million in aggregate amount of exits and repayments resulting in net investments of $31.6 million for the year.

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

Our portfolio composition at February 28, 2015, February 28, 2014 and February 28, 2013 at fair value was as follows:

Portfolio composition

	At February 28, 2015		At February 28, 2014		At February 28, 2013
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	7.6%	6.2%	15.7%	6.2%	—%	—%
First lien term loans	60.3	11.0	53.6	11.5	69.0	11.0
Second lien term loans	14.8	11.2	13.5	11.1	6.2	11.1
Unsecured notes	1.8	13.7	2.7	15.2	3.1	16.4
Saratoga CLO subordinated notes	7.1	25.2	9.5	18.6	16.5	27.1
Equity interests	8.4	N/A	5.0	N/A	5.2	N/A

Total	100.0%	11.8%	100.0%	11.8%	100.0%	14.0%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2015, February 28, 2014 and February 28, 2013, was composed of $296.9 million, $301.3 million and $383.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2015, $291.6 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.7 million. At February 28, 2014, $298.9 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and zero Saratoga CLO portfolio investments were in default with a fair value of $1.6 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

The CMR distribution of our investments at February 28, 2015 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At February 28, 2015		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$191,606	79.7%	$159,207	77.4%
Yellow	11,635	4.8	8,466	4.1
Red	101	0.0	8,270	4.0
N/A(1)	37,196	15.5	29,902	14.5

Total	$240,538	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at February 28, 2015 and February 28, 2014 was as follows:

Portfolio CMR distribution

	At February 28, 2015		At February 28, 2014
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$278,769	94.4%	$284,796	94.8%
Yellow	12,875	4.4	14,106	4.7
Red	2,978	1.0	1,589	0.5
N/A(1)	617	0.2	—	—

Total	$295,239	100.0%	$300,491	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2015 and February 28, 2014:

	At February 28, 2015		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$52,128	21.7%	$57,330	27.9%
Software	50,362	20.9	21,738	10.5
Consumer Services	27,332	11.4	21,897	10.6
Healthcare Services	20,641	8.6	23,810	11.6
Structured Finance (1)	17,031	7.1	19,570	9.5
Metals	15,262	6.3	6,645	3.2
Media	15,026	6.2	—	—
Automotive Aftermarket	10,980	4.6	10,621	5.2
Food and Beverage	10,348	4.3	17,286	8.4
Electronics	6,667	2.8	6,741	3.3
Utilities	5,955	2.5	—	—
Building Products	3,436	1.4	901	0.4
Consumer Products	3,284	1.4	6,118	3.0
Publishing	1,985	0.8	1,191	0.6
Education	101	0.0	90	0.0
Manufacturing	—	—	5,970	2.9
Environmental	—	—	5,249	2.5
Aerospace	—	—	344	0.2
Homebuilding	—	—	344	0.2

Total	$240,538	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2015 and February 28, 2014:

	At February 28, 2015		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Equipment and Services	$42,751	14.5%	$28,386	9.4%
Healthcare	34,400	11.6	37,896	12.6
Chemicals/Plastics	25,758	8.7	26,345	8.8
Retailers (Except Food and Drugs)	22,026	7.4	15,314	5.1
Conglomerate	19,928	6.7	24,285	8.1
Industrial Equipment	15,290	5.2	24,143	8.0
Electronics/Electric	12,904	4.4	11,861	4.0
Leisure Goods/Activities/Movies	12,629	4.3	8,990	3.0
Financial Intermediaries	10,806	3.7	8,138	2.7
Drugs	10,091	3.4	11,873	4.0
Aerospace and Defense	7,287	2.5	20,465	6.8
Telecommunications	6,675	2.3	6,627	2.2
Automotive	6,650	2.2	10,279	3.4
Utilities	6,281	2.1	5,830	1.9
Oil & Gas	6,070	2.1	2,488	0.8
Food Services	5,886	2.0	5,612	1.9
Food/Drug Retailers	5,861	2.0	5,012	1.7
Food Products	5,856	2.0	12,450	4.1

	At February 28, 2015		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Lodging and Casinos	$5,826	2.0%	$499	0.2%
Publishing	5,627	1.9	2,913	1.0
Insurance	5,425	1.8	5,517	1.8
Brokers/Dealers/Investment Houses	4,832	1.6	3,740	1.2
Containers/Glass Products	4,313	1.5	2,906	1.0
Cable and Satellite Television	2,646	0.9	2,666	0.9
Telecommunications/Cellular	2,431	0.8	2,460	0.8
Media	2,004	0.7	1,000	0.3
Nonferrous Metals/Minerals	1,835	0.6	4,328	1.4
Technology	1,008	0.3	—	—
Healthcare & Pharmaceuticals	499	0.2	—	—
Building and Development	485	0.2	3,246	1.1
Broadcast Radio and Television	467	0.2	1,505	0.5
Health Insurance	442	0.1	—	—
Environmental	250	0.1	—	—
Computers & Electronics	—	—	1,479	0.5
Ecological Services and Equipment	—	—	1,241	0.4
Gaming And Hotels	—	—	500	0.2
Leasing	—	—	497	0.2

Total	$295,239	100.0%	$300,491	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2015 and February 28, 2014. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2015		At February 28, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$92,069	38.3%	$83,161	40.4%
Midwest	55,767	23.2	41,453	20.1
West	40,259	16.7	44,470	21.6
Northeast	34,412	14.3	17,191	8.4
Other(1)	17,031	7.1	19,570	9.5
International	1,000	0.4	—	—

Total	$240,538	100.0%	$205,845	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 are as follows:

	For the Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
	($ in thousands)
Total investment income	$27,375	$22,893	$17,007
Total expenses, net	17,701	14,019	10,537

Net investment income	9,674	8,874	6,470
Net realized gains	3,276	1,271	431
Net unrealized gains (losses)	(1,943)	(1,648)	7,143

Net increase in net assets resulting from operations	$11,007	$8,497	$14,044

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 are as follows:

	February 28, 2015	February 28, 2014	February 28, 2013
	($ in thousands)
Interest from investments	$24,684	$20,179	$14,444
Management fees from Saratoga CLO	1,520	1,775	2,000
Interest from cash and cash equivalents and other income	1,171	939	563

Total	$27,375	$22,893	$17,007

For the fiscal year ended February 28, 2015, total investment income increased $4.5 million, or 19.6% compared to the fiscal year ended February 28, 2014. Interest income from investments increased $4.5 million, or 22.3%, to $24.7 million for the year ended February 28, 2015 from $20.2 million for the fiscal year ended February 28, 2014. This reflects an increase of 16.9% in total investments to $240.5 million at February 28, 2015 from $205.8 million at February 28, 2014, despite the weighted average current coupon reducing from 12.5% to 12.0%.

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

For the fiscal years ended February 28, 2015, February 28, 2014, and February 28, 2013, total PIK income was $1.2 million, $1.0 million, and $1.1 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we receive from Saratoga CLO has declined from historical periods, decreasing $0.3 million or 14.3% to 1.5 million and $0.2 million or 10%, to $1.8 million, for the years ended February 28, 2015 and 2014, respectively.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 are as follows:

Operating Expenses

	February 28, 2015	February 28, 2014	February 28, 2013
	($ in thousands)
Interest and credit facility expense	$7,375	$6,084	$2,540
Base management fees	4,157	3,327	2,107
Professional fees	1,302	1,212	1,191
Incentive management fees	2,548	939	2,603
Administrator expenses	1,000	1,000	1,000
Insurance expenses	337	443	516
Directors fees	210	204	207
Excise tax expense	294	—	—
General and administrative and other expenses	478	810	373

Total expenses	$17,701	$14,019	$10,537

For the year ended February 28, 2015, total operating expenses increased $3.7 million, or 26.3% compared to the year ended February 28, 2014. For the year ended February 28, 2014, total operating expenses before manager expense waiver and reimbursement increased $3.5 million, or 33.0% compared to the year ended February 28, 2013.

For the years ended February 28, 2015 and 2014, the increase in interest and credit facility expense is primarily attributable to an increase in outstanding debt as compared to the prior years, with increased levels of both the SBA debentures and the revolving credit facility outstanding, as well as the notes payable being outstanding for the full year ended February 28, 2015. For the year ended February 28, 2015, the weighted average interest rate on our outstanding indebtedness was 4.92% compared to 5.35% for the fiscal year ended February 28, 2014 and 6.35% for the fiscal year ended February 28, 2013. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate but now make up a higher proportion of our overall debt, increasing from 50.9% of overall debt as of February 28, 2014 to 57.7% as of February 28, 2015.

For the year ended February 28, 2015, base management fees increased $0.8 million, or 25.0% compared to the fiscal year ended February 28, 2014. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $209.2 million to $246.5 million as of February 28, 2014 and 2015, respectively. For the year ended February 28, 2014, base management fees increased $1.2 million, or 57.9% compared to the fiscal year ended February 28, 2013. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents from $142.5 million to $209.2 million as of February 28, 2013 and 2014, respectively.

For the year ended February 28, 2015, professional fees increased $0.09 million, or 7.4% compared to the fiscal year ended February 28, 2014. For the year ended February 28, 2014, professional fees increased $0.02 million, or 1.8% compared to the fiscal year ended February 28, 2013.

For the year ended February 28, 2015, incentive management fees increased $1.6 million, or 171.4% compared to the fiscal year ended February 28, 2014. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees this year, as higher total assets has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, for the year ended February 28, 2015, the incentive management fees related to capital gains changed from a $0.07 million reduction of expense to a $0.3 million increase in expense compared to the fiscal year ended February 28, 2014. For the year ended February 28, 2014, incentive management fees decreased $1.7 million, or 63.9% compared to the fiscal year ended February 28, 2013. The decrease in incentive management fees is primarily attributable to the second part of the incentive fee accrual related to capital losses, with the year ending February 28, 2013 being an accrual of $1.6 million as compared to the year ending February 28, 2014 being a reversal of the accrual of $0.1 million.

As discussed above, the increase in interest and credit facility expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, the weighted average interest rate on the outstanding borrowings under the Credit Facility for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was 6.75%, 7.50% and 7.50%, respectively. For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.93%, 3.03% and 1.42%, respectively.

Net realized gains/losses on sales of investments

For the fiscal year ended February 28, 2015, the Company had $73.3 million of sales, repayments, exits or restructurings resulting in $3.3 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2015 were as follows:

Fiscal year ended February 28, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
		($ in thousands)
Community Investors, Inc.	Term Loan A Senior Fac	$6,983	$6,886	$97
HOA Restaurant GP/Finance	Senior Secured Notes	4,225	3,938	287
USS Parent Holding Corp	Non Voting Common Stock	248	133	115
USS Parent Holding Corp	Voting Common Stock	5,650	3,026	2,624

For the fiscal year ended February 28, 2014, the Company had $71.6 million of sales, repayments, exits or restructurings resulting in $1.3 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2014 were as follows:

Fiscal year ended February 28, 2014

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
		($ in thousands)
Penton Media, Inc.	First Lien Term Loan	$4,887	$4,681	$206
Sourcehov, LLC	Second Lien Term Loan	3,030	2,659	371
Worldwide Express Operations, LLC	Warrants	128	—	128

For the fiscal year ended February 28, 2013, the Company had $21.5 million of sales, repayments, exits or restructurings resulting in $0.6 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2013 were as follows:

Fiscal year ended February 28, 2013

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
		($ in thousands)
Grant US Holdings LLP	Second Lien Term Loan	$183	$—	$183
Energy Alloys LLC	Warrants	146	—	146

Net unrealized appreciation/depreciation on investments

For the year ended February 28, 2015, our investments had net unrealized depreciation of $1.9 million versus net unrealized depreciation of $1.6 million for the year ended February 28, 2014. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2015, were the following:

Fiscal year ended February 28, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Legacy Cabinets, Inc.	Common—Voting A-1	221	1,493	1,272	941
Targus Holdings, Inc.	Common	567	—	(567)	(730)
Saratoga CLO	Other/Structured Finance Securities	15,953	17,031	1,078	(1,935)

The $0.9 million of unrealized appreciation in our investment in Legacy Cabinets, Inc. was driven by significant fundamental growth, which increased the fair market value of the equity.

The $0.7 million of unrealized depreciation in our investment in Targus Holdings, Inc. was due to a decline in earnings resulting from weakened demand in the company’s end markets.

The $1.9 million unrealized depreciation in our investment in the Saratoga CLO was primarily due to a higher discount rate based on prevailing market conditions.

For the year ended February 28, 2014, our investments had a decrease in net unrealized depreciation of $1.6 million versus an increase in net unrealized appreciation of $7.0 million for the year ended February 28, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2014, were the following:

Fiscal year ended February 28, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$16,556	$19,570	$3,014	$(3,558)
Targus Holdings, Inc.	Common Stock	567	730	163	(2,595)
USS Parent Holding Corp.	Voting Common Stock	3,026	5,028	2,002	2,162
Group Dekko, Inc.	Second Lien Term Loan	6,902	6,741	(161)	(56)
Elyria Foundry Company, LLC	Senior Secured Notes	9,037	6,777	(2,260)	(2,259)

For the year ended February 28, 2013, our investments had an increase in net unrealized appreciation of $7.0 million versus an increase in net unrealized appreciation of $19.8 million for the year ended February 29, 2012. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2013, were the following:

Fiscal year ended February 28, 2013

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$18,945	$25,517	$6,572	$4,266
Targus Holdings, Inc.	Common Stock	567	3,325	2,758	649

USS Parent Holding Corp.	Voting Common Stock	3,026	2,866	(160)	641
Group Dekko, Inc.	Second Lien Term Loan	6,825	6,721	(104)	464
Worldwide Express Operations, LLC	First Lien Term Loan	6,461	6,504	43	352
Penton Media, Inc.	First Lien Term Loan	4,497	4,670	173	798

The $4.3 million net unrealized appreciation in our investment in the Saratoga CLO subordinated notes was due to higher cash flow projections based on an increase in principal balance and an improvement in the overcollateralization ratios, a decrease in the assumed portfolio default rate (based on better than forecast actual default rates and improved default forecasts) and an improvement in reinvestment assumptions based on current market conditions and projections.

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 we recorded a net increase in net assets resulting from operations of $11.0 million, $8.5 million and $14.0 million, respectively. Based on 5,385,049 weighted average common shares outstanding as of February 28, 2015, our per share net increase in net assets resulting from operations was $2.04 for the fiscal year ended February 28, 2015. This compares to a per share net increase in net assets resulting from operations of $1.73 for the fiscal year ended February 28, 2014 (based on 4,920,517 weighted average common shares outstanding as of February 28, 2014), and a per share net increase in net assets resulting from operations of $3.42 for the fiscal year ended February 28, 2013 (based on 4,110,484 weighted average common shares outstanding as of February 28, 2013).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 321.1% as of February 28, 2015 and 348.2% as of February 28, 2014. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2015, we had $9.6 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2014, we had no outstanding balance under the Credit Facility and $50.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2015 and February 28, 2014 was $36.3 million and $44.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 321.1% and 348.2% for the years ended February 28, 2015 and February 28, 2014, respectively.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2015, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million SBA-guaranteed debentures outstanding.

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

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue $75 million of additional SBA-guaranteed debentures in addition to the $150 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

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

At February 28, 2015 and February 28, 2014, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 28, 2015		At February 28, 2014
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$1,888	0.7%	$3,294	1.6%
Cash and cash equivalents, securitization accounts	18,175	7.0	3,293	1.6
Syndicated loans	18,302	7.0	32,390	15.2
First lien term loans	145,207	55.7	110,278	51.9
Second lien term loans	35,603	13.7	27,804	13.1
Unsecured notes	4,230	1.7	5,471	2.6
Structured finance securities	17,031	6.5	19,570	9.2
Equity Interest	20,165	7.7	10,332	4.8

Total	$260,601	100.0%	$212,432	100.0%

On April 9, 2015, the Company declared a dividend of $0.27 per share payable for the fiscal quarter ended February 28, 2015, payable on May 29, 2015 to all stockholders of record at the close of business on May 4, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

On September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also on September 24, 2014, the Company declared a dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$136,900	$—	$—	$—	$136,900

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.2 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2015 and 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2015 and 2014 is shown in the table below (dollars in thousands):

	As of
	February 28, 2015	February 28, 2014
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	—
Avionte Holdings, LLC	1,000	1,000
Knowland Technology Holdings, L.L.C.	300	—
Easy Ice, LLC	—	3,000
Oceans Acquisition, Inc.	—	500
Community Investors, Inc.	—	167

Total	$11,200	$12,167

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 28, 2015, we had $136.9 million of borrowings outstanding.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Credit Facility. Assuming that our investments as of February 28, 2015 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $0.3 million to our interest income net of interest expense.

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2015.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	55	Chairman of the Board and Chief Executive Officer	2010	2015
Michael J. Grisius	51	President and Director	2011	2017
Independent Directors
Steven M. Looney	65	Director	2007	2016
Charles S. Whitman III	73	Director	2007	2016
G. Cabell Williams	61	Director	2007	2017

Christian L. Oberbeck—Mr. Oberbeck has over 27 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chief Executive Officer of the Company. Mr. Oberbeck also served as our President until February 2014.

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

Michael J. Grisius—Mr. Grisius has over 24 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

Name	Age	Position
Executive Officer
Henri J. Steenkamp	39	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp— Mr. Steenkamp, 39 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2015.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2014 Annual Meeting of Stockholders.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2015:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	—	—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$75,000	$75,000
Charles S. Whitman III	$72,000	$72,000
G. Cabell Williams	$72,000	$72,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year 2015, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 20, 2015, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 5,428,758 shares of common stock outstanding as of May 20, 2015. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,558,687	(1)	28.7%
Michael J. Grisius	67,479		1.24%
Executive Officer
Henri J. Steenkamp	1,438		*
Independent Directors
Steven M. Looney	1,547		*
Charles S. Whitman III	1,833		*
G. Cabell Williams	31,876		*

All Directors and Executive Officers as a Group	1,662,860		30.6%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	512,273		9.43%
Elizabeth Oberbeck(3)	744,183		13.7%
Thomas V. Inglesby(4)	272,047		5.0%

*	Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 33.7% of the ownership of SAR.

(1)	Includes 468,973 shares of common stock directly held by Mr. Oberbeck, 166,727 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 178,804 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck and 744,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.
(2)	Based on information included in Amendment No. 3 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 17, 2015. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830
(3)	Based on information included in Amendment No. 3 to Schedule 13D filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2015 and February 28, 2014, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2015	Fiscal Year Ended February 28, 2014
Audit Fees	$513,710	$536,600
Audit Related Fees	26,000	—
Tax Fees	37,000	40,000
All Other Fees	—	—

Total Fees	$576,710	$576,600

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

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2015 and February 28, 2014

Consolidated Statements of Operations for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Consolidated Schedules of Investments as of February 28, 2015 and February 28, 2014

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Consolidated Statements of Cash Flows for the years ended February 28, 2015, February 28, 2014, and February 28, 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Reference is made to the Index to Other Financial Statements on page S-1.

Schedule 12-14—Investments in and advances to affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Form of Dividend Reinvestment Plan (incorporated by reference to Amendment No. 2 to the Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (Filed as Exhibit A to First Supplemental Indenture referred to in Exhibit 4.5).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

10.9	Indenture, dated as of October 17, 2013, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.11	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.12	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

11	Computation of Per Share Earnings (included in Note 11 to the financial statements contained in this report).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 20, 2015	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 20, 2015

/s/ MICHAEL J. GRISIUS Michael J. Grisius	Member of the Board of Directors	May 20, 2015

/s/ HENRI J. STEENKAMP Henri J. Steenkamp	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 20, 2015

/s/ STEVEN M. LOONEY Steven M. Looney	Member of the Board of Directors	May 20, 2015

/s/ CHARLES S. WHITMAN III Charles S. Whitman III	Member of the Board of Directors	May 20, 2015

/s/ G. CABELL WILLIAMS Cabell Williams	Member of the Board of Directors	May 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saratoga Investment Corp.

We have audited the accompanying consolidated statement of assets and liabilities of Saratoga Investment Corp. (the “Company”) as of February 28, 2015 and February 28, 2014, including the consolidated schedule of investments, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended February 28, 2015, February 28, 2014 and February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the entity’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 28, 2015, by correspondence with the custodian, debt agents and lenders. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 28, 2015 and February 28, 2014, and the consolidated results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

May 20, 2015

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2015	February 28, 2014
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $222,505,383 and $185,266,607, respectively)	$223,506,589	$186,275,106
Control investments (cost of $15,953,001 and $16,555,808, respectively)	17,031,146	19,569,596

Total investments at fair value (amortized cost of $238,458,384 and $201,822,415, respectively)	240,537,735	205,844,702
Cash and cash equivalents	1,888,158	3,293,898
Cash and cash equivalents, reserve accounts	18,175,214	3,293,113
Interest receivable, (net of reserve of $309,498 and $150,058, respectively)	2,469,398	2,571,853
Management fee receivable	171,913	150,106
Other assets	317,637	14,461

Total assets	$263,560,055	$215,168,133

LIABILITIES
Revolving credit facility	$9,600,000	$—
Deferred debt financing costs, revolving credit facility	(594,845)	(396,898)
SBA debentures payable	79,000,000	50,000,000
Deferred debt financing costs, SBA debentures payable	(2,340,894)	(1,412,829)
Notes payable	48,300,000	48,300,000
Deferred debt financing costs, notes payable	(1,847,564)	(2,198,977)
Dividend payable	402,200	—
Base management and incentive fees payable	5,835,941	5,353,051
Accounts payable and accrued expenses	835,189	824,568
Interest and debt fees payable	1,405,466	873,135
Due to manager	365,820	398,154

Total liabilities	$140,961,313	$101,740,204

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,401,899 and 5,379,616 common shares issued and outstanding, respectively	$5,402	$5,380
Capital in excess of par value	184,877,680	184,851,154
Distribution in excess of net investment income	(23,905,603)	(31,123,667)
Accumulated net realized loss from investments and derivatives	(40,458,088)	(44,327,225)
Accumulated net unrealized appreciation on investments and derivatives	2,079,351	4,022,287

Total net assets	122,598,742	113,427,929

Total liabilities and net assets	$263,560,055	$215,168,133

NET ASSET VALUE PER SHARE	$22.70	$21.08

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$20,790,324	$15,832,083	$9,176,156
Payment-in-kind interest income from Non-control/Non-affiliate investments	1,186,657	936,208	1,062,687
Control investments	2,707,230	3,410,868	4,205,509

Total interest income	24,684,211	20,179,159	14,444,352
Interest from cash and cash equivalents	3,801	7,932	5,956
Management fee income	1,520,205	1,775,141	2,000,072
Other income	1,167,144	931,513	556,427

Total investment income	27,375,361	22,893,745	17,006,807

EXPENSES
Interest and debt financing expenses	7,375,022	6,083,891	2,540,413
Base management fees	4,156,955	3,326,879	2,107,378
Professional fees	1,301,713	1,211,836	1,190,587
Administrator expenses	1,000,000	1,000,000	1,000,000
Incentive management fees	2,547,773	938,694	2,602,647
Insurance	337,335	442,977	516,121
Directors fees and expenses	210,761	204,607	206,705
General & administrative	478,299	789,208	368,815
Excise tax expense	293,653	—	—
Other expense	—	21,207	4,434

Total expenses	17,701,511	14,019,299	10,537,100

NET INVESTMENT INCOME	9,673,850	8,874,446	6,469,707

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain from investments	3,276,450	1,270,765	561,700
Net realized loss from derivatives	—	—	(131,000)
Net unrealized appreciation/(depreciation) on investments	(1,942,936)	(1,648,046)	7,012,726
Net unrealized appreciation on derivatives	—	—	130,925

Net gain/(loss) on investments	1,333,514	(377,281)	7,574,351

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,007,364	$8,497,165	$14,044,058

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$2.04	$1.73	$3.42
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING—BASIC AND DILUTED	5,385,049	4,920,517	4,110,484

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2015

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—182.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,769,432	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,472,502	1.2%

		Total Automotive Aftermarket		9,218,383	10,979,782	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,493,470	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	942,624	0.8%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,436,094	2.8%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,731,667	5,686,622	5,478,327	4.4%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,910,112	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,872,639	12,000,000	9.7%
Easy Ice, LLC (m)	Business Services	Delayed Draw Term Loan 9.50% Cash, 1/15/2020	$—	—	—	0.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,260,787	8,400,000	6.9%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	391,584	0.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,955,051	1,941,417	1,925,725	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,975,767	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,205,142	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,436,991	9,312,095	9,295,437	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	62,341	0.1%

		Total Business Services		51,564,581	52,127,585	42.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 12.00% (11.00% Cash/1.00 PIK), 5/24/2016	$3,569,127	3,537,732	3,283,597	2.7%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,227	—	0.0%

		Total Consumer Products		6,583,882	3,283,597	2.7%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	163,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,951,759	3,000,000	2.4%
Avionte Holdings, LLC (j), (l)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$716,179	714,270	716,179	0.6%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,069,157	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,750,000	13,609,579	13,750,000	11.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,709,677	3,680,863	3,652,919	3.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,937,212	4,981,000	4.1%

		Total Consumer Services		26,993,683	27,332,255	22.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,950,048	6,950,048	6,667,181	5.4%

		Total Electronics		6,950,048	6,667,181	5.4%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.76% Cash, 6/19/2018	$5,050,436	5,038,131	5,037,810	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,512,732	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,791,595	2,791,595	2,763,679	2.3%

		Total Food and Beverage		10,342,458	10,347,610	8.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,459,134	5,374,249	5,459,134	4.5%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	294,500	0.1%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,129,704	3,990,000	3.3%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,443,750	4,373,369	4,159,350	3.4%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,312,500	2,295,234	2,277,813	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,443,919	4,361,438	4,460,806	3.6%

		Total Healthcare Services		21,033,994	20,641,603	16.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 5/16/2019	$9,368,327	9,206,438	9,579,115	7.9%
HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2020	1,600,000	1,569,149	1,576,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	—	—	(36,000)	0.0%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	223,604	0.2%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,247,365	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,085,128	1.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	350,464	0.3%

		Total Media		11,275,587	15,025,676	12.4%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C.	Metals	Revolver 9.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,563	15,262,000	12.3%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	300,652	0.2%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,732,976	2,374,260	1,684,118	1.4%

		Total Publishing		2,374,260	1,984,770	1.6%

Censis Technologies, Inc.	Software	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,850,000	11,634,939	11,850,000	9.7%
Censis Technologies, Inc. (g), (h)	Software	Limited Partner Interests	999	999,000	981,627	0.8%
Community Investors, Inc. (g)	Software	Common Stock	1,282	1,282	1,769	0.0%
Community Investors, Inc.	Software	First Lien, Last Out Term Loan 11.78% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software	First Lien Term Loan B 12.25% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software	Preferred Stock	63,463	149,138	87,579	0.1%
Community Investors, Inc.	Software	Preferred Stock—A2	38,641	100,853	53,325	0.0%
Community Investors, Inc. (g)	Software	Preferred Stock—A Shares	135,584	135,584	187,106	0.2%
Finalsite Holdings, Inc.	Software	Second Lien Term Loan 10.25% Cash, 5/21/2020	$7,500,000	7,429,305	7,500,000	6.1%
Identity Automation Systems (g)	Software	Common Stock Class A Units	232,616	232,616	225,638	0.2%
Identity Automation Systems	Software	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,475,000	4,433,897	4,475,000	3.7%
Pen-Link, Ltd. (d)	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,326,376	10,500,000	8.6%

		Total Software		49,942,990	50,362,044	41.1%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,881,694	5,955,441	5.0%

		Total Utilities		5,881,694	5,955,441	5.0%

Sub Total Non-control/Non-affiliated investments				222,505,383	223,506,589	182.3%

Control investments—13.9% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.32%, 10/17/2023	$30,000,000	15,953,001	17,031,146	13.9%

Sub Total Control investments				15,953,001	17,031,146	13.9%

TOTAL INVESTMENTS—196.2% (b)				$238,458,384	$240,537,735	196.2%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,598,742, as of February 28, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.32% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/ (losses)	Net Unrealized gains
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,707,230	$1,520,205	$—	$1,078,145

(g)	Non-income producing at February 28, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 28, 2015 (See note 8).
(k)	Includes an analysis of the value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.
(m)	The entire commitment was funded at February 28, 2015.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2014

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—164.2% (b)
PATS Aircraft, LLC	Aerospace	Common Stock	51,813	89,636	89,636	0.1%
PATS Aircraft, LLC	Aerospace	First Lien Term Loan 8.50% Cash, 10/6/2016	$254,598	254,598	254,598	0.2%

		Total Aerospace		344,234	344,234	0.3%

National Truck Protection Co., Inc. (d, g)	Automotive Aftermarket	Common Stock	1,116	1,000,000	1,152,531	1.0%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% (13.50% Cash/2.00% PIK), 9/13/2018	$8,250,000	8,250,000	8,250,000	7.3%
Take 5 Oil Change, L.L.C. (d, g)	Automotive Aftermarket	Common Stock	7,128	712,800	1,217,747	1.1%

		Total Automotive Aftermarket		9,962,800	10,620,278	9.4%

Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting A-1	2,535	220,900	552,351	0.5%
Legacy Cabinets Holdings (d, g)	Building Products	Common Stock Voting B-1	1,600	139,424	348,624	0.3%

		Total Building Products		360,324	900,975	0.8%

ARSloane Acquistion, LLC	Business Services	First Lien Term Loan 7.50% Cash, 10/1/2019	$997,500	988,200	1,004,981	0.9%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$6,000,000	5,943,801	6,013,800	5.3%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,882,278	7,525,000	6.6%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$7,507,024	7,387,970	7,507,024	6.6%
Easy Ice, LLC (i), (j)	Business Services	Delayed Draw Term Loan 14.00% (11.00% Cash/3.00% PIK), 3/29/2018	$—	—	—	0.0%
Emily Street Enterprises, L.L.C. (d)	Business Services	Senior Secured Note 12.00% (11.00% Cash/1.00% PIK), 12/28/2017	$5,767,983	5,680,703	5,767,983	5.1%
Emily Street Enterprises, L.L.C. (d, g)	Business Services	Warrant Membership Interests	49,318	400,000	601,679	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$3,990,000	3,954,385	3,960,075	3.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,972,758	2,000,000	1.8%
Knowland Technology Holdings, L.L.C. (d)	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$6,200,000	6,107,034	6,200,000	5.5%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	First Lien Term Loan 5.00% Cash, 8/20/2020	$4,987,500	4,941,335	5,018,921	4.4%
Trinet HR Corporation (SOI Holdings, Inc.) (d)	Business Services	Second Lien Term Loan 8.75% Cash, 2/20/2021	$2,500,000	2,453,145	2,518,750	2.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,261,074	9,115,415	9,075,853	8.0%
Vector Controls Holding Co., LLC (d, g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	136,217	0.1%

		Total Business Services		55,827,024	57,330,283	50.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan 11.00% Cash, 5/24/2016	$3,738,369	3,704,766	3,663,602	3.3%
Targus Holdings, Inc. (d, g)	Consumer Products	Common Stock	62,413	566,765	730,232	0.6%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	1,387,848	1.2%
Targus Holdings, Inc. (d)	Consumer Products	Unsecured Note 16.00% Cash, 10/26/2018	$384,577	379,471	336,505	0.3%

		Total Consumer Products		6,705,160	6,118,187	5.4%

Avionte Holdings, LLC	Consumer Services	Common Stock	$100,000	100,000	100,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,940,000	3,000,000	2.6%
Avionte Holdings, LLC (i), (j)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$1,319,891	1,273,596	1,319,891	1.2%
Expedited Travel L.L.C. (d)	Consumer Services	First Lien Term Loan 9.00% Cash, 12/28/2017	$4,580,000	4,501,104	4,580,000	4.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 12/31/2016	$4,274,194	4,236,035	4,247,694	3.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,931,888	5,044,000	4.5%

		Total Consumer Services		17,982,623	18,291,585	16.1%

M/C Acquisition Corp., L.L.C. (d, g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/13/14	$2,512,184	1,358,250	90,128	0.1%

		Total Education		1,388,491	90,128	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,901,547	6,901,547	6,741,431	5.9%

		Total Electronics		6,901,547	6,741,431	5.9%

USS Parent Holding Corp. (d, g)	Environmental	Non Voting Common Stock	765	133,002	220,992	0.2%
USS Parent Holding Corp. (d, g)	Environmental	Voting Common Stock	17,396	3,025,798	5,027,574	4.4%

		Total Environmental		3,158,800	5,248,566	4.6%

DS Waters of America, Inc. (d)	Food and Beverage	First Lien Term Loan 5.25% Cash, 8/30/2020	$2,493,750	2,470,506	2,531,156	2.2%
HOA Restaurant Group, L.L.C. (d)	Food and Beverage	Senior Secured Note 11.25% Cash, 4/1/2017	$4,000,000	3,918,437	4,240,000	3.7%
TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.75% Cash, 6/19/2018	$5,101,971	5,082,013	5,127,481	4.5%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,543,154	2,513,130	2,555,870	2.3%
TM Restaurant Group L.L.C. (d)	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,845,690	2,831,271	2,831,462	2.5%

		Total Food and Beverage		16,815,357	17,285,969	15.2%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$5,509,782	5,405,325	5,509,782	4.9%
Bristol Hospice, LLC (i), (j)	Healthcare Services	Delayed Draw Term Loan 11.00%(10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term A Loan 10.75% Cash, 12/27/2017	$6,373,113	6,273,020	6,373,113	5.5%
Oceans Acquisition, Inc. (d)	Healthcare Services	First Lien Term B Loan 10.75% Cash, 12/27/2017	$500,000	490,224	500,000	0.4%
Oceans Acquisition, Inc. (i)	Healthcare Services	Delayed Draw Term Loan 10.75% Cash, 12/27/2017	$—	—	—	0.0%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,488,750	4,406,559	4,488,750	4.0%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,437,500	2,415,591	2,449,688	2.2%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 6.50% Cash, 8/16/2020	$4,488,750	4,405,073	4,488,750	4.0%

		Total Healthcare Services		23,395,792	23,810,083	21.0%

McMillin Companies L.L.C. (d, g, h)	Homebuilding	Senior Secured Note 0% Cash, 12/31/2013	$550,000	558,434	344,355	0.3%

		Total Homebuilding		558,434	344,355	0.3%

Distribution International, Inc. (d)	Manufacturing	First Lien Term Loan 7.50% Cash, 7/16/2019	$5,970,000	5,916,094	5,970,000	5.3%

		Total Manufacturing		5,916,094	5,970,000	5.3%

Elyria Foundry Company, L.L.C. (d)	Metals	Senior Secured Note 17.00% (13.00% Cash/4.00% PIK), 9/14/2014	$8,859,614	8,859,614	6,644,711	5.9%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2008)	7,000	20	—	0.0%
Elyria Foundry Company, L.L.C. (d, g)	Metals	Warrants to Purchase Limited Liability Company Interests (2013)	18,227	—	—	0.0%

		Total Metals		8,859,634	6,644,711	5.9%

Network Communications, Inc. (d, g)	Publishing	Common Stock	380,572	—	—	0.0%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,601,736	2,202,168	1,190,888	1.0%

		Total Publishing		2,202,168	1,190,888	1.0%

Community Investors, Inc. (d, g)	Software	Common Stock	1,282	1,282	1,449	0.0%
Community Investors, Inc. (d)	Software	First Lien Term Loan 9.75% Cash, 5/9/2018	$6,983,333	6,863,915	6,983,333	6.2%
Community Investors, Inc. (d), (i), (j)	Software	Revolver	$166,667	—	—	0.0%
Community Investors, Inc. (d, g)	Software	Preferred Stock	135,584	135,584	153,210	0.1%
Pen-Link, Ltd.	Software	Second Lien Term Loan 12.50% Cash, 5/26/2019	$11,500,000	11,280,887	11,500,000	10.2%

		Total Software		18,281,668	18,637,992	16.5%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$6,705,441	6,606,457	6,705,441	5.9%

		Total Utilities		6,606,457	6,705,441	5.9%

Sub Total Non-control/Non-affiliated investments				185,266,607	186,275,106	164.2%

Control investments—17.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 15.16%, 10/17/2023	$30,000,000	16,555,808	19,569,596	17.3%

Sub Total Control investments				16,555,808	19,569,596	17.3%

TOTAL INVESTMENTS—181.5% (b)				$201,822,415	$205,844,702	181.5%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.5% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $113,427,929 as of February 28, 2014.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 15.16% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/ (losses)	Net Unrealized gains/(losses)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$3,410,868	$1,775,141	$—	$3,013,788

(g)	Non-income producing at February 28, 2014.
(h)	In connection with the restructuring of this investment, the Company agreed to forego the receipt of any interest payments thereon.
(i)	The investment has an unfunded commitment as of February 28, 2015 (See note 8).
(j)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
INCREASE FROM OPERATIONS:
Net investment income	$9,673,850	$8,874,446	$6,469,707
Net realized gain from investments	3,276,450	1,270,765	561,700
Net realized loss from derivatives	—	—	(131,000)
Net unrealized appreciation (depreciation) on investments	(1,942,936)	(1,648,046)	7,012,726
Net unrealized appreciation on derivatives	—	—	130,925

Net increase in net assets from operations	11,007,364	8,497,165	14,044,058

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(2,156,740)	(12,534,807)	(16,475,809)

Net decrease in net assets from shareholder distributions	(2,156,740)	(12,534,807)	(16,475,809)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	320,189	10,027,697	13,180,503

Net increase in net assets from capital share transactions	320,189	10,027,697	13,180,503

Total increase in net assets	9,170,813	5,990,055	10,748,752
Net assets at beginning of period	113,427,929	107,437,874	96,689,122

Net assets at end of period	$122,598,742	$113,427,929	$107,437,874

Net asset value per common share	$22.70	$21.08	$22.71
Common shares outstanding at end of period	5,401,899	5,379,616	4,730,116
Distribution in excess of net investment income	$(23,905,603)	$(31,123,667)	$(25,771,838)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$11,007,364	$8,497,165	$14,044,058
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,204,458)	(1,007,494)	(1,062,687)
Net accretion of discount on investments	(540,069)	(666,849)	(975,475)
Amortization of deferred debt financing costs	929,773	903,289	482,306
Net realized gain from investments	(3,276,450)	(1,270,765)	(561,700)
Net realized loss from derivatives	—	—	131,000
Net unrealized (appreciation) depreciation on investments	1,942,936	1,648,046	(7,012,726)
Net unrealized appreciation on derivatives	—	—	(130,925)
Proceeds from sale and redemption of investments	73,257,332	71,606,736	21,487,698
Purchase of investments	(104,872,326)	(121,073,990)	(71,595,649)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(14,882,101)	8,793,029	13,448,053
Interest receivable	102,455	317,505	(1,199,954)
Management fee receivable	(21,807)	65,747	11,728
Other assets	(34,930)	68,946	11,416
Receivable from unsettled trades	—	1,817,074	(1,757,563)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	—	(4,072,500)
Management and incentive fees payable	482,890	(405,158)	2,181,511
Accounts payable and accrued expenses	10,621	389,530	(269,911)
Interest and debt fees payable	532,331	615,339	204,534
Due to manager	(32,334)	175,641	(171,581)

NET CASH USED BY OPERATING ACTIVITIES	(36,598,773)	(29,526,209)	(36,808,367)

Financing activities
Borrowings on debt	52,300,000	18,000,000	55,550,000
Paydowns on debt	(13,700,000)	(28,300,000)	(15,250,000)
Issuance of notes	—	48,300,000	—
Debt financing cost	(1,972,618)	(2,821,806)	(1,373,000)
Payments of cash dividends	(1,434,349)	(2,507,112)	(3,295,306)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,193,033	32,671,082	35,631,694

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,405,740)	3,144,873	(1,176,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,293,898	149,025	1,325,698

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,888,158	$3,293,898	$149,025

Supplemental information:
Interest paid during the period	$5,912,862	$4,565,262	$1,853,573
Supplemental non-cash information:
Paid-in-kind interest income	$1,204,458	$1,007,494	$1,062,687
Net accretion of discount on investments	$540,069	$666,849	$975,475
Amortization of deferred debt financing costs	$929,773	$903,289	$482,306
Stock dividend distribution	$320,189	$10,027,697	$13,180,503

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

Note 1. Organization

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

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

The Company and SBIC are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC’s status as investment companies during the year ended February 28, 2015.

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

Correction of Immaterial Errors Related to Prior Period

During the year ended February 28, 2015, the Company identified errors related to the accounting for the capital gains portion of the incentive fee for the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011, as well as the cumulative impact of these errors as of February 28, 2014.

The Company assessed the materiality of these errors and concluded they were not material to any prior annual periods, but the cumulative impact of correcting them in the current period would be quantitatively material to the results of operations of the Company for the year ended February 28, 2015, if the entire adjustment was recorded in that period. Therefore, the consolidated financial statements as of and for the years ended February 28, 2014 and 2013 have been corrected.

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

Revised Consolidated Statement of Assets and Liabilities

	As of February 28, 2014
	As Previously Reported	Adjustments	As Revised
LIABILITIES
Management and incentive fees payable	$3,857	$1,496	$5,353
Total liabilities	104,253	1,496	105,749
NET ASSETS
Distribution in excess of net investment income	(29,628)	(1,496)	(31,124)
Total Net Assets	$114,924	$(1,496)	$113,428

NET ASSET VALUE PER SHARE	$21.36	$(0.28)	$21.08

	As of November 30, 2014
	As Previously Reported	Adjustments	As Revised
LIABILITIES
Management and incentive fees payable	$4,551	$1,554	$6,105
Total liabilities	138,684	1,554	140,238
NET ASSETS
Distribution in excess of net investment income	(23,753)	(1,554)	(25,307)
Total Net Assets	$122,316	$(1,554)	$120,762

NET ASSET VALUE PER SHARE	$22.74	$(0.29)	$22.45

	As of August 31, 2014
	As Previously Reported	Adjustments	As Revised
LIABILITIES
Management and incentive fees payable	$4,221	$1,473	$5,694
Total liabilities	127,412	1,473	128,885
NET ASSETS
Distribution in excess of net investment income	(25,494)	(1,473)	(26,967)
Total Net Assets	$119,818	$(1,473)	$118,345

NET ASSET VALUE PER SHARE	$22.27	$(0.27)	$22.00

	As of May 31, 2014
	As Previously Reported	Adjustments	As Revised
LIABILITIES
Management and incentive fees payable	$3,649	$1,494	$5,143
Total liabilities	122,552	1,494	124,046
NET ASSETS
Distribution in excess of net investment income	(27,567)	(1,494)	(29,061)
Total Net Assets	$116,682	$(1,494)	$115,188

NET ASSET VALUE PER SHARE	$21.69	$(0.28)	$21.41

Revised Consolidated Statements of Operations

	Year Ended February 28, 2014			Year Ended February 28, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EXPENSES
Incentive management fees	$692	$247	$939	$2,045	$558	$2,603
Total expenses	13,772	247	14,019	9,979	558	10,537
NET INVESTMENT INCOME	9,121	(247)	8,874	7,028	(558)	6,470
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,744	$(247)	$8,497	$14,602	$(558)	$14,044
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.78	$(0.05)	$1.73	$3.55	$(0.13)	$3.42

	Three Months Ended November 30, 2014			Nine Months Ended November 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EXPENSES
Incentive management fees	$852	$81	$933	$2,022	$58	$2,080
Total expenses	4,595	81	4,676	13,081	58	13,139
NET INVESTMENT INCOME	2,710	(81)	2,629	6,843	(58)	6,785
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,466	$(81)	$3,385	$8,360	$(58)	$8,302
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.64	$(0.01)	$0.63	$1.55	$(0.01)	$1.54

	Three Months Ended August 31, 2014			Six Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EXPENSES
Incentive management fees	$790	$(21)	$769	$1,170	$(23)	$1,147
Total expenses	4,403	(21)	4,382	8,486	(23)	8,463
NET INVESTMENT INCOME	2,072	21	2,093	4,133	23	4,156
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,136	$21	$3,157	$4,894	$23	$4,917
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.01	$0.59	$0.91	$—	$0.91

	Three Months Ended May 31, 2014
	As Previously Reported	Adjustments	As Revised
EXPENSES
Incentive management fees	$380	$(2)	$378
Total expenses	4,083	(2)	4,081
NET INVESTMENT INCOME	2,061	2	2,063
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,758	$2	$1,760
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.33	$—	$0.33

Revised Consolidated Statements of Changes in Net Assets

	Year Ended February 28, 2014			Year Ended February 28, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
INCREASE FROM OPERATIONS
Net investment income	$9,121	$(247)	$8,874	$7,028	$(558)	$6,470
Net increase in net assets from operations	8,744	(247)	8,497	14,602	(558)	14,044

Total increase in net assets	6,237	(247)	5,990	11,307	(558)	10,749
Net assets at beginning of period	108,687	(1,249)	107,438	97,380	(691)	96,689

Net assets at end of period	$114,924	$(1,496)	$113,428	$108,687	$(1,249)	$107,438

Net asset value per common share	$21.36	$(0.28)	$21.08	$22.98	$(0.27)	$22.71
Distribution in excess of net investment income	$(29,628)	$(1,496)	$(31,124)	$(24,523)	$(1,249)	$(25,772)

	Nine Months Ended November 30, 2014
	As Previously Reported	Adjustments	As Revised
INCREASE FROM OPERATIONS
Net investment income	$6,843	$(58)	$6,785
Net increase in net assets from operations	8,360	(58)	8,302

Total increase in net assets	7,392	(58)	7,334
Net assets at beginning of period	114,924	(1,496)	113,428

Net assets at end of period	$122,316	$(1,554)	$120,762

Net asset value per common share	$22.74	$(0.29)	$22.45
Distribution in excess of net investment income	$(23,753)	$(1,554)	$(25,307)

	Six Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Revised
INCREASE FROM OPERATIONS
Net investment income	$4,133	$23	$4,156
Net increase in net assets from operations	4,894	23	4,917

Total increase in net assets	4,894	23	4,917
Net assets at beginning of period	114,924	(1,496)	113,428

Net assets at end of period	$119,818	$(1,473)	$118,345

Net asset value per common share	$22.27	$(0.27)	$22.00
Distribution in excess of net investment income	$(25,494)	$(1,473)	$(26,967)

	Three Months Ended May 31, 2014
	As Previously Reported	Adjustments	As Revised
INCREASE FROM OPERATIONS
Net investment income	$2,061	$2	$2,063
Net increase in net assets from operations	1,758	2	1,760

Total increase in net assets	1,758	2	1,760
Net assets at beginning of period	114,924	(1,496)	113,428

Net assets at end of period	$116,682	$(1,494)	$115,188

Net asset value per common share	$21.69	$(0.28)	$21.41
Distribution in excess of net investment income	$(27,567)	$(1,494)	$(29,061)

Revised Consolidated Statements of Cash Flows

	Year Ended February 28, 2014			Year Ended February 28, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,744	$(247)	$8,497	$14,602	$(558)	$14,044

Increase (decrease) in operating liabilities:
Management and incentive fees payable	(652)	247	(405)	1,624	558	2,182

	Nine Months Ended November 30, 2014
	As Previously Reported	Adjustments	As Revised
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,360	$(58)	$8,302

Increase (decrease) in operating liabilities:
Management and incentive fees payable	694	58	752

	Six Months Ended August 31, 2014
	As Previously Reported	Adjustments	As Revised
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$4,894	$23	$4,917

Increase (decrease) in operating liabilities:
Management and incentive fees payable	364	(23)	341

	Three Months Ended May 31, 2014
	As Previously Reported	Adjustments	As Revised
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$1,758	$2	$1,760

Increase (decrease) in operating liabilities:
Management and incentive fees payable	(208)	(2)	(210)

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

In April 2015, the FASB has issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed, and is to be applied on a retrospective basis. The Company has adopted the provisions of ASU 2015-03 as of February 28, 2015, by reclassifying deferred debt financing costs from within total assets to within total liabilities as a contra-liability. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2015, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the IRS. As of February 28, 2015 and February 28, 2014, there were no uncertain tax positions.

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

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statement.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$18,302	$18,302
First lien term loans	—	—	145,207	145,207
Second lien term loans	—	—	35,603	35,603
Unsecured notes	—	—	4,230	4,230
Structured finance securities	—	—	17,031	17,031
Equity interest	—	—	20,165	20,165

Total	$—	$—	$240,538	$240,538

The following table presents fair value measurements of investments, by major class, as of February 28, 2014 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$32,390	$32,390
First lien term loans	—	—	110,278	110,278
Second lien term loans	—	—	27,804	27,804
Unsecured notes	—	—	5,471	5,471
Structured finance securities	—	—	19,570	19,570
Equity interest	—	—	10,332	10,332

Total	$—	$—	$205,845	$205,845

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845
Net unrealized gains (losses)	(763)	(206)	(409)	(1,458)	(1,936)	2,829	(1,943)
Purchases and other adjustments to cost	56	83,456	18,667	217	—	4,221	106,617
Sales and redemptions	(13,461)	(42,445)	(10,522)	—	(603)	(6,226)	(73,257)
Net realized gain from investments	80	387	63	—	—	2,746	3,276
Transfers In/Out	—	(6,263)	—	—	—	6,263	—

Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) for the year ended February 28, 2015 on investments held as of February 28, 2015 is ($1,456,791) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2014 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2013	$—	$107,097	$9,571	$4,874	$25,517	$8,021	$155,080
Net unrealized gains (losses)	407	(354)	165	207	(3,558)	1,485	(1,648)
Purchases and other adjustments to cost	37,048	63,743	20,727	390	—	841	122,749
Sales and redemptions	(5,138)	(60,890)	(3,030)	—	(2,389)	(160)	(71,607)
Net realized gain (loss) from investments	73	682	371	—	—	145	1,271

Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) for the year ended February 28, 2014 on investments held as of February 28, 2014 is $(1,767,285) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	18,302	Market Comparables	Third-Party Bid	93.6% -100.4%

First lien term loans	145,206	Market Comparables	Market Yield (%)	5.8% - 17.7%

			EBITDA Multiples (x)	3.0x

			Third-Party Bid	79.3 - 105.0

Second lien term loans	35,603	Market Comparables	Market Yield (%)	8.5% - 15.0%

			Third-Party Bid	98.3% - 98.3%

Unsecured notes	4,230	Market Comparables	Market Yield (%)	13.2% - 20.3%

Structured finance securities	17,031	Discounted Cash Flow	Discount Rate (%)	12.0%

Equity interests	20,165	Market Comparables	EBITDA Multiples (x)	5.0x - 12.1x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2014 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$32,390	Market Comparables	Third-Party Bid	99.5 - 100.6

First lien term loans	110,278	Market Comparables	Market Yield (%)	5.1% - 42.5%

			EBITDA Multiples (x)	3.0x - 5.0x

			Third-Party Bid	83.3 - 107.5

Second lien term loans	27,804	Market Comparables	Market Yield (%)	9.6% - 12.5%

			Third-Party Bid	100.0 - 101.8

Unsecured notes	5,471	Market Comparables	Market Yield (%)	12.8% - 20.3%

Structured finance securities	19,570	Discounted Cash Flow	Discount Rate (%)	9.0%

Equity interests	10,332	Market Comparables	EBITDA Multiples (x)	6.3x - 12.0x

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

The composition of our investments as of February 28, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,658	7.8%	$18,302	7.6%
First lien term loans	144,959	60.8	145,207	60.3
Second lien term loans	35,748	15.0	35,603	14.8
Unsecured notes	7,366	3.1	4,230	1.8
Structured finance securities	15,953	6.7	17,031	7.1
Equity interest	15,774	6.6	20,165	8.4

Total	$238,458	100.0%	$240,538	100.0%

The composition of our investments as of February 28, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$31,982	15.8%	$32,390	15.7%
First lien term loans	112,039	55.6	110,278	53.6
Second lien term loans	27,540	13.6	27,804	13.5
Unsecured notes	7,149	3.5	5,471	2.7
Structured finance securities	16,556	8.2	19,570	9.5
Equity interest	6,556	3.3	10,332	5.0

Total	$201,822	100.0%	$205,845	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2015. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we accrued $1.5 million, $1.8 million, and $2.0 million in management fee income, respectively, and $2.7 million, $3.4 million, and $4.2 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At February 28, 2015, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $17.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2015, Saratoga CLO had investments with a principal balance of $296.9 million and a weighted average spread over LIBOR of 4.3%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2015, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $17.3 million, which had a present value of approximately $17.0 million, using a 12.0% discount rate.

At February 28, 2014, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $19.6 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2014, Saratoga CLO had investments with a principal balance of $301.1 million and a weighted average spread over LIBOR of 1.8%, and had debt with a principal balance of $284.1 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2014, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $24.9 million, which had a present value of approximately $20.2 million, using a 9.0% discount rate.

The separate audited financial statements of Saratoga CLO as of February 28, 2015 and 2014, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the twelve months ended February 28, 2015, 2014 and 2013, are presented on page S-1.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2015 and February 28, 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the Saratoga CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 28, 2015	February 28, 2014
Accumulated net investment income/(loss)	$(299)	$(1,691)
Accumulated net realized gains (losses) on investments	593	1,691
Additional paid-in-capital	(294)	—

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2015 and February 28, 2014 was as follows (dollars in thousands):

	February 28, 2015	February 28, 2014
Ordinary Income	$2,157	$12,535
Capital gains	—	—
Return of capital	—	—

Total	$2,157	$12,535

For federal income tax purposes, as of February 28, 2015, the aggregate net unrealized depreciation for all securities is $3.6 million. The aggregate cost of securities for federal income tax purposes is $522.4 million.

For federal income tax purposes, as of February 28, 2014, the aggregate net unrealized depreciation for all securities is $0.04 million. The aggregate cost of securities for federal income tax purposes is $486.8 million.

At February 28, 2015 and February 28, 2014, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 28, 2015	February 28, 2014
Post October loss deferred	$(27,303)	$—
Accumulated capital losses	(32,308)	(64,101)
Other temporary differences	(2,684)	(304)
Undistributed ordinary income	10,578	963
Unrealized appreciation/(depreciation)	(3,662)	(41)

Total components of accumulated losses	$(55,379)	$(63,483)

Capital losses incurred after October 31 (“post-October losses”) within the taxable year are deemed to arise on the first business day of the Company’s next taxable year. For the year ended February 28, 2015, the Company will elect to defer $27.3 million of current year post-October losses.

The Company has incurred capital losses of $19.3, $13.0 million for the years ended February 28, 2011 and 2010. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019, 2018.

The Company utilized $4.3 million of capital loss carryovers and $27.4 million of Post RIC-modernization act capital loss carryovers.

At February 28, 2015 and February 28, 2014, the Company had a short term capital loss of $0 million and $11.2 million, respectively, and a long-term capital loss of $0 million and $16.3 million, respectively, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of Investment Company Taxable Income (“ICTI”) earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the calendar year ended December 31, 2014, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $293,653 in federal excise taxes.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2011-2015), and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

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

For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we incurred $4.2 million, $3.3 million and $2.1 million in base management fees, respectively. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we incurred $2.2 million, $1.0 million and $1.0 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2015, we accrued of $0.3 million in incentive fees related to capital gains. For the year ended February 28, 2014, there was a reduction of $0.1 million in incentive fees related to capital gains. For the year ended February 28, 2013, we accrued $1.6 million in incentive management fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2015, the base management fees accrual was $1.0 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2014, the base management fees accrual was $0.9 million and the incentive fees accrual was $4.5 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we recognized $1.0 million, $1.0 million and $1.0 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2015, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2014, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 28, 2015, 2014 and 2013, the Company bought investments fair valued at $0.0 million, $0.3 million, and $0.0 million, respectively, from the Saratoga CLO and sold no investments to related parties.

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

As of February 28, 2015, there was $9.6 million outstanding under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. $2.7 million of financing costs related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we recorded $0.9 million, $1.0 million and $2.0 million of interest expense, respectively. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we recorded $0.3 million, $0.4 million and $0.4 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rates during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 on the outstanding borrowings under the Credit Facility were 6.00%, 7.50% and 7.50%, respectively.

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

Our borrowing base under the Credit Facility was $36.3 million subject to the Credit Facility cap of $45.0 million at February 28, 2015. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2015 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the quarter ended November 30, 2014. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2015, we have funded SBIC LP with $59.3 million of equity capital, and have $79.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of February 28, 2015 and February 28, 2014, there was $79.0 million and $50.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. $3.0 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the years ended February 28, 2015 and February 28, 2014, we recorded $2.0 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2015 and February 28, 2014, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the years ended February 28, 2015 and February 28, 2014 on the outstanding borrowings of the SBA debentures was 2.93% and 3.03%, respectively.

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

As of February 28, 2015, the carrying amount and fair value of the Notes was $48.3 million and $49.8 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of February 28, 2015, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the year ended February 28, 2015, we recorded $3.6 million of interest expense and $0.3 million of amortization of deferred financing costs related to the Notes.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
($ in thousands)
Long-Term Debt Obligations	$136,900	$—	$—	$—	$136,900

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.2 million and $12.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2015 and 2014, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2015 and 2014 is shown in the table below (dollars in thousands):

	As of
	February 28, 2015	February 28, 2014
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	—
Avionte Holdings, LLC	1,000	1,000
Knowland Technology Holdings, L.L.C.	300	—
Easy Ice, LLC	—	3,000
Oceans Acquisition, Inc.	—	500
Community Investors, Inc.	—	167

Total	$11,200	$12,167

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2015, February 28, 2014, and February 28, 2013, we accrued $0.2 million, $0.2 million, and $0.2 million for directors’ fees expense, respectively. As of February 28, 2015 and February 28, 2014, $0.02 million and $0.05 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 28, 2015, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of February 28, 2015, the Company had not purchased any shares of common stock pursuant to this repurchase plan.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the years ended February 28, 2015, February 28, 2014, and February 28, 2013 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2015	February 28, 2014	February 28, 2013
Net increase in net assets from operations	$11,007	$8,497	$14,044
Weighted average common shares outstanding	5,385,049	4,920,517	4,110,484
Earnings per common share-basic and diluted	$2.04	$1.73	$3.42

Note 12. Dividend

On September 24, 2014, the Company declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

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

Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17, and 19, 2012.

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

The following tables summarize dividends declared during the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
September 24, 2014	October 30, 2014	November 28, 2014	$0.18	$968
September 24, 2014	January 29, 2015	February 27, 2015	$0.22	$1,189

Total dividends declared			$0.40	$2,157

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	$12,535

Total dividends declared			$2.65	$12,535

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	$16,476

Total dividends declared			$4.25	$16,476

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	$9,831

Total dividends declared			$3.00	$9,831

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	$11,796

Total dividends declared			$4.40	$11,796

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights –

The following is a schedule of financial highlights for the years ended February 28, 2015, February 28, 2014, February 28, 2013, February 29, 2012, and February 28, 2011:

	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011
Per share data:
Net asset value at beginning of period	$21.08	$22.71	$24.94	$26.20	$32.75
Net investment income(1)	1.80	1.80	1.57	1.52	2.06
Net realized and unrealized gains and losses on investments and derivatives	0.24	(0.07)	1.85	2.21	4.80

Net increase in net assets from operations	2.04	1.73	3.42	3.73	6.86
Distributions declared from net investment income	(0.40)	(2.65)	(4.25)	(3.00)	(4.40)
Distributions declared from net realized capital gains	—	—	—	—	—

Total distributions to stockholders	(0.40)	(2.65)	(4.25)	(3.00)	(4.40)
Other(5)	(0.02)	(0.71)	(1.40)	(1.99)	(9.01)
Net asset value at end of period	$22.70	$21. 08	$22.71	$24.94	$26.20
Net assets at end of period	$122,598,742	$113,427,929	$107,437,874	$96,689,122	$85,844,605
Shares outstanding at end of period	5,401,899	5,379,616	4,730,116	3,876,661	3,277,077
Per share market value at end of period	$15.76	$15.85	$17.02	$15.88	$17.58
Total return based on market value(2)	1.63%	9.11%	36.67%	12.82%	38.25%
Total return based on net asset value(3)	10.09%	8.75%	16.12%	16.98%	(0.07)%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets(4)	8.11%	7.97%	6.26%	5.64%	6.58%
Ratio of operating expenses to average net assets(4)	6.52%	6.28%	5.22%	5.66%	12.02%
Ratio of incentive management fees to average net assets	2.14%	0.84%	2.52%	1.85%	2.75%
Ratio of credit facility related expenses to average net assets	6.19%	5.46%	2.46%	1.40%	3.42%
Ratio of total expenses to average net assets(4)	14.85%	12.59%	10.19%	8.91%	11.99%
Portfolio turnover rate(6)	31.28%	37.82%	17.30%	36.34%	10.14%

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period. Net investment income excluding expense waiver and reimbursement equals $2.05 per share for the year ended February 28, 2011.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.

(4)	For the year ended February 28, 2011, net of the expense waiver and reimbursement arrangement, the ratio of net investment income, operating expenses, total expenses to average net assets is 6.24%, 12.36%, and 12.33%, respectively.

(5)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

Note 14. Selected Quarterly Data (Unaudited)

	2015
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$7,451	$7,305	$6,475	$6,144
Net investment income	2,889	2,629	2,093	2,063
Net realized and unrealized gain (loss)	(184)	756	1,064	(303)
Net increase in net assets resulting from operations	2,705	3,385	3,157	1,760
Net investment income per common share at end of each quarter	$0.50	$0.49	$0.39	$0.38
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.03)	$0.14	$0.20	$(0.06)
Dividends declared per common share	$0.22	$0.18	$—	$—
Net asset value per common share	$22.70	$22.45	$22.00	$21.41

	2014
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,687	$5,801	$5,388	$6,018
Net investment income	1,525	2,407	2,629	2,313
Net realized and unrealized gain (loss)	2,236	(1,630)	(2,313)	1,330
Net increase (decrease) in net assets resulting from operations	3,761	777	316	3,644
Net investment income per common share at end of each quarter	$0.28	$0.50	$0.56	$0.49
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.42	$(0.34)	$(0.49)	$0.28
Dividends declared per common share	$—	$2.65	$—	$—
Net asset value per common share	$21.08	$20.39	$23.55	$23.48

	2013
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,191	$4,034	$4,163	$3,619
Net investment income	1,779	2,343	1,179	1,169
Net realized and unrealized gain (loss)	3,843	(1,744)	3,557	1,918
Net increase in net assets resulting from operations	5,623	599	4,735	3,087
Net investment income per common share at end of each quarter	$0.38	$0.59	$0.30	$0.30
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.81	$(0.44)	$0.92	$0.49
Dividends declared per common share	$—	$4.25	$—	$—
Net asset value per common share	$22.71	$21.52	$26.96	$25.74

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, February 29, 2012 and February 28, 2011. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

Note 15. Subsequent Events

On May 14, 2015, the Company announced that its Board of Directors has declared a special dividend to shareholders of $1.00 per share, payable on June 5, 2015 to all stockholders of record at the close of business on May 26, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP.

On April 9, 2015, the Company declared a dividend of $0.27 per share payable for the fiscal quarter ended February 28, 2015, payable on May 29, 2015 to all stockholders of record at the close of business on May 4, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue $75 million of additional SBA-guaranteed debentures in addition to the $150 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

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

Report of Independent Auditors

The Collateral Manager and Directors,

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statements of assets and liabilities, as of February 28, 2015 and February 28, 2014, including the schedules of investments, and the statements of operations, changes in net assets and cash flows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 28, 2015 and February 28, 2014, and the results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

May 20, 2015

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	February 28, 2015	February 28, 2014
ASSETS
Investments
Fair value loans (amortized cost of $295,193,588 and $299,137,566, respectively)	$294,621,817	$300,491,077
Fair value other/structured finance securities (amortized cost of $2,566,752 and $0, respectively)	617,451	—

Total investments at fair value (amortized cost of $297,760,340 and $299,137,566, respectively)	295,239,268	300,491,077
Cash and cash equivalents	5,831,797	8,018,933
Receivable from open trades	2,119,687	1,801,266
Interest receivable	1,290,637	1,450,952
Other assets	—	91,336

Total assets	$304,481,389	$311,853,564

LIABILITIES
Interest payable	$631,886	$622,476
Payable from open trades	5,214,331	9,445,000
Accrued base management fee	85,957	75,053
Accrued subordinated management fee	85,957	75,053
Class X Notes—SIC CLO 2013-1, Ltd.	—	1,666,666
Class A-1 Notes—SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes—SIC CLO 2013-1, Ltd.	(1,495,802)	(1,671,864)
Class A-2 Notes—SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes—SIC CLO 2013-1, Ltd.	(155,050)	(173,300)
Class B Notes—SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes — SIC CLO 2013-1, Ltd.	(1,007,205)	(1,125,757)
Class C Notes—SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes—SIC CLO 2013-1, Ltd.	(627,091)	(700,902)
Class D Notes—SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes — SIC CLO 2013-1, Ltd.	(814,013)	(909,825)
Class E Notes—SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes—SIC CLO 2013-1, Ltd.	(1,534,650)	(1,715,285)
Class F Notes—SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes—SIC CLO 2013-1, Ltd.	(558,180)	(623,880)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,941,595)	(2,166,633)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$310,284,545	$315,196,802

Commitments and contingencies (See Note 6)
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated gain/(loss)	(3,343,488)	838,567
Net loss	(2,459,918)	(4,182,055)

Total net assets	(5,803,156)	(3,343,238)

Total liabilities and net assets	$304,481,389	$311,853,564

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
INVESTMENT INCOME
Interest from investments	$13,091,019	$15,486,413	$19,328,855
Interest from cash and cash equivalents	1,446	6,792	16,587
Other income	188,180	945,441	967,991

Total investment income	13,280,645	16,438,646	20,313,433

EXPENSES
Interest expense	9,635,136	11,678,514	15,613,003
Professional fees	219,293	433,073	417,086
Miscellaneous fee expense	34,303	175,283	133,794
Base management fee	760,102	517,563	400,014
Subordinated management fee	760,102	1,257,578	1,600,057
Trustee expenses	123,999	83,221	100,820
Amortization expense	953,862	994,602	1,015,332
Loss on extinguishment of debt	—	3,442,442	—

Total expenses	12,486,797	18,582,276	19,280,106

NET INVESTMENT INCOME (LOSS)	793,848	(2,143,630)	1,033,327

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	620,817	(8,815,296)	2,532,558
Net unrealized appreciation/(depreciation) on investments	(3,874,583)	6,776,871	3,235,774

Net gain (loss) on investments	(3,253,766)	(2,038,425)	5,768,332

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,459,918)	$(4,182,055)	$6,801,659

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2015

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$437,188
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	180,263
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$497,500	493,004	492,276
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	9/27/2021	$1,995,000	1,981,328	2,004,416
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,240,517
Advantage Sales & Marketing Inc.	Business Equipment and Services	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$1,995,000	1,993,940	1,984,287
AECOM Technology Corporation	Business Equipment and Services	Term Loan B	Loan	3.75%	10/15/2021	$319,903	318,380	321,304
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	5.50%	2/24/2021	$995,000	995,000	997,488
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	4/16/2021	$498,750	496,691	500,411
Albertson's LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,389,632	3,437,723
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,529,610	1,529,610	1,529,610
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	$496,487	496,486	497,108
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,178	78,395
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,521
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,182,489	3,182,489	3,168,581
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$495,000	494,038	495,312
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,412,086	5,370,590	5,424,642
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.40%	2/28/2017	$914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,319,115	4,309,242	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,925,000	1,923,275	1,937,031
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$467,123	464,958	466,614
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$493,623	493,111	492,236
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$969,671	965,093	964,416
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$496,250	494,055	495,009
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,403	1,812,648
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	$2,977,500	2,996,769	2,971,307
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,601
BJ's Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,489,975	1,488,922	1,483,374
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,287	747,120
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,491,237	1,478,800	1,478,935
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,938,503	1,952,391	1,904,580
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,945,000	1,935,814	1,942,219
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$995,000	985,881	998,423
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,028	917,141
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,960,046	1,965,495	1,969,846
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,079,313	2,083,783	2,084,511
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$497,500	495,170	498,401
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,154,560	2,180,598	2,157,533
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,731,869	2,761,735	2,733,235
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,655,745	2,646,932	2,646,344
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.49%	1/25/2017	$1,097,818	1,074,945	1,097,193
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2021	$2,926,052	2,844,886	2,935,210
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	$562,001	557,872	561,298
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$997,500	994,095	979,106
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	500,315
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,595,331	3,595,331	3,570,631
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$742,500	741,718	681,244
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,435,594	2,433,546	2,430,723
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,500,000	1,485,423	1,505,625
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$779,642	736,275	765,998
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,367	727,033
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,100	466,863
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$498,750	497,651	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	3.50%	6/24/2021	$497,500	495,228	498,062
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,460,027	3,436,485	3,413,835
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	475,991	474,230
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,969,962	2,957,576	2,980,684
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,835	499,790
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,314	995,630
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,710	250,938
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$497,500	495,324	497,500
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$995,000	990,370	999,975
Dollar Tree	Retailers (Except Food and Drugs)	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,000	1,007,500
DPX Holdings B.V.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	$2,985,000	2,978,605	2,962,075
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,489,975	1,495,721	1,473,213
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,120	457,295
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.5 (2.00% Cash/ 6.50% PIK)%	7/2/2020	$836,617	805,283	672,882
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/8/2019	$987,500	983,552	989,969
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$498,750	496,403	496,102
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,553	484,845
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,126	942,546
Enviromental Resources Management	Business Equipment and Services	Term Loan	Loan	5.00%	5/14/2021	$1,000,000	990,000	985,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$975,056	972,887	955,555
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,987,481	1,982,274	1,972,575
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,985,000	2,971,883	2,975,687
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,729,399	2,785,568
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,021,476	2,115,777
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,492,500	1,482,322	1,421,606
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,982,462	1,982,212	1,835,423
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$493,750	493,750	491,281
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$201,157	200,308	199,146
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	$786,343	783,060	778,479
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,476,212	2,467,608	2,377,164
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$498,750	493,763	494,885
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$802,956	789,932	797,182
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,724,136	4,709,712	4,649,353
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,755,515	2,747,025	2,719,914
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,296,753	3,347,933
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,240	3,353,443
GTCR Valor Companies, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,995,000	1,981,582	1,965,075
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$487,500	485,460	488,963
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,663,006	5,409,534	5,658,872
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,940,000	2,975,234	2,927,152
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,990,000	1,972,040	1,999,950
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,880,270	3,866,113	3,872,199
Husky Injection	Business Equipment and Services	Term Loan B	Loan	4.25%	6/30/2021	$498,099	495,886	495,818
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	$435,702	433,809	434,251
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,211,036	2,194,068	2,190,650
Insight Global	Business Equipment and Services	Term Loan	Loan	6.00%	10/29/2021	$2,000,000	1,990,539	1,993,760
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$965,206	965,206	906,493
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$497,576	496,332	492,913
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,477,613	2,453,687	2,477,167
Koosharem, LLC	Business Equipment and Services	Term Loan	Loan	7.50%	5/15/2020	$2,995,000	2,968,450	2,961,306
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$451,283	449,626	450,719
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	$500,000	496,541	502,085
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$498,750	496,409	491,269
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$491,250	491,250	488,258
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,492,500	1,485,638	1,488,769
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,393,981	2,389,500	2,381,509
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$172,170	172,170	171,309
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,253	25,253	25,364
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$224,122	223,063	225,103
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,492,500	1,479,041	1,489,396
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	$196,558	195,710	196,411
MPH Acquisition Holdings LLC	Health Insurance	Term Loan	Loan	3.75%	3/31/2021	$445,455	444,453	442,033
MSC Software Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	5/29/2020	$995,000	986,186	996,244
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,058,933	1,067,198
National Veterinary Associates, Inc	Healthcare	Term Loan B	Loan	4.75%	8/14/2021	$997,500	992,907	996,253
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	240,418
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,305	2,201,538
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$995,000	992,803	986,921
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,807,530	4,817,740	4,799,502
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$486,250	486,250	480,780
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,861,225	3,842,164	3,850,761
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$797,986	797,986	791,004
Ollie's Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$977,052	972,882	962,396
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,451	1,301,528
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$4,074,401	4,059,378	4,078,842
OnexYork Acquisition Co	Healthcare	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare	Term Loan B	Loan	4.75%	10/1/2021	$498,750	495,208	496,466
OpenLink International LLC	Business Equipment and Services	Term B Loan	Loan	6.25%	10/28/2017	$970,000	970,000	957,875
Orbitz Worldwide, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,494,994	1,492,711	1,494,755
P.F. Chang's China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,447,901	1,440,712	1,406,274
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$990,000	985,444	947,925
Par Pharmaceutical	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$500,000	497,502	499,065
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,469,388	1,468,520	1,467,066
PetSmart	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	3/11/2022	$1,000,000	995,000	1,007,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$993,750	984,482	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,940,400	1,918,409	1,935,898
Phillips-Medisize Corporation	Healthcare	Term Loan	Loan	4.75%	6/16/2021	$497,500	495,245	495,948
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,466	2,565,560
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$1,488,750	1,482,052	1,488,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$495,000	492,860	495,619
Presidio	Business Equipment and Services	Term Loan B	Loan	6.25%	2/2/2022	$2,000,000	1,940,655	1,973,760
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	4.13%	1/31/2019	$344,697	341,112	344,697
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	$1,861,111	1,858,280	1,860,534
QoL Meds, LLC	Healthcare	Term Loan B	Loan	5.50%	7/15/2020	$1,995,000	1,985,909	1,990,013
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	$3,627,678	3,600,425	3,628,802
Ranpak Holdings, Inc.	Business Equipment and Services	Term Loan	Loan	4.75%	10/1/2021	$997,500	995,145	996,882
Ranpak Holdings, Inc.	Business Equipment and Services	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,672	496,250
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$495,000	491,974	494,381
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,646,799	1,648,172	1,642,172
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,960,200	1,960,200	1,965,767
Riverbed Technology	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,000	1,007,500
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,898,764	1,906,285
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,492,500	1,485,607	1,479,441
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	$5,207,431	5,188,396	5,219,147
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$992,500	988,065	863,475
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$1,000,000	990,433	998,040
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,387	461,077
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$997,481	917,590	806,294
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	$1,509,445	1,509,445	1,511,603
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,925,067	1,920,548	1,925,067
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,995,000	1,976,650	1,994,641
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$997,500	995,166	996,253
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$225,000	224,471	225,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,275,000	1,272,004	1,275,000
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$886,138	877,732	884,756
SourceHOV LLC	Business Equipment and Services	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$2,000,000	1,942,284	1,915,000
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	$496,250	495,181	485,084
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,967,681	2,957,888	2,952,842
Steak 'n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$992,500	983,723	975,131
STHI Holding	Healthcare	Term Loan	Loan	4.50%	8/6/2021	$997,500	997,500	994,388
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,117	285,084
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,618,899	3,706,804
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$238,660	232,462	203,756
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,105	473,314
TGI Friday's	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$267,977	266,768	267,642
TGI Friday's	Food Services	Term Loan (Second Lien)	Loan	9.25%	7/15/2021	$2,000,000	2,016,250	2,000,000
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$500,000	496,689	504,790
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,847,054	4,856,484	4,824,661
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$500,000	495,182	502,815
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$496,250	495,138	493,977
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,850,000	1,843,008	1,822,250
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$487,566	479,874	481,471
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$974,167	976,455	975,998
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,518	157,610	156,734
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.25%	7/28/2017	$931,046	926,144	920,572
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,431,749	2,408,580	2,431,749
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,844,964	3,844,749	3,813,935
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,947,446	2,931,982	2,940,549
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,415	2,539,683
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	3.50%	9/6/2019	$1,264,058	1,259,623	1,259,634
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,881,003	2,881,003	2,878,294
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$497,500	495,243	499,366
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,876	1,851,978	1,796,218
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,375	250,520
Wendy's International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$673,630	668,099	670,545
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,605,923	2,562,998

							$297,760,340	$295,239,268

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2014

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal	Cost	Fair Value
Academy, LTD.	Retailers (Except Food and Drugs)	Initial Term Loan (2012)	Loan	4.50%	8/3/2018	$1,960,187	$1,948,853	$1,969,969
Acosta, Inc.	Food Products	Term B Loan (2013)	Loan	4.25%	3/2/2018	4,162,740	4,101,035	4,177,310
Aderant North America, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	6.25%	12/20/2018	3,473,750	3,470,186	3,482,434
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (First Lien)	Loan	5.50%	2/24/2021	1,000,000	990,000	990,000
Aegis Toxicology Sciences Corporation	Healthcare	Initial Term Loan (Second Lien)	Loan	9.50%	8/24/2021	500,000	492,500	492,500
Aeroflex Incorporated	Aerospace and Defense	Tranche B-1 Term Loan	Loan	4.50%	11/9/2019	3,208,854	3,194,690	3,223,550
Akorn, Inc.	Healthcare	Term Loan B	Loan	4.50%	11/13/2020	500,000	497,500	503,125
Alere Inc. (fka IM US Holdings, LLC)	Healthcare	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	1,960,000	1,930,566	1,968,173
Applied Systems, Inc.	Business Equipment and Services	Term Loan	Loan	4.25%	12/8/2016	500,000	498,750	498,750
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.69%	7/26/2016	79,187	79,187	79,206
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.69%	7/26/2016	43,961	43,961	43,971
Aramark Corporation	Food Products	U.S. Term C Loan	Loan	3.25%	7/26/2016	3,206,537	3,206,537	3,207,307
Ardagh Holdings USA Inc. (Ardagh Packaging Finance S.A.)	Containers/Glass Products	Dollar Term Loan	Loan	4.25%	12/17/2019	1,000,000	995,109	1,002,500
ARG IH Corporation	Food Services	Term Loan	Loan	5.00%	11/15/2020	500,000	498,797	502,500
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	4.50%	5/24/2019	5,508,783	5,462,695	5,516,660
Auction.Com, LLC	Business Equipment and Services	Term Loan A-4	Loan	4.66%	2/28/2017	980,651	979,812	970,845
Autotrader.com, Inc.	Automotive	Tranche B-1 Term Loan	Loan	4.00%	12/15/2016	3,791,778	3,791,778	3,805,997
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	4,875,000	4,861,403	4,875,000
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	12/22/2017	1,355,941	1,329,859	1,362,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	498,725	498,126	500,715
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	1,500,000	1,496,250	1,495,500
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	3,000,000	3,022,866	2,999,250
Biomet, Inc.	Healthcare	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	1,970,137	1,970,137	1,972,797
BJ's Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	500,000	497,592	502,750
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	754,286	748,080	756,647
Brickman Group Ltd. LLC, The	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	250,000	248,750	250,937
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.75%	3/16/2017	1,959,839	1,976,826	1,967,188
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	2/23/2017	2,660,377	2,653,889	2,675,675
C.H.I. Overhead Doors, Inc.	Building and Development	Term Loan (First Lien)	Loan	5.50%	3/18/2019	2,739,013	2,692,934	2,745,861
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	990,000	990,000	999,900
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	2,137,369	2,141,920	2,142,712
Capstone Logistics, LLC	Business Equipment and Services	Term Note A	Loan	6.50%	9/16/2016	2,658,626	2,637,550	2,618,899
Capsugel Holdings US, Inc.	Drugs	Initial Term Loan	Loan	3.50%	8/1/2018	3,145,521	3,138,959	3,141,589
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.25%	10/31/2016	2,176,323	2,201,894	2,192,254
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	2,682,707	2,672,727	2,666,369
CHS/Community Health Systems, Inc.	Healthcare	2017 Term E Loan	Loan	3.48%	1/25/2017	1,108,908	1,082,718	1,113,987
CHS/Community Health Systems, Inc.	Healthcare	2021 Term D Loan	Loan	4.25%	1/27/2017	2,955,608	2,862,024	2,980,228
Cinedigm Digital Funding I, LLC	Business Equipment and Services	Term Loan	Loan	3.75%	2/28/2018	825,121	820,892	825,121
Covanta Energy Corporation	Ecological Services and Equipment	Term Loan	Loan	3.50%	3/28/2019	491,250	489,468	492,788
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	5.00%	2/13/2017	4,622,500	4,611,092	4,622,500
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	750,000	749,094	748,312
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.25%	1/31/2019	2,460,196	2,441,025	2,460,316
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	787,658	738,102	734,491
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	783,162	732,061	657,856
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	500,000	495,000	502,815
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare	Tranche B Term Loan	Loan	4.50%	10/20/2016	3,909,320	3,909,320	3,927,655
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	3,831,595	3,792,824	3,735,805
DealerTrack Technologies, Inc.	Computers & Electronics	Term Loan	Loan	3.50%	2/28/2021	500,000	498,750	498,750
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	1,995,000	1,982,818	1,988,935
Delos Finance	Leasing	Loan	Loan	3.50%	2/26/2021	500,000	497,500	497,500
Deluxe Entertainment Services Group Inc.	Media	Initial Term Loan	Loan	6.50%	2/28/2020	1,000,000	1,000,000	1,000,000
Digitalglobe, Inc.	Ecological Services and Equipment	Term Loan	Loan	3.75%	1/31/2020	248,125	248,125	247,815
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	500,000	499,397	502,500
Dunkin' Brands, Inc.	Food Services	Term B-4 Loan	Loan	3.25%	2/14/2020	3,956,731	3,946,925	3,936,948
DynCorp International Inc.	Aerospace and Defense	Term Loan	Loan	6.25%	7/7/2016	486,442	482,619	488,573
Education Management LLC	Leisure Goods/Activities/Movies	Tranche C-2 Term Loan	Loan	4.31%	6/1/2016	3,882,152	3,746,734	3,544,405
EIG Investors Corp.	Business Equipment and Services	Term Loan	Loan	5.00%	11/9/2019	997,500	992,713	1,003,734
Energy Transfer Equity, L.P.	Oil & Gas	Loan	Loan	3.25%	12/2/2019	1,000,000	997,599	998,750
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	492,516	488,615	493,900
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	1,000,000	995,084	1,002,500
Federal-Mogul Corporation	Automotive	Tranche B Term Loan	Loan	2.14%	12/29/2014	2,220,981	2,187,068	2,202,747
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	2.14%	12/28/2015	1,307,032	1,270,847	1,296,301
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	4.20%	3/24/2017	2,111,028	2,010,799	2,109,276
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/23/2018	2,290,451	2,231,370	2,292,741
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	997,500	995,122	1,006,438
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	498,750	498,750	498,750
Garda World Security Corporation	Business Equipment and Services	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	203,194	202,218	203,363
Garda World Security Corporation	Business Equipment and Services	Term B Loan	Loan	4.00%	11/6/2020	794,306	790,489	794,965
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	1,496,250	1,485,394	1,489,337
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	868,414	852,908	868,258
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	4,740,112	4,722,664	4,725,892
Global Tel*Link Corporation	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	5/23/2020	1,920,175	1,915,905	1,900,014
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	4,000,000	3,941,039	4,037,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	3,500,000	3,482,803	3,489,080
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/4/2019	500,000	497,500	500,780
HCA Inc.	Healthcare	Tranche B-4 Term Loan	Loan	2.94%	5/1/2018	5,720,353	5,390,148	5,713,947
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/11/2018	2,970,000	3,005,791	2,973,683
Hologic, Inc.	Healthcare	Refinancing Tranche A Term Loan	Loan	2.19%	8/1/2017	2,312,500	2,307,973	2,313,425
Hunter Defense Technologies, Inc.	Aerospace and Defense	Term Loan	Loan	3.45%	8/22/2014	3,470,285	3,460,723	3,262,068
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.73%	4/19/2017	3,920,000	3,892,467	3,919,020
Ikaria, Inc.	Healthcare	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	500,000	497,515	502,815
Infor (US), Inc. (fka Lawson Software Inc.)	Business Equipment and Services	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	1,776,183	1,758,861	1,772,488
Inventiv Health, Inc. (fka Ventive Health, Inc)	Conglomerate	Consolidated Term Loan	Loan	7.50%	8/4/2016	492,090	492,090	491,105
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/7/2018	972,500	972,500	972,656
JFB Firth Rixson Inc.	Industrial Equipment	2013 Replacement Dollar Term Facility Loan	Loan	4.25%	6/30/2017	2,564,311	2,554,534	2,568,054
Kinetic Concepts, Inc.	Healthcare	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	490,057	475,404	492,508
La Quinta Intermediate Holdings L.L.C	Gaming and Hotels	Initial Term Loan	Loan	4.00%	2/19/2021	500,000	500,000	500,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	496,250	496,250	497,302
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.75%	2/19/2020	498,750	498,750	499,373
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.50%	2/19/2020	2,393,981	2,389,463	2,398,482
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	250,000	248,753	252,083
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	1,086,207	1,054,177	1,082,134
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	2,215,385	2,213,416	2,215,385
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	4,857,520	4,868,347	4,873,452
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	490,833	490,833	493,597
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/1/2018	3,900,525	3,875,534	3,872,168
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	809,163	809,163	799,558
OEP Pearl Dutch Acquisition B.V.	Chemicals/Plastics	Initial BV Term Loan	Loan	6.50%	3/30/2018	142,422	140,466	143,846
On Assignment, Inc.	Business Equipment and Services	Initial Term B Loan	Loan	3.50%	5/15/2020	1,311,364	1,303,125	1,312,190
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	5.00%	2/25/2017	4,531,159	4,511,264	4,582,135
OpenLink International, Inc.	Computers & Electronics	Replacement Term Loan	Loan	6.25%	10/30/2017	980,000	980,000	980,000
P.F. Chang's China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	5.50%	6/22/2019	1,496,212	1,488,641	1,509,675
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment and Services	Term Loan (First Lien)	Loan	5.00%	10/30/2020	1,000,000	995,186	1,008,750
Patheon Inc.	Healthcare	Term Loan	Loan	4.25%	3/11/2021	3,000,000	2,992,500	2,990,640
PetCo Animal Supplies, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	1,484,694	1,483,250	1,489,103
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	1,960,200	1,936,226	1,967,845
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.25%	4/29/2020	4,962,500	4,951,514	4,942,352
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	500,000	497,500	501,875
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	3.75%	1/31/2019	435,606	430,195	437,022
Pro Mach, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	7/6/2017	1,945,655	1,934,699	1,955,383
Progressive Waste Solutions Ltd.	Ecological Services and Equipment	Term B Loan	Loan	3.00%	10/24/2019	498,741	498,741	500,486
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	3,681,541	3,646,328	3,685,186
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	500,000	496,369	502,915
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	4/1/2018	1,663,476	1,663,476	1,667,035
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	9/28/2018	1,980,000	1,980,000	1,993,365
Rocket Software, Inc.	Business Equipment and Services	Term Loan (First Lien)	Loan	5.75%	2/8/2018	1,960,025	1,934,083	1,960,515
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche A-2 Loan	Loan	2.45%	3/29/2017	1,562,552	1,552,098	1,562,552
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.50%	3/29/2019	1,344,450	1,339,560	1,341,088
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	5,308,218	5,283,397	5,339,165
Scitor Corporation	Business Equipment and Services	Term Loan	Loan	5.00%	2/15/2017	463,977	462,831	460,354
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/12/2019	1,524,730	1,524,730	1,529,106
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	5.75%	5/9/2017	1,945,013	1,939,821	1,957,987
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.45%	1/31/2017	2,822,729	2,830,165	2,825,552
SI Organization, Inc., The	Aerospace and Defense	New Tranche B Term Loan	Loan	5.50%	11/22/2016	3,880,675	3,863,008	3,800,655
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	6.50%	3/30/2018	807,059	795,976	815,130
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.50%	7/19/2018	928,389	917,174	934,191
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	500,000	498,758	499,730
SRA International Inc.	Aerospace and Defense	Term Loan	Loan	6.50%	7/20/2018	3,268,571	3,184,532	3,276,743
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.01%	4/10/2020	3,304,614	3,278,551	3,304,614
SS&C Technologies Holdings Europe S.A.R.L.	Business Equipment and Services	2013 Replacement Term B-2 Loan	Loan	3.25%	6/7/2019	64,638	64,070	64,839
SS&C Technologies, Inc., /Sunshine Acquisition II, Inc.	Business Equipment and Services	2013 Replacement Term B-1 Loan	Loan	3.25%	6/7/2019	624,838	619,344	626,782
SunCoke Energy, Inc.	Nonferrous Metals/Minerals	Tranche B Term Loan	Loan	4.00%	7/26/2018	1,367,311	1,359,200	1,367,311
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.95%	2/28/2017	304,311	302,167	305,452
SunGard Data Systems Inc (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/8/2020	4,221,845	4,096,936	4,238,944
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	264,330	257,131	196,762
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	479,913	476,371	480,911
Taminco Global Chemical Corporation	Chemicals/Plastics	Initial Tranche B-3 Dollar Term Loan	Loan	3.25%	2/15/2019	1,473,863	1,464,165	1,473,406
Team Health, Inc.	Healthcare	Tranche B Term Loan	Loan	3.75%	6/29/2018	4,387,500	4,373,856	4,387,500
TECTUM HOLDINGS INC	Industrial Equipment	Term Loan	Loan	6.50%	12/3/2015	3,800,160	3,788,706	3,762,159
Tomkins, LLC / Tomkins, Inc. (f/k/a Pinafore, LLC / Pinafore, Inc.)	Conglomerate	Term B-2 Loan	Loan	3.75%	9/29/2016	2,356,680	2,360,795	2,361,982
TransDigm Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	4,896,514	4,904,843	4,914,876
Tricorbraun Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	1,902,083	1,895,432	1,903,282
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare	New Tranche B Term Loan	Loan	4.50%	6/6/2019	492,528	484,755	493,513
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Delayed Draw Loan	Loan	6.00%	7/28/2017	160,148	159,235	160,348
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	122,494	122,109	122,648
U.S. Security Associates Holdings, Inc.	Business Equipment and Services	Term B Loan	Loan	6.00%	7/28/2017	818,172	813,513	819,195
U.S. Silica Company	Nonferrous Metals/Minerals	Term Loan	Loan	4.00%	7/23/2020	1,950,200	1,941,292	1,954,256
U.S. Xpress Enterprises, Inc.	Industrial Equipment	Extended Term Loan	Loan	9.38%	11/13/2016	2,805,278	2,766,405	2,777,225
United Surgical Partners International, Inc.	Healthcare	New Tranche B Term Loan	Loan	4.75%	4/3/2019	2,456,500	2,429,626	2,470,821
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	3,884,944	3,884,238	3,859,225
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	2,977,500	2,959,200	2,984,467
UPC Financing Partnership	Broadcast Radio and Television	Facility AF	Loan	4.00%	1/31/2021	1,000,000	974,618	1,002,500
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.75%	2/13/2019	2,947,688	2,936,432	2,955,528
Verint Systems Inc.	Business Equipment and Services	Term Loan	Loan	4.00%	9/6/2019	1,900,800	1,892,737	1,904,602
Verint Systems Inc.	Business Equipment and Services	Tranche B Incremental Term Loan	Loan	3.50%	9/6/2019	1,000,000	997,521	1,000,000
Vertafore, Inc.	Business Equipment and Services	Term Loan (2013)	Loan	4.25%	10/3/2019	2,899,621	2,899,621	2,909,770
Visant Corporation (fka Jostens)	Leisure Goods/Activities/Movies	Tranche B Term Loan (2011)	Loan	5.25%	12/22/2016	3,658,446	3,658,446	3,607,008
W.R. Grace & Co.-CONN	Chemicals/Plastics	Delayed Draw Term Loan	Loan	0.00%	2/3/2021	—	(328)	—
W.R. Grace & Co.-CONN	Chemicals/Plastics	U.S. Term Loan	Loan	3.00%	2/3/2021	368,421	367,502	367,828
Washington Inventory Service	Business Equipment and Services	U.S. Term Loan (First Lien)	Loan	6.75%	12/20/2018	1,980,000	2,004,187	1,965,150
Wendy's International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	680,469	674,563	679,197
Wesco Aircraft Hardware Corp.	Aerospace and Defense	Tranche B Term Loan	Loan	4.75%	2/28/2021	500,000	498,750	498,750
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	2,926,111	2,976,179	2,909,666

							$299,137,566	$300,491,077

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
INCREASE FROM OPERATIONS:
Net investment income (loss)	$793,848	$(2,143,630)	$1,033,327
Net realized gain (loss) from investments	620,817	(8,815,296)	2,532,558
Net unrealized appreciation (depreciation) on investments	(3,874,583)	6,776,871	3,235,774

Net increase (decrease) in net assets from operations	(2,459,918)	(4,182,055)	6,801,659

Total increase (decrease) in net assets	(2,459,918)	(4,182,055)	6,801,659
Net assets at beginning of period	(3,343,238)	838,817	(5,962,842)

Net assets at end of period	$(5,803,156)	$(3,343,238)	$838,817

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended February 28, 2015	For the year ended February 28, 2014	For the year ended February 28, 2013
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(2,459,918)	$(4,182,055)	$6,801,659
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(167,097)	(10,122)	—
Net accretion of discount on investments	(454,809)	(568,674)	(1,383,978)
Amortization of deferred debt financing costs	953,862	994,602	1,015,332
Loss on extinguishment of debt	—	3,442,442	—
Net realized (gain) loss from investments	(620,817)	8,815,296	(2,532,558)
Net unrealized appreciation on investments	3,874,583	(6,776,871)	(3,235,774)
Proceeds from sale and redemption of investments	141,358,326	128,190,654	165,363,963
Purchase of investments	(138,738,379)	(55,721,381)	(151,267,166)
(Increase) decrease in operating assets:
Interest receivable	160,315	134,033	(3,547)
Receivable from open trades	(318,421)	3,330,272	4,915,102
Other Assets	91,336	(91,336)	—
Increase (decrease) in operating liabilities:
Interest Payable	9,410	(43,645)	(160,620)
Payable for open trades	(4,230,669)	(6,901,250)	(8,510,897)
Accrued base management fee	10,904	31,882	(2,345)
Accrued subordinated management fee	10,904	(97,629)	(9,382)

NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES	(520,470)	70,546,218	10,989,789

Financing activities
Borrowings on debt	—	277,711,620	—
Paydowns on debt	(1,666,666)	(366,793,378)	—
Deferred debt financing costs	—	(2,250,398)	—

NET CASH USED BY FINANCING ACTIVITIES	(1,666,666)	(91,332,156)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,187,136)	(20,785,938)	10,989,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,018,933	28,804,871	17,815,082

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,831,797	$8,018,933	$28,804,871

Supplemental Information:
Interest paid during the period	$9,625,726	$11,722,159	$15,773,621
Supplemental non-cash information:
Paid-in-kind interest income	$167,097	$10,122	$—
Net accretion of discount on investments	$454,809	$568,674	$1,383,978
Amortization of deferred debt financing costs	$953,862	$994,602	$1,015,332

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

On October 17, 2013, in a refinancing transaction, the Issuer issued $284.9 million of notes (the “2013-1 CLO Notes”), consisting of Class X Floating Rate Senior Notes, Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the Secured Notes issued in 2008. As of February 28, 2015, Saratoga Investment Corp. owned 100% of the Subordinated Notes of the CLO.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2015.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2015 and February 28, 2014, cash and cash equivalents amounted to $5.8 million and $8.0 million, respectively, and are swept on an overnight basis into a money market deposit account and invested in shares of JP Morgan Liquidity Institutional fund held at the Trustee.

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

Deferred Debt Financing Costs, net

In April 2015, the FASB has issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed, and is to be applied on a retrospective basis. Management has adopted the provisions of ASU 2015-03 as of February 28, 2015, by reclassifying deferred debt financing costs from within total assets to within total liabilities as a contra-liability. The adoption of the provisions of ASU 2015-03 did not materially impact the Issuer’s financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

Included in deferred debt financing costs of $1.9 million as of February 28, 2015 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

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

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”) in an amount equal to 0.25% per annum of the Fee Basis Amount at the beginning of the Collection Period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.25% per annum of the Fee Basis Amount at the beginning of the Collection Period. The Incentive Management Fee equals 20% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 28, 2015, 2014 and 2013, no Incentive Management Fee’s have been paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2015, 2014 and 2013, the Issuer paid $0.1 million, $0.1 million, $0.1 million, respectively, for trustee services provided and is included in other expenses in the Statement of Operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2015, 2014 and 2013, $3.7 million, $5.7 million, $8.8 million of payments to the Subordinated Notes were included in interest expense in the Statement of Operations, respectively.

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

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Issuer’s financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the Issuer’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, (“ASU 2014-11”). ASU 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Issuer’s financial statement disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Issuer’s currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$294,621,817	$—	$294,621,817
Structured finance securities	—	—	—	—
Equity interest	—	617,451	—	617,451

Total	$—	$295,239,268	$—	$295,239,268

The following table presents fair value measurements of investments, by major class, as of February 28, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$297,872,178	$2,618,899	$300,491,077
Structured finance securities	—	—	—	—
Equity interest	—	—	—	—

Total	$—	$297,872,178	$2,618,899	$300,491,077

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2015:

	Term Loans	Structured Finance Securities	Equity Interest
Balance as of February 28, 2014	$2,618,899	$—	$—
Net unrealized gains	18,651	—	—
Purchases and other adjustments to cost	3,840	—	—
Sales and redemptions	(2,658,626)	—	—
Net realized gain from investments	17,236	—	—

Balance as of February 28, 2015	$—	$—	$—

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

There were no level 3 investments held as of February 28, 2015. The net unrealized loss on level 3 investments held as of February 28, 2014, was $0.02 million, and is included in net unrealized appreciation on investments in the Statements of Operations.

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 28, 2015:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	October 20, 2023	$170,000,000	$170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	October 20, 2023	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.00%	October 20, 2023	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	October 20, 2023	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	October 20, 2023	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	October 20, 2023	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	October 20, 2023	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2023	30,000,000	30,000,000

			$312,400,000	$312,400,000

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 28, 2014:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class X Floating Rate Senior Notes	LIBOR + 1.05%	October 20, 2023	$2,500,000	$1,666,666
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	October 20, 2023	170,000,000	170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	October 20, 2023	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.00%	October 20, 2023	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	October 20, 2023	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	October 20, 2023	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	October 20, 2023	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	October 20, 2023	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2023	30,000,000	30,000,000

			$314,900,000	$314,066,666

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2015:

Debt Security	February 28, 2015
Class A-1 Floating Rate Senior Notes	$168,987,651
Class A-2 Floating Rate Senior Notes	19,973,973
Class B Floating Rate Senior Notes	44,569,451
Class C Deferrable Floating Rate Notes	15,898,369
Class D Deferrable Floating Rate Notes	13,737,672
Class E Deferrable Floating Rate Notes	12,404,616
Class F Deferrable Floating Rate Notes	4,234,225
Subordinated Notes	17,031,146

$296,837,103

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2014:

Debt Security	February 28, 2014
Class X Floating Rate Senior Notes	$1,664,666
Class A-1 Floating Rate Senior Notes	168,878,000
Class A-2 Floating Rate Senior Notes	20,000,000
Class B Floating Rate Senior Notes	44,679,040
Class C Deferrable Floating Rate Notes	15,944,000
Class D Deferrable Floating Rate Notes	13,766,200
Class E Deferrable Floating Rate Notes	12,481,680
Class F Deferrable Floating Rate Notes	4,398,300
Subordinated Notes	19,569,596

$301,381,482

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as level 3 liabilities within the fair value hierarchy.

The following table provides the weighted average interest rate for the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

		Weighted Average Interest Rate
Debt Security	Interest Rate	February 28, 2015	February 28, 2014	February 28, 2013
2013-1 CLO Notes
Class X Floating Rate Senior Notes	LIBOR + 1.05%	1.28%	1.29%	N/A
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	1.53%	1.54%	N/A
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	1.73%	1.74%	N/A
Class B Floating Rate Senior Notes	LIBOR + 2.00%	2.23%	2.24%	N/A
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	3.13%	3.14%	N/A
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	3.73%	3.74%	N/A
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	4.73%	4.74%	N/A
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	5.98%	5.99%	N/A
Subordinated Notes	N/A	N/A	N/A	N/A
Secured Notes
Class A Floating Rate Senior Notes	LIBOR + 0.75%	N/A	1.03%	1.15%
Class B Floating Rate Senior Notes	LIBOR + 2.50%	N/A	2.78%	2.90%
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	N/A	4.03%	4.15%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	N/A	4.98%	5.10%
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	N/A	6.73%	6.85%

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

As of February 28, 2015, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $1.5 million, $0.2 million, $1.0 million, $0.6 million, $0.8 million, $1.5 million, and $0.6 million, respectively.

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

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2011—2014). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2015 and 2014, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2015, 2014, and 2013. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2015, 2014, and 2013.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Investment Manager feels that the likelihood of such an event is remote.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2015 and 2014, the Issuer is not subject to any material legal proceedings.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2015 and 2014, the Issuer had no unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2015, 2014, and 2013, the Issuer bought no investments from related parties and sold investments fair valued at $0.0 million, $0.3 million, and $0.0 million, respectively, to the Investment Manager.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rates, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2015, 2014 and 2013, $3.7 million, $5.7 million, and $8.8 million of payments to the Subordinated Notes were included in interest expense in the Statement of Operations, respectively.

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

As of February 28, 2015 and February 28, 2014, net assets were $(5.8) million and $(3.3) million, respectively. These amounts include accumulated losses of $(3.3) million and accumulated gains of $0.8 million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the Statements of Assets and Liabilities date.

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2015, 2014, and 2013:

	February 28, 2015	February 28, 2014	February 28, 2013
Average subordinated notes’ capital balance(1)	$25,077,372	$28,471,910	$27,165,497
Ratio and supplemental data:
Total Return(2)	5.34%	4.65%	73.51%
Net investment income(3)	3.17%	(7.53)%	3.80%
Total expenses(3)	49.79%	65.27%	70.97%
Base management fee(3)	3.03%	1.82%	1.47%
Subordinated management fee(3)	3.03%	4.42%	5.89%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2015 through May 20, 2015, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.