Form 10-Q
period 2015-05-31
SARATOGA INVESTMENT CORP.
filed 2015-07-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 14, 2015 was 5,588,754.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2015	February 28, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $239,950,830 and $222,505,383, respectively)	$245,883,731	$223,506,589
Control investments (cost of $15,172,837 and $15,953,001, respectively)	16,860,256	17,031,146

Total investments at fair value (amortized cost of $255,123,667 and $238,458,384, respectively)	262,743,987	240,537,735
Cash and cash equivalents	699,127	1,888,158
Cash and cash equivalents, reserve accounts	5,863,893	18,175,214
Interest receivable, (net of reserve of $354,144 and $309,498, respectively)	2,793,526	2,469,398
Management fee receivable	174,527	171,913
Other assets	475,257	317,637

Total assets	$272,750,317	$263,560,055

LIABILITIES
Revolving credit facility	$11,800,000	$9,600,000
Deferred debt financing costs, revolving credit facility	(575,002)	(594,845)
SBA debentures payable	79,000,000	79,000,000
Deferred debt financing costs, SBA debentures payable	(2,231,653)	(2,340,894)
Notes payable	48,300,000	48,300,000
Deferred debt financing costs, notes payable	(1,758,989)	(1,847,564)
Dividend payable	5,995,489	402,200
Base management and incentive fees payable	6,765,317	5,835,941
Accounts payable and accrued expenses	675,383	835,189
Interest and debt fees payable	912,628	1,405,466
Due to manager	375,820	365,820

Total liabilities	$149,258,993	$140,961,313

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,428,758 and 5,401,899 common shares issued and outstanding, respectively	$5,429	$5,402
Capital in excess of par value	185,279,853	184,877,680
Distribution in excess of net investment income	(29,029,436)	(23,905,603)
Accumulated net realized loss from investments and derivatives	(40,384,842)	(40,458,088)
Accumulated net unrealized appreciation on investments and derivatives	7,620,320	2,079,351

Total net assets	123,491,324	122,598,742

Total liabilities and net assets	$272,750,317	$263,560,055

NET ASSET VALUE PER SHARE	$22.75	$22.70

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,648,979	$4,707,894
Payment-in-kind interest income from Non-control/Non-affiliate investments	691,152	252,928
Control investments	590,990	641,338

Total interest income	6,931,121	5,602,160
Interest from cash and cash equivalents	736	594
Management fee income	378,746	392,034
Other income	250,564	149,335

Total investment income	7,561,167	6,144,123

EXPENSES
Interest and debt financing expenses	1,963,865	1,787,587
Base management fees	1,124,098	968,479
Professional fees	333,444	435,374
Administrator expenses	250,000	250,000
Incentive management fees	1,797,833	378,489
Insurance	87,317	84,487
Directors fees and expenses	51,000	53,175
General & administrative	182,920	123,626

Total expenses	5,790,477	4,081,217

NET INVESTMENT INCOME	1,770,690	2,062,906

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	73,246	81,680
Net unrealized appreciation/(depreciation) on investments	5,540,969	(384,697)

Net gain/(loss) on investments	5,614,215	(303,017)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,384,905	$1,759,889

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.36	$0.33

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	5,422,491	5,379,616

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2015

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—199.1% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,430,192	1.2%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,326,770	7,326,770	7,326,770	5.9%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,782,855	1.4%

		Total Automotive Aftermarket		8,807,305	10,539,817	8.5%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,701,441	1.4%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,073,888	0.9%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,775,329	3.1%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,716,667	5,673,479	5,610,337	4.5%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,916,888	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,876,875	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,271,383	8,400,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	452,056	0.4%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,950,101	1,937,220	1,940,351	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,976,757	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,209,053	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,482,677	9,366,186	9,482,677	7.7%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	34,939	0.0%

		Total Business Services		51,627,841	52,494,531	42.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 14.75% (13.75% Cash/1.00% PIK), 5/24/2016	$3,577,302	3,551,526	3,035,341	2.5%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,459	—	0.0%

		Total Consumer Products		6,597,908	3,035,341	2.5%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	164,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,370,166	2,406,342	1.9%
Avionte Holdings, LLC (j), (l)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$582,304	581,685	582,304	0.5%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,180,000	1.0%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,018,475	12,898,361	13,018,475	10.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,629,032	1,617,017	1,625,448	1.3%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$10,000,000	9,958,335	10,000,000	8.1%

		Total Consumer Services		28,525,564	28,976,569	23.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,362,978	1,235,695	102,983	0.1%

		Total Education		1,265,936	102,983	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,880,696	6,880,696	6,575,881	5.3%

		Total Electronics		6,880,696	6,575,881	5.3%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.50% Cash, 6/19/2018	$4,992,403	4,981,077	4,973,931	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,513,305	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,783,298	9,649,729	9,764,709	7.9%

		Total Food and Beverage		17,144,111	17,284,761	14.0%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,445,486	5,365,513	5,445,486	4.5%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	328,400	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,132,667	4,009,740	3.2%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,432,500	4,365,682	3,745,463	3.0%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,263,197	2,247,736	2,240,565	1.8%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,241,318	4,166,205	4,257,435	3.4%

		Total Healthcare Services		20,777,803	20,027,089	16.2%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2019	$9,294,607	9,141,763	9,410,790	7.7%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	$1,600,000	1,569,588	1,620,000	1.3%
HMN Holdco, LLC (g)	Media	Class A Series	4,264	61,647	247,525	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant	30,320	438,353	1,415,034	1.1%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,404,582	1.9%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	395,637	0.3%

		Total Media		11,211,351	15,493,568	12.5%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 9.50% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.9%

		Total Metals		17,717,563	15,262,000	12.4%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	3,206,314	2.6%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$3,214,368	2,867,573	3,214,368	2.6%

		Total Publishing		2,867,573	6,420,682	5.2%

Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,775,000	11,570,813	11,775,000	9.5%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	988,011	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	2,546	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.73% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.20% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock	63,463	149,138	126,056	0.1%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares	135,584	135,584	269,309	0.2%
Community Investors, Inc.	Software as a Service	Unsecured Note 10.00% PIK, 3/20/2020	$100,853	100,853	100,853	0.1%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,435,282	7,500,000	6.1%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	227,964	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,450,000	4,410,898	4,450,000	3.6%
Mercury Network, LLC	Software as a Service	First Lien Term Loan
		10.25% Cash, 4/20/2020	$9,086,957	8,998,663	9,086,957	7.4%
Mercury Network, LLC (g)	Software as a Service	Common Stock	413,043	413,043	413,043	0.3%
Pen-Link, Ltd. (d)	Software as a Service	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,334,109	10,500,000	8.5%

		Total Software as a Service		59,281,281	59,939,739	48.5%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,885,574	5,955,441	4.8%

		Total Utilities		5,885,574	5,955,441	4.8%

Sub Total Non-control/Non-affiliated investments				239,950,830	245,883,731	199.1%

Control investments - 13.7% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.21%, 10/17/2023	$30,000,000	15,172,837	16,860,256	13.7%

Sub Total Control investments				15,172,837	16,860,256	13.7%

TOTAL INVESTMENTS - 212.8% (b)				$255,123,667	$262,743,987	212.8%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 6.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $123,491,324 as of May 31, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.21% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$590,990	$378,746	$—	$1,687,419

(g)	Non-income producing at May 31, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of May 31, 2015 (See note 7).
(k)	Includes an analysis of the fair value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at May 31, 2015. As such, no interest is being earned on this investment.
(m)	The investment was on non-accrual status as of May 31, 2015.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2015

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 182.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,769,432	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,472,502	1.2%

		Total Automotive Aftermarket		9,218,383	10,979,782	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,493,470	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	942,624	0.8%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,436,094	2.8%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,731,667	5,686,622	5,478,327	4.5%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,910,112	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,872,639	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,260,787	8,400,000	6.9%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	391,584	0.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,955,051	1,941,417	1,925,725	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,975,767	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,205,142	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,436,991	9,312,095	9,295,437	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	62,341	0.1%

		Total Business Services		51,564,581	52,127,585	42.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 12.00% (11.00% Cash/1.00% PIK), 5/24/2016	$3,569,127	3,537,732	3,283,597	2.7%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,227	—	0.0%

		Total Consumer Products		6,583,882	3,283,597	2.7%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	163,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,951,759	3,000,000	2.4%
Avionte Holdings, LLC (j), (l)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$716,179	714,270	716,179	0.6%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,069,157	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,750,000	13,609,579	13,750,000	11.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,709,677	3,680,863	3,652,919	3.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,937,212	4,981,000	4.1%

		Total Consumer Services		26,993,683	27,332,255	22.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,950,048	6,950,048	6,667,181	5.4%

		Total Electronics		6,950,048	6,667,181	5.4%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.76% Cash, 6/19/2018	$5,050,436	5,038,131	5,037,810	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,512,732	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,791,595	2,791,595	2,763,679	2.3%

		Total Food and Beverage		10,342,458	10,347,610	8.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,459,134	5,374,249	5,459,134	4.4%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	294,500	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,129,704	3,990,000	3.3%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,443,750	4,373,369	4,159,350	3.4%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,312,500	2,295,234	2,277,813	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,443,919	4,361,438	4,460,806	3.6%

		Total Healthcare Services		21,033,994	20,641,603	16.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 5/16/2019	$9,368,327	9,206,438	9,579,115	7.9%
HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2020	$1,600,000	1,569,149	1,576,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	$—	—	(36,000)	0.0%
HMN Holdco, LLC (g)	Media	Class A Series	4,264	61,647	223,604	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant	30,320	438,353	1,247,365	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,085,128	1.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	350,464	0.3%

		Total Media		11,275,587	15,025,676	12.4%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 9.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,563	15,262,000	12.3%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	300,652	0.2%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,732,976	2,374,260	1,684,118	1.4%

		Total Publishing		2,374,260	1,984,770	1.6%

Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,850,000	11,634,939	11,850,000	9.7%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	981,627	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	1,769	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.78% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.25% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock	63,463	149,138	87,579	0.1%
Community Investors, Inc.	Software as a Service	Preferred Stock - A2	38,641	100,853	53,325	0.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares	135,584	135,584	187,106	0.2%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,429,305	7,500,000	6.1%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	225,638	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,475,000	4,433,897	4,475,000	3.7%
Pen-Link, Ltd. (d)	Software as a Service	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,326,376	10,500,000	8.6%

		Total Software as a Service		49,942,990	50,362,044	41.1%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,881,694	5,955,441	5.0%

		Total Utilities		5,881,694	5,955,441	5.0%

Sub Total Non-control/Non-affiliated investments				222,505,383	223,506,589	182.3%

Control investments - 13.9% (b)

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.32%, 10/17/2023	$30,000,000	15,953,001	17,031,146	13.9%

Sub Total Control investments				15,953,001	17,031,146	13.9%

TOTAL INVESTMENTS - 196.2% (b)				$238,458,384	$240,537,735	196.2%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,598,742, as of February 28, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.32% interest rate in the table above represents the interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (cost)	Interest Income	Management fee income	Net Realized gains/(losses)	Net Unrealized gains
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,707,230	$1,520,205	$—	$1,078,145

(g)	Non-income producing at February 28, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 28, 2015 (See note 7).
(k)	Includes an analysis of the value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014
INCREASE FROM OPERATIONS:
Net investment income	$1,770,690	$2,062,906
Net realized gain from investments	73,246	81,680
Net unrealized appreciation (depreciation) on investments	5,540,969	(384,697)

Net increase in net assets from operations	7,384,905	1,759,889

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(6,894,523)	—

Net decrease in net assets from shareholder distributions	(6,894,523)	—

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	402,200	—

Net increase in net assets from capital share transactions	402,200	—

Total increase in net assets	892,582	1,759,889
Net assets at beginning of period	122,598,742	113,427,929

Net assets at end of period	$123,491,324	$115,187,818

Net asset value per common share	$22.75	$21.41

Common shares outstanding at end of period	5,428,758	5,379,616

Distribution in excess of net investment income	$(29,029,436)	$(29,060,761)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$7,384,905	$1,759,889
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(597,336)	(110,592)
Net accretion of discount on investments	(143,205)	(177,191)
Amortization of deferred debt financing costs	217,658	252,299
Net realized gain from investments	(73,246)	(81,680)
Net unrealized (appreciation) depreciation on investments	(5,540,969)	384,697
Proceeds from sale and redemption of investments	7,323,338	8,689,899
Purchase of investments	(23,174,833)	(21,574,435)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	12,311,321	(6,432,500)
Interest receivable	(324,128)	(934,623)
Management fee receivable	(2,614)	(16,770)
Other assets	(4,847)	(6,875)
Increase (decrease) in operating liabilities:
Management and incentive fees payable	929,376	(209,637)
Accounts payable and accrued expenses	(159,806)	71,538
Interest and debt fees payable	(492,838)	(214,866)
Due to manager	10,000	(50,000)

NET CASH USED BY OPERATING ACTIVITIES	(2,337,224)	(18,650,847)

Financing activities
Borrowings on debt	3,200,000	18,700,000
Paydowns on debt	(1,000,000)	—
Debt financing cost	(152,773)	(368,940)
Payments of cash dividends	(899,034)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,148,193	18,331,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,189,031)	(319,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,888,158	3,293,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$699,127	$2,974,111

Supplemental information:
Interest paid during the period	$2,239,045	$1,750,155

Supplemental non-cash information:
Paid-in-kind interest income	$597,336	$110,592
Net accretion of discount on investments	$143,205	$177,191
Amortization of deferred debt financing costs	$217,658	$252,299
Stock dividend distribution	$402,200	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(unaudited)

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

The Company and SBIC are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC’s status as investment companies during the three months ended May 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as a money market fund, if such investment would cause the Company to exceed any of the following limitations:

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed, and is to be applied on a retrospective basis. The Company has adopted the provisions of ASU 2015-03 as of February 28, 2015, by reclassifying deferred debt financing costs from within total assets to within total liabilities as a contra-liability. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2015, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2015 and May 31, 2014, there were no uncertain tax positions.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations, relating to the capital gains incentive fee payable on the consolidated statements of assets and liabilities, by the Company to its investment adviser when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains net of realized and unrealized losses for the period.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$17,794	$17,794
First lien term loans	—	—	157,072	157,072
Second lien term loans	—	—	40,551	40,551
Unsecured notes	—	—	5,861	5,861
Structured finance securities	—	—	16,860	16,860
Equity interest	—	—	24,606	24,606

Total	$—	$—	$262,744	$262,744

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized gains (losses)	(240)	29	(22)	1,036	609	4,129	5,541
Purchases and other adjustments to cost	11	17,941	5,056	494	—	413	23,915
Sales and redemptions	(283)	(6,174)	(86)	—	(780)	—	(7,323)
Net realized gain from investments	4	69	—	—	—	—	73
Transfers in/out	—	—	—	101	—	(101)	—

Balance as of May 31, 2015	$17,794	$157,072	$40,551	$5,861	$16,860	$24,606	$262,744

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) for the three months ended May 31, 2015 on investments held as of May 31, 2015 is $5,493,439 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2014 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845
Net unrealized gains (losses)	(181)	(342)	(210)	8	549	(209)	(385)
Purchases and other adjustments to cost	16	9,605	11,134	76	—	1,031	21,862
Sales and redemptions	(106)	(2,584)	(6,000)	—	—	—	(8,690)
Net realized gain (loss) from investments	1	35	46	—	—	—	82

Balance as of May 31, 2014	$32,120	$116,992	$32,774	$5,555	$20,119	$11,154	$218,714

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain/(loss) for the three months ended May 31, 2014 on investments held as of May 31, 2014 is ($319,092) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	17,794	Market Comparables	Third-Party Bid	84.5% -100.4%
First lien term loans	157,072	Market Comparables	Market Yield (%)	6.2% – 15.5%
			EBITDA Multiples (x)	0.1x – 3.0x
			Third-Party Bid	81.5% - 105.0%
Second lien term loans	40,551	Market Comparables	Market Yield (%)	8.5% - 16.9%
			Third-Party Bid	99.5% - 100.0%
Unsecured notes	5,861	Market Comparables	Market Yield (%)	8.6% - 13.2%
Structured finance securities	16,860	Discounted Cash Flow	Discount Rate (%)	11.0%
Equity interests	24,606	Market Comparables	EBITDA Multiples (x)	5.0x – 11.0x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	18,302	Market Comparables	Third-Party Bid	93.6% -100.4%
First lien term loans	145,207	Market Comparables	Market Yield (%)	5.8% - 17.7%
			EBITDA Multiples (x)	3.0x
			Third-Party Bid	79.3 - 105.0
Second lien term loans	35,603	Market Comparables	Market Yield (%)	8.5% - 15.0%
			Third-Party Bid	98.3% - 98.3%
Unsecured notes	4,230	Market Comparables	Market Yield (%)	13.2% - 20.3%
Structured finance securities	17,031	Discounted Cash Flow	Discount Rate (%)	12.0%
Equity interests	20,165	Market Comparables	EBITDA Multiples (x)	5.0x - 12.1x

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

The composition of our investments as of May 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,390	7.2%	$17,794	6.8%
First lien term loans	156,795	61.4	157,072	59.8
Second lien term loans	40,718	16.0	40,551	15.4
Unsecured notes	7,962	3.1	5,861	2.2
Structured finance securities	15,173	6.0	16,860	6.4
Equity interest	16,086	6.3	24,606	9.4

Total	$255,124	100.0%	$262,744	100.0%

The composition of our investments as of February 28, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,658	7.8%	$18,302	7.6%
First lien term loans	144,959	60.8	145,207	60.3
Second lien term loans	35,748	15.0	35,603	14.8
Unsecured notes	7,366	3.1	4,230	1.8
Structured finance securities	15,953	6.7	17,031	7.1
Equity interest	15,774	6.6	20,165	8.4

Total	$238,458	100.0%	$240,538	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2015. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended May 31, 2015 and May 31, 2014, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.6 million and $0.6 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At May 31, 2015, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $16.9 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2015, Saratoga CLO had investments with a principal balance of $306.6 million and a weighted average spread over LIBOR of 4.2%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2015, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $17.1 million, which had a present value of approximately $16.9 million, using an 11.0% discount rate.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2015 and February 28, 2015 and for the three months ended May 31, 2015 and May 31, 2014.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	May 31, 2015	February 28, 2015
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $304,723,108, and $295,193,588, respectively)	$304,192,066	$294,621,817
Fair Value Other/Structured finance securities (amortized cost of $2,566,752 and $2,566,752, respectively)	490,890	617,451

Total investments at fair value (amortized cost of $307,289,860 and $297,760,340, respectively)	304,682,956	295,239,268
Cash and cash equivalents	2,565,671	5,831,797
Receivable from open trades	745,005	2,119,687
Interest receivable	1,361,040	1,290,637

Total assets	$309,354,672	$304,481,389

LIABILITIES

Interest payable	$644,098	$631,886
Payable from open trades	9,759,881	5,214,331
Accrued base management fee	87,263	85,957
Accrued subordinated management fee	87,263	85,957
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,451,425)	(1,495,802)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(150,450)	(155,050)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(977,323)	(1,007,205)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(608,487)	(627,091)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(789,863)	(814,013)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,489,121)	(1,534,650)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(541,620)	(558,180)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,885,333)	(1,941,595)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$315,084,883	$310,284,545

Commitments and contingencies

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(5,803,406)	(3,343,488)
Net gain/(loss)	72,945	(2,459,918)

Total net assets	(5,730,211)	(5,803,156)

Total liabilities and net assets	$309,354,672	$304,481,389

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014
INVESTMENT INCOME
Interest from investments	$3,512,587	$3,157,518
Interest from cash and cash equivalents	290	276
Other income	164,115	98,923

Total investment income	3,676,992	3,256,717

EXPENSES
Interest expense	2,846,636	2,126,984
Professional fees	59,222	70,218
Miscellaneous fee expense	4,925	23,133
Base management fee	189,373	196,017
Subordinated management fee	189,373	196,017
Trustee expenses	31,284	26,615
Amortization expense	239,963	239,963

Total expenses	3,560,776	2,878,947

NET INVESTMENT INCOME	116,216	377,770

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	42,561	380,619
Net unrealized depreciation on investments	(85,832)	(1,453,349)

Net loss on investments	(43,271)	(1,072,730)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$72,945	$(694,960)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

May 31, 2015

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$301,140
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	189,750
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$496,250	491,913	476,400
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/27/2021	$1,990,000	1,975,220	1,992,806
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,260,898
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/27/2022	$500,000	497,525	504,375
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,490,000	2,486,539	2,485,344
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$319,103	317,635	320,900
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$992,500	992,500	967,687
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	4/16/2021	$497,500	495,530	498,276
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,390,923	3,427,971
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,524,604	1,524,604	1,526,830
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.00%	4/2/2022	$500,000	497,572	502,915
American Tire Distributors Inc	Automotive	Term Loan B	Loan	4.25%	9/1/2021	$496,487	495,668	501,040
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,177	78,593
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,631
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,174,472	3,174,472	3,170,504
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$483,163	482,308	484,975
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$250,000	248,759	252,812
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,397,939	5,358,755	5,414,834
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$3,913,710	3,905,683	3,913,710
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,900,000	1,898,425	1,911,077
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$460,274	458,212	460,274
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$492,348	491,947	492,348
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.75%	11/20/2019	$1,007,652	1,005,133	1,007,652
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$533,481	531,096	536,148
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$495,000	492,889	494,381
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,988	1,814,499
Biomet, Inc.	Healthcare & Pharmaceuticals	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,325
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,486,212	1,485,225	1,489,304
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/19/2022	$1,000,000	997,500	1,001,250
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,994,950	1,933,227	1,948,407
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,526	753,516
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,487,481	1,475,540	1,484,699
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,933,169	1,945,346	1,921,087
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,261	1,865,800
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$992,500	983,770	995,805
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,683	900,167
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,955,057	1,960,381	1,958,107
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,073,747	2,077,935	2,081,523
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$496,250	494,094	497,804
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,149,147	2,173,337	2,156,905
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,724,987	2,753,442	2,730,328
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,649,005	2,640,702	2,632,078
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term F Loan	Loan	3.25%	12/31/2018	$1,097,819	1,077,865	1,099,653
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,027,707	1,000,275	1,029,568
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,890,955	1,840,450	1,894,377
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$490,397	487,081	490,397
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$995,000	991,770	997,070
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	501,125
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$2,000,000	1,987,560	1,990,500
CommScope, Inc.	Telecommunications	Term Loan B	Loan	4.00%	5/27/2022	$500,000	498,750	500,625
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	4/21/2022	$250,000	248,764	251,875
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,586,275	3,586,275	3,568,344
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$740,625	739,888	700,816
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,429,443	2,427,500	2,424,536
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,496,250	1,482,153	1,499,362
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$777,637	738,020	764,029
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	742,154	744,333
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,256	445,413
Custom Sensors & Technologies, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$497,500	496,476	497,500
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$496,250	494,065	496,994
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,231,044	3,210,653	3,191,432
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	476,070	476,214
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,926,941	2,915,287	2,928,170
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,909	500,000
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,563	999,310
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,982	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,779	249,688
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$496,250	494,151	497,024
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$926,971	922,892	926,971
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$500,000	497,921	500,750
Dollar Tree Stores Inc.	Retail	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,086	1,009,030
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,977,500	2,971,293	2,959,814
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,472,161	1,477,822	1,469,408
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,966	422,910
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50 (2.00% Cash/ 6.50% PIK)%	7/2/2020	$850,514	820,457	634,696
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$497,500	495,276	498,122
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,728	498,440
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan B1A	Loan	4.50%	7/30/2021	$1,000,000	990,354	988,330
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,782	941,374
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$972,562	970,551	948,248
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,982,462	1,977,634	1,979,984
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,977,500	2,964,818	2,966,811
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,734,063	2,788,944
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,024,645	2,116,833
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,488,750	1,479,155	1,455,253
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,977,443	1,977,366	1,790,199
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$489,865	489,865	490,271
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$200,648	199,825	199,896
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$784,352	781,392	781,411
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,469,943	2,461,740	2,412,690
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$497,500	492,525	494,888
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$693,858	683,135	690,680
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,720,142	4,706,492	4,667,041
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,747,966	2,740,001	2,706,746
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,298,766	3,355,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,806	3,381,052
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,989,995	1,950,196	1,987,508
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$484,375	482,452	485,184
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,648,670	5,415,004	5,648,105
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$250,000	248,764	250,625
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,932,500	2,964,832	2,933,556
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,985,000	1,968,036	1,994,925
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,840,541	3,813,492	3,840,541
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,797	489,720	492,761
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,205,351	2,189,132	2,195,361
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,994,898	1,986,758	1,998,229
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$962,775	962,775	872,188
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$496,364	495,123	492,641
J.Jill Group, Inc.	Retail	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$1,000,000	995,018	1,001,250
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,471,356	2,449,511	2,486,802
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,987,513	2,962,552	2,970,095
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$434,717	433,214	435,586
Level 3 Financing, Inc.	Telecommunications	Term Loan B2	Loan	4.50%	1/31/2022	$500,000	496,648	499,688
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$497,500	495,281	497,813
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$490,000	490,000	490,186
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,488,750	1,482,222	1,493,469
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,122,318	2,118,346	2,124,313
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,190	25,190	25,324
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$223,560	222,539	224,747
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,488,750	1,475,773	1,001,929
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$431,818	430,910	430,739
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$992,500	984,127	985,056
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,060,272	1,072,238
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$995,006	991,489	995,832
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,731	243,125
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,480	2,209,846
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$992,500	980,651	988,778
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,795,033	4,803,880	4,790,142
Novelis, Inc.	Conglomerate	Term Loan B	Loan	3.75%	3/10/2017	$4,795,033	4,771,058	4,790,142
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$485,000	485,000	480,756
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,851,400	3,833,925	3,825,095
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$795,751	795,751	790,284
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$974,527	970,576	969,654
On Assignment, Inc.	Services: Business	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,800	1,310,957
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,996,811	3,982,808	3,993,054
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$48,537	48,182	48,294
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$448,963	445,914	446,719
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$2,967,500	2,965,974	2,952,663
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,408,613	1,406,579	1,409,500
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,444,113	1,437,299	1,427,867
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$987,500	983,132	966,516
Par Pharmaceutical Companies, Inc.	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$498,750	496,360	499,583
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$250,000	248,773	251,875
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,465,561	1,464,910	1,467,584
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retail	Term Loan B1	Loan	4.25%	3/11/2022	$1,000,000	995,088	1,002,140
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$987,500	978,766	990,788
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,935,450	1,914,850	1,937,521
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$496,250	494,073	495,942
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	5/19/2022	$500,000	497,500	501,875
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,895	2,572,813
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,485,000	2,477,540	2,478,788
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$493,750	491,694	495,394
Post Holdings, Inc.	Consumer Goods: Non-Durable	Term Loan Series A	Loan	3.75%	6/2/2021	$1,000,000	994,500	995,180
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$750,000	746,250	750,623
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,916,667	1,861,770	1,920,270
Prestige Brands, Inc.	Consumer Goods: Durable	Term B-3 Loan	Loan	3.50%	9/3/2021	$2,112,374	2,104,893	2,114,127
Quintiles Transnational Corp.	Services: Business	Term Loan B	Loan	3.25%	5/6/2022	$1,000,000	997,510	1,002,190
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$995,000	992,728	995,000
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,726	499,585
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$493,750	490,848	493,133
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$500,000	498,780	501,640
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$500,000	497,544	501,875
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,642,630	1,644,003	1,639,690
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,910,551	1,910,551	1,916,531
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,138	1,009,380
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,900,419	1,916,674
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,488,750	1,482,202	1,481,306
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,194,247	5,194,247	5,194,247
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$990,000	985,714	891,000
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$997,500	988,352	996,440
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$994,962	918,242	811,929
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.00%	10/11/2021	$1,264,400	1,264,400	1,266,878
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,920,081	1,916,275	1,912,880
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,990,000	1,972,330	1,994,657
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$995,000	992,823	994,383
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$224,437	223,922	224,999
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,271,813	1,268,891	1,274,992
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$883,715	875,972	884,599
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,987,500	1,932,692	1,828,500
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,935,089	2,926,129	2,930,187
Staples, Inc.	Retail	Term Loan B	Loan	3.50%	4/23/2021	$1,000,000	995,000	1,000,940
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$990,000	981,539	985,050
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,389	285,472
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,622,675	3,714,924
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$235,379	230,025	158,528
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,313	458,917
TGI Friday’s Inc	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,761,386	1,756,571	1,761,386
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$1,000,000	995,060	1,005,420
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$498,750	495,598	504,516
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,310,366	4,318,132	4,297,435
TransDigm, Inc.	Aerospace and Defense	Tranche E Term Loan	Loan	3.50%	5/13/2022	$2,000,000	1,990,600	1,985,000
TransFirst Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$498,750	494,148	498,022
Trans Union LLC	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$495,000	493,963	493,322
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$1,000,000	995,055	1,010,000
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,830,188	1,827,442
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$486,325	479,056	486,529
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$956,192	958,419	953,801
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,110	157,308	157,814
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$928,641	924,314	926,905
United Surgical Partners International, Inc.	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,425,561	2,403,697	2,425,561
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,834,969	3,834,775	3,830,175
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,939,724	2,924,949	2,934,667
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,897	2,543,272
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,010,683	1,015,325
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,490,815
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$496,250	494,080	498,319
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,875	1,850,149	1,800,800
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,405	251,145
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$671,921	666,709	671,753
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,603,429	2,565,490

							$307,289,860	$304,682,956

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2015

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$437,188
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	180,263
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$497,500	493,004	492,276
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	9/27/2021	$1,995,000	1,981,328	2,004,416
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,240,517
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$1,995,000	1,993,940	1,984,287
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$319,903	318,380	321,304
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$995,000	995,000	997,488
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	4/16/2021	$498,750	496,691	500,411
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,389,632	3,437,723
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,529,610	1,529,610	1,529,610
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	$496,487	496,486	497,108
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,178	78,395
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,521
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,182,489	3,182,489	3,168,581
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$495,000	494,038	495,312
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,412,086	5,370,590	5,424,642
Auction.Com, LLC	Services: Business	Term Loan A-4	Loan	4.40%	2/28/2017	$914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,319,115	4,309,242	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,925,000	1,923,275	1,937,031
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$467,123	464,958	466,614
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$493,623	493,111	492,236
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$969,671	965,093	964,416
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$496,250	494,055	495,009
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,403	1,812,648
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	$2,977,500	2,996,769	2,971,307
Biomet, Inc.	Healthcare & Pharmaceuticals	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,601
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,489,975	1,488,922	1,483,374
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,287	747,120
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,491,237	1,478,800	1,478,935
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,938,503	1,952,391	1,904,580
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,945,000	1,935,814	1,942,219
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$995,000	985,881	998,423
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,028	917,141
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,960,046	1,965,495	1,969,846
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,079,313	2,083,783	2,084,511
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$497,500	495,170	498,401
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,154,560	2,180,598	2,157,533
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,731,869	2,761,735	2,733,235
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,655,745	2,646,932	2,646,344
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2017 Term E Loan	Loan	3.49%	1/25/2017	$1,097,818	1,074,945	1,097,193
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2021 Term D Loan	Loan	4.25%	1/27/2021	$2,926,052	2,844,886	2,935,210
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$562,001	557,872	561,298
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$997,500	994,095	979,106
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	500,315
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,595,331	3,595,331	3,570,631
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$742,500	741,718	681,244
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,435,594	2,433,546	2,430,723
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,500,000	1,485,423	1,505,625
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$779,642	736,275	765,998
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,367	727,033
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,100	466,863
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$498,750	497,651	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$497,500	495,228	498,062
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,460,027	3,436,485	3,413,835
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	475,991	474,230
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,969,962	2,957,576	2,980,684
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,835	499,790
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,314	995,630
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,710	250,938
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$497,500	495,324	497,500
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$995,000	990,370	999,975
Dollar Tree	Retail	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,000	1,007,500
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	$2,985,000	2,978,605	2,962,075
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,489,975	1,495,721	1,473,213
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,120	457,295
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50% (2.00% Cash/ 6.50% PIK)	7/2/2020	$836,617	805,283	672,882
EIG Investors Corp.	Services: Business	Term Loan	Loan	5.00%	11/8/2019	$987,500	983,552	989,969
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$498,750	496,403	496,102
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,553	484,845
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,126	942,546
Enviromental Resources Management	Services: Business	Term Loan	Loan	5.00%	5/14/2021	$1,000,000	990,000	985,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$975,056	972,887	955,555
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,987,481	1,982,274	1,972,575
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,985,000	2,971,883	2,975,687
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,729,399	2,785,568
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,021,476	2,115,777
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,492,500	1,482,322	1,421,606
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,982,462	1,982,212	1,835,423
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$493,750	493,750	491,281
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$201,157	200,308	199,146
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$786,343	783,060	778,479
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,476,212	2,467,608	2,377,164
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$498,750	493,763	494,885
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$802,956	789,932	797,182
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,724,136	4,709,712	4,649,353
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,755,515	2,747,025	2,719,914
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,296,753	3,347,933
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,240	3,353,443
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,995,000	1,981,582	1,965,075
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$487,500	485,460	488,963
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,663,006	5,409,534	5,658,872
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,940,000	2,975,234	2,927,152
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,990,000	1,972,040	1,999,950
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,880,270	3,866,113	3,872,199
Husky Injection	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$498,099	495,886	495,818
Ikaria, Inc.	Healthcare & Pharmaceuticals	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	$435,702	433,809	434,251
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,211,036	2,194,068	2,190,650
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,000,000	1,990,539	1,993,760
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$965,206	965,206	906,493
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$497,576	496,332	492,913
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,477,613	2,453,687	2,477,167
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,995,000	2,968,450	2,961,306
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$451,283	449,626	450,719
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	$500,000	496,541	502,085
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$498,750	496,409	491,269
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$491,250	491,250	488,258
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,492,500	1,485,638	1,488,769
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,393,981	2,389,500	2,381,509
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$172,170	172,170	171,309
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,253	25,253	25,364
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$224,122	223,063	225,103
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,492,500	1,479,041	1,489,396
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	$196,558	195,710	196,411
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$445,455	444,453	442,033
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$995,000	986,186	996,244
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,058,933	1,067,198
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$997,500	992,907	996,253
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	240,418
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,305	2,201,538
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$995,000	992,803	986,921
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,807,530	4,817,740	4,799,502
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$486,250	486,250	480,780
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,861,225	3,842,164	3,850,761
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$797,986	797,986	791,004
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$977,052	972,882	962,396
On Assignment, Inc.	Services: Business	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,451	1,301,528
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$4,074,401	4,059,378	4,078,842
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$498,750	495,208	496,466
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$970,000	970,000	957,875
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,494,994	1,492,711	1,494,755
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,447,901	1,440,712	1,406,274
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$990,000	985,444	947,925
Par Pharmaceutical	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$500,000	497,502	499,065
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,469,388	1,468,520	1,467,066
PetSmart	Retail	Term Loan B	Loan	5.00%	3/11/2022	$1,000,000	995,000	1,007,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$993,750	984,482	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,940,400	1,918,409	1,935,898
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$497,500	495,245	495,948
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,466	2,565,560
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$1,488,750	1,482,052	1,488,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$495,000	492,860	495,619
Presidio	Services: Business	Term Loan B	Loan	6.25%	2/2/2022	$2,000,000	1,940,655	1,973,760
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	4.13%	1/31/2019	$344,697	341,112	344,697
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	$1,861,111	1,858,280	1,860,534
QoL Meds, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	7/15/2020	$1,995,000	1,985,909	1,990,013
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	$3,627,678	3,600,425	3,628,802
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.75%	10/1/2021	$997,500	995,145	996,882
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,672	496,250
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$495,000	491,974	494,381

Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,646,799	1,648,172	1,642,172
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,960,200	1,960,200	1,965,767
Riverbed Technology	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,000	1,007,500
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,898,764	1,906,285
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,492,500	1,485,607	1,479,441
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	$5,207,431	5,188,396	5,219,147
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$992,500	988,065	863,475
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$1,000,000	990,433	998,040
Scitor Corporation	Services: Business	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,387	461,077
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$997,481	917,590	806,294
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	$1,509,445	1,509,445	1,511,603
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,925,067	1,920,548	1,925,067
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,995,000	1,976,650	1,994,641
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$997,500	995,166	996,253
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$225,000	224,471	225,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,275,000	1,272,004	1,275,000
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$886,138	877,732	884,756
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$2,000,000	1,942,284	1,915,000
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	$496,250	495,181	485,084
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,967,681	2,957,888	2,952,842
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$992,500	983,723	975,131
STHI Holding	Healthcare & Pharmaceuticals	Term Loan	Loan	4.50%	8/6/2021	$997,500	997,500	994,388
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,117	285,084
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,618,899	3,706,804
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$238,660	232,462	203,756
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,105	473,314
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$267,977	266,768	267,642
TGI Friday’s	Food Services	Term Loan (Second Lien)	Loan	9.25%	7/15/2021	$2,000,000	2,016,250	2,000,000
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$500,000	496,689	504,790
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,847,054	4,856,484	4,824,661
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$500,000	495,182	502,815
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$496,250	495,138	493,977
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,850,000	1,843,008	1,822,250
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$487,566	479,874	481,471
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$974,167	976,455	975,998
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,518	157,610	156,734
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$931,046	926,144	920,572
United Surgical Partners International, Inc.	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,431,749	2,408,580	2,431,749
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,844,964	3,844,749	3,813,935
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,947,446	2,931,982	2,940,549
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,415	2,539,683
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,264,058	1,259,623	1,259,634
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,881,003	2,881,003	2,878,294
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$497,500	495,243	499,366
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,876	1,851,978	1,796,218
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,375	250,520
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$673,630	668,099	670,545
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,605,923	2,562,998

							$297,760,340	$295,239,268

Note 5. Agreements and-Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement is two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. On July 8, 2015, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2015 and May 31, 2014, we incurred $1.1 million and $1.0 million in base management fees, respectively. For the three months ended May 31, 2015 and May 31, 2014, we incurred $0.7 million and $0.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2015 and May 31, 2014, we accrued of $1.1 million and $0.1 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2015, the base management fees accrual was $1.1 million and the incentive fees accrual was $5.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2015, the base management fees accrual was $1.0 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two year term of the administration agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. In addition, our board of directors intends to review the new cap in the next three to six months to determine whether it should be further adjusted in light of differences between our projected and actual expenses and other similar factors.

For the three months ended May 31, 2015 and May 31, 2014, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2015 and February 28, 2015, $0.4 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the three months ended May 31, 2015 and May 31, 2014, the Company neither bought nor sold any investments from the Saratoga CLO.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility (the “Credit Facility”) with Madison Capital Funding LLC, in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Credit Facility to secure our obligations thereunder.

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

As of May 31, 2015 and February 28, 2015, there was $11.8 million and $9.6 million outstanding under the Credit Facility, respectively, and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2015 and May 31, 2014, we recorded $0.2 million and $0.2 million of interest expense, respectively. For the three months ended May 31, 2015 and May 31, 2014, we recorded $0.02 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rates during the three months ended May 31, 2015 and May 31, 2014 on the outstanding borrowings under the Credit Facility were 6.00% and 7.50%, respectively.

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

Our borrowing base under the Credit Facility was $35.5 million subject to the Credit Facility cap of $45.0 million at May 31, 2015. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2015 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2015. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2015, we have funded SBIC LP with $59.3 million of equity capital, and have $79.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2015 and February 28, 2015, there was $79.0 million and $79.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. Financing costs of $3.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended May 31, 2015 and May 31, 2014, we recorded $0.6 million and $0.4 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2015 and May 31, 2014, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended May 31, 2015 and May 31, 2014 on the outstanding borrowings of the SBA debentures was 3.25% and 3.06%, respectively.

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

As of May 31, 2015, the carrying amount and fair value of the Notes was $48.3 million and $49.7 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of May 31, 2015, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the three months ended May 31, 2015, we recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the three months ended May 31, 2014, we recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$139,100	$—	$—	$48,300	$90,800

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.2 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2015 and February 28, 2015 are shown in the table below (dollars in thousands):

	As of
	May 31, 2015	February 28, 2015
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	1,000	1,000
Knowland Technology Holdings, L.L.C	300	300

Total	$11,200	$11,200

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2015 and May 31, 2014, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. As of May 31, 2015 and February 28, 2015, $0.04 million and $0.03 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of May 31, 2015, we had not issued any common stock to our directors as compensation for their services.

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

On April 9, 2015, the Company declared a dividend of $0.27 per share payable on May 29, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock.

On May 14, 2015, the Company declared a dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three months ended May 31, 2015 and May 31, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and diluted	May 31, 2015	May 31, 2014
Net increase in net assets from operations	$7,385	$1,760
Weighted average common shares outstanding	5,422,491	5,379,616
Earnings per common share-basic and diluted	$1.36	$0.33

Note 11. Dividend

On May 14, 2015, the Company declared a dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

On April 9, 2015, the Company declared a dividend of $0.27 per share payable on May 29, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock.

The following tables summarize dividends declared during the three months ended May 31, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.27	$6,895

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The Company did not declare any dividend payments during the quarter ended May 31, 2014.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2015 and May 31, 2014:

	May 31, 2015	May 31, 2014
Per share data:
Net asset value at beginning of period	$22.70	$21.08
Net investment income (1)	0.33	0.38
Net realized and unrealized gains and losses on investments and derivatives	1.03	(0.05)

Net increase in net assets from operations	1.36	0.33
Distributions declared from net investment income	(1.27)	—

Total distributions to stockholders	(1.27)	—
Other (4)	(0.04)	—
Net asset value at end of period	$22.75	$21.41
Net assets at end of period	$123,491,324	$115,187,818
Shares outstanding at end of period	5,428,758	5,379,616
Per share market value at end of period	$17.42	$15.15
Total return based on market value (2)	10.86%	(4.62)%
Total return based on net asset value (3)	1.68%	1.57%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	5.80%	7.28%
Ratio of operating expenses to average net assets	6.65%	6.76%

	May 31, 2015	May 31, 2014
Ratio of incentive management fees to average net assets	5.89%	1.34%
Ratio of credit facility related expenses to average net assets	6.43%	6.31%
Ratio of total expenses to average net assets	18.97%	14.40%
Portfolio turnover rate (5)	2.99%	4.29%

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the three months ended May 31, 2014. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements included in this Form 10-Q.

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

Note 13. Subsequent Events

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of July 14, 2015, the Company sold 227,863 bonds with a principal of $5,696,575 at an average price of $25.32 for aggregate net proceeds of $5,653,305 (net of transaction costs).

On July 8, 2015 the Company declared a dividend of $0.33 per share payable for the fiscal quarter ended May 31, 2015 to all stockholders of record at the close of business on August 3, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of July 14, 2015, the Company sold 227,863 bonds with a principal of $5,696,575 at an average price of $25.32 for aggregate net proceeds of $5,653,305 (net of transaction costs).

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

We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarters ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro-rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007, and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us; of which $0.3 million has been paid by us. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Quarterly Report.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At May 31, 2015	At February 28, 2015
	($ in millions)	($ in millions)
Number of investments(1)	65	63
Number of portfolio companies(1)	35	34
Average investment size(1)	$3.8	$3.5
Weighted average maturity(1)	3.5yrs	3.7yrs
Number of industries(1)	14	14
Average investment per portfolio company(1)	$7.0	$6.6
Non-performing or delinquent investments(1)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$83.0(37.5)%	$82.5(40.6)%
Weighted average current coupon(2)	11.9%	12.0%
Floating rate debt (% of interest bearing portfolio)(2)	$138.2(62.5)%	$120.8(59.4)%
Weighted average current spread over LIBOR(2)	8.9%	8.7%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, investments in common stocks and limited partnership interests.

During the three months ended May 31, 2015, we made $23.2 million investments in new or existing portfolio companies and had $7.3 million in aggregate amount of exits and repayments resulting in net investments of $15.9 million for the period.

During the three months ended May 31, 2014, we made $21.6 million investments in new or existing portfolio companies and had $8.7 million in aggregate amount of exits and repayments resulting in net investments of $12.9 million for the period.

Our portfolio composition at May 31, 2015 and February 28, 2015 at fair value was as follows:

Portfolio composition

	At May 31, 2015		At February 28, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	6.8%	6.3%	7.6%	6.2%
First lien term loans	59.8	11.2	60.3	11.0
Second lien term loans	15.4	11.0	14.8	11.2
Unsecured notes	2.2	10.8	1.8	13.7
Saratoga CLO subordinated notes	6.4	28.8	7.1	25.2
Equity interests	9.4	N/A	8.4	N/A

Total	100.0%	12.0%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2015 and February 28, 2015, was composed of $306.6 million and $296.9 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2015, $301.1 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. At February 28, 2015, $291.6 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.7 million.

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

The CMR distribution of our investments at May 31, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At May 31, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$211,564	80.5%	$191,606	79.7%
Yellow	9,611	3.7	11,635	4.8
Red	103	0.0	101	0.0
N/A(1)	41,466	15.8	37,196	15.5

Total	$262,744	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At May 31, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$284,908	93.5%	$278,769	94.4%
Yellow	16,166	5.3	12,875	4.4
Red	3,118	1.0	2,978	1.0
N/A(1)	491	0.2	617	0.2

Total	$304,683	100.0%	$295,239	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2015 and February 28, 2015:

	At May 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Software as a Service	$59,940	22.8%	$50,362	20.9%
Business Services	52,494	20.0	52,128	21.7
Consumer Services	28,977	11.0	27,332	11.4
Healthcare Services	20,027	7.6	20,641	8.6
Food and Beverage	17,285	6.6	10,348	4.3
Structured Finance (1)	16,860	6.4	17,031	7.1
Media	15,494	5.9	15,026	6.2
Metals	15,262	5.8	15,262	6.3
Automotive Aftermarket	10,540	4.0	10,980	4.6
Electronics	6,576	2.5	6,667	2.8
Publishing	6,421	2.4	1,985	0.8
Utilities	5,955	2.3	5,955	2.5
Building Products	3,775	1.5	3,436	1.4
Consumer Products	3,035	1.2	3,284	1.4
Education	103	0.0	101	0.0

Total	$262,744	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2015 and February 28, 2015:

	At May 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$42,819	14.1%	$42,751	14.4%
Healthcare & Pharmaceuticals	34,030	11.1	35,341	12.0
Chemicals/Plastics	26,610	8.7	25,758	8.7
Conglomerate	21,103	6.9	19,928	6.7
Retailers (Except Food and Drugs)	20,873	6.9	22,026	7.4
Financial Intermediaries	16,026	5.3	10,806	3.7
Industrial Equipment	14,933	4.9	15,290	5.2
Electronics/Electric	12,448	4.1	12,904	4.4
Leisure Goods/Activities/Movies	11,587	3.8	12,629	4.3
Telecommunications	8,950	2.9	6,675	2.3
Aerospace and Defense	8,733	2.9	7,287	2.5
Automotive	6,651	2.2	6,650	2.2
Utilities	6,243	2.0	6,281	2.1
Food Products	5,866	1.9	5,856	2.0
Lodging and Casinos	5,702	1.9	5,826	2.0
Oil & Gas	5,699	1.9	6,070	2.1
Publishing	5,584	1.8	5,627	1.9
Insurance	5,415	1.8	5,425	1.8
Food Services	5,378	1.8	5,886	2.0
Brokers/Dealers/Investment Houses	4,866	1.6	4,832	1.6
Containers/Glass Products	4,320	1.4	4,313	1.5
Drugs	4,043	1.3	10,091	3.4
Retail	4,013	1.3	—	—
Technology	3,959	1.3	1,008	0.3
Media	3,500	1.1	2,004	0.7
Food/Drug Retailers	2,917	1.0	5,861	2.0
Cable and Satellite Television	2,632	0.9	2,646	0.9
Telecommunications/Cellular	2,425	0.8	2,431	0.8
Consumer Goods: Durable	2,114	0.7	—	—
Nonferrous Metals/Minerals	1,790	0.6	1,835	0.6
Hotels, Gaming, and Leisure	1,010	0.3	—	—
Consumer Goods: Non-Durable	995	0.3	—	—
Services: Consumer	502	0.2	—	—
Broadcast Radio and Television	445	0.1	467	0.2
Environmental	251	0.1	250	0.1
Building and Development	251	0.1	485	0.2

Total	$304,683	100.0%	$295,239	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2015 and February 28, 2015. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$116,223	44.2%	$92,069	38.3%
Midwest	55,152	21.0	55,767	23.2
West	39,415	15.0	40,259	16.7
Northeast	34,094	13.0	34,412	14.3
Other(1)	16,860	6.4	17,031	7.1
International	1,000	0.4	1,000	0.4

Total	$262,744	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2015 and May 31, 2014 are as follows:

	For the three months ended
	May 31, 2015	May 31, 2014
	($ in thousands)
Total investment income	$7,561	$6,144
Total expenses, net	5,790	4,081

Net investment income	1,771	2,063
Net realized gains	73	82
Net unrealized appreciation/(depreciation) on investments	5,541	(385)

Net increase in net assets resulting from operations	$7,385	$1,760

Investment income

The composition of our investment income for the three months ended May 31, 2015 and May 31, 2014 are as follows:

	For the three months ended
	May 31, 2015	May 31, 2014
	($ in thousands)
Interest from investments	$6,931	$5,602
Management fees from Saratoga CLO	379	392
Interest from cash and cash equivalents and other income	251	150

Total	$7,561	$6,144

For the three months ended May 31, 2015, total investment income increased $1.4 million, or 23.1% compared to the three months ended May 31, 2014. Interest income from investments increased $1.3 million, or 23.7%, to $6.9 million for the three months ended May 31, 2015 from $5.6 million for the three months ended May 31, 2014. This reflects an increase of 20.1% in total investments to $262.7 million at May 31, 2015 from $218.7 million at May 31, 2014, despite the weighted average current coupon reducing from 12.9% to 11.9%.

For the three months ended May 31, 2015 and May 31, 2014, total PIK income was $0.7 million and $0.3 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. The management fee income and investment income that we receive from Saratoga CLO has remained relatively unchanged at $0.4 million for the three months ended May 31, 2015 and 2014.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2015 and May 31, 2014 are as follows:

Operating Expenses

	For the three months ended
	May 31, 2015	May 31, 2014
	($ in thousands)
Interest and debt financing expense	$1,964	$1,787
Base management fees	1,124	969
Professional fees	333	435
Incentive management fees	1,798	378
Administrator expenses	250	250
Insurance	87	85
Directors fees and expenses	51	53
General & administrative	183	124

Total expenses	$5,790	$4,081

For the three months ended May 31, 2015, total operating expenses increased $1.7 million, or 41.9% compared to the three months ended May 31, 2014.

For the three months ended May 31, 2015 and May 31, 2014, the increase in interest and credit facility expense is primarily attributable to an increase in outstanding debt as compared to the prior years, with increased levels of both the SBA debentures and the revolving credit facility outstanding. The credit facility increased from $4.7 million at May 31, 2014 to $11.8 million at May 31, 2015, while our SBA debentures increased from $64.0 million to $79.0 million for these same periods. For the three months ended May 31, 2015, the weighted average interest rate on our outstanding indebtedness was 4.94% compared to 5.27% for the three months ended May 31, 2014. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate but now make up a higher proportion of our overall debt, increasing from 54.7% of overall debt as of May 31, 2014 to 56.8% as of May 31, 2015.

For the three months ended May 31, 2015, base management fees increased $0.2 million, or 16.1% compared to the three months ended May 31, 2014. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $219.6 million to $254.8 million as of May 31, 2014 and May 31, 2015, respectively.

For the three months ended May 31, 2015, professional fees decreased $0.1 million, or 23.4% compared to the three months ended May 31, 2014.

For the three months ended May 31, 2015, incentive management fees increased $1.4 million, or 375.0% compared to the three months ended May 31, 2014. These increased fees reflect two factors, being (i) an increase in accrued incentive fees this year, as higher total assets has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement, and (ii) increased second part of the incentive fees of $1.1 million, related primarily to the redemption of one of our investments in which we held both debt and equity, resulting in an unrealized gain of $4.2 million for the three months ended May 31, 2015.

As discussed above, the increase in interest and credit facility expense for three months ended May 31, 2015 and May 31, 2014 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior periods. For the three months ended May 31, 2015 and May 31, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility for three months ended May 31, 2015 and May 31, 2014 was 6.00% and 7.50%, respectively. For three months ended May 31, 2015 and May 31, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 3.06%, respectively.

Net realized gains/losses on sales of investments

For the three months ended May 31, 2015, the Company had $7.3 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains and losses during the three months ended May 31, 2015 were as follows:

Three Months ended May 31, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
		($ in thousands)
PrePaid Legal Services, Inc	First Lien Term Loan	2,091	2,065	26
Expedited Travel, LLC	First Lien Term Loan	732	722	10

For the three months ended May 31, 2014, the Company had $8.7 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. There were no significant realized gains and losses during the three months ended May 31, 2014.

Net unrealized appreciation/depreciation on investments

For the three months ended May 31, 2015, our investments had net unrealized appreciation of $5.5 million versus net unrealized depreciation of $0.4 million for the three months ended May 31, 2014. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2015, were the following:

Three Months ended May 31, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	15,173	16,860	1,687	609
Network Communications, Inc.	Common Stock	—	3,206	3,206	2,906
Network Communications, Inc.	Unsecured Notes	2,868	3,214	346	1,297
Smile Brands Group, Inc.	First Lien Term Loan	4,366	3,745	(621)	(406)

The $2.9 million and $1.3 million of unrealized appreciation in our investments in Network Communications, Inc. is due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.

The $0.6 million unrealized appreciation in our investment in the Saratoga CLO was primarily due to a decline in the discount rate based on prevailing market conditions.

The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2014, were the following:

Three Months ended May 31, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	$16,556	$20,119	$3,563	$549
Elyria Foundry Company, LLC	First Lien Term Loan	8,860	5,721	(3,139)	(923)
USS Parent Holding Corp.	Voting Common Stock	3,026	4,510	1,484	(518)

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

Changes in net assets resulting from operations

For the three months ended May 31, 2015 and May 31, 2014, we recorded a net increase in net assets resulting from operations of $7.4 million and $1.8 million, respectively. Based on 5,422,491 weighted average common shares outstanding as of May 31, 2015, our per share net increase in net assets resulting from operations was $1.36 for the three months ended May 31, 2015. Based on 5,379,616 weighted average common shares outstanding as of May 31, 2014, our per share net increase in net assets resulting from operations was $0.33 for the three months ended May 31, 2014.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 313.8% as of May 31, 2015 and 321.1% as of February 28, 2015. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of May 31, 2015, we had $11.8 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2015, we had $9.6 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2015 and February 28, 2015 was $35.5 million and $36.3 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 313.8% as of May 31, 2015 and 321.1% as of February 28, 2015.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2015, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of July 14, 2015, the Company sold 227,863 bonds with a principal of $5,696,575 at an average price of $25.32 for aggregate net proceeds of $5,653,305 (net of transaction costs).

At May 31, 2015 and February 28, 2015, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At May 31, 2015		At February 28, 2015
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$699	0.3%	$1,888	0.7%
Cash and cash equivalents, securitization accounts	5,864	2.2	18,175	7.0
Syndicated loans	17,794	6.6	18,302	7.0
First lien term loans	157,072	58.3	145,207	55.7
Second lien term loans	40,551	15.1	35,603	13.7
Unsecured notes	5,861	2.2	4,230	1.7
Structured finance securities	16,860	6.2	17,031	6.5
Equity Interest	24,606	9.1	20,165	7.7

Total	$269,307	100.0%	$260,601	100.0%

On July 8, 2015 the Company declared a dividend of $0.33 per share payable for the fiscal quarter ended May 31, 2015 to all stockholders of record at the close of business on August 3, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

On May 14, 2015, the Company declared a dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

On April 9, 2015, the Company declared a dividend of $0.27 per share payable on May 29, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$139,100	$—	$—	$48,300	$90,800

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.2 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2015 and February 28, 2015 is shown in the table below (dollars in thousands):

	As of
	May 31, 2015	February 28, 2015
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	1,000	1,000
Knowland Technology Holdings, L.L.C	300	300

Total	$11,200	$11,200

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2015.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K filed with the SEC on May 20, 2015 which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended February 28, 2015.

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

SARATOGA INVESTMENT CORP.

Date: July 14, 2015	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer