Form 10-Q
period 2015-08-31
SARATOGA INVESTMENT CORP.
filed 2015-10-13
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 13, 2015 was 5,634,115.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2015	February 28, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $236,385,079 and $222,505,383, respectively)	$235,430,731	$223,506,589
Control investments (cost of $14,304,200 and $15,953,001, respectively)	16,754,160	17,031,146

Total investments at fair value (amortized cost of $250,689,279 and $238,458,384, respectively)	252,184,891	240,537,735
Cash and cash equivalents	504,283	1,888,158
Cash and cash equivalents, reserve accounts	12,089,017	18,175,214
Interest receivable, (net of reserve of $393,447 and $309,498, respectively)	2,689,454	2,469,398
Management fee receivable	174,432	171,913
Other assets	571,358	317,637
Receivable from unsettled trades	100,000	—

Total assets	$268,313,435	$263,560,055

LIABILITIES
Revolving credit facility	$2,000,000	$9,600,000
Deferred debt financing costs, revolving credit facility	(555,160)	(594,845)
SBA debentures payable	79,000,000	79,000,000
Deferred debt financing costs, SBA debentures payable	(2,122,413)	(2,340,894)
Notes payable	57,245,175	48,300,000
Deferred debt financing costs, notes payable	(1,752,164)	(1,847,564)
Dividend payable	731,440	402,200
Base management and incentive fees payable	6,037,226	5,835,941
Accounts payable and accrued expenses	572,960	835,189
Interest and debt fees payable	1,545,272	1,405,466
Due to manager	352,679	365,820

Total liabilities	$143,055,015	$140,961,313

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,586,254 and 5,401,899 common shares issued and outstanding, respectively	$5,586	$5,402
Capital in excess of par value	187,648,418	184,877,680
Distribution in excess of net investment income	(27,216,301)	(23,905,603)
Accumulated net realized loss from investments and derivatives	(36,674,895)	(40,458,088)
Accumulated net unrealized appreciation on investments	1,495,612	2,079,351

Total net assets	125,258,420	122,598,742

Total liabilities and net assets	$268,313,435	$263,560,055

NET ASSET VALUE PER SHARE	$22.42	$22.70

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2015	2014	2015	2014
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,877,682	$5,047,571	$11,526,661	$9,755,465
Payment-in-kind interest income from Non-control/Non-affiliate investments	262,991	329,614	954,143	582,542
Control investments	678,706	660,031	1,269,696	1,301,369

Total interest income	6,819,379	6,037,216	13,750,500	11,639,376
Interest from cash and cash equivalents	731	1,120	1,467	1,714
Management fee income	373,152	375,459	751,898	767,493
Other income	565,055	61,495	815,619	210,830

Total investment income	7,758,317	6,475,290	15,319,484	12,619,413

EXPENSES
Interest and debt financing expenses	2,147,976	1,809,516	4,111,841	3,597,103
Base management fees	1,151,236	1,037,186	2,275,334	2,005,665
Professional fees	349,533	275,933	682,977	711,307
Administrator expenses	275,000	250,000	525,000	500,000
Incentive management fees	(41,279)	768,878	1,756,554	1,147,367
Insurance	87,316	84,127	174,633	168,614
Directors fees and expenses	51,000	55,586	102,000	108,761
General & administrative	203,449	100,568	386,369	224,194
Excise tax expense (credit)	(123,338)	—	(123,338)	—

Total expenses	4,100,893	4,381,794	9,891,370	8,463,011

NET INVESTMENT INCOME	3,657,424	2,093,496	5,428,114	4,156,402

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	3,709,947	360,161	3,783,193	441,841
Net unrealized appreciation/(depreciation) on investments	(6,124,708)	703,506	(583,739)	318,809

Net gain/(loss) on investments	(2,414,761)	1,063,667	3,199,454	760,650

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,242,663	$3,157,163	$8,627,568	$4,917,052

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.59	$1.57	$0.91
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	5,583,795	5,379,616	5,492,491	5,379,616

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2015

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 187.9% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,503,856	1.2%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,326,770	7,326,770	7,326,770	5.9%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	2,046,963	1.6%

		Total Automotive Aftermarket		8,807,305	10,877,589	8.7%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,930,656	1.5%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,218,560	1.0%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	4,149,216	3.3%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,701,667	5,660,379	5,233,560	4.2%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,030,982	11,880,000	9.5%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,882,170	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,282,447	8,400,000	6.7%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	477,668	0.4%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,945,152	1,932,637	1,945,152	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,976,735	2,000,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,213,077	5,259,171	4.2%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,547,641	9,441,522	9,547,641	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	341,533	0.3%

		Total Business Services		56,819,949	57,084,725	45.7%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 14.75% (13.75% Cash/1.00 PIK), 5/24/2016	$3,587,304	3,582,481	2,558,915	2.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,704	—	0.0%

		Total Consumer Products		6,629,108	2,558,915	2.0%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	162,179	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,372,048	2,406,342	1.9%
Avionte Holdings, LLC (j), (l)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,260,847	1.0%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$12,346,237	12,244,421	12,593,162	10.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,629,032	1,617,925	1,622,842	1.3%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,958,843	10,003,000	8.0%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,820,000	11,820,000	9.4%

		Total Consumer Services		39,113,237	39,868,372	31.8%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	58,043	0.0%

		Total Education		1,224,031	58,043	0.0%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,812,315	6,812,315	6,744,192	5.4%

		Total Electronics		6,812,315	6,744,192	5.4%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,754,132	9,628,738	9,718,041	7.8%

		Total Food and Beverage		9,628,738	9,718,041	7.8%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,431,872	5,356,895	5,431,872	4.3%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	359,700	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,135,700	4,004,280	3.2%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 8.50% Cash, 8/16/2019	$4,421,250	4,358,079	2,941,458	2.3%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,232,194	2,217,915	2,209,872	1.8%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,230,153	4,158,221	4,240,728	3.4%

		Total Healthcare Services		20,726,810	19,187,910	15.3%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$9,175,732	9,032,417	9,210,141	7.4%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 10.00% Cash, 5/16/2020	1,600,000	1,570,640	1,606,000	1.3%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	249,615	0.2%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,429,891	1.1%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,432,360	1.9%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	399,543	0.3%

		Total Media		11,103,057	15,327,550	12.2%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,564	3,678,150	2.9%
Elyria Foundry Company, L.L.C.	Metals	Revolver 10.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	12,178,150	9.7%

Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,700,000	11,506,533	11,700,000	9.3%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	984,364	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	4,389	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.73% Cash, 9/30/2019	$12,000,000	12,000,000	12,231,553	9.8%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.20% Cash, 12/31/2020	$2,500,000	2,500,000	2,549,688	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock 10%	63,463	149,138	217,301	0.2%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares 10%	135,584	135,584	464,247	0.4%
Community Investors, Inc.	Software as a Service	Unsecured Note 10.00% PIK, 3/20/2020	$132,324	132,324	132,324	0.1%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,437,277	7,500,000	6.0%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	286,118	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,425,000	4,387,968	4,425,000	3.5%
Mercury Network, LLC	Software as a Service	First Lien Term Loan 10.25% Cash, 4/20/2020	$9,066,305	8,979,792	9,066,305	7.2%
Mercury Network, LLC (g)	Software as a Service	Common Stock	413,043	413,043	466,739	0.4%

		Total Software as a Service		48,874,557	50,028,028	39.9%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 9.75% Cash, 1/31/2019	$7,650,000	7,568,084	7,650,000	6.1%

		Total Utilities		7,568,084	7,650,000	6.1%

Sub Total Non-control/Non-affiliated investments				236,385,079	235,430,731	187.9%

Control investments - 13.4% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 21.11%, 10/17/2023	$30,000,000	14,304,200	16,754,160	13.4%

Sub Total Control investments				14,304,200	16,754,160	13.4%

TOTAL INVESTMENTS - 201.3% (b)				$250,689,279	$252,184,891	201.3%

	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 10.1%
U.S. Bank Money Market (n)	$12,593,300	$12,593,300	$12,593,300	10.1%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$12,593,300	$12,593,300	$12,593,300	10.1%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.0% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,258,420 as of August 31, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 21.11% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/(Losses)	Net Unrealized Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,269,696	$751,898	$—	$2,449,960

(g)	Non-income producing at August 31, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of August 31, 2015 (See note 7).
(k)	Includes an analysis of the fair value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at August 31, 2015. As such, no interest is being earned on this investment.
(m)	The investment was on non-accrual status as of August 31, 2015
(n)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of August 31, 2015.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2015

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 182.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,769,432	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,472,502	1.2%

		Total Automotive Aftermarket		9,218,383	10,979,782	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,493,470	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	942,624	0.8%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,436,094	2.8%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,731,667	5,686,622	5,478,327	4.5%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,910,112	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,872,639	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,260,787	8,400,000	6.9%
		`
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	391,584	0.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,955,051	1,941,417	1,925,725	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,975,767	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,205,142	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,436,991	9,312,095	9,295,437	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	62,341	0.1%

		Total Business Services		51,564,581	52,127,585	42.5%

Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 12.00% (11.00% Cash/1.00 PIK), 5/24/2016	$3,569,127	3,537,732	3,283,597	2.7%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,227	—	0.0%

		Total Consumer Products		6,583,882	3,283,597	2.7%

Avionte Holdings, LLC (g)	Consumer Services	Common Stock	100,000	100,000	163,000	0.1%
Avionte Holdings, LLC	Consumer Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,951,759	3,000,000	2.4%
Avionte Holdings, LLC (j), (l)	Consumer Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$716,179	714,270	716,179	0.6%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,069,157	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,750,000	13,609,579	13,750,000	11.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,709,677	3,680,863	3,652,919	3.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,937,212	4,981,000	4.1%

		Total Consumer Services		26,993,683	27,332,255	22.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,950,048	6,950,048	6,667,181	5.4%

		Total Electronics		6,950,048	6,667,181	5.4%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.76% Cash, 6/19/2018	$5,050,436	5,038,131	5,037,810	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,512,732	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,791,595	2,791,595	2,763,679	2.3%

		Total Food and Beverage		10,342,458	10,347,610	8.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,459,134	5,374,249	5,459,134	4.4%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	294,500	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,129,704	3,990,000	3.3%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,443,750	4,373,369	4,159,350	3.4%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,312,500	2,295,234	2,277,813	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,443,919	4,361,438	4,460,806	3.6%

		Total Healthcare Services		21,033,994	20,641,603	16.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 5/16/2019	$9,368,327	9,206,438	9,579,115	7.9%
HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2020	$1,600,000	1,569,149	1,576,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	$—	—	(36,000)	0.0%
HMN Holdco, LLC (g)	Media	Class A Series	4,264	61,647	223,604	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant	30,320	438,353	1,247,365	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,085,128	1.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	350,464	0.3%

		Total Media		11,275,587	15,025,676	12.4%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 9.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,563	15,262,000	12.3%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	300,652	0.2%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,732,976	2,374,260	1,684,118	1.4%

		Total Publishing		2,374,260	1,984,770	1.6%

Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,850,000	11,634,939	11,850,000	9.7%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	981,627	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	1,769	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.78% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.25% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock 10%	63,463	149,138	87,579	0.1%
Community Investors, Inc.	Software as a Service	Preferred Stock - A2 10%	38,641	100,853	53,325	0.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares 10%	135,584	135,584	187,106	0.2%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,429,305	7,500,000	6.1%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	225,638	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,475,000	4,433,897	4,475,000	3.7%
Pen-Link, Ltd. (d)	Software as a Service	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,326,376	10,500,000	8.6%

		Total Software as a Service		49,942,990	50,362,044	41.1%

Advanced Air & Heat of Florida, LLC	Utilities	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,881,694	5,955,441	5.0%

		Total Utilities		5,881,694	5,955,441	5.0%

Sub Total Non-control/Non-affiliated investments				222,505,383	223,506,589	182.3%

Control investments - 13.9% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.32%, 10/17/2023	$30,000,000	15,953,001	17,031,146	13.9%

Sub Total Control investments				15,953,001	17,031,146	13.9%

TOTAL INVESTMENTS - 196.2% (b)				$238,458,384	$240,537,735	196.2%

			Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 16.4%
U.S. Bank Money Market (m)			$20,063,372	$20,063,372	$20,063,372	16.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$20,063,372	$20,063,372	$20,063,372	16.4%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,598,742, as of February 28, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.32% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/(Losses)	Net Unrealized Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,707,230	$1,520,205	$—	$1,078,145

(g)	Non-income producing at February 28, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 28, 2015 (See note 7).
(k)	Includes an analysis of the value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 28, 2015.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended August 31, 2015	For the six months ended August 31, 2014
INCREASE FROM OPERATIONS:
Net investment income	$5,428,114	$4,156,402
Net realized gain from investments	3,783,193	441,841
Net unrealized appreciation/(depreciation) on investments	(583,739)	318,809

Net increase in net assets from operations	8,627,568	4,917,052

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(8,738,812)	—

Net decrease in net assets from shareholder distributions	(8,738,812)	—

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	3,047,190	—
Repurchases of common stock	(38,981)	—
Offering costs	(237,287)	—

Net increase in net assets from capital share transactions	2,770,922	—

Total increase in net assets	2,659,678	4,917,052
Net assets at beginning of period	122,598,742	113,427,929

Net assets at end of period	$125,258,420	$118,344,981

Net asset value per common share	$22.42	$22.00

Common shares outstanding at end of period	5,586,254	5,379,616

Distribution in excess of net investment income	$(27,216,301)	$(26,967,265)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended August 31, 2015	For the six months ended August 31, 2014
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,627,568	$4,917,052
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Paid-in-kind interest income	(828,420)	(371,527)
Net accretion of discount on investments	(273,250)	(382,571)
Amortization of deferred debt financing costs	442,921	512,481
Amortization of premium on notes	(1,040)	—
Net realized gain from investments	(3,783,193)	(441,841)
Net unrealized (appreciation) depreciation on investments	583,739	(318,809)
Proceeds from sale and redemption of investments	34,772,774	24,387,382
Purchase of investments	(42,118,806)	(53,347,634)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	6,086,197	77,442
Interest receivable	(220,056)	(742,554)
Management fee receivable	(2,519)	(16,925)
Other assets	(228,717)	(48,308)
Receivable from unsettled trades	(100,000)	—
Increase (decrease) in operating liabilities:
Management and incentive fees payable	201,285	341,379
Accounts payable and accrued expenses	(262,229)	(288,213)
Interest and debt fees payable	139,806	162,938
Due to manager	(13,141)	20,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,022,919	(25,539,708)

Financing activities
Borrowings on debt	10,600,000	27,600,000
Paydowns on debt	(18,200,000)	(4,700,000.00)
Issuance of notes	8,945,175	—
Debt financing cost	(350,607)	(382,812)
Repurchases of common stock	(38,981)	—
Payments of cash dividends	(5,362,381)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,406,794)	22,517,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,383,875)	(3,022,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,888,158	3,293,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,283	$271,378

Supplemental information:
Interest paid during the period	$3,529,114	$2,921,683

Supplemental non-cash information:
Paid-in-kind interest income	$828,420	$371,527
Net accretion of discount on investments	$273,250	$382,571
Amortization of deferred debt financing costs	$442,921	$512,481
Stock dividend distribution	$3,047,190	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC LP’s status as investment companies during the six months ended August 31, 2015.

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

As of August 31, 2015, the Company did not exceed any of these limitations.

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is allowed, and is to be applied on a retrospective basis. The Company has adopted the provisions of ASU 2015-03 as of February 28, 2015, by reclassifying deferred debt financing costs from within total assets to within total liabilities as a contra-liability. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2015, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2015 and February 28, 2015, there were no uncertain tax positions.

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

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As the Company has previously adopted the provisions of ASU 2015-03 as of February 28, 2015 and reclassified all deferred debt financing costs from within total assets to within total liabilities as a contra-liability, it has chosen not to avail itself of this option and continue to include all deferred financing costs as a contra-liability within total liabilities.

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

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$16,571	$16,571
First lien term loans	—	—	156,742	156,742
Second lien term loans	—	—	42,071	42,071
Unsecured notes	—	—	132	132
Structured finance securities	—	—	16,754	16,754
Equity interests	—	—	19,915	19,915

Total	$—	$—	$252,185	$252,185

The following table presents fair value measurements of investments, by major class, as of February 28, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$18,302	$18,302
First lien term loans	—	—	145,207	145,207
Second lien term loans	—	—	35,603	35,603
Unsecured notes	—	—	4,230	4,230
Structured finance securities	—	—	17,031	17,031
Equity interests	—	—	20,165	20,165

Total	$—	$—	$240,538	$240,538

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation/(depreciation) on investments	(1,400)	(726)	76	656	1,372	(562)	(584)
Purchases and other adjustments to cost	20	25,217	16,901	668	—	413	43,219
Sales and redemptions	(356)	(13,050)	(10,673)	(5,784)	(1,649)	(3,260)	(34,772)
Net realized gain from investments	5	94	164	261	—	3,260	3,784
Transfers in/out	—	—	—	101	—	(101)	—

Balance as of August 31, 2015	$16,571	$156,742	$42,071	$132	$16,754	$19,915	$252,185

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized appreciation/(depreciation) for the six months ended August 31, 2015 on investments held as of August 31, 2015 is ($955,584) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2014 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845
Net unrealized appreciation/(depreciation) on investments	(256)	(1,503)	(263)	322	520	1,499	319
Purchases and other adjustments to cost	28	40,522	11,175	116	—	2,260	54,101
Sales and redemptions	(5,383)	(9,408)	(9,500)	—	—	(96)	(24,387)
Net realized gain (loss) from investments	35	735	46	—	—	(374)	442

Balance as of August 31, 2014	$26,814	$140,624	$29,262	$5,909	$20,090	$13,261	$236,320

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized appreciation/(depreciation) for the six months ended August 31, 2014 on investments held as of August 31, 2014 was $734,740 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	16,571	Market Comparables	Third-Party Bid	64.5% - 100.3%
First lien term loans	156,742	Market Comparables	Market Yield (%)	6.1% - 15.5%
			EBITDA Multiples (x)	0.1x - 3.0x
			Third-Party Bid	79.3% - 100.1%
Second lien term loans	42,071	Market Comparables	Market Yield (%)	8.5% - 12.8%
			Third-Party Bid	100.0% - 100.1%
Unsecured notes	132	Market Comparables	Market Yield (%)	10.0% - 13.2%
Structured finance securities	16,754	Discounted Cash Flow	Discount Rate (%)	12.0%
Equity interests	19,915	Market Comparables	EBITDA Multiples (x)	5.0x - 11.0x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	18,302	Market Comparables	Third-Party Bid	93.6% - 100.4%
First lien term loans	145,207	Market Comparables	Market Yield (%)	5.8% - 17.7%
			EBITDA Multiples (x)	3.0x
			Third-Party Bid	79.3 - 105.0
Second lien term loans	35,603	Market Comparables	Market Yield (%)	8.5% - 15.0%
			Third-Party Bid	98.3% - 98.3%
Unsecured notes	4,230	Market Comparables	Market Yield (%)	13.2% - 20.3%
Structured finance securities	17,031	Discounted Cash Flow	Discount Rate (%)	12.0%
Equity interests	20,165	Market Comparables	EBITDA Multiples (x)	5.0x - 12.1x

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

The composition of our investments as of August 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,327	7.3%	$16,571	6.6%
First lien term loans	157,219	62.7	156,742	62.1
Second lien term loans	42,141	16.8	42,071	16.7
Unsecured notes	2,612	1.1	132	0.1
Structured finance securities	14,304	5.7	16,754	6.6
Equity interests	16,086	6.4	19,915	7.9

Total	$250,689	100.0%	$252,185	100.0%

The composition of our investments as of February 28, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,658	7.8%	$18,302	7.6%
First lien term loans	144,959	60.8	145,207	60.3
Second lien term loans	35,748	15.0	35,603	14.8
Unsecured notes	7,366	3.1	4,230	1.8
Structured finance securities	15,953	6.7	17,031	7.1
Equity interests	15,774	6.6	20,165	8.4

Total	$238,458	100.0%	$240,538	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2015. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended August 31, 2015 and August 31, 2014, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.7 million and $0.7 million in interest income, respectively, from Saratoga CLO. For the six months ended August 31, 2015 and August 31, 2014, we accrued $0.8 million and $0.8 million in management fee income, respectively, and $1.3 million and $1.3 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At August 31, 2015, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $16.8 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2015, Saratoga CLO had investments with a principal balance of $313.9 million and a weighted average spread over LIBOR of 4.3%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2015, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $17.1 million, which had a present value of approximately $16.8 million, using an 12.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2015 (unaudited) and February 28, 2015 and for the three and six months ended August 31, 2015 and August 31, 2014 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	August 31, 2015	February 28, 2015
	(unaudited)
ASSETS

Investments
Fair Value Loans (amortized cost of $312,042,120, and $295,193,588, respectively)	$308,218,074	$294,621,817
Fair Value Other/Structured finance securities (amortized cost of $2,566,752 and $2,566,752, respectively)	159,680	617,451

Total investments at fair value (amortized cost of $314,608,872 and $297,760,340, respectively)	308,377,754	295,239,268
Cash and cash equivalents	1,583,337	5,831,797
Receivable from open trades	16,466	2,119,687
Interest receivable	1,651,267	1,290,637

Total assets	$311,628,824	$304,481,389

LIABILITIES

Interest payable	$660,723	$631,886
Payable from open trades	15,325,788	5,214,331
Accrued base management fee	87,216	85,957
Accrued subordinated management fee	87,216	85,957
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,407,047)	(1,495,802)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(145,850)	(155,050)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(947,442)	(1,007,205)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(589,882)	(627,091)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(765,713)	(814,013)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,443,591)	(1,534,650)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(525,060)	(558,180)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,829,074)	(1,941,595)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$320,907,284	$310,284,545

Commitments and contingencies

NET ASSETS

Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(5,803,406)	(3,343,488)
Net loss	(3,475,304)	(2,459,918)

Total net assets	(9,278,460)	(5,803,156)

Total liabilities and net assets	$311,628,824	$304,481,389

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2015	2014	2015	2014
INVESTMENT INCOME
Interest from investments	$3,638,587	$3,323,320	$7,151,174	$6,480,838
Interest from cash and cash equivalents	215	562	505	838
Other income	69,878	42,007	233,993	140,930

Total investment income	3,708,680	3,365,889	7,385,672	6,622,606

EXPENSES
Interest expense	3,013,007	1,997,155	5,859,643	4,124,139
Professional fees	53,177	24,142	112,399	94,360
Miscellaneous fee expense	5,763	3,263	10,688	26,396
Base management fee	186,576	187,730	375,949	383,747
Subordinated management fee	186,576	187,730	375,949	383,747
Trustee expenses	36,737	27,313	68,021	53,928
Amortization expense	239,963	239,963	479,926	479,926

Total expenses	3,721,799	2,667,296	7,282,575	5,546,243

NET INVESTMENT INCOME (LOSS)	(13,119)	698,593	103,097	1,076,363

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	89,084	147,951	131,645	528,570
Net unrealized depreciation on investments	(3,624,214)	(1,425,262)	(3,710,046)	(2,878,611)

Net loss on investments	(3,535,130)	(1,277,311)	(3,578,401)	(2,350,041)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,548,249)	$(578,718)	$(3,475,304)	$(1,273,678)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

August 31, 2015

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$159,490
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	190
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$495,000	490,809	475,819
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/27/2021	$1,985,025	1,970,700	1,961,145
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,241,989	3,241,989	3,229,832
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/27/2022	$500,000	497,604	501,565
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,483,744	2,480,395	2,453,641
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$297,251	295,930	297,251
ArgoFresh	Food Services	Term Loan	Loan	5.75%	7/30/2021	$2,000,000	1,990,130	2,000,840
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$990,000	990,000	950,400
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	4/16/2021	$496,250	494,370	495,476
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,385,028	3,366,914	3,383,336
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/8/2022	$1,000,000	997,500	999,030
Alion Science T/L B (1st Lien)	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/13/2021	$3,000,000	2,985,000	2,973,750
Alliance HealthCare T/L B	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$1,000,000	997,522	994,500
Alliant Holdings T/L B (1st Lien)	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	4.50%	8/12/2022	$1,000,000	997,516	995,250
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	6.00%	4/2/2022	$493,750	491,400	491,281
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$250,000	248,800	250,937
American Tire Distributors Inc	Automotive	Term Loan B	Loan	5.25%	9/1/2021	$495,246	492,769	496,073
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.29%	7/26/2016	$79,187	79,175	78,494
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.29%	7/26/2016	$43,961	43,961	43,576
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,166,456	3,166,456	3,151,193
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$483,163	481,967	483,506
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,690,059	2,671,567	2,665,848
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lein)	Loan	5.00%	7/29/2022	$2,500,000	2,487,587	2,470,325
Auction.com	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,000,000	2,007,441	1,985,000
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$3,508,305	3,501,854	3,486,378
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	4.50%	6/12/2021	$451,370	449,391	449,677
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	11/20/2019	$1,496,250	1,493,140	1,487,362
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$493,750	491,691	490,457
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,803,394	1,797,388
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,483,727	1,482,789	1,476,071
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/19/2022	$1,000,000	997,520	991,670
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,989,899	1,930,734	1,823,245
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.75%	1/30/2019	$754,286	750,766	752,400
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,483,725	1,472,237	1,458,783
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,927,836	1,938,137	1,876,420
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,852,738	1,858,949
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$989,999	980,449	989,999
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	990,155	926,415
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,950,076	1,952,063	1,930,575
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,068,181	2,072,039	2,068,615
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$495,001	492,902	494,664
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,647,871	2,673,292	2,640,430
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,642,264	2,634,248	2,615,181
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,027,708	996,618	1,025,334
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,890,955	1,833,021	1,892,335
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$425,222	422,660	424,159
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$992,500	989,354	989,086
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.25%	7/24/2020	$500,000	499,127	500,315
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$2,000,000	1,987,903	1,908,120
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	5/27/2022	$500,000	498,768	497,500
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,500,000	1,492,500	1,491,870
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	4/21/2022	$250,000	248,797	250,157
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.25%	11/17/2017	$2,000,000	1,970,000	1,970,000
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,577,219	3,577,219	3,496,731
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$738,750	738,033	650,100
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$1,425,825	1,425,825	1,419,023
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,492,500	1,478,126	1,489,396
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$775,633	748,723	749,228
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,504	760,120
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,377	430,431
Custom Sensors & Technologies, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$496,250	495,239	495,009
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$2,000,000	1,990,128	1,991,260
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$495,000	492,893	493,762
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,181,756	3,162,868	3,221,528
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.50%	2/26/2021	$477,011	476,031	475,222
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,919,623	2,905,563	2,903,711
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,981	499,250
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,545	990,560
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,466	1,806,100
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,859	251,875
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$495,000	492,940	494,074
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$926,971	922,968	925,237
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$500,000	498,852	496,875
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,970,000	2,962,791	2,933,796
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$1,472,161	1,477,551	1,459,279
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$3,000,000	2,985,000	2,973,750
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	483,741	326,782
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50% (2.00% Cash/6.50% PIK)	7/2/2020	$864,488	835,964	476,549
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	990,730	988,750
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$496,250	494,087	493,560
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,758	496,665
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	6/24/2022	$1,000,000	997,500	999,110
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	922,445	940,202
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$970,069	968,106	904,288
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,977,443	1,972,762	1,957,669
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,970,000	2,957,707	2,897,354
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.70%	3/23/2018	$2,790,451	2,738,761	2,766,035
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.20%	3/24/2021	$2,111,028	2,027,838	2,103,491
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,485,000	1,475,762	1,414,463
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,972,424	1,972,370	1,587,348
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$489,433	489,433	485,763
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$200,139	199,337	197,303
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$782,361	779,293	771,119
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,463,674	2,455,846	2,345,122
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$496,250	491,288	475,710
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/29/2020	$693,858	683,606	679,114
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,139,259	4,127,872	4,095,300
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,740,417	2,732,599	2,680,813
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$3,333,333	3,300,754	3,338,867
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,382,373	3,353,443
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,984,991	1,948,709	1,965,141
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$481,250	479,433	478,964
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.03%	5/1/2018	$5,634,333	5,419,919	5,621,656
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$250,000	248,799	250,313
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,925,000	2,954,144	2,909,322
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,980,000	1,963,739	1,970,100
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$1,000,000	997,522	999,360
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.24%	4/19/2019	$3,840,541	3,812,172	3,814,156
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,797	489,771	485,418
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,199,666	2,184,116	2,131,719
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,989,796	1,981,881	1,986,473
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$500,000	498,757	496,250
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$960,344	960,344	739,465
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$495,152	494,085	488,962
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$1,000,000	995,096	998,130
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,465,100	2,444,985	2,458,937
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,980,025	2,955,714	2,939,050
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$417,005	415,606	415,787
Level 3 Financing, Inc.	Telecommunications	Term Loan B2	Loan	4.50%	1/31/2022	$500,000	496,380	495,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$496,250	494,105	493,461
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$488,750	488,750	486,512
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,485,000	1,478,808	1,484,302
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$997,482	996,203	994,570
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,122,318	2,118,346	2,106,931
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.50%	8/18/2021	$25,127	25,127	25,064
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.50%	8/18/2021	$222,998	222,026	222,441
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,485,000	1,472,484	725,170
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$406,818	405,978	401,224
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$990,000	981,928	972,675
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$992,519	989,102	990,861
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	246,250
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$2,215,385	2,214,656	2,211,242
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$990,000	978,379	981,031
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	3/10/2017	$4,795,033	4,771,756	4,737,780
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$483,750	483,750	477,703
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,841,575	3,825,385	3,779,534
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.00%	7/27/2022	$1,000,000	997,516	994,440
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$793,516	793,516	788,556
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$647,663	645,013	644,424
On Assignment, Inc.	Services: Business	Term Loan B	Loan	3.75%	6/6/2022	$1,396,364	1,389,537	1,392,440
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,942,060	3,928,857	3,899,368
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$496,250	492,945	474,747
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$2,959,832	2,958,389	2,937,633
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,408,613	1,406,618	1,403,331
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,440,325	1,433,940	1,415,120
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$985,000	980,820	970,225
Par Pharmaceutical Companies, Inc.	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$497,500	495,273	496,008
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$249,375	248,179	246,881
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,461,735	1,461,133	1,457,715
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$997,500	996,966	995,006
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$963,393	955,159	963,797
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,930,500	1,920,848	1,917,469
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$495,000	492,897	492,837
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	5/19/2022	$500,000	497,519	499,690
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,577,088	2,564,553
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,478,740	2,471,157	2,476,682
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$492,547	490,592	492,753
Post Holdings, Inc.	Consumer Goods: Non-Durable	Term Loan Series A	Loan	3.75%	6/2/2021	$474,405	473,813	473,418
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$750,000	746,389	750,623
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,911,875	1,854,519	1,913,309
Prestige Brands, Inc.	Consumer Goods: Durable	Term B-3 Loan	Loan	3.50%	9/3/2021	$2,106,179	2,099,122	2,100,029
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$2,000,000	1,990,000	1,993,500
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$992,512	990,031	988,374
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,780	495,625
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$492,500	489,723	492,500
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$500,000	498,807	499,125
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$498,750	496,396	493,763
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,638,461	1,639,833	1,617,571
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,908,526
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$997,500	992,883	996,672
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,911,728	1,896,864	1,907,751
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,485,000	1,478,687	1,425,600
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$500,000	499,212	497,500
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	498,786	498,125
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,181,229	5,181,229	5,174,753
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$987,500	983,356	888,750
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$995,000	986,197	982,095
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$992,443	918,775	677,700
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,907,486	1,904,034	1,893,180
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,985,000	1,967,980	1,973,666
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$992,500	990,354	980,094
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	8/20/2021	$2,000,000	1,980,000	1,972,500
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$223,875	223,371	223,035
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,268,625	1,265,771	1,263,868
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$881,292	874,128	879,362
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,975,000	1,923,118	1,791,088
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,926,531	2,917,911	2,824,102
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	3.50%	4/23/2021	$1,000,000	995,000	994,880
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$987,500	979,351	980,094
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.94%	2/28/2017	$285,352	283,663	284,853
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,626,408	3,701,019
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$227,622	223,203	125,192
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$997,500	996,472	988,772
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,304,762	1,304,254	1,302,048
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,516	441,520
TGI Friday’s Inc	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,761,386	1,756,852	1,761,386
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$997,500	992,734	994,388
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$494,309	491,260	495,031
TransUnion LLC	Financial Intermediaries	Term Loan B-2	Loan	3.75%	4/9/2021	$493,750	493,421	489,583
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,299,342	4,306,710	4,248,309
TransDigm, Inc.	Aerospace and Defense	Tranche E Term Loan	Loan	3.50%	5/13/2022	$1,995,240	1,988,093	1,971,138
TransFirst Holdings, Inc.	Financial Intermediaries	Term Loan B1	Loan	4.75%	11/12/2021	$497,500	496,248	496,629
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$986,667	981,895	989,133
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,830,664	1,818,259
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$485,084	478,215	480,840
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$953,692	955,770	951,307
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$157,703	156,986	157,242
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$926,236	922,371	923,532
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	6/30/2017	$3,000,000	2,985,142	2,975,640
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,932,001	2,917,914	2,907,255
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,538,348	2,536,730
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,010,865	1,011,016
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,478,392
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$495,000	492,880	493,970
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,778,497	1,793,925	1,742,927
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$249,375	248,810	249,480
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,600,887	2,543,916
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.75%	6/27/2022	$3,000,000	2,985,190	3,030,000

							$314,608,872	$308,377,754

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$1,583,337	$1,583,337	$1,583,337

Total cash and cash equivalents						$1,583,337	$1,583,337	$1,583,337

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2015.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2015

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$437,188
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	180,263
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$497,500	493,004	492,276
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	9/27/2021	$1,995,000	1,981,328	2,004,416
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,240,517
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$1,995,000	1,993,940	1,984,287
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$319,903	318,380	321,304
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$995,000	995,000	997,488
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	4/16/2021	$498,750	496,691	500,411
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,389,632	3,437,723
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,529,610	1,529,610	1,529,610
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	$496,487	496,486	497,108
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,178	78,395
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,521
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,182,489	3,182,489	3,168,581
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$495,000	494,038	495,312
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,412,086	5,370,590	5,424,642
Auction.Com, LLC	Services: Business	Term Loan A-4	Loan	4.40%	2/28/2017	$914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,319,115	4,309,242	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,925,000	1,923,275	1,937,031
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$467,123	464,958	466,614
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$493,623	493,111	492,236
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$969,671	965,093	964,416
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$496,250	494,055	495,009
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,403	1,812,648
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	$2,977,500	2,996,769	2,971,307
Biomet, Inc.	Healthcare & Pharmaceuticals	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,601
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,489,975	1,488,922	1,483,374
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,287	747,120
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,491,237	1,478,800	1,478,935
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,938,503	1,952,391	1,904,580
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,945,000	1,935,814	1,942,219
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$995,000	985,881	998,423
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,028	917,141
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,960,046	1,965,495	1,969,846
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,079,313	2,083,783	2,084,511
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$497,500	495,170	498,401
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,154,560	2,180,598	2,157,533
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,731,869	2,761,735	2,733,235
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,655,745	2,646,932	2,646,344
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2017 Term E Loan	Loan	3.49%	1/25/2017	$1,097,818	1,074,945	1,097,193
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2021 Term D Loan	Loan	4.25%	1/27/2021	$2,926,052	2,844,886	2,935,210
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$562,001	557,872	561,298
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$997,500	994,095	979,106
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	500,315
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,595,331	3,595,331	3,570,631
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$742,500	741,718	681,244
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,435,594	2,433,546	2,430,723
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,500,000	1,485,423	1,505,625
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$779,642	736,275	765,998
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,367	727,033
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,100	466,863
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$498,750	497,651	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$497,500	495,228	498,062
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,460,027	3,436,485	3,413,835
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	475,991	474,230
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,969,962	2,957,576	2,980,684
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,835	499,790
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,314	995,630
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,710	250,938
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$497,500	495,324	497,500
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$995,000	990,370	999,975
Dollar Tree	Retail	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,000	1,007,500
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	$2,985,000	2,978,605	2,962,075
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,489,975	1,495,721	1,473,213
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,120	457,295
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50% (2.00% Cash/6.50% PIK)	7/2/2020	$836,617	805,283	672,882
EIG Investors Corp.	Services: Business	Term Loan	Loan	5.00%	11/8/2019	$987,500	983,552	989,969
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$498,750	496,403	496,102
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,553	484,845
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,126	942,546
Enviromental Resources Management	Services: Business	Term Loan	Loan	5.00%	5/14/2021	$1,000,000	990,000	985,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$975,056	972,887	955,555
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,987,481	1,982,274	1,972,575
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,985,000	2,971,883	2,975,687
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,729,399	2,785,568
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,021,476	2,115,777
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,492,500	1,482,322	1,421,606
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,982,462	1,982,212	1,835,423
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$493,750	493,750	491,281
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$201,157	200,308	199,146
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$786,343	783,060	778,479
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,476,212	2,467,608	2,377,164
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$498,750	493,763	494,885
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$802,956	789,932	797,182
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,724,136	4,709,712	4,649,353
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,755,515	2,747,025	2,719,914
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,296,753	3,347,933
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,240	3,353,443
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,995,000	1,981,582	1,965,075
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$487,500	485,460	488,963
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,663,006	5,409,534	5,658,872
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,940,000	2,975,234	2,927,152
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,990,000	1,972,040	1,999,950
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,880,270	3,866,113	3,872,199
Husky Injection	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$498,099	495,886	495,818
Ikaria, Inc.	Healthcare & Pharmaceuticals	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	$435,702	433,809	434,251
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,211,036	2,194,068	2,190,650
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,000,000	1,990,539	1,993,760
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$965,206	965,206	906,493
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$497,576	496,332	492,913
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,477,613	2,453,687	2,477,167
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,995,000	2,968,450	2,961,306
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$451,283	449,626	450,719
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	$500,000	496,541	502,085
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$498,750	496,409	491,269
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$491,250	491,250	488,258
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,492,500	1,485,638	1,488,769
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,393,981	2,389,500	2,381,509
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$172,170	172,170	171,309
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,253	25,253	25,364
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$224,122	223,063	225,103
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,492,500	1,479,041	1,489,396
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	$196,558	195,710	196,411
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$445,455	444,453	442,033
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$995,000	986,186	996,244
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,058,933	1,067,198
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$997,500	992,907	996,253
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	240,418
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,305	2,201,538
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$995,000	992,803	986,921
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,807,530	4,817,740	4,799,502
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$486,250	486,250	480,780
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,861,225	3,842,164	3,850,761
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$797,986	797,986	791,004
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$977,052	972,882	962,396
On Assignment, Inc.	Services: Business	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,451	1,301,528
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$4,074,401	4,059,378	4,078,842
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$498,750	495,208	496,466
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$970,000	970,000	957,875
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,494,994	1,492,711	1,494,755
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,447,901	1,440,712	1,406,274
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$990,000	985,444	947,925
Par Pharmaceutical	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$500,000	497,502	499,065
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,469,388	1,468,520	1,467,066
PetSmart	Retail	Term Loan B	Loan	5.00%	3/11/2022	$1,000,000	995,000	1,007,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$993,750	984,482	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,940,400	1,918,409	1,935,898
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$497,500	495,245	495,948
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,466	2,565,560
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$1,488,750	1,482,052	1,488,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$495,000	492,860	495,619
Presidio	Services: Business	Term Loan B	Loan	6.25%	2/2/2022	$2,000,000	1,940,655	1,973,760
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	4.13%	1/31/2019	$344,697	341,112	344,697
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	$1,861,111	1,858,280	1,860,534
QoL Meds, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	7/15/2020	$1,995,000	1,985,909	1,990,013
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	$3,627,678	3,600,425	3,628,802
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.75%	10/1/2021	$997,500	995,145	996,882
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,672	496,250
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$495,000	491,974	494,381
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,646,799	1,648,172	1,642,172
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,960,200	1,960,200	1,965,767
Riverbed Technology	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,000	1,007,500
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,898,764	1,906,285
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,492,500	1,485,607	1,479,441
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	$5,207,431	5,188,396	5,219,147
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$992,500	988,065	863,475
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$1,000,000	990,433	998,040
Scitor Corporation	Services: Business	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,387	461,077
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$997,481	917,590	806,294
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	$1,509,445	1,509,445	1,511,603
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,925,067	1,920,548	1,925,067
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,995,000	1,976,650	1,994,641
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$997,500	995,166	996,253
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$225,000	224,471	225,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,275,000	1,272,004	1,275,000
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$886,138	877,732	884,756
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$2,000,000	1,942,284	1,915,000
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	$496,250	495,181	485,084
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,967,681	2,957,888	2,952,842
Steak ’n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$992,500	983,723	975,131
STHI Holding	Healthcare & Pharmaceuticals	Term Loan	Loan	4.50%	8/6/2021	$997,500	997,500	994,388
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,117	285,084
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,618,899	3,706,804
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$238,660	232,462	203,756
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,105	473,314
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$267,977	266,768	267,642
TGI Friday’s	Food Services	Term Loan (Second Lien)	Loan	9.25%	7/15/2021	$2,000,000	2,016,250	2,000,000
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$500,000	496,689	504,790
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,847,054	4,856,484	4,824,661
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$500,000	495,182	502,815
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$496,250	495,138	493,977
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,850,000	1,843,008	1,822,250
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$487,566	479,874	481,471
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$974,167	976,455	975,998
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,518	157,610	156,734
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$931,046	926,144	920,572
United Surgical Partners International, Inc.	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,431,749	2,408,580	2,431,749
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,844,964	3,844,749	3,813,935
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,947,446	2,931,982	2,940,549
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,415	2,539,683
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,264,058	1,259,623	1,259,634
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,881,003	2,881,003	2,878,294
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$497,500	495,243	499,366
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,876	1,851,978	1,796,218
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,375	250,520
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$673,630	668,099	670,545
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,605,923	2,562,998

							$297,760,340	$295,239,268

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$5,831,797	$5,831,797	$5,831,797

Total cash and cash equivalents						$5,831,797	$5,831,797	$5,831,797

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2015.

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

For the three months ended August 31, 2015 and August 31, 2014, we incurred $1.2 million and $1.0 million in base management fees, respectively. For the three months ended August 31, 2015 and August 31, 2014, we incurred $0.7 million and $0.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2015, we reduced the incentive fees related to capital gains by $0.8 million. For the three months ended August 31, 2014, we incurred $0.2 million in incentive fees related to capital gains. For the six months ended August 31, 2015 and August 31, 2014, we incurred $2.3 million and $2.0 million in base management fees, respectively. For the six months ended August 31, 2015 and August 31, 2014, we incurred $1.4 million and $0.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2015 and August 31, 2014, we accrued of $0.3 million and $0.3 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2015, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2015, the base management fees accrual was $1.0 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2015 and August 31, 2014, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2015 and August 31, 2014, we recognized $0.5 million and $0.5 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2015 and February 28, 2015, $0.4 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the six months ended August 31, 2015 and August 31, 2014, the Company neither bought nor sold any investments from the Saratoga CLO.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the credit facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may upon the occurrence of an event of default, by action of the lenders or automatically. All borrowings and other amounts payable under the credit facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

As of August 31, 2015 and February 28, 2015, there was $2.0 million and $9.6 million outstanding under the Credit Facility, respectively, and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2015 and August 31, 2014, we recorded $0.2 million and $0.2 million of interest expense, respectively. For the six months ended August 31, 2015 and August 31, 2014, we recorded $0.4 million and $0.4 million of interest expense, respectively. For the three months ended August 31, 2015 and August 31, 2014, we recorded $0.02 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility. For the six months ended August 31, 2015 and August 31, 2014, we recorded $0.04 million and $0.2 million of amortization of deferred financing costs related to the Credit Facility. The interest rates during the three and six months ended August 31, 2015 on the outstanding borrowings under the Credit Facility were 6.00% and 6.00%, respectively. The interest rates during the three and six months ended August 31, 2014 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. During the three and six months ended August 31, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $6.8 million and $8.2 million, respectively. During the three and six months ended August 31, 2014, the average dollar amount of outstanding borrowings under the Credit Facility was $5.5 million and $4.6 million, respectively.

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

Our borrowing base under the Credit Facility was $34.8 million subject to the Credit Facility cap of $45.0 million at August 31, 2015. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2015 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2015. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2015, we have funded SBIC LP with $59.3 million of equity capital, and have $79.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of August 31, 2015 and February 28, 2015, there was $79.0 million and $79.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. Financing costs of $3.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2015 and August 31, 2014, we recorded $0.6 million and $0.4 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2015 and August 31, 2014, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended August 31, 2015 and August 31, 2014 on the outstanding borrowings of the SBA debentures was 3.25% and 2.80%, respectively.

For the six months ended August 31, 2015 and August 31, 2014, we recorded $1.2 million and $0.8 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2015 and August 31, 2014, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the six months ended August 31, 2015 and August 31, 2014 on the outstanding borrowings of the SBA debentures was 3.25% and 2.92%, respectively. During the three and six months ended August 31, 2015, the average dollar amount of SBA debentures outstanding was $79.0 million and $79.0 million, respectively. During the three and six months ended August 31, 2014, the average dollar amount of SBA debentures outstanding was $64.0 million and $58.2 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of August 31, 2015, the Company sold 357,807 bonds with a principal of $8,945,175 at an average price of $25.36 for aggregate net proceeds of $8,890,953 (net of transaction costs).

As of August 31, 2015, the carrying amount and fair value of the Notes was $57.2 million and $57.5 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of August 31, 2015, $2.6 million of financing costs related to the Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the Notes. For the three and six months ended August 31, 2015, we recorded $1.1 million and $2.0 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes. For the three and six months ended August 31, 2014, we recorded $0.9 million and $1.8 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes. During the three and six months ended August 31, 2015, the average dollar amount of Notes outstanding was $54.4 million and $51.3 million, respectively. During the three and six months ended August 31, 2014, the average dollar amount of Notes outstanding was $48.3 million and $48.3 million, respectively.

Note 7. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$138,245	$—	$—	$57,245	$81,000

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.6 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2015 and February 28, 2015 are shown in the table below (dollars in thousands):

	As of
	August 31, 2015	February 28, 2015
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	1,000	1,000
Advanced Air & Heat of Florida, LLC	400	—
Knowland Technology Holdings, L.L.C	300	300

Total	$11,600	$11,200

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2015 and August 31, 2014, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the six months ended August 31, 2015 and August 31, 2014, we accrued $0.1 million and $0.1 million for directors’ fees expense, respectively. As of August 31, 2015 and February 28, 2015, $0.03 million and $0.03 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of August 31, 2015, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of August 31, 2015, the Company purchased 2,500 shares of common stock for approximately $0.04 million pursuant to this repurchase plan. On October 7, 2015 this open market share repurchase plan was extended for another year, increasing the number of shares the Company is allowed to repurchase at prices below its NAV, as reported in its then most recently published financial statements, to 400,000.

On April 9, 2015, the Company declared a dividend of $0.27 per share payable on May 29, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock.

On May 14, 2015, the Company declared a special dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

On July 8, 2015 the Company declared a dividend of $0.33 per share payable on August 31, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three and six months ended August 31, 2015 and August 31, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and diluted	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net increase in net assets from operations	$1,243	$3,157	$8,628	$4,917
Weighted average common shares outstanding	5,583,795	5,379,616	5,492,491	5,379,616
Earnings per common share-basic and diluted	$0.22	$0.59	$1.57	$0.91

Note 11. Dividend

On July 8, 2015 the Company declared a dividend of $0.33 per share payable on August 31, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock.

On May 14, 2015, the Company declared a special dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

On April 9, 2015, the Company declared a dividend of $0.27 per share payable on May 29, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock.

The following tables summarize dividends declared during the six months ended August 31, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	$1,844
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.60	$8,739

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The Company did not declare any dividend payments during the quarter ended August 31, 2014.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2015 and August 31, 2014:

	For the six months ended
	August 31, 2015	August 31, 2014
Per share data:
Net asset value at beginning of period	$22.70	$21.08
Net investment income (1)	0.99	0.77
Net realized and unrealized gains and losses on investments	0.58	0.14

Net increase in net assets from operations	1.57	0.91
Distributions declared from net investment income	(1.60)	—

Total distributions to stockholders	(1.60)	—
Dilution (4)	(0.25)	0.01
Net asset value at end of period	$22.42	$22.00
Net assets at end of period	$125,258,420	$118,344,981
Shares outstanding at end of period	5,586,254	5,379,616
Per share market value at end of period	$16.32	$16.06
Total return based on market value (2)	13.63%	1.32%
Total return based on net asset value (3)	8.38%	3.00%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	8.75%	7.22%
Ratio of operating expenses to average net assets	6.49%	6.46%
Ratio of incentive management fees to average net assets (6)	1.43%	1.01%
Ratio of credit facility related expenses to average net assets	6.63%	6.25%
Ratio of total expenses to average net assets	14.54%	13.72%
Portfolio turnover rate (5)	13.96%	11.35%

As described in Note 2 to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended February 28, 2015, we identified errors that impacted the six months ended August 31, 2014. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements included in this Form 10-Q.

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period, pursuant to the Company’s dividend reinvestment plan, in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.

Note 13. Subsequent Events

On October 7, 2015 the Company declared a dividend of $0.36 per share payable for the fiscal quarter ended August 31, 2015 to all stockholders of record at the close of business on November 2, 2015, with a payment date on November 30, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of August 31, 2015, the Company sold 357,807 bonds with a principal of $8,945,175 at an average price of $25.36 for aggregate net proceeds of $8,890,953 (net of transaction costs).

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

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As the Company has previously adopted the provisions of ASU 2015-03 as of February 28, 2015 and reclassified all deferred debt financing costs from within total assets to within total liabilities as a contra-liability, it has chosen not to avail itself of this option and continue to include all deferred financing costs as a contra-liability within total liabilities.

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

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At August 31, 2015	At February 28, 2015
	($ in millions)	($ in millions)
Number of investments(1)	59	63
Number of portfolio companies(1)	32	34
Average investment size(1)	$4.0	$3.5
Weighted average maturity(1)	3.4yrs	3.7yrs
Number of industries(1)	13	14
Average investment per portfolio company(1)	$7.4	$6.6
Non-performing or delinquent investments(1)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$94.7(44.0)%	$82.5(40.6)%
Weighted average current coupon(2)	11.7%	12.0%
Floating rate debt (% of interest bearing portfolio)(2)	$120.8(56.0)%	$120.8(59.4)%
Weighted average current spread over LIBOR(2)	8.9%	8.7%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO and limited partnership interests.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, investments in common stocks and limited partnership interests.

During the three months ended August 31, 2015, we made $18.9 million investments in new or existing portfolio companies and had $27.4 million in aggregate amount of exits and repayments resulting in net investments of $(8.5) million for the period. During the three months ended August 31, 2014, we made $31.8 million investments in new or existing portfolio companies and had $15.7 million in aggregate amount of exits and repayments resulting in net investments of $16.1 million for the period.

During the six months ended August 31, 2015, we made $42.1 million investments in new or existing portfolio companies and had $34.8 million in aggregate amount of exits and repayments resulting in net investments of $7.3 million for the period. During the six months ended August 31, 2014, we made $53.3 million investments in new or existing portfolio companies and had $24.4 million in aggregate amount of exits and repayments resulting in net investments of $28.9 million for the period.

Our portfolio composition at August 31, 2015 and February 28, 2015 at fair value was as follows:

Portfolio composition

	At August 31, 2015		At February 28, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	6.6%	7.0%	7.6%	6.2%
First lien term loans	62.1	11.1	60.3	11.0
Second lien term loans	16.7	10.4	14.8	11.2
Unsecured notes	0.1	10.0	1.8	13.7
Saratoga CLO subordinated notes	6.6	37.8	7.1	25.2
Equity interests	7.9	N/A	8.4	N/A

Total	100.0%	12.6%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2015 and February 28, 2015, was composed of $313.9 million and $296.9 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2015, $305.1 million or 98.9% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.9 million. At February 28, 2015, $291.6 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.7 million.

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

The CMR distribution of our investments at August 31, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At August 31, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$209,958	83.3%	$191,606	79.7%
Yellow	5,500	2.2	11,635	4.8
Red	58	0.0	101	0.0
N/A(1)	36,669	14.5	37,196	15.5

Total	$252,185	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At August 31, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$284,142	92.1%	$278,769	94.4%
Yellow	21,005	6.8	12,875	4.4
Red	3,071	1.0	2,978	1.0
N/A(1)	160	0.1	617	0.2

Total	$308,378	100.0%	$295,239	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2015 and February 28, 2015:

	At August 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$57,085	22.7%	$52,128	21.7%
Software as a Service	50,028	19.8	50,362	20.9
Consumer Services	39,868	15.8	27,332	11.4
Healthcare Services	19,188	7.6	20,641	8.6
Structured Finance (1)	16,754	6.6	17,031	7.1
Media	15,328	6.1	15,026	6.2
Metals	12,178	4.8	15,262	6.3
Automotive Aftermarket	10,878	4.3	10,980	4.6
Food and Beverage	9,718	3.9	10,348	4.3
Utilities	7,650	3.0	5,955	2.5
Electronics	6,744	2.7	6,667	2.8
Building Products	4,149	1.7	3,436	1.4
Consumer Products	2,559	1.0	3,284	1.4
Education	58	0.0	101	0.0
Publishing	—	—	1,985	0.8

Total	$252,185	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2015 and February 28, 2015:

	At August 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$44,381	14.3%	$42,751	14.5%
Healthcare & Pharmaceuticals	29,830	9.6	35,341	11.9
Chemicals/Plastics	27,088	8.7	25,758	8.7
Retailers (Except Food and Drugs)	19,776	6.4	22,026	7.4
Conglomerate	16,193	5.3	19,928	6.7
Financial Intermediaries	15,966	5.2	10,806	3.7
Industrial Equipment	13,391	4.3	15,290	5.2
Aerospace and Defense	12,122	3.9	7,287	2.5
Telecommunications	10,766	3.5	6,675	2.3
Electronics/Electric	10,364	3.4	12,904	4.4
Leisure Goods/Activities/Movies	9,829	3.2	12,629	4.3
Technology	8,685	2.8	1,008	0.3
Food Services	6,684	2.2	5,886	2.0
Automotive	6,550	2.1	6,650	2.2
Utilities	6,168	2.0	6,281	2.1
Food Products	5,838	1.9	5,856	2.0
High Tech Industries	5,767	1.9	—	—
Lodging and Casinos	5,686	1.8	5,826	2.0
Publishing	5,456	1.8	5,627	1.9
Insurance	5,136	1.7	5,425	1.8
Oil & Gas	4,952	1.6	6,070	2.1
Brokers/Dealers/Investment Houses	4,812	1.6	4,832	1.6
Containers/Glass Products	4,282	1.4	4,313	1.5
Drugs	3,757	1.2	10,091	3.4
Media	3,449	1.1	2,004	0.7
Banking, Finance, Insurance & Real Estate	2,980	1.0	—	—
Construction & Building	2,974	1.0	—	—
Food/Drug Retailers	2,891	0.9	5,861	2.0
Cable and Satellite Television	2,615	0.8	2,646	0.9
Consumer Goods: Durable	2,100	0.7	—	—
Nonferrous Metals/Minerals	1,587	0.5	1,835	0.6
Broadcast Radio and Television	1,425	0.5	467	0.2
Telecommunications/Cellular	1,419	0.5	2,431	0.8
Beverage, Food & Tobacco	999	0.3	—	—
Hotels, Gaming, and Leisure	989	0.3	—	—
Services: Consumer	499	0.2	—	—
Consumer Goods: Non-Durable	473	0.2	—	—
Building and Development	250	0.1	485	0.2
Environmental	249	0.1	250	0.1

Total	$308,378	100.0%	$295,239	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2015 and February 28, 2015. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At August 31, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$104,232	41.3%	$92,069	38.3%
Midwest	53,620	21.3	55,767	23.2
West	42,653	16.9	40,259	16.7
Northeast	33,926	13.5	34,412	14.3
Other(1)	16,754	6.6	17,031	7.1
International	1,000	0.4	1,000	0.4

Total	$252,185	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2015 and August 31, 2014 are as follows:

	For the three months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Total investment income	$7,758	$6,475
Total expenses, net	4,101	4,382

Net investment income	3,657	2,093
Net realized gains	3,710	360
Net unrealized appreciation/(depreciation) on investments	(6,124)	704

Net increase in net assets resulting from operations	$1,243	$3,157

	For the six months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Total investment income	$15,319	$12,619
Total expenses, net	9,891	8,463

Net investment income	5,428	4,156
Net realized gains	3,784	442
Net unrealized appreciation/(depreciation) on investments	(584)	319

Net increase in net assets resulting from operations	$8,628	$4,917

Investment income

The composition of our investment income for the three and six months ended August 31, 2015 and August 31, 2014 are as follows:

	For the three months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Interest from investments	$6,819	$6,037
Management fees from Saratoga CLO	373	375
Interest from cash and cash equivalents and other income	566	63

Total	$7,758	$6,475

	For the six months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Interest from investments	$13,750	$11,639
Management fees from Saratoga CLO	752	767
Interest from cash and cash equivalents and other income	817	213

Total	$15,319	$12,619

For the three months ended August 31, 2015, total investment income increased $1.3 million, or 19.8% compared to the three months ended August 31, 2014. Interest income from investments increased $0.8 million, or 13.0%, to $6.8 million for the three months ended August 31, 2015 from $6.0 million for the three months ended August 31, 2014. This increased interest income reflects an increase of 6.7% in total investments to $252.2 million at August 31, 2015 from $236.3 million at August 31, 2014, despite the weighted average current coupon reducing from 13.0% to 11.7%.

For the six months ended August 31, 2015, total investment income increased $2.7 million, or 21.4% compared to the six months ended August 31, 2014. Interest income from investments increased $2.1 million, or 18.1%, to $13.8 million for the six months ended August 31, 2015 from $11.6 million for the six months ended August 31, 2014. This increased interest income reflects an increase of 6.7% in total investments to $252.2 million at August 31, 2015 from $236.3 million at August 31, 2014, despite the weighted average current coupon reducing from 13.0% to 11.7%.

For the three and six months ended August 31, 2015 and August 31, 2014, total PIK income was $0.3 million and $1.0 million, and $0.3 million and $0.6 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. The management fee income and investment income that we receive from Saratoga CLO has remained relatively unchanged at $0.4 million and $0.8 million, respectively, for the three and six months ended August 31, 2015 and 2014.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2015 and August 31, 2014 are as follows:

Operating Expenses

	For the three months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Interest and debt financing expenses	$2,148	$1,809
Base management fees	1,151	1,037
Professional fees	350	276
Incentive management fees	(41)	769
Administrator expenses	275	250
Insurance	87	84
Directors fees and expenses	51	56
General & administrative	203	101
Excise tax expense (credit)	(123)	—

Total expenses	$4,101	$4,382

	For the six months ended
	August 31, 2015	August 31, 2014
	($ in thousands)
Interest and debt financing expenses	$4,112	$3,597
Base management fees	2,275	2,006
Professional fees	683	711
Incentive management fees	1,756	1,147
Administrator expenses	525	500
Insurance	175	169
Directors fees and expenses	102	109
General & administrative	386	224
Excise tax expense (credit)	(123)	—

Total expenses	$9,891	$8,463

For the three months ended August 31, 2015, total operating expenses decreased $0.3 million, or 6.4% compared to the three months ended August 31, 2014. For the six months ended August 31, 2015, total operating expenses increased $1.4 million, or 16.9% compared to the six months ended August 31, 2014.

For the three and six months ended August 31, 2015 and August 31, 2014, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior years, with increased levels of the SBA debentures and notes outstanding offset by decreased levels of the Credit Facility outstanding. The Credit Facility decreased from $8.9 million at August 31, 2014 to $2.0 million at August 31, 2015, while our SBA debentures increased from $64.0 million to $79.0 million and the notes increased from $48.3 million to $57.2 million for these same periods. For the three months ended August 31, 2015, the weighted average interest rate on our outstanding indebtedness was 5.03% compared to 4.94% for the three months ended August 31, 2014. For the six months ended August 31, 2015, the weighted average interest rate on our outstanding indebtedness was 4.98% compared to 5.10% for the six months ended August 31, 2014. This decrease for the six months ended August 31, 2015 was primarily driven by an increase in SBA debentures that carry a lower interest rate but now make up a higher proportion of our overall debt, increasing from 52.8% of overall debt as of August 31, 2014 to 57.1% as of August 31, 2015. The increase for the three months ended August 31, 2015 was primarily driven by the increase in outstanding notes that have a higher interest rate than other debt.

For the three months ended August 31, 2015, base management fees increased $0.1 million, or 11.0% compared to the three months ended August 31, 2014. For the six months ended August 31, 2015, base management fees increased $0.3 million, or 13.4%

compared to the six months ended August 31, 2014. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $233.1 million as of August 31, 2014 to $261.0 million as of August 31, 2015.

For the three and six months ended August 31, 2015, professional fees increased $0.1 million, or 26.7%, and decreased $0.03 million, or 4.0%, respectively, compared to the three and six months ended August 31, 2014.

For the three months ended August 31, 2015, incentive management fees decreased $0.8 million, or 105.4% compared to the three months ended August 31, 2014. The decrease in incentive management fees is primarily attributable to a reversal of the second part of the incentive fees due to the net unrealized depreciation on investments for the three months ended August 31, 2015 of $6.1 million, partially offset by net realized gains on investments of $3.7 million.

For the six months ended August 31, 2015, incentive management fees increased $0.6 million, or 53.1% compared to the six months ended August 31, 2014. These increased fees reflect two factors, being (i) an increase in accrued incentive fees this year, as higher total assets has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement, and (ii) increased second part of the incentive fees of $0.3 million related primarily to the redemption of one of our investments in which we held both debt and equity, resulting in a net realized gain of $3.8 million for the six months ended August 31, 2015.

As discussed above, the increase in interest and debt financing expenses for three and six months ended August 31, 2015 as compared to the three months ended August 31, 2014 is primarily attributable to an increase in the amount of outstanding debt and deferred financing costs. For the three and six months ended August 31, 2015 and August 31, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00% and 7.50%, respectively. For three months ended August 31, 2015 and August 31, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 2.80%, respectively. For six months ended August 31, 2015 and August 31, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 2.92%, respectively.

Net realized gains/(losses) on sales of investments

For the three months ended August 31, 2015, the Company had $27.4 million of sales, repayments, exits or restructurings resulting in $3.7 million of net realized gains. For the six months ended August 31, 2015, the Company had $34.8 million of sales, repayments, exits or restructurings resulting in $3.8 million of net realized gains. The most significant realized gains and losses during the six months ended August 31, 2015 were as follows:

Six Months ended August 31, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
		($ in thousands)
Network Communications, Inc.	Common Stock	3,206	—	3,206
Network Communications, Inc.	Unsecured Notes	914	686	228

The $3.2 million and $0.2 million of realized gain on our investments in Network Communications, Inc. is due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.

For the three months ended August 31, 2014, the Company had $15.7 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains. For the six months ended August 31, 2014, the Company had $24.4 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains. There were no significant realized gains and losses during the six months ended August 31, 2014.

Net unrealized appreciation/(depreciation) on investments

For the three months ended August 31, 2015, our investments had net unrealized depreciation of $6.1 million versus net unrealized appreciation of $0.7 million for the three months ended August 31, 2014. For the six months ended August 31, 2015, our investments had net unrealized depreciation of $0.6 million versus net unrealized appreciation of $0.3 million for the six months ended August 31, 2014. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2015, were the following:

Six Months ended August 31, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Saratoga CLO	Other/Structured Finance Securities	14,304	16,754	2,450	1,372
Elyria Foundry Company, LLC	Common Stock	9,218	3,678	(5,540)	(3,084)
Smile Brands Group, Inc.	First Lien Term Loan	4,358	2,941	(1,417)	(1,203)

The $1.4 million unrealized appreciation in our investment in the Saratoga CLO was primarily due to a decline in the discount rate based on prevailing market conditions.

The $3.1 million unrealized depreciation in our investment in Elyria Foundry Company, LLC was primarily due to a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

The $1.2 million unrealized depreciation in our investment in Smile Brands Group, Inc. was primarily due to declining profitability driven by increased spending.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2015 and August 31, 2014, we recorded a net increase in net assets resulting from operations of $1.2 million and $3.2 million, respectively. Based on 5,583,795 weighted average common shares outstanding as of

August 31, 2015, our per share net increase in net assets resulting from operations was $0.22 for the three months ended August 31, 2015. Based on 5,379,616 weighted average common shares outstanding as of August 31, 2014, our per share net increase in net assets resulting from operations was $0.59 for the three months ended August 31, 2014.

For the six months ended August 31, 2015 and August 31, 2014, we recorded a net increase in net assets resulting from operations of $8.6 million and $4.9 million, respectively. Based on 5,492,491 weighted average common shares outstanding as of August 31, 2015, our per share net increase in net assets resulting from operations was $1.57 for the six months ended August 31, 2015. Based on 5,379,616 weighted average common shares outstanding as of August 31, 2014, our per share net increase in net assets resulting from operations was $0.91 for the six months ended August 31, 2014.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 311.4% as of August 31, 2015 and 311.7% as of February 28, 2015. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the Revolving Period from July 30, 2013 to February 24, 2015; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

As of August 31, 2015, we had $2.0 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2015, we had $9.6 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2015 and February 28, 2015 was $34.8 million and $36.3 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 311.4% as of August 31, 2015 and 311.7% as of February 28, 2015.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2015, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of August 31, 2015, the Company sold 357,807 bonds with a principal of $8,945,175 at an average price of $25.36 for aggregate net proceeds of $8,890,953 (net of transaction costs).

At August 31, 2015 and February 28, 2015, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At August 31, 2015		At February 28, 2015
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$504	0.2%	$1,888	0.7%
Cash and cash equivalents, reserve accounts	12,089	4.6	18,175	7.0
Syndicated loans	16,571	6.2	18,302	7.0
First lien term loans	156,742	59.2	145,207	55.7
Second lien term loans	42,071	15.9	35,603	13.7
Unsecured notes	132	0.1	4,230	1.7
Structured finance securities	16,754	6.3	17,031	6.5
Equity interest	19,915	7.5	20,165	7.7

Total	$264,778	100.0%	$260,601	100.0%

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of August 31, 2015, the Company purchased 2,500 shares of common stock for approximately $0.04 million pursuant to this repurchase plan. On October 7, 2015 this open market share repurchase plan was extended for another year increasing the number of shares the Company is allowed to repurchase at prices below its NAV, as reported in its then most recently published financial statements, to 400,000.

On July 8, 2015 the Company declared a dividend of $0.33 per share payable on August 31, 2015. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock.

On May 14, 2015, the Company declared a special dividend of $1.00 per share payable on June 5, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$138,245	$—	$—	$57,245	$81,000

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $11.6 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2015 and February 28, 2015 is shown in the table below (dollars in thousands):

	As of
	August 31, 2015	February 28, 2015
Bristol Hospice, LLC	$7,500	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	1,000	1,000
Advanced Air & Heat of Florida, LLC	400	—
Knowland Technology Holdings, L.L.C	300	300

Total	$11,600	$11,200

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2015.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: October 13, 2015	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer