Form 10-Q
period 2015-11-30
SARATOGA INVESTMENT CORP.
filed 2016-01-13
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 13, 2016 was 5,695,144.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2015	February 28, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $225,051,428 and $222,505,383, respectively)	$225,261,956	$223,506,589
Control investments (cost of $13,667,666 and $15,953,001, respectively)	15,775,843	17,031,146

Total investments at fair value (amortized cost of $238,719,094 and $238,458,384, respectively)	241,037,799	240,537,735
Cash and cash equivalents	6,019,448	1,888,158
Cash and cash equivalents, reserve accounts	21,145,241	18,175,214
Interest receivable, (net of reserve of $537,847 and $309,498, respectively)	2,973,737	2,469,398
Management fee receivable	170,256	171,913
Other assets	396,659	317,637

Total assets	$271,743,140	$263,560,055

LIABILITIES
Revolving credit facility	$—	$9,600,000
Deferred debt financing costs, revolving credit facility	(535,533)	(594,845)
SBA debentures payable	79,000,000	79,000,000
Deferred debt financing costs, SBA debentures payable	(2,014,360)	(2,340,894)
Notes payable	61,374,525	48,300,000
Deferred debt financing costs, notes payable	(1,760,041)	(1,847,564)
Dividend payable	886,817	402,200
Base management and incentive fees payable	5,657,867	5,835,941
Accounts payable and accrued expenses	648,275	835,189
Interest and debt fees payable	850,362	1,405,466
Due to manager	361,862	365,820

Total liabilities	$144,469,774	$140,961,313

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,634,115 and 5,401,899 common shares issued and outstanding, respectively	$5,634	$5,402
Capital in excess of par value	188,270,413	184,877,680
Distribution in excess of net investment income	(27,094,304)	(23,905,603)
Accumulated net realized loss from investments and derivatives	(36,227,082)	(40,458,088)
Accumulated net unrealized appreciation on investments and derivatives	2,318,705	2,079,351

Total net assets	127,273,366	122,598,742

Total liabilities and net assets	$271,743,140	$263,560,055

NET ASSET VALUE PER SHARE	$22.59	$22.70

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2015	2014	2015	2014
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,435,083	$5,038,877	$16,961,744	$14,794,342
Payment-in-kind interest income from Non-control/Non-affiliate investments	41,322	319,994	995,465	902,536
Control investments	750,605	694,641	2,020,301	1,996,010

Total interest income	6,227,010	6,053,512	19,977,510	17,692,888
Interest from cash and cash equivalents	1,307	1,024	2,774	2,738
Management fee income	369,388	383,012	1,121,286	1,150,505
Other income	338,219	867,409	1,153,838	1,078,239

Total investment income	6,935,924	7,304,957	22,255,408	19,924,370

EXPENSES
Interest and debt financing expenses	2,129,105	1,869,176	6,240,946	5,466,279
Base management fees	1,091,405	1,087,734	3,366,739	3,093,399
Professional fees	347,639	225,776	1,030,616	937,083
Administrator expenses	325,000	250,000	850,000	750,000
Incentive management fees	404,218	932,609	2,160,772	2,079,976
Insurance	85,262	83,388	259,895	252,002
Directors fees and expenses	51,000	51,000	153,000	159,761
General & administrative	351,875	176,293	738,244	400,487
Excise tax expense (credit)	—	—	(123,338)	—

Total expenses	4,785,504	4,675,976	14,676,874	13,138,987

NET INVESTMENT INCOME	2,150,420	2,628,981	7,578,534	6,785,383

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	447,813	2,761,558	4,231,006	3,203,399
Net unrealized appreciation/(depreciation) on investments	823,093	(2,005,072)	239,354	(1,686,263)

Net gain on investments	1,270,906	756,486	4,470,360	1,517,136

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,421,326	$3,385,467	$12,048,894	$8,302,519

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.63	$2.18	$1.54
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	5,632,011	5,379,616	5,533,094	5,379,616

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2015

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 177.0% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,314,811	1.0%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,326,770	7,326,770	7,326,770	5.8%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	2,149,805	1.7%

		Total Automotive Aftermarket		8,807,305	10,791,386	8.5%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,470,814	1.9%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,559,488	1.2%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	5,030,302	3.9%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,686,667	5,647,170	4,916,692	3.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,028,177	11,820,000	9.3%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,887,478	12,000,000	9.4%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,293,649	8,566,320	6.7%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	598,720	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 6.25% Cash, 6/28/2019	$5,000,000	4,901,162	4,894,000	3.8%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 10.50% Cash, 6/28/2020	$3,000,000	2,910,645	2,910,000	2.3%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,218,435	5,259,171	4.1%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,380,656	9,285,179	9,380,656	7.4%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	280,000	0.2%

		Total Business Services		60,571,895	60,625,559	47.6%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.75% Cash, 7/17/2020	$7,550,000	7,474,199	7,550,000	5.9%
Advanced Air & Heat of Florida, LLC (j) (i)	Consumer Products	Delayed Draw Term Loan 9.75% Cash, 7/17/2020	—	—	—	0.0%
Targus Group International, Inc. (d), (m)	Consumer Products	First Lien Term Loan, 14.75% (13.75% Cash/1.00 PIK), 5/24/2016	$3,590,252	3,586,064	2,229,906	1.8%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (m)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,942	—	0.0%

		Total Consumer Products		14,107,128	9,779,906	7.7%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,328,054	1.0%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,902,135	11,814,773	12,096,140	9.5%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,500,000	5.9%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,600,977	1,589,991	1,592,972	1.3%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,960,787	10,000,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,824,670	11,760,000	9.2%

		Total Consumer Services		43,690,221	44,277,166	34.8%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%

		Total Education		1,224,031	8,087	0.0%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,688,225	9,577,628	9,676,600	7.6%

		Total Food and Beverage		9,577,628	9,676,600	7.6%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,418,292	5,348,323	5,418,293	4.3%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	304,300	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,138,622	3,891,300	3.1%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 9.00% (7.50% Cash/1.50% PIK), 8/16/2019	$4,413,859	4,351,729	3,269,345	2.5%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,201,191	2,187,850	2,168,173	1.7%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,218,987	4,149,940	4,183,969	3.3%

		Total Healthcare Services		20,676,464	19,235,380	15.1%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$9,056,857	8,922,354	9,237,995	7.3%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2020	$1,600,000	1,571,690	1,632,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 10.00% Cash, 5/16/2020	$—	—	48,000	0.0%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	333,061	0.3%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	2,031,137	1.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	3,579,383	2.8%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	560,940	0.4%

		Total Media		10,994,044	17,422,516	13.7%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,564	3,265,500	2.6%
Elyria Foundry Company, L.L.C.	Metals	Revolver 10.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.7%

		Total Metals		17,717,564	11,765,500	9.3%

Avionte Holdings, LLC (g)	Software as a Service	Common Stock	100,000	100,000	162,179	0.1%
Avionte Holdings, LLC	Software as a Service	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,373,838	2,406,342	1.9%
Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,625,000	11,441,860	11,549,437	9.1%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	933,306	0.7%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,438,341	7,500,000	5.9%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	239,594	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,400,000	4,364,787	4,400,000	3.5%
Mercury Network, LLC	Software as a Service	First Lien Term Loan 10.25% Cash, 4/20/2020	$9,045,653	8,961,339	9,045,653	7.1%
Mercury Network, LLC (g)	Software as a Service	Common Stock	413,043	413,043	413,043	0.3%

		Total Software as a Service		36,324,824	36,649,554	28.8%

Sub Total Non-control/Non-affiliated investments				225,051,428	225,261,956	177.0%

Control investments - 12.4% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 21.81%, 10/17/2023	$30,000,000	13,667,666	15,775,843	12.4%

Sub Total Control investments				13,667,666	15,775,843	12.4%

TOTAL INVESTMENTS - 189.4% (b)				$238,719,094	$241,037,799	189.4%

	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 21.3%
U.S. Bank Money Market (n)	$27,164,689	$27,164,689	$27,164,689	21.3%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$27,164,689	$27,164,689	$27,164,689	21.3%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.0% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,273,366 as of November 30, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 21.81% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/(Losses)	Net Unrealized Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,020,301	$1,121,286	$—	$2,108,177

(g)	Non-income producing at November 30, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of November 30, 2015 (See Note 7).
(k)	Includes an analysis of the fair value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at November 30, 2015. As such, no interest is being earned on this investment.
(m)	The investment was on non-accrual status as of November 30, 2015
(n)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of November 30, 2015.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2015

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 182.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,769,432	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,472,502	1.2%

		Total Automotive Aftermarket		9,218,383	10,979,782	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,493,470	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	942,624	0.8%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,436,094	2.8%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,731,667	5,686,622	5,478,327	4.5%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,910,112	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,872,639	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,260,787	8,400,000	6.9%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	391,584	0.3%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,955,051	1,941,417	1,925,725	1.6%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,975,767	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,205,142	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,436,991	9,312,095	9,295,437	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	62,341	0.1%

		Total Business Services		51,564,581	52,127,585	42.5%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,881,694	5,955,441	5.0%
Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 12.00% (11.00% Cash/1.00 PIK), 5/24/2016	$3,569,127	3,537,732	3,283,597	2.7%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,227	—	0.0%

		Total Consumer Products		12,465,576	9,239,038	7.7%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$716,179	714,270	716,179	0.6%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,069,157	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,750,000	13,609,579	13,750,000	11.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,709,677	3,680,863	3,652,919	3.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,937,212	4,981,000	4.1%

		Total Consumer Services		23,941,924	24,169,255	22.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,950,048	6,950,048	6,667,181	5.4%

		Total Electronics		6,950,048	6,667,181	5.4%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.76% Cash, 6/19/2018	$5,050,436	5,038,131	5,037,810	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,512,732	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,791,595	2,791,595	2,763,679	2.3%

		Total Food and Beverage		10,342,458	10,347,610	8.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,459,134	5,374,249	5,459,134	4.4%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	294,500	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,129,704	3,990,000	3.3%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,443,750	4,373,369	4,159,350	3.4%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,312,500	2,295,234	2,277,813	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,443,919	4,361,438	4,460,806	3.6%

		Total Healthcare Services		21,033,994	20,641,603	16.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 5/16/2019	$9,368,327	9,206,438	9,579,115	7.9%
HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2020	$1,600,000	1,569,149	1,576,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	$—	—	(36,000)	0.0%
HMN Holdco, LLC (g)	Media	Class A Series	4,264	61,647	223,604	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant	30,320	438,353	1,247,365	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,085,128	1.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	350,464	0.3%

		Total Media		11,275,587	15,025,676	12.4%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 9.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,563	15,262,000	12.3%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	300,652	0.2%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,732,976	2,374,260	1,684,118	1.4%

		Total Publishing		2,374,260	1,984,770	1.6%

Avionte Holdings, LLC (g)	Software as a Service	Common Stock	100,000	100,000	163,000	0.1%
Avionte Holdings, LLC	Software as a Service	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,951,759	3,000,000	2.4%
Avionte Holdings, LLC (j), (l)	Software as a Service	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,850,000	11,634,939	11,850,000	9.7%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	981,627	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	1,769	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.78% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.25% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock 10%	63,463	149,138	87,579	0.1%
Community Investors, Inc.	Software as a Service	Preferred Stock - A2 10%	38,641	100,853	53,325	0.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares 10%	135,584	135,584	187,106	0.2%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,429,305	7,500,000	6.1%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	225,638	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,475,000	4,433,897	4,475,000	3.7%
Pen-Link, Ltd. (d)	Software as a Service	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,326,376	10,500,000	8.6%

		Total Software as a Service		52,994,749	53,525,044	43.6%

Sub Total Non-control/Non-affiliated investments				222,505,383	223,506,589	182.3%

Control investments - 13.9% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.32%, 10/17/2023	$30,000,000	15,953,001	17,031,146	13.9%

Sub Total Control investments				15,953,001	17,031,146	13.9%

TOTAL INVESTMENTS - 196.2% (b)				$238,458,384	$240,537,735	196.2%

	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 16.4%
U.S. Bank Money Market (m)	$20,063,372	$20,063,372	$20,063,372	16.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$20,063,372	$20,063,372	$20,063,372	16.4%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,598,742, as of February 28, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.32% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/(Losses)	Net Unrealized Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,707,230	$1,520,205	$—	$1,078,145

(g)	Non-income producing at February 28, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 28, 2015 (See Note 7).
(k)	Includes an analysis of the value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 28, 2015.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended November 30, 2015	For the nine months ended November 30, 2014
INCREASE FROM OPERATIONS:
Net investment income	$7,578,534	$6,785,383
Net realized gain from investments	4,231,006	3,203,399
Net unrealized appreciation/(depreciation) on investments	239,354	(1,686,263)

Net increase in net assets from operations	12,048,894	8,302,519

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions	(10,767,093)	(968,333)

Net decrease in net assets from shareholder distributions	(10,767,093)	(968,333)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	3,778,630	—
Repurchases of common stock	(38,981)	—
Offering costs	(346,826)	—

Net increase in net assets from capital share transactions	3,392,823	—

Total increase in net assets	4,674,624	7,334,186
Net assets at beginning of period	122,598,742	113,427,929

Net assets at end of period	$127,273,366	$120,762,115

Net asset value per common share	$22.59	$22.45

Common shares outstanding at end of period	5,634,115	5,379,616

Distribution in excess of net investment income	$(27,094,304)	$(25,306,616)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended November 30, 2015	For the nine months ended November 30, 2014
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$12,048,894	$8,302,519
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Paid-in-kind interest income	(900,398)	(566,776)
Net accretion of discount on investments	(377,279)	(435,222)
Amortization of deferred debt financing costs	669,831	726,579
Net realized gain from investments	(4,231,006)	(3,203,399)
Net unrealized (appreciation) depreciation on investments	(239,354)	1,686,263
Proceeds from sale and redemption of investments	62,676,779	51,175,739
Purchase of investments	(57,428,806)	(83,985,346)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(2,970,027)	(7,444,962)
Interest receivable	(504,339)	(599,123)
Management fee receivable	1,657	(28,128)
Other assets	(163,557)	5,878
Increase (decrease) in operating liabilities:
Management and incentive fees payable	(178,074)	751,827
Accounts payable and accrued expenses	(186,914)	(274,003)
Interest and debt fees payable	(555,104)	(147,834)
Due to manager	(3,958)	(60,721)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,658,345	(34,096,709)

Financing activities
Borrowings on debt	10,600,000	47,600,000
Paydowns on debt	(20,200,000)	(13,700,000)
Issuance of notes	13,074,525	—
Debt financing cost	(458,753)	(1,639,800)
Repurchases of common stock	(38,981)	—
Payments of cash dividends	(6,503,846)	(648,144)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,527,055)	31,612,056

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,131,290	(2,484,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,888,158	3,293,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,019,448	$809,245

Supplemental information:
Interest paid during the period	$6,126,220	$4,887,477

Supplemental non-cash information:
Paid-in-kind interest income	$900,398	$566,776
Net accretion of discount on investments	$377,279	$435,222
Amortization of deferred debt financing costs	$669,831	$726,579
Stock dividend distribution	$3,778,630	$—

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC LP’s status as investment companies during the nine months ended November 30, 2015.

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

As of November 30, 2015, the Company did not exceed any of these limitations.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 28, 2015, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2015 and February 28, 2015, there were no uncertain tax positions.

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

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated accounting guidance provided by ASU 2015-15 was the result of the Emerging Issues Task Force meeting, held on June 18, 2015, at which the SEC staff stated that the SEC would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As the Company previously adopted the provisions of ASU 2015-03 and reclassified all deferred debt financing costs from within total assets to within total liabilities as a contra-liability effective as of February 28, 2015, it has chosen not to avail itself of the updated accounting treatment provided by ASU 2015-15 and continues to include all deferred financing costs as a contra-liability within total liabilities.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2015 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$14,538	$14,538
First lien term loans	—	—	145,639	145,639
Second lien term loans	—	—	43,561	43,561
Unsecured notes	—	—	—	—
Structured finance securities	—	—	15,776	15,776
Equity interests	—	—	21,524	21,524

Total	$—	$—	$241,038	$241,038

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation/(depreciation) on investments	(1,442)	(1,271)	(67)	656	1,030	1,333	239
Purchases and other adjustments to cost	30	30,254	27,341	669	—	413	58,707
Sales and redemptions	(2,370)	(28,657)	(19,502)	(5,917)	(2,285)	(3,946)	(62,677)
Net realized gain from investments	18	106	186	261	—	3,660	4,231
Transfers in/out	—	—	—	101	—	(101)	—

Balance as of November 30, 2015	$14,538	$145,639	$43,561	$—	$15,776	$21,524	$241,038

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized appreciation/(depreciation) for the nine months ended November 30, 2015 on investments held as of November 30, 2015 is $(216,346) and is included in net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2014 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845
Net unrealized appreciation/(depreciation) on investments	(485)	(704)	(379)	355	35	(508)	(1,686)
Purchases and other adjustments to cost	44	62,903	18,630	147	—	3,263	84,987
Sales and redemptions	(7,462)	(27,815)	(9,500)	—	(172)	(6,227)	(51,176)
Net realized gain from investments	36	756	46	—	—	2,365	3,203

Balance as of November 30, 2014	$24,523	$145,418	$36,601	$5,973	$19,433	$9,225	$241,173

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized appreciation/(depreciation) for the nine months ended November 30, 2014 on investments held as of November 30, 2014 was $573,734 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2015 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	14,538	Market Comparables	Third-Party Bid	74.5% - 99.2%
First lien term loans	145,639	Market Comparables	Market Yield (%)	6.5% - 15.5%
			EBITDA Multiples (x)	0.1x - 1.0x
			Third-Party Bid	71.8% - 99.5%
Second lien term loans	43,561	Market Comparables	Market Yield (%)	0.0% - 12.6%
			Third-Party Bid	97.0% - 100.0%
Unsecured notes	—	Market Comparables	Market Yield (%)	0.0% - 0.0%
Structured finance securities	15,776	Discounted Cash Flows	Discount Rate (%)	13.0%
Equity interests	21,524	Market Comparables	EBITDA Multiples (x)	5.0x - 12.8x

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

The composition of our investments as of November 30, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$16,337	6.8%	$14,538	6.0%
First lien term loans	146,661	61.4	145,639	60.4
Second lien term loans	43,773	18.4	43,561	18.1
Unsecured notes	2,480	1.1	—	—
Structured finance securities	13,668	5.7	15,776	6.6
Equity interests	15,800	6.6	21,524	8.9

Total	$238,719	100.0%	$241,038	100.0%

The composition of our investments as of February 28, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,658	7.8%	$18,302	7.6%
First lien term loans	144,959	60.8	145,207	60.3
Second lien term loans	35,748	15.0	35,603	14.8
Unsecured notes	7,366	3.1	4,230	1.8
Structured finance securities	15,953	6.7	17,031	7.1
Equity interests	15,774	6.6	20,165	8.4

Total	$238,458	100.0%	$240,538	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2015. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-75%

•	Prepayment rate: 25.0%

•	Reinvestment rate / price: L+375bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the Fee Basis Amount at the beginning of the Collection Period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the three months ended November 30, 2015 and November 30, 2014, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.8 million and $0.7 million in interest income, respectively, from Saratoga CLO. For the nine months ended November 30, 2015 and November 30, 2014, we accrued $1.1 million and $1.2 million in management fee income, respectively, and $2.0 million and $2.0 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At November 30, 2015, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $15.8 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2015, Saratoga CLO had investments with a principal balance of $297.4 million and a weighted average spread over LIBOR of 4.4%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2015, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $16.1 million, which had a present value of approximately $15.8 million, using an 13.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2015 (unaudited) and February 28, 2015 and for the three and nine months ended November 30, 2015 and November 30, 2014 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	November 30, 2015	February 28, 2015
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $295,600,896 and $295,193,588, respectively)	$285,300,231	$294,621,817
Fair Value Other/Structured finance securities (amortized cost of $2,566,752 and $2,566,752, respectively)	26,803	617,451

Total investments at fair value (amortized cost of $298,167,648 and $297,760,340, respectively)	285,327,034	295,239,268
Cash and cash equivalents	6,521,096	5,831,797
Receivable from open trades	1,993,750	2,119,687
Interest receivable	1,619,994	1,290,637

Total assets	$295,461,874	$304,481,389

LIABILITIES
Interest payable	$644,005	$631,886
Payable from open trades	5,382,500	5,214,331
Accrued base management fee	85,128	85,957
Accrued subordinated management fee	85,128	85,957
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,363,153)	(1,495,802)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(141,300)	(155,050)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(917,885)	(1,007,205)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(571,480)	(627,091)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(741,825)	(814,013)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,398,556)	(1,534,650)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(508,680)	(558,180)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,772,813)	(1,941,595)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$311,181,069	$310,284,545

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(5,803,411)	(3,343,488)
Net loss	(9,916,034)	(2,459,918)

Total net assets	(15,719,195)	(5,803,156)

Total liabilities and net assets	$295,461,874	$304,481,389

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2015	2014	2015	2014
INVESTMENT INCOME
Interest from investments	$3,559,889	$3,353,937	$10,711,063	$9,834,775
Interest from cash and cash equivalents	158	344	663	1,182
Other income	14,064	55,362	248,057	196,292

Total investment income	3,574,111	3,409,643	10,959,783	10,032,249

EXPENSES
Interest expense	2,912,974	2,831,770	8,772,617	6,955,909
Professional fees	66,203	43,547	178,602	137,907
Miscellaneous fee expense	9,758	6,734	20,446	33,130
Base management fee	184,694	191,505	560,643	575,252
Subordinated management fee	184,694	191,505	560,643	575,252
Trustee expenses	26,528	36,314	94,549	90,242
Amortization expense	237,966	237,966	717,892	717,892

Total expenses	3,622,817	3,539,341	10,905,392	9,085,584

NET INVESTMENT INCOME (LOSS)	(48,706)	(129,698)	54,391	946,665

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	217,472	104,158	349,117	632,728
Net unrealized depreciation on investments	(6,609,496)	(2,167,924)	(10,319,542)	(5,046,535)

Net loss on investments	(6,392,024)	(2,063,766)	(9,970,425)	(4,413,807)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,440,730)	$(2,193,464)	$(9,916,034)	$(3,467,142)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

November 30, 2015

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		4,938	$669,214	$25,095
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		19,801	1,897,538	1,708
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$493,750	489,681	456,309
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/27/2021	$1,980,050	1,966,424	1,898,017
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/27/2022	$498,750	496,410	499,373
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,477,487	2,474,204	2,399,372
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$233,293	232,291	233,149
ArgoFresh	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,995,000	1,985,302	1,962,581
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$987,500	987,500	809,750
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	4/16/2021	$495,000	493,207	472,725
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,385,028	3,367,440	3,376,160
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/8/2022	$929,595	927,359	917,445
Alion Science T/L B (1st Lien)	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/13/2021	$2,992,500	2,977,915	2,958,834
Alliance HealthCare T/L B	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$997,428	992,619	986,207
Alliant Holdings T/L B (1st Lien)	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	4.50%	8/12/2022	$997,500	995,120	975,365
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	6.00%	4/2/2022	$486,692	484,403	474,525
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$249,375	248,204	248,335
American Tire Distributors Inc	Automotive	Term Loan B	Loan	5.25%	9/1/2021	$494,004	491,534	494,212
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.29%	7/26/2016	$34,803	34,797	34,455
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.29%	7/26/2016	$19,321	19,321	19,128
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,158,439	3,158,439	3,124,897
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,596,480	2,571,667	2,445,235
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lein)	Loan	5.00%	7/29/2022	$2,493,750	2,481,719	2,299,861
Auction.com	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$1,994,987	2,001,912	1,975,038
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$2,832,629	2,827,999	2,804,303
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	4.50%	6/12/2021	$436,301	434,420	434,910
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	11/20/2019	$1,492,500	1,489,570	1,394,562
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$492,500	490,518	485,935
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,314,499	1,304,646	1,298,370
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,479,961	1,479,073	1,445,552
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/19/2022	$1,000,000	997,615	971,880
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,984,848	1,928,369	1,726,818
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,479,968	1,469,034	1,438,352
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,922,502	1,931,098	1,754,283
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,135	1,823,856
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$987,500	978,428	958,497
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	990,604	845,750
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,945,095	1,946,507	1,905,589
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,062,615	2,066,156	2,059,170
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$493,751	491,723	488,196
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,647,871	2,672,176	2,604,022
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,635,524	2,627,722	2,591,590
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,025,139	995,752	1,001,519
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,886,228	1,830,797	1,852,690
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$363,911	361,914	362,091
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$990,000	986,914	964,428
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.25%	7/24/2020	$500,000	496,250	497,710
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,995,000	1,983,253	1,841,644
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	5/27/2022	$500,000	498,786	494,065
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,427	1,380,000
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$2,000,000	1,890,586	1,904,160
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,482,759	1,460,694	1,474,426
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,568,163	1,568,163	1,540,720
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$736,875	736,192	589,500
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$1,422,206	1,422,206	1,407,984
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,488,769	1,474,906	1,456,209
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$773,629	741,158	745,962
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	751,324	754,288
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,523	349,631
Custom Sensors & Technologies, Inc.	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$495,000	493,983	492,837
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$2,000,000	1,990,263	1,987,500
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$493,750	491,719	490,575
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,173,538	3,156,263	3,217,174
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,912,306	2,898,985	2,894,104
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,646	972,810
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,392	1,796,685
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$926,971	923,036	915,384
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/9/2021	$1,000,000	980,000	985,000
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$498,750	496,578	486,695
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,962,500	2,955,557	2,868,085
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$1,472,161	1,477,200	1,435,357
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$2,992,500	2,977,838	2,945,129
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	484,491	130,156
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$878,848	851,661	79,826
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$495,000	492,919	490,298
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,798	476,250
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	991,190	970,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	6/24/2022	$1,000,000	997,553	983,750
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$937,857	923,002	886,275
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$967,575	965,746	787,364
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,972,424	1,967,787	1,950,235
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,962,500	2,950,621	2,631,678
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.70%	3/23/2018	$2,790,451	2,743,456	2,764,639
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.20%	3/24/2021	$2,111,028	2,031,031	2,104,441
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	10/31/2022	$1,500,000	1,470,000	1,470,000
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,481,250	1,472,294	1,403,484
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,967,406	1,967,426	1,600,307
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$199,630	198,865	193,391
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$780,370	777,436	755,984
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,457,406	2,449,912	2,252,532
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$495,000	490,050	462,295
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/29/2020	$693,858	684,047	677,671
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,135,265	4,124,509	4,011,207
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,732,867	2,725,029	2,138,469
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$3,333,333	3,302,675	3,330,567
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,307,462	1,302,474	1,264,969
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,979,986	1,945,046	1,930,487
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$478,125	476,402	466,970
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.03%	5/1/2018	$3,625,085	3,499,013	3,619,213
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$249,375	248,209	249,063
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	$2,917,500	2,943,662	2,910,819
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,975,000	1,959,329	1,950,313
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$1,000,000	997,620	995,420
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.24%	4/19/2019	$3,840,541	3,818,148	3,787,733
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,797	489,804	477,353
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,193,981	2,179,213	2,085,928
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,984,694	1,976,851	1,974,155
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$500,000	498,785	485,705
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$957,913	957,913	598,695
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$493,939	492,908	464,614
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$997,500	992,723	977,550
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,458,843	2,440,368	2,392,774
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,972,538	2,949,120	2,903,812
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$2,000,000	1,980,032	1,990,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$495,000	492,925	483,452
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$487,500	487,500	482,279
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,481,250	1,475,374	1,470,141
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$994,964	990,193	979,214
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.25%	2/19/2020	$2,122,318	2,118,346	2,104,639
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$247,500	246,335	244,872
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,481,250	1,469,254	595,463
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$393,182	392,372	381,976
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$987,500	979,731	968,984
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$990,022	986,662	987,547
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,728	240,000
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$1,000,000	985,240	996,610
Newsday, LLC	Publishing	Term Loan	Loan	3.70%	10/12/2016	$2,215,385	2,214,802	2,209,846
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$987,511	976,646	967,761
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	3/10/2017	$4,783,045	4,760,569	4,635,823
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$2,000,000	1,980,163	1,980,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,087	990,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$482,500	482,500	474,862
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,831,750	3,816,735	3,734,232
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.00%	7/27/2022	$1,000,000	997,592	975,160
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$791,281	791,281	782,181
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$645,138	642,652	638,686
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,887,309	3,875,009	3,580,212
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$495,000	491,772	472,725
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$2,952,164	2,950,848	2,942,953
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,436,538	1,430,514	1,364,711
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$982,500	978,471	935,831
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$248,750	247,572	230,094
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,457,908	1,457,267	1,453,811
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$995,000	990,308	976,423
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$957,143	949,280	948,768
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,925,674	1,916,334	1,872,718
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$493,750	491,716	482,335
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	5/19/2022	$500,000	497,538	491,250
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,577,136	2,549,065
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,423,378	2,416,078	2,393,086
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$737,083	733,666	730,177
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,907,083	1,849,950	1,884,446
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$2,000,000	1,990,000	1,975,000
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$966,488	964,072	955,209
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,820	493,750
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$491,250	488,593	487,158
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$498,750	497,545	497,583
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$497,500	495,214	490,038
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,634,292	1,635,630	1,596,294
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,851
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$995,000	990,510	992,513
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,906,781	1,893,186	1,901,213
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,481,250	1,475,158	1,385,502
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$498,750	496,347	494,137
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,296	495,415
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,168,211	5,168,211	5,119,785
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$985,000	980,996	810,163
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$992,500	984,017	919,482
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,938,192	1,950,337
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$989,924	919,233	491,389
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,907,486	1,904,349	1,874,105
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,980,000	1,963,607	1,967,011
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$990,000	987,847	970,200
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	8/20/2021	$2,000,000	1,980,658	1,965,620
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$223,313	222,829	222,475
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,265,438	1,262,699	1,260,692
Sophia, L.P.	High Tech Industries	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$2,000,000	1,990,212	1,980,320
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,962,500	1,913,505	1,766,250
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,917,953	2,909,603	2,378,132
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	3.50%	4/23/2021	$1,000,000	995,000	986,670
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$967,841	960,137	958,163
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$222,900	219,333	106,323
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$995,000	992,992	983,806
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,288,452	1,286,944	1,280,400
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,719	367,134
TGI Friday’s Inc	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,647,738	1,648,727
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,204	928,633
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$493,067	490,077	485,824
TransUnion LLC	Financial Intermediaries	Term Loan B-2	Loan	3.75%	4/9/2021	$492,500	491,309	479,203
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,288,318	4,295,268	4,179,309
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$973,333	968,778	959,950
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,831,140	1,818,259
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$483,844	477,401	472,957
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$951,192	953,084	951,192
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$157,295	156,652	157,098
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$923,831	920,350	922,677
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	6/30/2017	$3,000,000	2,985,653	2,908,140
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,924,279	2,910,874	2,874,566
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,589	2,538,841	2,399,217
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,011,033	1,009,241
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,476,329
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/28/2021	$493,750	491,699	487,168
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,778,498	1,792,843	1,707,357
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,598,332	2,529,772
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.75%	6/27/2022	$2,992,500	2,978,182	2,973,797

							$298,167,648	$285,327,034

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$6,521,096	$6,521,096	$6,521,096

Total cash and cash equivalents						$6,521,096	$6,521,096	$6,521,096

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2015.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2015

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$437,188
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	180,263
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$497,500	493,004	492,276
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	9/27/2021	$1,995,000	1,981,328	2,004,416
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,240,517
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$1,995,000	1,993,940	1,984,287
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$319,903	318,380	321,304
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$995,000	995,000	997,488
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	4/16/2021	$498,750	496,691	500,411
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,389,632	3,437,723
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,529,610	1,529,610	1,529,610
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	$496,487	496,486	497,108
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,178	78,395
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,521
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,182,489	3,182,489	3,168,581
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$495,000	494,038	495,312
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,412,086	5,370,590	5,424,642
Auction.Com, LLC	Services: Business	Term Loan A-4	Loan	4.40%	2/28/2017	$914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,319,115	4,309,242	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,925,000	1,923,275	1,937,031
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$467,123	464,958	466,614
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$493,623	493,111	492,236
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$969,671	965,093	964,416
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$496,250	494,055	495,009
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,403	1,812,648
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	$2,977,500	2,996,769	2,971,307
Biomet, Inc.	Healthcare & Pharmaceuticals	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,601
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,489,975	1,488,922	1,483,374
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,287	747,120
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,491,237	1,478,800	1,478,935
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,938,503	1,952,391	1,904,580
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,945,000	1,935,814	1,942,219
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$995,000	985,881	998,423
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,028	917,141
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,960,046	1,965,495	1,969,846
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,079,313	2,083,783	2,084,511
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$497,500	495,170	498,401
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,154,560	2,180,598	2,157,533
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,731,869	2,761,735	2,733,235
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,655,745	2,646,932	2,646,344
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2017 Term E Loan	Loan	3.49%	1/25/2017	$1,097,818	1,074,945	1,097,193
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2021 Term D Loan	Loan	4.25%	1/27/2021	$2,926,052	2,844,886	2,935,210
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$562,001	557,872	561,298
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$997,500	994,095	979,106
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	500,315
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,595,331	3,595,331	3,570,631
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$742,500	741,718	681,244
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,435,594	2,433,546	2,430,723
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,500,000	1,485,423	1,505,625
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$779,642	736,275	765,998
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,367	727,033
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,100	466,863
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$498,750	497,651	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$497,500	495,228	498,062
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,460,027	3,436,485	3,413,835
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	475,991	474,230
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,969,962	2,957,576	2,980,684
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,835	499,790
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,314	995,630
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,710	250,938
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$497,500	495,324	497,500
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$995,000	990,370	999,975
Dollar Tree	Retail	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,000	1,007,500
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	$2,985,000	2,978,605	2,962,075
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,489,975	1,495,721	1,473,213
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,120	457,295
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50% (2.00% Cash/ 6.50% PIK)	7/2/2020	$836,617	805,283	672,882
EIG Investors Corp.	Services: Business	Term Loan	Loan	5.00%	11/8/2019	$987,500	983,552	989,969
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$498,750	496,403	496,102
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,553	484,845
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,126	942,546
Enviromental Resources Management	Services: Business	Term Loan	Loan	5.00%	5/14/2021	$1,000,000	990,000	985,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$975,056	972,887	955,555
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,987,481	1,982,274	1,972,575
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,985,000	2,971,883	2,975,687
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,729,399	2,785,568
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,021,476	2,115,777
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,492,500	1,482,322	1,421,606
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,982,462	1,982,212	1,835,423
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$493,750	493,750	491,281
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$201,157	200,308	199,146
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$786,343	783,060	778,479
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,476,212	2,467,608	2,377,164
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$498,750	493,763	494,885
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$802,956	789,932	797,182
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,724,136	4,709,712	4,649,353
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,755,515	2,747,025	2,719,914
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,296,753	3,347,933
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,240	3,353,443
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,995,000	1,981,582	1,965,075
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$487,500	485,460	488,963
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,663,006	5,409,534	5,658,872
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,940,000	2,975,234	2,927,152
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,990,000	1,972,040	1,999,950
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,880,270	3,866,113	3,872,199
Husky Injection	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$498,099	495,886	495,818
Ikaria, Inc.	Healthcare & Pharmaceuticals	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	$435,702	433,809	434,251
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,211,036	2,194,068	2,190,650
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,000,000	1,990,539	1,993,760
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$965,206	965,206	906,493
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$497,576	496,332	492,913
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,477,613	2,453,687	2,477,167
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,995,000	2,968,450	2,961,306
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$451,283	449,626	450,719
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	$500,000	496,541	502,085
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$498,750	496,409	491,269
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$491,250	491,250	488,258
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,492,500	1,485,638	1,488,769
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,393,981	2,389,500	2,381,509
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$172,170	172,170	171,309
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,253	25,253	25,364
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$224,122	223,063	225,103
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,492,500	1,479,041	1,489,396
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	$196,558	195,710	196,411
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$445,455	444,453	442,033
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$995,000	986,186	996,244
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,058,933	1,067,198
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$997,500	992,907	996,253
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	240,418
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,305	2,201,538
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$995,000	992,803	986,921
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,807,530	4,817,740	4,799,502
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$486,250	486,250	480,780
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,861,225	3,842,164	3,850,761
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$797,986	797,986	791,004
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$977,052	972,882	962,396
On Assignment, Inc.	Services: Business	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,451	1,301,528
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$4,074,401	4,059,378	4,078,842
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$498,750	495,208	496,466
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$970,000	970,000	957,875
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,494,994	1,492,711	1,494,755
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,447,901	1,440,712	1,406,274
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$990,000	985,444	947,925
Par Pharmaceutical	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$500,000	497,502	499,065
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,469,388	1,468,520	1,467,066
PetSmart	Retail	Term Loan B	Loan	5.00%	3/11/2022	$1,000,000	995,000	1,007,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$993,750	984,482	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,940,400	1,918,409	1,935,898
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$497,500	495,245	495,948
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,466	2,565,560
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$1,488,750	1,482,052	1,488,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$495,000	492,860	495,619
Presidio	Services: Business	Term Loan B	Loan	6.25%	2/2/2022	$2,000,000	1,940,655	1,973,760
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	4.13%	1/31/2019	$344,697	341,112	344,697
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	$1,861,111	1,858,280	1,860,534
QoL Meds, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	7/15/2020	$1,995,000	1,985,909	1,990,013
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	$3,627,678	3,600,425	3,628,802
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.75%	10/1/2021	$997,500	995,145	996,882
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,672	496,250
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$495,000	491,974	494,381
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,646,799	1,648,172	1,642,172
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,960,200	1,960,200	1,965,767
Riverbed Technology	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,000	1,007,500
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,898,764	1,906,285
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,492,500	1,485,607	1,479,441
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	$5,207,431	5,188,396	5,219,147
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$992,500	988,065	863,475
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$1,000,000	990,433	998,040
Scitor Corporation	Services: Business	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,387	461,077
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$997,481	917,590	806,294
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	$1,509,445	1,509,445	1,511,603
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,925,067	1,920,548	1,925,067
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,995,000	1,976,650	1,994,641
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$997,500	995,166	996,253
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$225,000	224,471	225,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,275,000	1,272,004	1,275,000
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$886,138	877,732	884,756
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$2,000,000	1,942,284	1,915,000
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	$496,250	495,181	485,084
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,967,681	2,957,888	2,952,842
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$992,500	983,723	975,131
STHI Holding	Healthcare & Pharmaceuticals	Term Loan	Loan	4.50%	8/6/2021	$997,500	997,500	994,388
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,117	285,084
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,618,899	3,706,804
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$238,660	232,462	203,756
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,105	473,314
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$267,977	266,768	267,642
TGI Friday’s	Food Services	Term Loan (Second Lien)	Loan	9.25%	7/15/2021	$2,000,000	2,016,250	2,000,000
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$500,000	496,689	504,790
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,847,054	4,856,484	4,824,661
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$500,000	495,182	502,815
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$496,250	495,138	493,977
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,850,000	1,843,008	1,822,250
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$487,566	479,874	481,471
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$974,167	976,455	975,998
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,518	157,610	156,734
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$931,046	926,144	920,572
United Surgical Partners International, Inc.	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,431,749	2,408,580	2,431,749
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,844,964	3,844,749	3,813,935
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,947,446	2,931,982	2,940,549
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,415	2,539,683
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,264,058	1,259,623	1,259,634
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,881,003	2,881,003	2,878,294
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$497,500	495,243	499,366
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,876	1,851,978	1,796,218
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,375	250,520
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$673,630	668,099	670,545
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,605,923	2,562,998

							$297,760,340	$295,239,268

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$5,831,797	$5,831,797	$5,831,797

Total cash and cash equivalents						$5,831,797	$5,831,797	$5,831,797

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2015.

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

For the three months ended November 30, 2015 and November 30, 2014, we incurred $1.1 million and $1.1 million in base management fees, respectively. For the three months ended November 30, 2015 and November 30, 2014, we incurred $0.2 million and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2015 and November 30, 2014, we accrued $0.2 million and $0.2 million in incentive fees related to capital gains, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we incurred $3.4 million and $3.1 million in base management fees, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we incurred $1.7 million and $1.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we accrued $0.5 million and $0.5 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2015, the base management fees accrual was $1.1 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2015, the base management fees accrual was $1.0 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2015 and November 30, 2014, we recognized $0.3 million and $0.3 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2015 and November 30, 2014, we recognized $0.9 million and $0.8 million in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2015 and February 28, 2015, $0.4 million and $0.4 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the nine months ended November 30, 2015 and November 30, 2014, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of November 30, 2015 there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. As of February 28, 2015, there was $9.6 million outstanding under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2015 and November 30, 2014, we recorded $0.1 million and $0.2 million of interest expense, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we recorded $0.6 million and $0.6 million of interest expense, respectively. For the three months ended November 30, 2015 and November 30, 2014, we recorded $0.02 million and $0.03 million of amortization of deferred financing costs related to the Credit Facility, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we recorded $0.1 million and $0.2 million of amortization of deferred financing costs related to the Credit Facility, respectively. The interest rates during the three and nine months ended November 30, 2015 on the outstanding borrowings under the Credit Facility were 6.00% and 6.00%, respectively. The interest rates during the three and nine months ended November 30, 2014 on the outstanding borrowings under the Credit Facility were 7.50% and 7.50%, respectively. During the three and nine months ended November 30, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $0.9 million and $5.8 million, respectively. During the three and nine months ended November 30, 2014, the average dollar amount of outstanding borrowings under the Credit Facility was $6.3 million and $5.2 million, respectively.

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

Our borrowing base under the Credit Facility was $35.3 million subject to the Credit Facility cap of $45.0 million at November 30, 2015. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2015 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2015. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2015, we have funded SBIC LP with $59.3 million of equity capital, and have $79.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2015 and February 28, 2015, there was $79.0 million and $79.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value. Financing costs of $3.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2015 and November 30, 2014, we recorded $0.6 million and $0.6 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2015 and November 30, 2014, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended November 30, 2015 and November 30, 2014 on the outstanding borrowings of the SBA debentures was 3.25% and 2.51%, respectively.

For the nine months ended November 30, 2015 and November 30, 2014, we recorded $1.9 million and $1.4 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the nine months ended November 30, 2015 and November 30, 2014 on the outstanding borrowings of the SBA debentures was 3.21% and 2.76%, respectively. During the three and nine months ended November 30, 2015, the average dollar amount of SBA debentures outstanding was $79.0 million and $79.0 million, respectively. During the three and nine months ended November 30, 2014, the average dollar amount of SBA debentures outstanding was $76.4 million and $64.2 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of November 30, 2015, the Company sold 522,981 bonds with a principal of $13,074,525 at an average price of $25.31 for aggregate net proceeds of $12,973,084 (net of transaction costs).

As of November 30, 2015, the carrying amount and fair value of the Notes was $61.4 million and $61.5 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of November 30, 2015, $2.7 million of financing costs related to the Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the Notes. For the three and nine months ended November 30, 2015, we recorded $1.1 million and $3.1 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the Notes. For the three and nine months ended November 30, 2014, we recorded $0.9 million and $2.7 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the Notes. During the three and nine months ended November 30, 2015, the average dollar amount of Notes outstanding was $58.9 million and $53.8 million, respectively. During the three and nine months ended November 30, 2014, the average dollar amount of Notes outstanding was $48.3 million and $48.3 million, respectively.

Note 7. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$140,375	$—	$—	$61,375	$79,000

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $3.1 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2015 and February 28, 2015 are shown in the table below (dollars in thousands):

	As of
	November 30, 2015	February 28, 2015
Bristol Hospice, LLC	$—	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	—	1,000
Advanced Air & Heat of Florida, LLC	400	—
Knowland Technology Holdings, L.L.C	300	300

Total	$3,100	$11,200

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are

“interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2015 and November 30, 2014, we accrued $0.05 million and $0.05 million for directors’ fees expense, respectively. For the nine months ended November 30, 2015 and November 30, 2014, we accrued $0.2 million and $0.2 million for directors’ fees expense, respectively. As of November 30, 2015 and February 28, 2015, $0.02 million and $0.03 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of November 30, 2015, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of November 30, 2015, the Company purchased 2,500 shares of common stock for approximately $0.04 million pursuant to this repurchase plan. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published financial statements, to 400,000 shares of its common stock.

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

On October 7, 2015 the Company declared a dividend of $0.36 per share payable on November 30, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three and nine months ended November 30, 2015 and November 30, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and diluted	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Net increase in net assets from operations	$3,421	$3,385	$12,049	$8,302
Weighted average common shares outstanding	5,632,011	5,379,616	5,533,094	5,379,616
Earnings per common share-basic and diluted	$0.61	$0.63	$2.18	$1.54

Note 11. Dividend

On October 7, 2015 the Company declared a dividend of $0.36 per share payable on November 30, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock.

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

The following tables summarize dividends declared during the nine months ended November 30, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 7, 2015	November 2, 2015	November 30, 2015	$0.36	$2,028
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	$1,844
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.96	$10,767

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following tables summarize dividends declared during the nine months ended November 30, 2014 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
September 24, 2014	February 22, 2015	February 27, 2015	$0.22	$1,188
September 24, 2014	November 3, 2014	November 28, 2014	$0.18	$968

Total dividends declared			$0.40	$2,156

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2015 and November 30, 2014:

	For the nine months ended
	November 30, 2015	November 30, 2014
Per share data:
Net asset value at beginning of period	$22.70	$21.08
Net investment income (1)	1.37	1.26
Net realized and unrealized gains and losses on investments	0.81	0.28

Net increase in net assets from operations	2.18	1.54
Distributions from net investment income	(1.96)	(0.18)

Total distributions to stockholders	(1.96)	(0.18)
Dilution (4)	(0.33)	0.01
Net asset value at end of period	$22.59	$22.45
Net assets at end of period	$127,273,366	$120,762,115
Shares outstanding at end of period	5,634,115	5,379,616
Per share market value at end of period	$15.63	$15.18
Total return based on market value (2)	11.29%	(3.55)%
Total return based on net asset value (3)	11.67%	7.40%

Ratio/Supplemental data:
Ratio of net investment income to average net assets	8.07%	7.63%
Ratio of operating expenses to average net assets	6.68%	6.29%
Ratio of incentive management fees to average net assets (6)	1.73%	2.34%
Ratio of credit facility related expenses to average net assets	6.65%	6.15%
Ratio of total expenses to average net assets	15.06%	14.77%
Portfolio turnover rate (5)	23.05%	22.59%

As described in Note 2 to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended February 28, 2015, we identified errors that impacted the nine months ended November 30, 2014. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements included in this Form 10-Q.

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

Note 13. Subsequent Events

On January 12, 2016 the Company declared a dividend of $0.40 per share payable for the fiscal quarter ended November 30, 2015 to all stockholders of record at the close of business on February 1, 2016, with a payment date on February 29, 2016. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of November 30, 2015, the Company sold 522,981 bonds with a principal of $13,074,525 at an average price of $25.31 for aggregate net proceeds of $12,973,084 (net of transaction costs).

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a senior collateral management fee of 0.25% and a subordinated management fee of 0.25% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return equal to or greater than 12.0%.

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

New Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated accounting guidance provided by ASU 2015-15 was the result of the Emerging Issues Task Force meeting, held on June 18, 2015, at which the SEC staff stated that the SEC would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As the Company previously adopted the provisions of ASU 2015-03 and reclassified all deferred debt financing costs from within total assets to within total liabilities as a contra-liability effective as of February 28, 2015, it has chosen not to avail itself of the updated accounting treatment provided by ASU 2015-15 and continues to include all deferred financing costs as a contra-liability within total liabilities.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At November 30, 2015	At February 28, 2015
	($ in millions)	($ in millions)
Number of investments(1)	53	63
Number of portfolio companies(1)	31	34
Average investment size(1)	$4.3	$3.5
Weighted average maturity(1)	3.5yrs	3.7yrs
Number of industries(1)	11	13
Average investment per portfolio company(1)	$7.3	$6.6
Non-performing or delinquent investments(1)	$2.2	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$94.0(46.1)%	$82.5(40.6)%
Weighted average current coupon(2)	11.3%	12.0%
Floating rate debt (% of interest bearing portfolio)(2)	$109.8(53.9)%	$120.8(59.4)%
Weighted average current spread over LIBOR(2)	8.4%	8.7%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in common stocks.

During the three months ended November 30, 2015, we made $15.3 million investments in new or existing portfolio companies and had $27.9 million in aggregate amount of exits and repayments resulting in net repayments of $12.6 million for the period. During the three months ended November 30, 2014, we made $30.6 million investments in new or existing portfolio companies and had $26.8 million in aggregate amount of exits and repayments resulting in net investments of $3.8 million for the period.

During the nine months ended November 30, 2015, we made $57.4 million investments in new or existing portfolio companies and had $62.7 million in aggregate amount of exits and repayments resulting in net repayments of $5.3 million for the period. During the nine months ended November 30, 2014, we made $84.0 million investments in new or existing portfolio companies and had $51.2 million in aggregate amount of exits and repayments resulting in net investments of $32.8 million for the period.

Our portfolio composition at November 30, 2015 and February 28, 2015 at fair value was as follows:

Portfolio composition

	At November 30, 2015		At February 28, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	6.0%	7.2%	7.6%	6.2%
First lien term loans	60.4	10.9	60.3	11.0
Second lien term loans	18.1	10.7	14.8	11.2
Unsecured notes	—	—	1.8	13.7
Saratoga CLO subordinated notes	6.6	18.9	7.1	25.2
Equity interests	8.9	N/A	8.4	N/A

Total	100.0%	11.2%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2015 and February 28, 2015, was composed of $297.4 million and $296.9 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO 2013-1 LTD. constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2015, $283.3 million or 99.3% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.5 million. At February 28, 2015, $291.6 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.7 million.

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

The CMR distribution of our investments at November 30, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At November 30, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$198,231	82.2%	$191,606	79.7%
Yellow	5,499	2.3	11,635	4.8
Red	8	0.0	101	0.0
N/A(1)	37,300	15.5	37,196	15.5

Total	$241,038	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2015 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At November 30, 2015		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$260,237	91.2%	$278,769	94.4%
Yellow	23,061	8.1	12,875	4.4
Red	2,029	0.7	2,978	1.0
N/A(1)	—	—	617	0.2

Total	$285,327	100.0%	$295,239	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2015 and February 28, 2015:

	At November 30, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$60,626	25.2%	$52,128	21.7%
Consumer Services	44,277	18.4	24,169	10.0
Software as a Service	36,650	15.2	53,525	22.3
Healthcare Services	19,235	8.0	20,641	8.6
Media	17,423	7.2	15,026	6.2
Structured Finance (1)	15,776	6.5	17,031	7.1
Metals	11,765	4.9	15,262	6.3
Automotive Aftermarket	10,791	4.5	10,980	4.6
Consumer Products	9,780	4.0	9,239	3.9
Food and Beverage	9,677	4.0	10,348	4.3
Building Products	5,030	2.1	3,436	1.4
Education	8	0.0	101	0.0
Electronics	—	—	6,667	2.8
Publishing	—	—	1,985	0.8

Total	$241,038	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2015 and February 28, 2015:

	At November 30, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$37,265	13.1%	$42,751	14.5%
Healthcare & Pharmaceuticals	28,085	9.8	35,341	11.9
Chemicals/Plastics	24,395	8.5	25,758	8.7
Retailers (Except Food and Drugs)	19,217	6.7	22,026	7.4
Financial Intermediaries	14,882	5.2	10,806	3.7
Aerospace and Defense	12,887	4.5	7,287	2.5
Industrial Equipment	12,639	4.4	15,290	5.2
Conglomerate	12,035	4.2	19,928	6.7
High Tech Industries	11,887	4.2	—	—
Telecommunications	10,073	3.5	6,675	2.3
Technology	8,060	2.8	1,008	0.3
Leisure Goods/Activities/Movies	7,707	2.7	12,629	4.3
Electronics/Electric	7,405	2.6	12,904	4.4
Banking, Finance, Insurance & Real Estate	6,410	2.3	—	—
Automotive	6,282	2.2	6,650	2.2
Utilities	6,094	2.1	6,281	2.1
Food Services	6,015	2.1	5,886	2.0
Food Products	5,728	2.0	5,856	2.0
Lodging and Casinos	5,654	2.0	5,826	2.0
Publishing	5,387	1.9	5,627	1.9
Insurance	4,745	1.7	5,425	1.8
Containers/Glass Products	4,252	1.5	4,313	1.5
Cable and Satellite Television	3,588	1.3	2,646	0.9
Drugs	3,483	1.2	10,091	3.4
Media	3,317	1.2	2,004	0.7
Construction & Building	2,945	1.0	—	—
Food/Drug Retailers	2,810	1.0	5,861	2.0
Brokers/Dealers/Investment Houses	2,703	1.0	4,832	1.6
Nonferrous Metals/Minerals	1,600	0.6	1,835	0.6
Oil & Gas	1,456	0.5	6,070	2.1
Telecommunications/Cellular	1,408	0.5	2,431	0.8
Broadcast Radio and Television	1,325	0.5	467	0.2
Beverage, Food & Tobacco	995	0.3	—	—
Hotels, Gaming, and Leisure	960	0.3	—	—
Environmental	886	0.3	250	0.1
Services: Consumer	498	0.2	—	—
Building and Development	249	0.1	485	0.2

Total	$285,327	100.0%	$295,239	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2015 and February 28, 2015. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At November 30, 2015		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$104,006	43.2%	$92,069	38.3%
Midwest	50,094	20.8	55,767	23.2
Northeast	43,240	17.9	34,412	14.3
West	26,922	11.2	40,259	16.7
Other(1)	15,776	6.5	17,031	7.1
International	1,000	0.4	1,000	0.4

Total	$241,038	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2015 and November 30, 2014 are as follows:

	For the three months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Total investment income	$6,936	$7,305
Total expenses, net	4,786	4,676

Net investment income	2,150	2,629
Net realized gains	448	2,761
Net unrealized appreciation/(depreciation) on investments	823	(2,005)

Net increase in net assets resulting from operations	$3,421	$3,385

	For the nine months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Total investment income	$22,255	$19,924
Total expenses, net	14,676	13,139

Net investment income	7,579	6,785
Net realized gains	4,231	3,203
Net unrealized appreciation/(depreciation) on investments	239	(1,686)

Net increase in net assets resulting from operations	$12,049	$8,302

Investment income

The composition of our investment income for the three and nine months ended November 30, 2015 and November 30, 2014 are as follows:

	For the three months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Interest from investments	$6,227	$6,054
Management fees from Saratoga CLO	369	383
Interest from cash and cash equivalents and other income	340	868

Total investment income	$6,936	$7,305

	For the nine months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Interest from investments	$19,978	$17,693
Management fees from Saratoga CLO	1,121	1,150
Interest from cash and cash equivalents and other income	1,156	1,081

Total investment income	$22,255	$19,924

For the three months ended November 30, 2015, total investment income decreased $0.4 million, or 5.1% compared to the three months ended November 30, 2014. Interest income from investments increased $0.2 million, or 2.9%, to $6.2 million for the three months ended November 30, 2015 from $6.0 million for the three months ended November 30, 2014. This decreased total investment income primarily reflects the receipt of an increased number of dividends for the three months ended November 30, 2014 leading to a $0.5 million reduction in other income.

For the nine months ended November 30, 2015, total investment income increased $2.3 million, or 11.7% compared to the nine months ended November 30, 2014. Interest income from investments increased $2.3 million, or 12.9%, to $20.0 million for the nine months ended November 30, 2015 from $17.7 million for the nine months ended November 30, 2014. This increased interest income is primarily due to higher average assets during the nine months ended November 30, 2015.

For the three and nine months ended November 30, 2015 and November 30, 2014, total PIK income was $0.04 million and $1.0 million, and $0.3 million and $0.9 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to pay down its outstanding notes. The management fee income and investment income that we receive from Saratoga CLO has remained relatively unchanged at $0.4 million for the three months ended November 30, 2015 and 2014. The management fee income and investment income that we receive from Saratoga CLO was $1.1 million and $1.2 million, respectively, for the nine months ended November 30, 2015 and 2014.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2015 and November 30, 2014 are as follows:

Operating Expenses

	For the three months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Interest and debt financing expenses	$2,129	$1,869
Base management fees	1,092	1,087
Professional fees	348	226
Incentive management fees	404	933
Administrator expenses	325	250
Insurance	85	84
Directors fees and expenses	51	51
General & administrative	352	176

Total expenses	$4,786	$4,676

	For the nine months ended
	November 30, 2015	November 30, 2014
	($ in thousands)
Interest and debt financing expenses	$6,241	$5,466
Base management fees	3,366	3,093
Professional fees	1,030	937
Incentive management fees	2,161	2,080
Administrator expenses	850	750
Insurance	260	252
Directors fees and expenses	153	160
General & administrative	738	401
Excise tax expense (credit)	(123)	—

Total expenses	$14,676	$13,139

For the three months ended November 30, 2015, total operating expenses increased $0.1 million, or 2.3% compared to the three months ended November 30, 2014. For the nine months ended November 30, 2015, total operating expenses increased $1.5 million, or 11.7% compared to the nine months ended November 30, 2014.

For the three and nine months ended November 30, 2015 and November 30, 2014, the increase in interest and debt financing expenses is primarily attributable to an increase in overall outstanding debt and weighted average interest as compared to the prior years, with increased levels of notes outstanding offset by decreased levels of the Credit Facility outstanding. The Credit Facility decreased from $4.9 million outstanding at November 30, 2014 to $0.0 million at November 30, 2015, while our SBA debentures remained the same at $79.0 million. However, the notes increased from $48.3 million outstanding to $61.4 million outstanding for these same periods. In addition, for the three months ended November 30, 2015, the weighted average interest rate on our outstanding indebtedness was 5.07% compared to 4.59% for the three months ended November 30, 2014 and, for the nine months ended November 30, 2015, the weighted average interest rate on our outstanding indebtedness was 5.01% compared to 4.91%. Therefore the increase for the three and nine months ended November 30, 2015 was primarily driven by the increase in outstanding notes that have a higher interest rate than other debt.

For the three months ended November 30, 2015, base management fees were relatively unchanged at $1.1 million compared to the three months ended November 30, 2014. For the nine months ended November 30, 2015, base management fees increased $0.3 million, or 8.8% compared to the nine months ended November 30, 2014. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $246.6 million as of November 30, 2014 to $250.1 million as of November 30, 2015.

For the three and nine months ended November 30, 2015, professional fees increased $0.1 million, or 54.0%, and $0.1 million, or 10.0%, respectively, compared to the three and nine months ended November 30, 2014.

For the three months ended November 30, 2015, incentive management fees decreased $0.5 million, or 56.7% compared to the three months ended November 30, 2014. The decrease in incentive management fees is primarily attributable to lower net investment income for the three months ended November 30, 2015. For the nine months ended November 30, 2015, incentive management fees increased $0.1 million, or 3.9% compared to the nine months ended November 30, 2014.

As discussed above, the increase in interest and debt financing expenses for three and nine months ended November 30, 2015 as compared to the three and nine months ended November 30, 2014 is primarily attributable to an increase in the amount of outstanding notes and deferred financing costs. For the three and nine months ended November 30, 2015 and November 30, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00% and 7.50%, respectively. For three months ended November 30, 2015 and November 30, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 2.51%, respectively. For nine months ended November 30, 2015 and November 30, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.21% and 2.76%, respectively.

Net realized gains/(losses) on sales of investments

For the three months ended November 30, 2015, the Company had $27.9 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains. For the nine months ended November 30, 2015, the Company had $62.7 million of sales, repayments, exits or restructurings resulting in $4.2 million of net realized gains. The most significant realized gains and losses during the nine months ended November 30, 2015 were as follows:

Nine Months ended November 30, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
		($ in thousands)
Network Communications, Inc.	Common Stock	3,206	—	3,206
Community Investors, Inc.	Preferred Stock - A Shares 10%	464	135	329

The $3.2 million of realized gain on our investments in Network Communications, Inc. is due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.

For the three months ended November 30, 2014, the Company had $26.8 million of sales, repayments, exits or restructurings resulting in $2.8 million of net realized gains. For the nine months ended November 30, 2014, the Company had $51.2 million of sales, repayments, exits or restructurings resulting in $3.2 million of net realized gains. There were no significant realized gains and losses during the nine months ended November 30, 2014.

Net unrealized appreciation/(depreciation) on investments

For the three months ended November 30, 2015, our investments had net unrealized appreciation of $0.8 million versus net unrealized depreciation of $2.0 million for the three months ended November 30, 2014. For the nine months ended November 30, 2015, our investments had net unrealized appreciation of $0.2 million versus net unrealized depreciation of $1.7 million for the nine months ended November 30, 2014. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2015, were the following:

Nine Months ended November 30, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Elyria Foundry Company, LLC	Common Stock	9,218	3,266	(5,952)	(3,497)
Targus Group International, Inc.	First Lien Term Loan	3,589	2,232	(1,357)	(1,103)
Saratoga CLO	Other/Structured Finance Securities	13,668	15,776	2,108	1,030

The $3.5 million unrealized depreciation in our investment in Elyria Foundry Company, LLC was primarily due to a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

The $1.1 million unrealized depreciation in our investment in Targus Group International, Inc. was primarily due to a decline in earnings resulting from weakened demand in the company’s end markets

The $1.0 million unrealized appreciation in our investment in the Saratoga CLO was primarily due to the quarterly distribution and a decline in the discount rate based on prevailing market conditions.

The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2014, were the following:

Nine Months ended November 30, 2014

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
		($ in thousands)
Elyria Foundry Company, LLC.	First Lien Term Loan	$8,860	$6,020	$(2,840)	$(624)
Legacy Cabinets Holdings	Common Stock Voting A-1	221	1,468	1,247	916
Targus Holdings, Inc.	Common Stock	567	—	(567)	(730)

The $0.6 million of unrealized depreciation in our investment in Elyria Foundry Company, LLC was due to a decline in the company’s performance as a result of volume declines from key energy customers.

The $0.9 million of unrealized appreciation in our investment in Legacy Cabinets, Inc. was driven by significant fundamental growth, which increased the fair market value of the equity.

The $0.7 million of unrealized depreciation in our investment in Targus Holdings, Inc. was due to a decline in earnings resulting from weakened demand in the company’s end markets

Changes in net assets resulting from operations

For the three months ended November 30, 2015 and November 30, 2014, we recorded a net increase in net assets resulting from operations of $3.4 million and $3.4 million, respectively. Based on 5,632,011 weighted average common shares outstanding as of November 30, 2015, our per share net increase in net assets resulting from operations was $0.61 for the three months ended November 30, 2015. Based on 5,379,616 weighted average common shares outstanding as of November 30, 2014, our per share net increase in net assets resulting from operations was $0.63 for the three months ended November 30, 2014.

For the nine months ended November 30, 2015 and November 30, 2014, we recorded a net increase in net assets resulting from operations of $12.0 million and $8.3 million, respectively. Based on 5,533,094 weighted average common shares outstanding as of November 30, 2015, our per share net increase in net assets resulting from operations was $2.18 for the nine months ended November 30, 2015. Based on 5,379,616 weighted average common shares outstanding as of November 30, 2014, our per share net increase in net assets resulting from operations was $1.54 for the nine months ended November 30, 2014.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 307.4% as of November 30, 2015 and 311.7% as of February 28, 2015. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2015, we had no outstanding borrowings under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2015, we had $9.6 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2015 and February 28, 2015 was $35.3 million and $36.3 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 307.4% as of November 30, 2015 and 311.7% as of February 28, 2015.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2015, our SBIC subsidiary had $59.3 million in regulatory capital and $79.0 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of November 30, 2015, the Company sold 522,981 bonds with a principal of $13,074,525 at an average price of $25.31 for aggregate net proceeds of $12,973,084 (net of transaction costs).

At November 30, 2015 and February 28, 2015, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At November 30, 2015		At February 28, 2015
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$6,019	2.3%	$1,888	0.7%
Cash and cash equivalents, reserve accounts	21,145	7.9	18,175	7.0
Syndicated loans	14,538	5.4	18,302	7.0
First lien term loans	145,639	54.3	145,207	55.7
Second lien term loans	43,561	16.2	35,603	13.7
Unsecured notes	—	—	4,230	1.7
Structured finance securities	15,776	5.9	17,031	6.5
Equity interest	21,524	8.0	20,165	7.7

Total	$268,202	100.0%	$260,601	100.0%

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published financial statements. As of November 30, 2015, the Company purchased 2,500 shares of common stock for approximately $0.04 million pursuant to this repurchase plan. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published financial statements, to 400,000 shares of its common stock.

On January 12, 2016 the Company declared a dividend of $0.40 per share payable for the fiscal quarter ended November 30, 2015 to all stockholders of record at the close of business on February 1, 2016, with a payment date on February 29, 2016. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s dividend reinvestment plan.

On October 7, 2015 the Company declared a dividend of $0.36 per share payable on November 30, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock.

On July 8, 2015 the Company declared a dividend of $0.33 per share payable on August 31, 2015. Shareholders will had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2015:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$140,375	$—	$—	$61,375	$79,000

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $3.1 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2015 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2015 and February 28, 2015 is shown in the table below (dollars in thousands):

	As of
	November 30, 2015	February 28, 2015
Bristol Hospice, LLC	$—	$7,500
HMN Holdco, LLC	2,400	2,400
Avionte Holdings, LLC	—	1,000
Advanced Air & Heat of Florida, LLC	400	—
Knowland Technology Holdings, L.L.C	300	300

Total	$3,100	$11,200

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 28, 2015.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: January 13, 2016	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer