Form 10-K
period 2016-02-29
SARATOGA INVESTMENT CORP.
filed 2016-05-17
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2015 was approximately $58.3 million based upon a closing price of $16.32 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 16, 2016 was 5,763,780.

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

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having annual EBITDA (earnings before interest, taxes, depreciation and amortization) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. Our investment activities are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

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

As of February 29, 2016, we had total assets of $295.0 million and investments in 34 portfolio companies and an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $12.8 million as of February 29, 2016. The overall portfolio composition as of February 29, 2016 consisted of 50.9% of first lien term loans, 31.1% of second lien term loans, 4.2% of syndicated loans, 4.5% of subordinated notes of Saratoga CLO and 9.3% of common equity. As of February 29, 2016 the weighted average yield on all of our debt investments, including our investment in the subordinated notes of Saratoga CLO, was approximately 11.1%. As of February 29, 2016, approximately 99.9% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 29, 2016, was composed of $302.7 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I, Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

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

In addition, we have a wholly-owned subsidiary that is licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). See “Item 1. Business—Small Business Investment Company Regulations.” The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of our SBIC subsidiary guaranteed by the

SBA from the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the SBA.

Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our investment adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 28, 26, 29 and 19 years of experience in leveraged finance, respectively. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read since 1998. Saratoga Partners has a 29-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

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

We pay Saratoga Investment Advisors a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of our gross assets, which includes assets purchased with borrowed funds but excludes cash and cash equivalents. As a result, Saratoga Investment Advisors will benefit as we incur debt or use leverage to purchase assets. Our board of directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur.

In addition to the base management fee, we pay Saratoga Investment Advisors an incentive fee, which consists of two parts. First, we pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which, our pre-incentive fee income does not exceed a fixed “hurdle rate” of 1.875% per quarter (7.5% annualized); and

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.344%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our investment adviser was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter (7.5% annualized) without any catch-up provision; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter (9.376% annualized) is payable to the investment adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the investment adviser).

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

We have also entered into a separate administration agreement with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The administration agreement has an initial term of two years from its effective date of July 30, 2010, with automatic one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by us thereunder to $1.3 million for the additional one-year term. Under the administration agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the administration agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the administration agreement.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 29, 2016, 40.0% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, 60.0% of our debt investments at February 29, 2016, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

In January 2008, we purchased for $30.0 million all of the outstanding subordinated notes of Saratoga CLO, a collateralized loan obligation fund managed by us that invests primarily in leveraged loans. As of February 29, 2016, the Saratoga CLO portfolio consisted of $302.7 million in aggregate principal amount of primarily senior secured first lien term loans to 168 obligors with an average obligor exposure of $1.7 million and $2.3 million in uninvested cash. The weighted average maturity of the portfolio is 4.59 years.

Prospective portfolio company characteristics

Our investment adviser generally selects portfolio companies with one or more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well-constructed balance sheets, supported by sustainable enterprise values;

•	reasonable debt-to-cash flow multiples;

•	industry leadership with competitive advantages and sustainable market shares and growth prospects in attractive and healthy sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

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

Valuation process

We account for our investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as approved in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our consolidated financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors.

Our investment in the subordinated notes of Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for Saratoga CLO’s valuation. The Intex cash flow models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows from our investment in Saratoga CLO) to perform a discounted cash flow analysis on expected future cash flows from our investment in Saratoga CLO to determine a valuation for the subordinated notes of Saratoga CLO held by us.

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

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders, and have subsequently made distributions under this new policy. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2015 calendar year, we made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2016 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2016, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been an overall reduction in the amount of debt capital available on average since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a somewhat less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing is more difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationship than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to the investment professionals of Saratoga Investment Advisors to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

For additional information concerning the competitive risks we face, please see Part I. Item 1A. “Risk Factors—We operate in a highly competitive market for investment opportunities.”

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

The Management Agreement will, unless terminated as described above, continue in effect from year to year so long as it is approved at least annually by (i) the vote of the board of directors, or by the vote of stockholders holding a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not parties to the Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any party to such agreement, in accordance with the requirements of the 1940 Act.

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

Administration Agreement

Pursuant to a separate administration agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the administration agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the administration agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The administration agreement may be terminated by either party without penalty upon 60 days written notice to the other party. The amount payable by us under the administration agreement was initially capped at $1.0 million for each annual term of the agreement. On July 8, 2015, our board of directors approved the renewal of the administration agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by us thereunder to $1.3 million for the additional one-year term.

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

Significant managerial assistance to portfolio companies

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any indebtedness and senior securities remain outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

We may in the future submit an application for exemptive relief to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with affiliates of Saratoga Investment Advisors where such investment is consistent with the investment objective, investment positions, investment policies, investment strategies, investment restrictions, regulatory requirements and other pertinent factors applicable to us. However, there is no assurance that any application for exemptive relief, if made, would be granted by the SEC.

Small Business Investment Company Regulations

On March 28, 2012, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA.

The SBIC license allows our SBIC LP subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350.0 million in SBA-guaranteed debentures when they have at least $175.0 million in combined regulatory capital.

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate our second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

As of February 29, 2016, our SBIC LP subsidiary had $75.0 million in regulatory capital and $103.7 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC LP subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

Our SBIC LP subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The SBA, as a creditor, will have a superior claim to our SBIC LP subsidiary’s assets over our stockholders in the event we liquidate our SBIC LP subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC LP subsidiary upon an event of default.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set forth below are the principal risks with respect to the Company generally and with respect to business development companies, they may not be the only risks we face. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related to Our Business and Structure

Market volatility and the condition of the debt and equity capital markets could negatively impact our financial condition and stock price.

Beginning in 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. If market conditions similar to these were to recur, our assets could experience a similar decline in value, among other negative impacts to the company.

Since 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. However, the global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of periodic uncertainty regarding the U.S. federal budget, the instability in the geopolitical environment in many parts of the world, sovereign debt conditions in Europe and other disruptions may continue to put pressure on economic conditions in the U.S. and abroad.

We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

Saratoga Investment Advisors is entitled to incentive fees for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, but net of operating expenses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income, for incentive compensation purposes, excludes realized and unrealized capital gains or losses that we may incur in the fiscal quarter, even if such capital gains or losses result in a net gain or loss on our consolidated statements of operations for that quarter. Thus, we may be required to pay Saratoga Investment Advisors incentive fees for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

The base management fee we pay to Saratoga Investment Advisors may induce it to increase our leverage, which may be contrary to our interest.

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

As of February 29, 2016, there was no outstanding balance under the Credit Facility. As of February 29, 2016, we had issued $103.7 million SBA-guaranteed debentures and $61.8 million of the Notes. We may incur additional indebtedness in the future, including, but not limited to, up to an additional $45.0 million under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We face cyber-security risks.

We depend heavily upon secure information technology systems to perform necessary business functions. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

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

As a business development company, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the indenture governing the Notes not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future.

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

We intend to maintain our qualification as a RIC under the Code. As a RIC, we do not pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain source of income, distribution and asset diversification requirements.

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

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

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

Because we have elected to be treated as a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or investment adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from adding to our investment portfolio, cause us to receive a reduced level of interest income from our portfolio companies and/or reduce the fair market value of our investments. Any of the foregoing events could adversely affect our distributable income and have a material adverse effect on our operating results.

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

Our financial condition and results of operations depend on our ability to manage future investments effectively.

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

We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause the net asset value of our common stock to decline.

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

At February 29, 2016, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $12.8 million and constituted 4.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2016, was composed of $302.7 million in aggregate principal amount of primarily senior secured first lien term loans and $2.3 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

As the manager of the portfolio of Saratoga CLO, we will have some ability to direct the composition of the portfolio, but our discretion is limited by the terms of the debt issued by Saratoga CLO which may limit our ability to make investments that we feel are in the best interests of the subordinated notes, and the availability of suitable investments. The performance of Saratoga CLO’s portfolio is also subject to many of the same risks sets forth in this Annual Report with respect to portfolio investments in leveraged loans.

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $302.7 million aggregate principal amount of debt, as of February 29, 2016 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO, including the holders of $302.7 million aggregate principal amount of debt, as of February 29, 2016 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

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

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will fully hedge against these risks or that such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not entirely related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

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

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon. Although our management determined that our internal control over financial reporting was effective at February 29, 2016 (the last date that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion. Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year. If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

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

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, accounting pronouncements or tax rules, particularly with respect to RICs, BDCs or SBICs;

•	loss of RIC qualification;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of any of Saratoga Investment Advisors’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; or

•	loss of a major funding source.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

As a BDC for 1940 Act purposes and a RIC for U.S. federal income tax purposes, we intend to make distributions out of assets legally available for distribution to our stockholders once such distributions are authorized by our board of directors and declared by us. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or periodically increase our dividend rate. In addition, due to the asset coverage test that is applicable to us as a BDC, and provisions contained in the agreements governing our borrowings, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. We do not currently have stockholder approval of issuances below net asset value.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or they have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness, including indebtedness under the Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 29, 2016, there was no outstanding balance under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 29, 2016, we had $103.7 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

The Notes are listed on the NYSE under the symbol ‘‘SAQ”. We cannot provide any assurances that an active trading market will develop or be maintained for the Notes or that you will be able to sell your Notes. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters involved in the offering of the Notes have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock is traded on the New York Stock Exchange under the symbol “SAR.” Prior to July 30, 2010, our common stock traded on the New York Stock Exchange under the symbol “GNV.” The following table sets forth, for the two most recent fiscal years and the current fiscal year, the net asset value (“NAV”) at each period end and the range of high and low sales prices of our common stock as reported on the New York Stock Exchange. The net asset value per share and high and low sales prices listed below reflect the 1:10 reverse stock split that occurred on August 12, 2010.

Fiscal Year ended February 28, 2015	NAV(1)		High	Low
First Quarter	$21.41		$15.91	$15.05
Second Quarter	$22.00		$16.26	$15.15
Third Quarter	$22.45		$16.32	$15.00
Fourth Quarter	$22.70		$15.84	$14.44

Fiscal Year ended February 29, 2016	NAV(1)		High	Low
First Quarter	$22.75		$17.95	$15.28
Second Quarter	$22.42		$17.68	$15.56
Third Quarter	$22.59		$16.65	$14.92
Fourth Quarter	$22.06		$15.93	$13.50

Fiscal Year ending February 28, 2017	NAV(1)		High	Low
First Quarter through May 16, 2016	$	*	$16.84	$14.03

*	Not determinable at the time of filing.
(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, and February 29, 2012. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected consolidated financial data included in this Form 10-K.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below its NAV as reported in our then most recently published consolidated financial statements. As shown in the table below, as of February 29, 2016, we had purchased 25,417 shares of common stock pursuant to this repurchase plan. On October 7, 2015, our board of directors extended the open market share repurchase plan for another year and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in our then most recently published consolidated financial statements, to 400,000 shares of our common stock.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	—	—	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583

Total	25,417	$14.03

Holders

The last reported price for our common stock on May 16, 2016 was $16.25 per share. As of May 16, 2016, there were 20 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	$3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total Dividends Declared for Fiscal 2011			$4.40

November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total Dividends Declared for Fiscal 2012			$3.00

November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)

Total Dividends Declared for Fiscal 2013			$4.25

October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)

Total Dividends Declared for Fiscal 2014			$2.65

September 24, 2014	October 30, 2014	November 28, 2014	$0.18	(1)
September 24, 2014	January 29, 2015	February 27, 2015	$0.22	(1)

Total Dividends Declared for Fiscal 2015			$0.40

April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	(1)
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	(1)
October 7, 2015	November 2, 2015	November 30, 2015	$0.36	(1)
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	(1)

Total Dividends Declared for Fiscal 2016			$2.36

(1)	This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

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

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act, subject to certain exceptions, or that violate our debt covenants.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2015 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2016 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2016, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 29, 2016, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows us to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements. As of February 29, 2016, we purchased 25,417 shares of common stock, at the average price of $14.03, for approximately $0.4 million pursuant to this repurchase plan. On October 7, 2015, the our board of directors extended the open market share repurchase plan for another year and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of our common stock.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share payable on April 27, 2016, to common stockholders of record on April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share payable on February 29, 2016, to all stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,764 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share payable on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share payable on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share payable on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share payable on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share payable on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 29, 2016. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We purchased 25,417 shares of our common stock in the open market during the year ended February 29, 2016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data for the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013, and February 29, 2012 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, and February 29, 2012. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	Year Ended February 29, 2016	Year Ended February 28, 2015	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012
Consolidated Statements of Operations Data:
Investment income:
Interest	$26,871	$24,684	$20,179	$14,444	$11,254
Management fee and other income	3,179	2,691	2,714	2,563	2,258

Total investment income	30,050	27,375	22,893	17,007	13,512

Expenses:
Interest and debt financing expenses	8,456	7,375	6,084	2,540	1,298
Base management and incentive management fees(1)	6,761	6,704	4,266	4,710	3,339
Administrator expenses	1,175	1,000	1,000	1,000	1,000
Administrative and other	2,866	2,328	2,669	2,287	2,638
Excise tax expense	114	294	—	—	—

Total expenses	19,372	17,701	14,019	10,537	8,275

Net investment income	10,678	9,674	8,874	6,470	5,237

Realized and unrealized gain (loss) on investments and derivatives:
Net realized gain (loss) from investments and derivatives	226	3,276	1,271	562	(12,186)
Net change in unrealized appreciation (depreciation) on investments and derivatives	741	(1,943)	(1,648)	7,012	19,760

Total net gain (loss) on investments and derivatives	967	1,333	(377)	7,574	7,574

Net increase in net assets resulting from operations	$11,645	$11,007	$8,497	$14,044	$12,811

	Year Ended February 29, 2016	Year Ended February 28, 2015	Year Ended February 28, 2014	Year Ended February 28, 2013	Year Ended February 29, 2012
Per Share:
Earnings per common share—basic and diluted(2)	$2.09	$2.04	$1.73	$3.42	$3.73
Net investment income per share—basic and diluted(2)	$1.91	$1.80	$1.80	$1.57	$1.52
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$0.18	$0.24	$(0.07)	$1.85	$2.21
Dividends declared per common share (3)	$2.36	$0.40	$2.65	$4.25	$3.00
Dilutive impact of dividends paid in stock on net asset value per share (4)	$(0.37)	$(0.02)	$(0.71)	$(1.40)	$(1.99)
Net asset value per share	$22.06	$22.70	$21.08	$22.71	$24.94
Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$283,996	$240,538	$205,845	$155,080	$95,360
Total assets (5)	295,047	263,560	215,168	172,321	124,291
Total debt outstanding (5)	160,749	132,117	94,291	58,210	18,801
Total net assets	125,150	122,599	113,428	107,438	96,689
Net asset value per common share	$22.06	$22.70	$21.08	$22.71	$24.94
Common shares outstanding at end of year	5,672,227	5,401,899	5,379,616	4,730,116	3,876,661
Other Data:
Investments funded	$109,191	$104,872	$121,074	$71,596	$38,679
Principal collections related to investment repayments or sales	$68,174	$73,257	$71,607	$21,488	$33,568
Number of investments at year end	59	64	60	47	33
Weighted average yield of income producing debt investments—Non-control/non-affiliate	10.82%	10.63%	10.62%	11.26%	11.88%
Weighted average yield on income producing debt investments—Control	16.40%	25.22%	18.55%	27.11%	20.17%

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.
(2)	For the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013, and February 29, 2012 amounts are calculated using weighted average common shares outstanding of 5,582,453, 5,385,049, 4,920,517, 4,110,484, and 3,434,345, respectively.
(3)	Calculated using the shares outstanding at the ex-dividend date.
(4)	Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock and Distributions—Dividend Policy.”
(5)	As described in Note 2 to the consolidated financial statements and notes thereto, the Company has adopted the provisions of ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as of February 28, 2015. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts for the years ended February 28, 2014, February 28, 2013, and February 29, 2012 were reclassified to conform to the current period presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A. “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the Small Business Administration (“SBA”).

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

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of February 29, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by SIA and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Pursuant to the investment advisory and management agreement that we had with GSCP (NJ), L.P., our former investment adviser and administrator, we had agreed to pay GSCP (NJ), L.P. as investment adviser a quarterly base management fee of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters and an incentive fee.

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

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact the adoption of this standard has on our consolidated financial statements and disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management does not believe these changes will have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management does not believe these changes will have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 29, 2016	At February 28, 2015	At February 28, 2014
	($ in millions)	($ in millions)	($ in millions)
Number of investments(1)	59	63	59
Number of portfolio companies(1)	34	34	37
Average investment size(1)	$4.6	$3.5	$3.2
Weighted average maturity(1)	3.8yrs	3.7yrs	4.3yrs
Number of industries(1)	11	14	16
Average investment per portfolio company(1)	$8.0	$6.6	$5.0
Non-performing or delinquent investments(1)	$0.0	$0.0	$0.3
Fixed rate debt (% of interest bearing portfolio)(2)	$97.9(40.0)%	$82.5(40.6)%	$70.6(40.1)%
Weighted average current coupon(2)	11.5%	12.0%	12.5%
Floating rate debt (% of interest bearing portfolio)(2)	$146.8(60.0)%	$120.8(59.4)%	$105.4(59.9)%
Weighted average current spread over LIBOR(2)	9.1%	8.7%	7.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in equity interests.

During the fiscal year ended February 29, 2016, we invested $109.2 million in new or existing portfolio companies and had $68.2 million in aggregate amount of exits and repayments resulting in net investments of $41.0 million for the year.

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

Our portfolio composition at February 29, 2016, February 28, 2015 and February 28, 2014 at fair value was as follows:

Portfolio composition

	At February 29, 2016		At February 28, 2015		At February 28, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	4.2%	8.2%	7.6%	6.2%	15.7%	6.2%
First lien term loans	50.9	10.6	60.3	11.0	53.6	11.5
Second lien term loans	31.1	11.5	14.8	11.2	13.5	11.1
Unsecured notes	—	—	1.8	13.7	2.7	15.2
Saratoga CLO subordinated notes	4.5	16.4	7.1	25.2	9.5	18.6
Equity interests	9.3	N/A	8.4	N/A	5.0	N/A

Total	100.0%	11.1%	100.0%	11.8%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 29, 2016, February 28, 2015 and February 28, 2014 was composed of $302.7 million, $296.9 million and $301.3 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 29, 2016, $283.3 million or 99.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.8 million. At February 28, 2015, $291.6 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.7 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

The CMR distribution of our investments at February 29, 2016 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At February 29, 2016		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$240,623	84.7%	$191,606	79.7%
Yellow	4,058	1.4	11,635	4.8
Red	8	0.0	101	0.0
N/A(1)	39,307	13.9	37,196	15.5

Total	$283,996	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at February 29, 2016 and February 28, 2015 was as follows:

Portfolio CMR distribution

	At February 29, 2016		At February 28, 2015
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$251,570	88.3%	$278,769	94.4%
Yellow	31,752	11.1	12,875	4.4
Red	1,331	0.5	2,978	1.0
N/A(1)	192	0.1	617	0.2

Total	$284,845	100.0%	$295,239	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 29, 2016 and February 28, 2015:

	At February 29, 2016		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$88,596	31.2%	$52,128	21.7%
Consumer Services	43,109	15.2	24,169	10.0
Software as a Service	39,187	13.8	53,525	22.3
Healthcare Services	24,635	8.7	20,641	8.6
Media	16,574	5.8	15,026	6.2
Automotive Aftermarket	14,707	5.2	10,980	4.6
Structured Finance (1)	12,828	4.5	17,031	7.1
Education	10,694	3.8	101	0.0
Metals	10,526	3.7	15,262	6.3
Food and Beverage	9,131	3.2	10,348	4.3
Consumer Products	7,642	2.7	9,239	3.9
Building Products	6,367	2.2	3,436	1.4
Electronics	—	—	6,667	2.8
Publishing	—	—	1,985	0.8

Total	$283,996	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 29, 2016 and February 28, 2015:

	At February 29, 2016		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$37,308	13.1%	$42,751	14.5%
Healthcare & Pharmaceuticals	28,339	9.9	35,341	11.9
Chemicals/Plastics	24,714	8.7	25,758	8.7
Retailers (Except Food and Drugs)	18,898	6.6	22,026	7.4
Financial Intermediaries	13,559	4.8	10,806	3.7
Aerospace and Defense	12,580	4.4	7,287	2.5
Industrial Equipment	11,777	4.1	15,290	5.2
Conglomerate	11,770	4.1	19,928	6.7
Telecommunications	11,364	4.0	6,675	2.3
Banking, Finance, Insurance & Real Estate	10,175	3.6	—	—
High Tech Industries	9,451	3.3	—	—
Electronics/Electric	9,342	3.3	12,904	4.4
Leisure Goods/Activities/Movies	8,009	2.8	12,629	4.3
Technology	7,774	2.7	1,008	0.3
Utilities	6,975	2.4	6,281	2.1
Food Services	5,944	2.1	5,886	2.0
Food Products	5,694	2.0	5,856	2.0
Automotive	5,470	1.9	6,650	2.2
Lodging and Casinos	4,958	1.8	5,826	2.0
Media	4,768	1.7	2,004	0.7
Insurance	4,712	1.7	5,425	1.8
Containers/Glass Products	4,168	1.5	4,313	1.5
Cable and Satellite Television	3,557	1.2	2,646	0.9
Publishing	3,029	1.1	5,627	1.9
Drugs	2,873	1.0	10,091	3.4
Construction & Building	2,869	1.0	—	—
Food/Drug Retailers	2,737	1.0	5,861	2.0
Brokers/Dealers/Investment Houses	2,618	0.9	4,832	1.6
Oil & Gas	2,273	0.8	6,070	2.1
Hotel, Gaming and Leisure	1,917	0.7	—	—
Nonferrous Metals/Minerals	1,505	0.5	1,835	0.6
Broadcast Radio and Television	1,258	0.4	467	0.2
Beverage, Food & Tobacco	984	0.3	—	—
Environmental Industries	732	0.3	250	0.1
Services: Consumer	496	0.2	—	—
Building and Development	248	0.1	485	0.2
Telecommunications/Cellular	—	—	2,431	0.8

Total	$284,845	100.0%	$295,239	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 29, 2016 and February 28, 2015. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 29, 2016		At February 28, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$108,661	38.3%	$92,069	38.3%
Midwest	57,553	20.3	55,767	23.2
Northeast	52,875	18.6	34,412	14.3
Southwest	25,535	9.0	—	—
West	24,544	8.6	40,259	16.7
Other(1)	12,828	4.5	17,031	7.1
International	2,000	0.7	1,000	0.4

Total	$283,996	100.0%	$240,538	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 are as follows:

	For the Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
	($ in thousands)
Total investment income	$30,050	$27,375	$22,893
Total expenses	19,372	17,701	14,019

Net investment income	10,678	9,674	8,874
Net realized gains	226	3,276	1,271
Net unrealized appreciation (depreciation) on investments	741	(1,943)	(1,648)

Net increase in net assets resulting from operations	$11,645	$11,007	$8,497

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the year ended February 28, 2014. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

Investment income

The composition of our investment income for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 are as follows:

	February 29, 2016	February 28, 2015	February 28, 2014
	($ in thousands)
Interest from investments	$26,871	$24,684	$20,179
Management fee income	1,495	1,520	1,775
Interest from cash and cash equivalents and other income	1,684	1,171	939

Total	$30,050	$27,375	$22,893

For the fiscal year ended February 29, 2016, total investment income increased $2.7 million, or 9.8% compared to the fiscal year ended February 28, 2015. Interest income from investments increased $2.2 million, or 8.9%, to $26.9 million for the year ended February 29, 2016 from $24.7 million for the fiscal year ended February 28, 2015. This reflects an increase of 18.1% in total investments to $284.0 million at February 29, 2016 from $240.5 million at February 28, 2015, offset by the weighted average current coupon reducing from 12.0% to 11.5%.

For the fiscal year ended February 28, 2015, total investment income increased $4.5 million, or 19.6% compared to the fiscal year ended February 28, 2014. Interest income from investments increased $4.5 million, or 22.3%, to $24.7 million for the year ended February 28, 2015 from $20.2 million for the fiscal year ended February 28, 2014. This reflects an increase of 16.9% in total investments to $240.5 million at February 28, 2015 from $205.8 million at February 28, 2014, offset by the weighted average current coupon reducing from 12.5% to 12.0%.

For the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, total PIK income was $1.0 million, $1.2 million, and $0.9 million, respectively.

The Saratoga CLO was refinanced in October 2013. As a result, proceeds from principal payments in the loan portfolio of Saratoga CLO must now be used to paydown its outstanding notes. Thus, the management fee income and investment income that we receive from Saratoga CLO has declined from historical periods, decreasing $0.03 million or 1.7% to $1.5 million and $0.3 million or 14.3% to $1.5 million, for the years ended February 29, 2016 and February 28, 2015, respectively.

Operating expenses

The composition of our operating expenses for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 are as follows:

Operating Expenses

	February 29, 2016	February 28, 2015	February 28, 2014
	($ in thousands)
Interest and debt financing expenses	$8,456	$7,375	$6,084
Base management fees	4,529	4,157	3,327
Professional fees	1,336	1,302	1,212
Incentive management fees	2,232	2,548	939
Administrator expenses	1,175	1,000	1,000
Insurance	331	337	443
Directors fees and expenses	204	210	204
Excise tax expense	114	294	—
General & administrative and other expenses	995	478	810

Total expenses	$19,372	$17,701	$14,019

For the year ended February 29, 2016, total operating expenses increased $1.7 million, or 9.4% compared to the year ended February 28, 2015. For the year ended February 28, 2015, total operating expenses increased $3.7 million, or 26.3% compared to the year ended February 28, 2014.

For the years ended February 29, 2016 and February 28, 2015, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior years, with increased levels of outstanding SBA debentures, as well as the notes payable being outstanding for the full year ended February 29, 2016, and additional notes being issued during this year. The Credit Facility decreased from $9.6 million outstanding at February 28, 2015 to $0.0 million at February 29, 2016, while our SBA debentures increased from $79.0 million to $103.7 million. The notes increased from $48.3 million outstanding to $61.8 million outstanding for these same periods. For the year ended February 29, 2016, the weighted average interest rate on our outstanding indebtedness was 4.91% compared to 4.95% for the fiscal year ended February 28, 2015 and 5.35% for the fiscal year ended February 28, 2014. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate but now make up a higher proportion of our overall debt, increasing from 57.7% of overall debt as of February 28, 2015 to 62.7% as of February 29, 2016.

For the year ended February 29, 2016, base management fees increased $0.4 million, or 8.9% compared to the fiscal year ended February 28, 2015. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $246.5 million as of February 28, 2015 to $266.3 million as of February 29, 2016. For the year ended February 28, 2015, base management fees increased $0.8 million, or 25.0% compared to the fiscal year ended February 28, 2014. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $209.2 million to $246.5 million as of February 28, 2014 and 2015, respectively.

For the year ended February 29, 2016, professional fees increased $0.03 million, or 2.7% compared to the fiscal year ended February 28, 2015. For the year ended February 28, 2015, professional fees increased $0.09 million, or 7.4% compared to the fiscal year ended February 28, 2014.

For the year ended February 29, 2016, incentive management fees decreased $0.3 million, or 12.4% compared to the fiscal year ended February 28, 2015. The first part of the incentive management fees increased this year, as higher total assets has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the year ended February 29, 2016, incentive management fees in total were more than offset as the incentive management fees related to capital gains changed from a $0.3 million increase in expense to a $0.05 million decrease in expense compared to the fiscal year ended February 28, 2015. For the year ended February 28, 2015, incentive management fees increased $1.6 million, or 171.4% compared to the fiscal year ended February 28, 2014. The increase in incentive management fees is primarily attributable to an increase in accrued incentive fees this year, as higher total assets has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, for the year ended February 28, 2015, the incentive management fees related to capital gains changed from a $0.07 million reduction of expense to a $0.3 million increase in expense compared to the fiscal year ended February 28, 2014.

As discussed above, the increase in interest and debt financing expenses for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior years. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00%, 6.75% and 7.50%, respectively. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.12%, 2.93% and 3.03%, respectively.

Net realized gains/(losses) on sales of investments

For the fiscal year ended February 29, 2016, the Company had $68.2 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2016 were as follows (dollars in thousands):

Fiscal year ended February 29, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
Network Communications, Inc.	Common Stock	$3,206	$—	$3,206
Targus Holdings, Inc.	Unsecured Note	—	(2,054)	(2,054)
Targus Holdings, Inc.	First Lien Term Loan	—	(1,172)	(1,172)
Targus Holdings, Inc.	Common Stock	—	(567)	(567)

The $3.2 million of realized gain on our investments in Network Communications, Inc. is due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.The $3.8 million realized loss in our investments in Targus Holdings, Inc. was due to a restructuring that occurred during the quarter, resulting in the elimination of our former Unsecured Note and common equity, accompanied by a conversion of our prior first lien term loan in to a new equity.

For the fiscal year ended February 28, 2015, the Company had $73.3 million of sales, repayments, exits or restructurings resulting in $3.3 million of net realized gains. The most significant realized gains during the year ended February 28, 2015 were as follows (dollars in thousands):

Fiscal year ended February 28, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
Community Investors, Inc.	Term Loan A Senior Facility	$6,983	$6,886	$97
HOA Restaurant GP/Finance	Senior Secured Notes	4,225	3,938	287
USS Parent Holding Corp	Non Voting Common Stock	248	133	115
USS Parent Holding Corp	Voting Common Stock	5,650	3,026	2,624

For the fiscal year ended February 28, 2014, the Company had $71.6 million of sales, repayments, exits or restructurings resulting in $1.3 million of net realized gains. The most significant realized gains during the year ended February 28, 2014 were as follows (dollars in thousands):

Fiscal year ended February 28, 2014

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain/ (Loss)
Penton Media, Inc.	First Lien Term Loan	$4,887	$4,681	$206
Sourcehov, LLC	Second Lien Term Loan	3,030	2,659	371
Worldwide Express Operations, LLC	Warrants	128	—	128

Net unrealized appreciation/depreciation on investments

For the year ended February 29, 2016, our investments had net unrealized appreciation of $0.7 million versus net unrealized depreciation of $1.9 million for the year ended February 28, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 29, 2016, were the following (dollars in thousands):

Fiscal year ended February 29, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Take 5 Oil Change, LLC	Common Stock	$481	$6,235	$5,754	$4,762
Targus Holdings, Inc.	Unsecured Notes	—	—	—	2,054
Elyria Foundry Company, LLC	Common Stock	9,217	2,026	(7,191)	(4,735)

The $4.8 million of change in unrealized appreciation in our investment in Take 5 Oil Change, LLC was driven by a transaction with a strategic acquirer.

The $2.1 million of change in unrealized appreciation in our investment in Targus Holdings, Inc. was due to a restructuring that occurred during the quarter, resulting in the elimination of our former Unsecured Note. In realizing this loss as a result of the restructuring, unrealized depreciation was adjusted to zero which resulted in a $2.1 million change in unrealized appreciation for the year.

The $4.7 million change in unrealized depreciation in our investment in the Elyria Foundry Company, LLC was primarily due to a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

For the year ended February 28, 2015, our investments had net unrealized depreciation of $1.9 million versus net unrealized depreciation of $1.6 million for the year ended February 28, 2014. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2015, were the following (dollars in thousands):

Fiscal year ended February 28, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Legacy Cabinets, Inc.	Common—Voting A-1	$221	$1,493	$1,272	$941
Targus Holdings, Inc.	Common	567	—	(567)	(730)
Saratoga CLO	Other/Structured Finance Securities	15,953	17,031	1,078	(1,935)

For the year ended February 28, 2014, our investments had a decrease in net unrealized depreciation of $1.6 million versus an increase in net unrealized appreciation of $7.0 million for the year ended February 28, 2013. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 28, 2014, were the following (in thousands):

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

Changes in net assets resulting from operations

For the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recorded a net increase in net assets resulting from operations of $11.6 million, $11.0 million and $8.5 million, respectively. Based on 5,582,453 weighted average common shares outstanding as of February 29, 2016, our per share net increase in net assets resulting from operations was $2.09 for the fiscal year ended February 29, 2016. This compares to a per share net increase in net assets resulting from operations of $2.04 for the fiscal year ended February 28, 2015 (based on 5,385,049 weighted average common shares outstanding as of February 28, 2015), and a per share net increase in net assets resulting from operations of $1.73 for the fiscal year ended February 28, 2014 (based on 4,920,517 weighted average common shares outstanding as of February 28, 2014).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 302.5% as of February 29, 2016 and 311.7% as of February 28, 2015. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 29, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2015, we had $9.6 million outstanding under the Credit Facility and $79.0 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 29, 2016 and February 28, 2015 was $21.8 million and $36.3 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 302.5% and 311.7% for the years ended February 29, 2016 and February 28, 2015, respectively.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 29, 2016, our SBIC subsidiary had $75.0 million in regulatory capital and $103.7 million SBA-guaranteed debentures outstanding.

We received exemptive relief from the Securities and Exchange Commission to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of February 29, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

At February 29, 2016 and February 28, 2015, the fair value of investments, cash and cash equivalents and cash and cash equivalents, securitization accounts were as follows:

	At February 29, 2016		At February 28, 2015
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$2,440	0.8%	$1,888	0.7%
Cash and cash equivalents, securitization accounts	4,595	1.6	18,175	7.0
Syndicated loans	11,868	4.1	18,302	7.0
First lien term loans	144,643	49.7	145,207	55.7
Second lien term loans	88,178	30.3	35,603	13.7
Unsecured notes	—	—	4,230	1.7
Structured finance securities	12,828	4.4	17,031	6.5
Equity Interest	26,479	9.1	20,165	7.7

Total	$291,031	100.0%	$260,601	100.0%

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements. As of February 29, 2016, we purchased 25,417 shares of common stock, at the average price of $14.03, for approximately $0.4 million pursuant to this repurchase plan. On October 7, 2015, the our board of directors extended the open market share repurchase plan for another year and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of our common stock.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share payable on April 27, 2016, to common stockholders of record on April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share payable on February 29, 2016, to common stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,764 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share payable on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share payable on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share payable on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share payable on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 29, 2016 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of February 29, 2016 and February 28, 2015 is shown in the table below (dollars in thousands):

	As of
	February 29, 2016	February 28, 2015
Avionte Holdings, LLC	$1,000	$1,000
Identity Automation	1,000	—
Bristol Hospice, LLC	—	7,500
HMN Holdco, LLC	—	2,400
Knowland Technology Holdings, L.L.C.	—	300

Total	$2,000	$11,200

On July 8, 2015, our board of directors, including a majority of the independent directors, approved the annual continuation of our investment advisory and management agreement with Saratoga Investment Advisors, LLC. Our board of directors also approved the renewal of the administration agreement with Saratoga Investment Advisors, LLC for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by us thereunder to $1.3 million for the additional one-year term.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR. At February 29, 2016, we had $165.5 million of borrowings outstanding, of which 62.7% is floating.

We have analyzed the potential impact of changes in interest rates on interest income from investments net of interest expense on the Credit Facility. Assuming that our investments as of February 29, 2016 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $0.4 million to our interest income net of interest expense.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the statements of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in LIBOR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1. In addition, the Financial Statements of Saratoga Investment Corp. CLO 2013-1, Ltd. are annexed to this Annual Report beginning on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2016.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	56	Chairman of the Board and Chief Executive Officer	2010	2018
Michael J. Grisius	52	President and Director	2011	2017
Independent Directors
Steven M. Looney	66	Director	2007	2016
Charles S. Whitman III	74	Director	2007	2016
G. Cabell Williams	62	Director	2007	2017

Christian L. Oberbeck—Mr. Oberbeck has over 28 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chief Executive Officer of the Company. Mr. Oberbeck also served as our President until February 2014.

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

Michael J. Grisius—Mr. Grisius has over 25 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is also a Senior Manager, Director of Farragut Capital Partners which is a Chevy Chase, Maryland based Mezzanine Fund. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23 year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, COO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the Board of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, COO and Managing Director.

Executive Officer Who Is Not also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Henri J. Steenkamp	40	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp— Mr. Steenkamp, 40 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 29, 2016.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 29, 2016:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	—	—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$71,000	$71,000
Charles S. Whitman III	$68,000	$68,000
G. Cabell Williams	$68,000	$68,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year 2016, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 16, 2016, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 5,763,780 shares of common stock outstanding as of May 16, 2016. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,641,151	(1)	28.5%
Michael J. Grisius	130,189		2.3%
Executive Officer
Henri J. Steenkamp	3,769		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	2,204		*
G. Cabell Williams	36,157		*
All Directors and Executive Officers as a Group	1,815,978		31.5%

Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	584,640		10.1%
Elizabeth Oberbeck(3)	744,183		12.9%
Thomas V. Inglesby	321,576		5.6%

*	Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 34.0% of the ownership of SAR.

(1)	Includes 511,006 shares of common stock directly held by Mr. Oberbeck, 183,525 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 202,437 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck and 744,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.
(2)	Based on information included in Amendment No. 5 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 12, 2016. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830
(3)	Based on information included in Amendment No. 3 to Schedule 13D filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into a Management Agreement with Saratoga Investment Advisors, LLC. We have also entered into a license agreement with Saratoga Investment Advisors, LLC, pursuant to which Saratoga Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Saratoga.” In addition, pursuant to the terms of the administration agreement, Saratoga Investment Advisors, LLC provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Oberbeck, our chief executive officer, is the primary investor in and controls Saratoga Investment Advisors, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 29, 2016 and February 28, 2015, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 29, 2016	Fiscal Year Ended February 28, 2015
Audit Fees	$642,080	$513,710
Audit Related Fees	27,000	26,000
Tax Fees	38,870	37,000
All Other Fees	—	—

Total Fees	$707,950	$576,710

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual consolidated financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly consolidated financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 29, 2016 and February 28, 2015

Consolidated Statements of Operations for the years ended February 29, 2016, February 28, 2015 and February 28, 2014

Consolidated Schedules of Investments as of February 29, 2016 and February 28, 2015

Consolidated Statements of Changes in Net Assets for the years ended February 29, 2016, February 28, 2015 and February 28, 2014

Consolidated Statements of Cash Flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Form of Dividend Reinvestment Plan (incorporated by reference to Amendment No. 2 to the Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on January 12, 2007).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (Filed as Exhibit A to First Supplemental Indenture referred to in Exhibit 4.5).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

Exhibit Number	Description

10.9	Indenture, dated as of October 17, 2013, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.11	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.12	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to the registrant’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 17, 2016	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 17, 2016

/s/ MICHAEL J. GRISIUS Michael J. Grisius	Member of the Board of Directors	May 17, 2016

/s/ HENRI J. STEENKAMP Henri J. Steenkamp	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 17, 2016

/s/ STEVEN M. LOONEY Steven M. Looney	Member of the Board of Directors	May 17, 2016

/s/ CHARLES S. WHITMAN III Charles S. Whitman III	Member of the Board of Directors	May 17, 2016

/s/ G. CABELL WILLIAMS Cabell Williams	Member of the Board of Directors	May 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saratoga Investment Corp.

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the entity’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of February 29, 2016, by correspondence with the custodian, debt agents and lenders. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 29, 2016 and February 28, 2015, and the consolidated results of its operations, changes in its net assets and its cash flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

New York, New York

May 17, 2016

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 29, 2016	February 28, 2015
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $268,145,090 and $222,505,383, respectively)	$271,168,186	$223,506,589
Control investments (cost of $13,030,751 and $15,953,001, respectively)	12,827,980	17,031,146

Total investments at fair value (amortized cost of $281,175,841 and $238,458,384, respectively)	283,996,166	240,537,735
Cash and cash equivalents	2,440,277	1,888,158
Cash and cash equivalents, reserve accounts	4,594,506	18,175,214
Interest receivable, (net of reserve of $728,519 and $309,498, respectively)	3,195,919	2,469,398
Management fee receivable	170,016	171,913
Other assets	350,368	317,637
Receivable from unsettled trades	300,000	—

Total assets	$295,047,252	$263,560,055

LIABILITIES
Revolving credit facility	$—	$9,600,000
Deferred debt financing costs, revolving credit facility	(515,906)	(594,845)
SBA debentures payable	103,660,000	79,000,000
Deferred debt financing costs, SBA debentures payable	(2,493,303)	(2,340,894)
Notes payable	61,793,125	48,300,000
Deferred debt financing costs, notes payable	(1,694,586)	(1,847,564)
Dividend payable	875,599	402,200
Base management and incentive fees payable	5,593,956	5,835,941
Accounts payable and accrued expenses	908,330	835,189
Interest and debt fees payable	1,552,069	1,405,466
Due to manager	218,093	365,820

Total liabilities	$169,897,377	$140,961,313

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,672,227 and 5,401,899 common shares issued and outstanding, respectively	$5,672	$5,402
Capital in excess of par value	188,714,329	184,877,680
Distribution in excess of net investment income	(26,217,902)	(23,905,603)
Accumulated net realized loss from investments and derivatives	(40,172,549)	(40,458,088)
Accumulated net unrealized appreciation on investments and derivatives	2,820,325	2,079,351

Total net assets	125,149,875	122,598,742

Total liabilities and net assets	$295,047,252	$263,560,055

NET ASSET VALUE PER SHARE	$22.06	$22.70

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$23,165,823	$20,790,324	$15,832,083
Payment-in-kind interest income from Non-control/Non-affiliate investments	1,039,398	1,186,657	936,208
Control investments	2,665,648	2,707,230	3,410,868

Total interest income	26,870,869	24,684,211	20,179,159
Interest from cash and cash equivalents	5,420	3,801	7,932
Management fee income	1,494,779	1,520,205	1,775,141
Other income	1,679,602	1,167,144	931,513

Total investment income	30,050,670	27,375,361	22,893,745

EXPENSES
Interest and debt financing expenses	8,456,467	7,375,022	6,083,891
Base management fees	4,528,589	4,156,955	3,326,879
Professional fees	1,336,214	1,301,713	1,211,836
Administrator expenses	1,175,000	1,000,000	1,000,000
Incentive management fees	2,232,188	2,547,773	938,694
Insurance	330,867	337,335	442,977
Directors fees and expenses	204,000	210,761	204,607
General & administrative	995,205	478,299	789,208
Excise tax expense	113,808	293,653	—
Other expense	—	—	21,207

Total expenses	19,372,338	17,701,511	14,019,299

NET INVESTMENT INCOME	10,678,332	9,673,850	8,874,446

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	226,252	3,276,450	1,270,765
Net unrealized appreciation (depreciation) on investments	740,974	(1,942,936)	(1,648,046)

Net gain (loss) on investments	967,226	1,333,514	(377,281)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,645,558	$11,007,364	$8,497,165

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$2.09	$2.04	$1.73
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	5,582,453	5,385,049	4,920,517

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2016

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—216.6% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,695,303	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.4%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	6,235,209	5.0%

		Total Automotive Aftermarket		8,257,305	14,707,282	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,676,909	2.1%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,689,568	1.3%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	6,366,477	5.0%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,671,667	5,633,920	4,520,318	3.6%
Courion Corporation	Business Services	Second Lien Term Loan 11.00% Cash, 6/1/2021	$15,000,000	14,856,720	14,850,000	11.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,025,101	10,950,000	8.8%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$14,000,000	13,873,485	13,806,098	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,305,033	8,568,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	577,020	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 6.25% Cash, 10/8/2021	$5,000,000	4,904,573	4,895,000	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 10.50% Cash, 10/8/2022	$3,000,000	2,912,784	2,910,000	2.3%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,224,422	5,259,171	4.2%
PCF Number 4, Inc.	Business Services	Second Lien Term Loan 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,000,000	12,870,023	12,870,000	10.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,035,515	8,952,442	9,035,515	7.2%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	343	—	354,819	0.3%

		Total Business Services		89,958,503	88,595,941	70.8%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.50% Cash, 7/17/2020	$6,800,000	6,733,661	6,800,000	5.4%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% Cash, 12/31/2019	$210,456	210,456	210,456	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% Cash, 12/31/2019	$631,369	631,369	631,369	0.5%

		Total Consumer Products		9,366,728	7,641,825	6.1%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,647,767	1.3%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,475,490	11,401,380	11,647,623	9.3%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,450,500	6.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,572,921	1,562,787	1,556,248	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,962,104	9,827,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,829,030	10,980,000	8.8%

		Total Consumer Services		43,255,301	43,109,138	34.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	785,475	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan 10.75% Cash, 6/2/2021	$10,000,000	9,902,816	9,900,000	7.9%

		Total Education		11,876,847	10,693,562	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,622,319	9,527,041	9,131,048	7.3%

		Total Food and Beverage		9,527,041	9,131,048	7.3%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,404,747	5,339,820	5,404,747	4.3%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	334,000	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,141,519	3,822,000	3.0%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% , 7/15/2021	$7,300,000	7,228,452	7,227,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 8/16/2019	$4,420,900	4,362,266	3,216,647	2.6%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,207,821	4,142,093	4,130,692	3.3%

		Total Healthcare Services		26,214,150	24,635,086	19.7%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,937,982	8,812,479	8,937,983	7.1%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,572,821	1,600,000	1.3%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	314,683	0.3%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,889,542	1.5%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	3,309,121	2.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	523,012	0.4%

		Total Media		10,885,300	16,574,341	13.2%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,564	2,026,150	1.6%
Elyria Foundry Company, L.L.C.	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	10,526,150	8.4%

Avionte Holdings, LLC (g)	Software as a Service	Common Stock	100,000	100,000	169,850	0.1%
Avionte Holdings, LLC	Software as a Service	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,376,045	2,382,844	1.9%
Avionte Holdings, LLC (j), (k)	Software as a Service	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,550,000	11,377,810	11,459,418	9.2%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	810,642	0.7%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 5/21/2020	$7,500,000	7,440,729	7,500,000	6.0%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	427,409	0.3%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 12/18/2020	$6,900,000	6,842,573	6,900,000	5.5%
Identity Automation Systems (j), (k)	Software as a Service	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Mercury Network, LLC	Software as a Service	First Lien Term Loan 9.75% Cash, 4/24/2020	$9,025,000	8,944,211	9,025,000	7.2%
Mercury Network, LLC (g)	Software as a Service	Common Stock	413,043	413,043	512,173	0.4%

		Total Software as a Service		38,726,027	39,187,336	31.3%

Sub Total Non-control/Non-affiliated investments				268,145,090	271,168,186	216.6%

Control investments—10.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.14%, 10/17/2023	$30,000,000	13,030,751	12,827,980	10.3%

Sub Total Control investments				13,030,751	12,827,980	10.3%

TOTAL INVESTMENTS—226.9% (b)				$281,175,841	$283,996,166	226.9%

			Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—5.6%
U.S. Bank Money Market (l)			$7,034,783	$7,034,783	$7,034,783	5.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$7,034,783	$7,034,783	$7,034,783	5.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,149,875 as of February 29, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.14% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/ (Losses)	Net Unrealized Depreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,665,648	$1,494,779	$—	$(202,771)

(g)	Non-income producing at February 29, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 29, 2016 (see Note 8).
(k)	The entire commitment was unfunded at February 29, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2015

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—182.3% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,769,432	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$7,737,848	7,737,848	7,737,848	6.3%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	1,472,502	1.2%

		Total Automotive Aftermarket		9,218,383	10,979,782	8.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	1,493,470	1.2%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	942,624	0.8%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 8/13/2016	$1,000,000	1,000,000	1,000,000	0.8%

		Total Building Products		1,360,324	3,436,094	2.8%

BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,731,667	5,686,622	5,478,327	4.5%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$7,000,000	6,910,112	7,350,000	6.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$12,000,000	11,872,639	12,000,000	9.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,260,787	8,400,000	6.9%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	391,584	0.3%
Help/Systems Holdings, Inc. (Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 5.50% Cash, 6/28/2019	$1,955,051	1,941,417	1,925,725	1.6%
Help/Systems Holdings, Inc. (Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 9.50% Cash, 6/28/2020	$2,000,000	1,975,767	1,965,000	1.6%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 11.00% Cash, 11/29/2017	$5,259,171	5,205,142	5,259,171	4.3%
Knowland Technology Holdings, L.L.C. (j), (k), (l)	Business Services	Delayed Draw Term Loan 11.00% Cash, 11/29/2017	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,436,991	9,312,095	9,295,437	7.6%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	101	—	62,341	0.1%

		Total Business Services		51,564,581	52,127,585	42.5%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 10.00% Cash, 1/31/2019	$5,955,441	5,881,694	5,955,441	5.0%
Targus Group International, Inc. (d)	Consumer Products	First Lien Term Loan, 12.00% (11.00% Cash/1.00 PIK), 5/24/2016	$3,569,127	3,537,732	3,283,597	2.7%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	62,413	566,765	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 10.00% PIK, 6/14/2019	$2,054,158	2,054,158	—	0.0%
Targus Holdings, Inc. (d), (g)	Consumer Products	Unsecured Note 16.00% PIK, 10/26/2018	$429,797	425,227	—	0.0%

		Total Consumer Products		12,465,576	9,239,038	7.7%

CFF Acquisition L.L.C. (d)	Consumer Services	First Lien Term Loan 7.50% Cash, 7/31/2015	$716,179	714,270	716,179	0.6%
Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,069,157	0.9%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$13,750,000	13,609,579	13,750,000	11.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.25% Cash, 7/1/2019	$3,709,677	3,680,863	3,652,919	3.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2020	$5,000,000	4,937,212	4,981,000	4.1%

		Total Consumer Services		23,941,924	24,169,255	22.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2015	$2,362,978	1,235,695	100,951	0.1%

		Total Education		1,265,936	100,951	0.1%

Group Dekko, Inc. (d)	Electronics	Second Lien Term Loan 11.00% (10.00% Cash/1.00% PIK), 5/1/2016	$6,950,048	6,950,048	6,667,181	5.4%

		Total Electronics		6,950,048	6,667,181	5.4%

TB Corp. (d)	Food and Beverage	First Lien Term Loan 5.76% Cash, 6/19/2018	$5,050,436	5,038,131	5,037,810	4.0%
TB Corp. (d)	Food and Beverage	Unsecured Note 13.50% (12.00% Cash/1.50% PIK), 12/20/2018	$2,546,121	2,512,732	2,546,121	2.1%
TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 7.75% Cash, 7/16/2017	$2,791,595	2,791,595	2,763,679	2.3%

		Total Food and Beverage		10,342,458	10,347,610	8.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,459,134	5,374,249	5,459,134	4.4%
Bristol Hospice, LLC (j), (l)	Healthcare Services	Delayed Draw Term Loan 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$—	—	—	0.0%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	294,500	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,129,704	3,990,000	3.3%
Smile Brands Group Inc. (d)	Healthcare Services	First Lien Term Loan 7.50% Cash, 8/16/2019	$4,443,750	4,373,369	4,159,350	3.4%
Surgical Specialties Corporation (US), Inc. (d)	Healthcare Services	First Lien Term Loan 7.25% Cash, 8/22/2018	$2,312,500	2,295,234	2,277,813	1.9%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,443,919	4,361,438	4,460,806	3.6%

		Total Healthcare Services		21,033,994	20,641,603	16.8%

HMN Holdco, LLC	Media	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 5/16/2019	$9,368,327	9,206,438	9,579,115	7.9%
HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 5/16/2020	$1,600,000	1,569,149	1,576,000	1.3%
HMN Holdco, LLC (j), (k)	Media	Deferred Draw Term Loan 12.00% Cash, 5/16/2020	$—	—	(36,000)	0.0%
HMN Holdco, LLC (g)	Media	Class A Series	4,264	61,647	223,604	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant	30,320	438,353	1,247,365	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,085,128	1.7%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	350,464	0.3%

		Total Media		11,275,587	15,025,676	12.4%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,563	6,762,000	5.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 9.00% Cash, 12/31/2020	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,563	15,262,000	12.3%

Network Communications, Inc. (d), (g)	Publishing	Common Stock	380,572	—	300,652	0.2%
Network Communications, Inc. (d)	Publishing	Unsecured Notes 8.60% PIK, 1/14/2020	$2,732,976	2,374,260	1,684,118	1.4%

		Total Publishing		2,374,260	1,984,770	1.6%

Avionte Holdings, LLC (g)	Software as a Service	Common Stock	100,000	100,000	163,000	0.1%
Avionte Holdings, LLC	Software as a Service	First Lien Term Loan 9.75% Cash, 1/8/2019	$3,000,000	2,951,759	3,000,000	2.4%
Avionte Holdings, LLC (j), (l)	Software as a Service	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
Censis Technologies, Inc.	Software as a Service	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,850,000	11,634,939	11,850,000	9.7%
Censis Technologies, Inc. (g), (h)	Software as a Service	Limited Partner Interests	999	999,000	981,627	0.8%
Community Investors, Inc. (g)	Software as a Service	Common Stock	1,282	1,282	1,769	0.0%
Community Investors, Inc.	Software as a Service	First Lien, Last Out Term Loan 11.78% Cash, 9/30/2019	$12,000,000	12,000,000	12,000,000	9.7%
Community Investors, Inc.	Software as a Service	First Lien Term Loan B 12.25% Cash, 12/31/2020	$2,500,000	2,500,000	2,500,000	2.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock 10%	63,463	149,138	87,579	0.1%
Community Investors, Inc.	Software as a Service	Preferred Stock - A2 10%	38,641	100,853	53,325	0.0%
Community Investors, Inc. (g)	Software as a Service	Preferred Stock - A Shares 10%	135,584	135,584	187,106	0.2%
Finalsite Holdings, Inc.	Software as a Service	Second Lien Term Loan 10.25% Cash, 11/21/2019	$7,500,000	7,429,305	7,500,000	6.1%
Identity Automation Systems (g)	Software as a Service	Common Stock Class A Units	232,616	232,616	225,638	0.2%
Identity Automation Systems	Software as a Service	First Lien Term Loan 10.25% Cash, 8/25/2019	$4,475,000	4,433,897	4,475,000	3.7%
Pen-Link, Ltd. (d)	Software as a Service	Second Lien Term Loan 12.50% Cash, 5/26/2019	$10,500,000	10,326,376	10,500,000	8.6%

		Total Software as a Service		52,994,749	53,525,044	43.6%

Sub Total Non-control/Non-affiliated investments				222,505,383	223,506,589	182.3%

Control investments—13.9% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.32%, 10/17/2023	$30,000,000	15,953,001	17,031,146	13.9%

Sub Total Control investments				15,953,001	17,031,146	13.9%

TOTAL INVESTMENTS—196.2% (b)				$238,458,384	$240,537,735	196.2%

	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 16.4%
U.S. Bank Money Market (m)	$20,063,372	$20,063,372	$20,063,372	16.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$20,063,372	$20,063,372	$20,063,372	16.4%

(a)	Represents a non-qualifyng investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $122,598,742, as of February 28, 2015.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors. (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.32% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/ (Losses)	Net Unrealized Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,707,230	$1,520,205	$—	$1,078,145

(g)	Non-income producing at February 28, 2015.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 28, 2015 (See Note 8).
(k)	Includes an analysis of the value of any unfunded loan commitments.
(l)	The entire commitment was unfunded at February 28, 2015. As such, no interest is being earned on this investment.
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 28, 2015.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
INCREASE FROM OPERATIONS:
Net investment income	$10,678,332	$9,673,850	$8,874,446
Net realized gain from investments	226,252	3,276,450	1,270,765
Net unrealized appreciation (depreciation) on investments	740,974	(1,942,936)	(1,648,046)

Net increase in net assets from operations	11,645,558	11,007,364	8,497,165

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(13,045,149)	(2,156,740)	(12,534,807)

Net decrease in net assets from shareholder distributions	(13,045,149)	(2,156,740)	(12,534,807)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	4,665,447	320,189	10,027,697
Repurchases of common stock	(356,792)	—	—
Offering costs	(357,931)	—	—

Net increase in net assets from capital share transactions	3,950,724	320,189	10,027,697

Total increase in net assets	2,551,133	9,170,813	5,990,055
Net assets at beginning of period	122,598,742	113,427,929	107,437,874

Net assets at end of period	$125,149,875	$122,598,742	$113,427,929

Net asset value per common share	$22.06	$22.70	$21.08
Common shares outstanding at end of period	5,672,227	5,401,899	5,379,616
Distribution in excess of net investment income	$(26,217,902)	$(23,905,603)	$(31,123,667)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$11,645,558	$11,007,364	$8,497,165
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(966,906)	(1,204,458)	(1,007,494)
Net accretion of discount on investments	(507,180)	(540,069)	(666,849)
Amortization of deferred debt financing costs	913,773	929,773	903,289
Net realized gain from investments	(226,252)	(3,276,450)	(1,270,765)
Net unrealized (appreciation) depreciation on investments	(740,974)	1,942,936	1,648,046
Proceeds from sale and redemption of investments	68,174,143	73,257,332	71,606,736
Purchase of investments	(109,191,262)	(104,872,326)	(121,073,990)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	13,580,708	(14,882,101)	8,793,029
Interest receivable	(726,521)	102,455	317,505
Management fee receivable	1,897	(21,807)	65,747
Other assets	(128,370)	(34,930)	68,946
Receivable from unsettled trades	(300,000)	—	1,817,074
Increase (decrease) in operating liabilities:
Management and incentive fees payable	(241,985)	482,890	(405,158)
Accounts payable and accrued expenses	73,141	10,621	389,530
Interest and debt fees payable	146,603	532,331	615,339
Due to manager	(147,727)	(32,334)	175,641

NET CASH USED BY OPERATING ACTIVITIES	(18,641,354)	(36,598,773)	(29,526,209)

Financing activities
Borrowings on debt	35,260,000	52,300,000	18,000,000
Paydowns on debt	(20,200,000)	(13,700,000)	(28,300,000)
Issuance of notes	13,493,125	—	48,300,000
Debt financing cost	(1,096,556)	(1,972,618)	(2,821,806)
Repurchases of common stock	(356,792)	—	—
Payments of cash dividends	(7,906,304)	(1,434,349)	(2,507,112)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,193,473	35,193,033	32,671,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	552,119	(1,405,740)	3,144,873
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,888,158	3,293,898	149,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,440,277	$1,888,158	$3,293,898

Supplemental Information:
Interest paid during the period	$7,396,091	$5,912,862	$4,565,262
Supplemental non-cash information:
Paid-in-kind interest income	$966,906	$1,204,458	$1,007,494
Net accretion of discount on investments	$507,180	$540,069	$666,849
Amortization of deferred debt financing costs	$913,773	$929,773	$903,289
Stock dividend distribution	$4,665,447	$320,189	$10,027,697

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed the initial public offering (“IPO”) on March 28, 2007. The Company has elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments.

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.”.

The Company is externally managed and advised by the investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant to the Management Agreement. Prior to July 30, 2010, the Company was managed and advised by GSCP (NJ), L.P.

The Company has established wholly owned subsidiaries, SIA Avionte, Inc, SIA Mercury, Inc., SIA TT Inc., and SIA Vector Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. dollars and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC). All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiary, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in Topic 946, “Financial Services — Investment Companies”. There have been no changes to the Company or SBIC LP’s status as investment companies during the year ended February 29, 2016.

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

Correction of Immaterial Errors Related to Prior Period

During the year ended February 28, 2015, the Company identified errors related to the accounting for the capital gains portion of the incentive fee for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, as well as the cumulative impact of these errors as of February 28, 2014.

The Company assessed the materiality of these errors and concluded they were not material to any prior annual periods, but the cumulative impact of correcting them in the year ended February 28, 2015 would be quantitatively material to the results of operations of the Company for the year then ended February 28, 2015, if the entire adjustment was recorded in that period. Therefore, the consolidated financial statements as of and for the years ended February 28, 2014 have been corrected.

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

Revised Consolidated Statement of Operations

	Year Ended February 28, 2014
	As Previously Reported	Adjustments	As Revised
EXPENSES
Incentive management fees	$692	$247	$939
Total expenses	13,772	247	14,019
NET INVESTMENT INCOME	9,121	(247)	8,874
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,744	$(247)	$8,497
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.78	$(0.05)	$1.73

Revised Consolidated Statement of Changes in Net Assets

	Year Ended February 28, 2014
	As Previously Reported	Adjustments	As Revised
INCREASE FROM OPERATIONS
Net investment income	$9,121	$(247)	$8,874
Net increase in net assets from operations	8,744	(247)	8,497
Total increase in net assets	6,237	(247)	5,990
Net assets at beginning of period	108,687	(1,249)	107,438

Net assets at end of period	$114,924	$(1,496)	$113,428

Net asset value per common share	$21.36	$(0.28)	$21.08
Distribution in excess of net investment income	$(29,628)	$(1,496)	$(31,124)

Revised Consolidated Statement of Cash Flows

	Year Ended February 28, 2014
	As Previously Reported	Adjustments	As Revised
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,744	$(247)	$8,497

Increase (decrease) in operating liabilities:
Management and incentive fees payable	(652)	247	(405)

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

As of February 29, 2016, the Company did not exceed any of these limitations.

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Other Income

Other income includes dividends received, origination fees, structuring fees and advisory fees, and is recorded in the consolidated statement of operations when earned.

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

Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote. Therefore, the Company has not accrued any liabilities in connection with such indemnifications.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. During the fiscal year ended February 29, 2016, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the IRS. As of February 29, 2016 and February 28, 2015, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact the adoption of this standard has on the Company’s consolidated financial statements and disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management does not believe these changes will have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management does not believe these changes will have a material impact on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$11,868	$11,868
First lien term loans	—	—	144,643	144,643
Second lien term loans	—	—	88,178	88,178
Structured finance securities	—	—	12,828	12,828
Equity interest	—	—	26,479	26,479

Total	$—	$—	$283,996	$283,996

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation (depreciation) on investments	(1,914)	(1,850)	(1,163)	3,136	(1,281)	3,813	741
Purchases and other adjustments to cost	56	35,854	72,422	670	—	1,663	110,665
Sales and redemptions	(4,607)	(31,280)	(19,502)	(5,917)	(2,922)	(3,946)	(68,174)
Net realized gain (loss) from investments	31	(865)	187	(2,220)	—	3,093	226
Transfers In	—	—	631	101	—	1,691	2,423
Transfers Out	—	(2,423)	—	—	—	—	(2,423)

Balance as of February 29, 2016	$11,868	$144,643	$88,178	$—	$12,828	$26,479	$283,996

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The net change in unrealized appreciation (depreciation) for the year ended February 29, 2016 on investments still held as of February 29, 2016 is ($2,798,986) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2014	$32,390	$110,278	$27,804	$5,471	$19,570	$10,332	$205,845
Net unrealized appreciation (depreciation) on investments	(763)	(206)	(409)	(1,458)	(1,936)	2,829	(1,943)
Purchases and other adjustments to cost	56	83,456	18,667	217	—	4,221	106,617
Sales and redemptions	(13,461)	(42,445)	(10,522)	—	(603)	(6,226)	(73,257)
Net realized gain from investments	80	387	63	—	—	2,746	3,276
Transfers In	—	—	—	—	—	6,263	6,263
Transfers Out	—	(6,263)	—	—	—	—	(6,263)

Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The net change in unrealized gain/(loss) for the year ended February 28, 2015 on investments still held as of February 28, 2015 is ($1,456,791) and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	11,868	Market Comparables	Third-Party Bid	72.5% - 98.2%

First lien term loans	144,643	Market Comparables	Market Yield (%)	6.8% - 15.5%

			EBITDA Multiples (x)	1.0x

			Revenue Multiples Third-Party Bid	91.3 - 98.9

Second lien term loans	88,178	Market Comparables	Market Yield (%)	0.0% - 15.0%

			Third-Party Bid	91.5% - 98.6%

Structured finance securities	12,828	Discounted Cash Flow	Discount Rate (%)	20.0%

Equity interests	26,479	Market Comparables	EBITDA Multiples (x) Revenue Multiples	6.8x - 16.4x

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

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the EBITDA valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly lower (higher) fair value measurement.

The composition of our investments as of February 29, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,138	5.0%	$11,868	4.2%
First lien term loans	146,246	52.0	144,643	50.9
Second lien term loans	89,486	31.9	88,178	31.1
Structured finance securities	13,031	4.6	12,828	4.5
Equity interest	18,275	6.5	26,479	9.3

Total	$281,176	100.0%	$283,996	100.0%

The composition of our investments as of February 28, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$18,658	7.8%	$18,302	7.6%
First lien term loans	144,959	60.8	145,207	60.3
Second lien term loans	35,748	15.0	35,603	14.8
Unsecured notes	7,366	3.1	4,230	1.8
Structured finance securities	15,953	6.7	17,031	7.1
Equity interest	15,774	6.6	20,165	8.4

Total	$238,458	100.0%	$240,538	100.0%

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

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flows analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 29, 2016. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+375bps / $97.00 Year 1, $99.00 thereafter.

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we accrued $1.5 million, $1.5 million, and $1.8 million in management fee income, respectively, and $2.7 million, $2.7 million, and $3.4 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At February 29, 2016, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $12.8 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 29, 2016, Saratoga CLO had investments with a principal balance of $302.7 million and a weighted average spread over LIBOR of 4.3%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.8%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 29, 2016, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $13.1 million, which had a present value of approximately $12.8 million, using a 20.0% discount rate.

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

The separate audited financial statements of Saratoga CLO as of February 29, 2016 and February 28, 2015, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the twelve months ended February 29, 2016, February 28, 2015 and 2014, are presented on page S-1.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 29, 2016 and February 28, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, meals & entertainment, market discount, interest income with respect to the Saratoga CLO which is consolidated for tax purposes, and the tax character of distributions as follows (dollars in thousands):

	February 29, 2016	February 28, 2015
Accumulated net investment income/(loss)	$55	$(299)
Accumulated net realized gains on investments	59	593
Additional paid-in-capital	(114)	(294)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (dollars in thousands):

	February 29, 2016	February 28, 2015	February 28, 2014
Ordinary Income	$13,045	$2,157	$12,535
Capital gains	—	—	—
Return of capital	—	—	—

Total	$13,045	$2,157	$12,535

For federal income tax purposes, as of February 29, 2016, the aggregate net unrealized depreciation for all securities is $15.4 million. The aggregate cost of securities for federal income tax purposes is $571.4 million.

For federal income tax purposes, as of February 28, 2015, the aggregate net unrealized depreciation for all securities is $3.6 million. The aggregate cost of securities for federal income tax purposes is $522.4 million.

At February 29, 2016 and February 28, 2015, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 29, 2016	February 28, 2015
Post October loss deferred	$—	$(27,303)
Accumulated capital losses	(58,929)	(32,308)
Other temporary differences	(1,941)	(2,684)
Undistributed ordinary income	8,103	10,578
Unrealized depreciation	(15,428)	(3,662)

Total components of accumulated losses	$(68,195)	$(55,379)

The Company has incurred capital losses of $19.3 million and $13.0 million, respectively, for the years ended February 28, 2011 and 2010. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019 and 2018.

At February 29, 2016 and February 28, 2015, the Company had a short term capital loss of $11.2 million and $0 million, respectively, and a long-term capital loss of $15.4 million and $0 million, respectively, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of Investment Company Taxable Income (“ICTI”) earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the calendar year ended December 31, 2015, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $113,808 in federal excise taxes.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2013-2016), and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

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

SIA-Avionte, Inc., SIA-Mercury, Inc., SIA-TT, Inc., and SIA-Vector, Inc., 100% owned by the Company, are each filing standalone C Corporate tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments. Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Note 6. Agreements and Related Party Transactions

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

The base management fee of 1.75% is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters.

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

For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company incurred $4.5 million, $4.2 million and $3.3 million in base management fees, respectively. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company incurred $2.3 million, $2.2 million and $1.0 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 29, 2016, there was a reduction of $0.05 million in incentive fees related to capital gains. For the year ended February 28, 2015, we accrued of $0.3 million in incentive fees related to capital gains. For the year ended February 28, 2014, there was a reduction of $0.1 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 29, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2015, the base management fees accrual was $1.0 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recognized $1.2 million, $1.0 million and $1.0 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 29, 2016, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2015, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 29, 2016, February 28, 2015 and 2014, the Company bought investments fair valued at $0.0 million, $0.0 million, and $0.3 million, respectively, from the Saratoga CLO and sold no investments to related parties.

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

As of February 29, 2016, there was no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. As of February 28, 2015, there was $9.6 million outstanding under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recorded $0.7 million, $0.9 million and $1.0 million of interest expense, respectively. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recorded $0.1 million, $0.3 million and $0.4 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rates during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 on the outstanding borrowings under the Credit Facility were 6.00%, 6.75% and 7.50%, respectively. During the years ended February 29, 2016 and February 28, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $4.4 million and $6.0 million, respectively.

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

Our borrowing base under the Credit Facility was $21.8 million subject to the Credit Facility cap of $45.0 million at February 29, 2016. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the February 29, 2016 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the quarter ended November 30, 2015. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 29, 2016, we have funded SBIC LP with $75.0 million of equity capital, and have $103.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of February 29, 2016 and February 28, 2015, there was $103.7 million and $79.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $3.6 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014 we recorded $2.6 million, $2.0 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recorded $0.4 million, $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the years ended February 29, 2016 and February 28, 2015 on the outstanding borrowings of the SBA debentures was 3.12% and 2.93%, respectively. During the years ended February 29, 2016 and February 28, 2015, the average dollar amount of SBA debentures outstanding was $83.0 million and $67.9 million, respectively.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350.0 million in SBA-guaranteed debentures when they have at least $175.0 million in combined regulatory capital.

On April 2, 2015, the SBA issued a “green light” or “go forth” letter inviting us to continue our application process to obtain a license to form and operate its second SBIC subsidiary. If approved, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150 million of additional SBA-guaranteed debentures in addition to the $150 million already approved under the first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which it would receive a license, should one be granted.

Notes

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “Notes”). The Notes will mature on May 31, 2020, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 31, 2016. Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Landenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of February 29, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

As of February 29, 2016, the carrying amount and fair value of the Notes was $61.8 million and $60.2 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of February 29, 2016, $2.7 million of financing costs related to the Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the Notes. For the year ended February 29, 2016, we recorded $4.3 million of interest expense and $0.4 million of amortization of deferred financing costs related to the Notes. As of February 28, 2015, the carrying amount and fair value of the Notes was $48.3 million and $49.8 million, respectively. As of February 28, 2015, $2.5 million of financing costs related to the Notes have been capitalized and are being amortized over the term of the Notes. For the years ended February 28, 2015 and February 28, 2014, we recorded $3.6 million and $2.9 million of interest expense, respectively, and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the Notes. During the years ended February 29, 2016 and February 28, 2015, the average dollar amount of Notes outstanding was $55.7 million and $48.3 million, respectively.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $11.2 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 29, 2016 and February 28, 2015, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of February 29, 2016 and February 28, 2015 is shown in the table below (dollars in thousands):

	As of
	February 29, 2016	February 28, 2015
Avionte Holdings, LLC	$1,000	$1,000
Identity Automation	1,000	—
Bristol Hospice, LLC	—	7,500
HMN Holdco, LLC	—	2,400
Knowland Technology Holdings, L.L.C.	—	300

Total	$2,000	$11,200

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we accrued $0.2 million, $0.2 million, and $0.2 million for directors’ fees expense, respectively. As of February 29, 2016 and February 28, 2015, $0.03 million and $0.03 million in directors’ fees expense were unpaid and included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities. As of February 29, 2016, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. As of February 29, 2016, the Company purchased 25,417 shares of common stock, at the average price of $14.03, for approximately $0.4 million pursuant to this repurchase plan. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock.

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

On July 8, 2015, the Company declared a dividend of $0.33 per share payable on August 31, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock.

On October 7, 2015, the Company declared a dividend of $0.36 per share payable on November 30, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock.

On January 12, 2016, the Company declared a dividend of $0.40 per share payable on February 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,764 newly issued shares of common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (dollars in thousands except share and per share amounts):

Basic and diluted	February 29, 2016	February 28, 2015	February 28, 2014
Net increase in net assets from operations	$11,645	$11,007	$8,497
Weighted average common shares outstanding	5,582,453	5,385,049	4,920,517
Weighted average earnings per common share-basic and diluted	$2.09	$2.04	$1.73

Note 12. Dividend

On January 12, 2016, the Company’s board of directors declared a dividend of $0.40 per share payable on February 29, 2016, to all stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,764 newly issued shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, the Company’s board of directors declared a dividend of $0.36 per share payable on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, the Company’s board of directors declared a dividend of $0.33 per share payable on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, the Company’s board of directors declared a special dividend of $1.00 per share payable on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP.

Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

On April 9, 2015, the Company’s board of directors declared a dividend of $0.27 per share payable on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP.

Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

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

On November 12, 2010, the Company declared a dividend of $4.40 per share payable on December 23, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

Based on shareholder elections, the dividend consisted of approximately $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010. The consolidated financial statements for the period ended November 30, 2010 have been retroactively adjusted to reflect the increase in common stock as a result of the dividend in accordance with the provisions of ASC 505-20-S50 regarding disclosure of a capital structure change after the interim balance sheet but before the release of the financial statements.

The following tables summarize dividends declared during the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013 and February 29, 2012 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	$2,278
October 7, 2015	November 2, 2015	November 30, 2015	$0.36	$2,028
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	$1,844
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$2.36	$13,045

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
September 24, 2014	October 30, 2014	November 28, 2014	$0.18	$968
September 24, 2014	January 29, 2015	February 27, 2015	$0.22	$1,189

Total dividends declared			$0.40	$2,157

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	$12,535

Total dividends declared			$2.65	$12,535

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	$16,476

Total dividends declared			$4.25	$16,476

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	$9,831

Total dividends declared			$3.00	$9,831

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended February 29, 2016, February 28, 2015, February 28, 2014, February 28, 2013 and February 29, 2012:

	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012
Per share data:
Net asset value at beginning of period	$22.70	$21.08	$22.71	$24.94	$26.20
Net investment income(1)	1.91	1.80	1.80	1.57	1.52
Net realized and unrealized gains and losses on investments and derivatives	0.18	0.24	(0.07)	1.85	2.21

Net increase in net assets from operations	2.09	2.04	1.73	3.42	3.73
Distributions declared from net investment income	(2.36)	(0.40)	(2.65)	(4.25)	(3.00)
Total distributions to stockholders	(2.36)	(0.40)	(2.65)	(4.25)	(3.00)
Dilution(4)	(0.37)	(0.02)	(0.71)	(1.40)	(1.99)
Net asset value at end of period	$22.06	$22.70	$21. 08	$22.71	$24.94
Net assets at end of period	$125,149,875	$122,598,742	$113,427,929	$107,437,874	$96,689,122
Shares outstanding at end of period	5,672,227	5,401,899	5,379,616	4,730,116	3,876,661
Per share market value at end of period	$14.22	$15.76	$15.85	$17.02	$15.88
Total return based on market value(2)	4.27%	1.63%	9.11%	36.67%	12.82%
Total return based on net asset value(3)	11.10%	10.09%	8.75%	16.12%	16.98%
Ratio/Supplemental data:
Ratio of net investment income to average, net assets	8.52%	8.11%	7.97%	6.26%	5.64%
Ratio of operating expenses to average net assets	6.93%	6.52%	6.28%	5.22%	5.66%
Ratio of incentive management fees to average net assets	1.78%	2.14%	0.84%	2.52%	1.85%
Ratio of credit facility related expenses to average net assets	6.75%	6.19%	5.46%	2.46%	1.40%
Ratio of total expenses to average net assets	15.46%	14.85%	12.59%	10.19%	8.91%
Portfolio turnover rate(5)	26.22%	31.28%	37.82%	17.30%	36.34%

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013 and February 29, 2012. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

Note 14. Selected Quarterly Data (Unaudited)

	2016
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$7,795	$6,936	$7,758	$7,561
Net investment income	3,100	2,150	3,657	1,771
Net realized and unrealized gain (loss)	(3,503)	1,271	(2,415)	5,614
Net increase (decrease) in net assets resulting from operations	(404)	3,421	1,243	7,385
Net investment income per common share at end of each quarter	$0.54	$0.38	$0.65	$0.33
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.62)	$0.23	$(0.43)	$1.03
Dividends declared per common share	$0.40	$0.36	$0.33	$1.27
Net asset value per common share	$22.06	$22.59	$22.42	$22.75

	2015
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$7,451	$7,305	$6,475	$6,144
Net investment income	2,889	2,629	2,093	2,063
Net realized and unrealized gain (loss)	(184)	756	1,064	(303)
Net increase in net assets resulting from operations	2,705	3,385	3,157	1,760
Net investment income per common share at end of each quarter	$0.50	$0.49	$0.39	$0.38
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.03)	$0.14	$0.20	$(0.06)
Dividends declared per common share	$0.22	$0.18	$—	$—
Net asset value per common share	$22.70	$22.45	$22.00	$21.41

	2014
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$5,687	$5,801	$5,388	$6,018
Net investment income	1,525	2,407	2,629	2,313
Net realized and unrealized gain (loss)	2,236	(1,630)	(2,313)	1,330
Net increase (decrease) in net assets resulting from operations	3,761	777	316	3,644
Net investment income per common share at end of each quarter	$0.28	$0.50	$0.56	$0.49
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.42	$(0.34)	$(0.49)	$0.28
Dividends declared per common share	$—	$2.65	$—	$—
Net asset value per common share	$21.08	$20.39	$23.55	$23.48

As described in Note 2 to the consolidated financial statements and notes thereto, we identified errors that impacted the years ended February 28, 2014, February 28, 2013, and February 29, 2012. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On March 31, 2016, the Company declared a dividend of $0.41 per share payable on April 27, 2016, to common stockholders of record on April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

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

Report of Independent Auditors

The Collateral Manager and Directors,

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statements of assets and liabilities, including the schedules of investments, as of February 29, 2016 and February 28, 2015, and the statements of operations, changes in net assets and cash flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 29, 2016 and February 28, 2015, and the results of its operations, changes in its net assets and its cash flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

New York, New York

May 17, 2016

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	February 29, 2016	February 28, 2015
ASSETS
Investments
Fair Value Loans (amortized cost of $300,112,538 and $295,193,588, respectively)	$284,652,926	$294,621,817
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $2,566,752, respectively)	191,863	617,451

Total investments at fair value (amortized cost of $303,643,756 and $297,760,340, respectively)	284,844,789	295,239,268
Cash and cash equivalents	2,349,633	5,831,797
Receivable from open trades	2,691,831	2,119,687
Interest receivable	1,698,562	1,290,637

Total assets	$291,584,815	$304,481,389

LIABILITIES
Interest payable	$626,040	$631,886
Payable from open trades	7,123,854	5,214,331
Accrued base management fee	85,008	85,957
Accrued subordinated management fee	85,008	85,957
Class A-1 Notes—SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes—SIC CLO 2013-1, Ltd.	(1,319,258)	(1,495,802)
Class A-2 Notes—SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes—SIC CLO 2013-1, Ltd.	(136,750)	(155,050)
Class B Notes—SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes—SIC CLO 2013-1, Ltd.	(888,328)	(1,007,205)
Class C Notes—SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes—SIC CLO 2013-1, Ltd.	(553,078)	(627,091)
Class D Notes—SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes—SIC CLO 2013-1, Ltd.	(717,938)	(814,013)
Class E Notes—SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes—SIC CLO 2013-1, Ltd.	(1,353,521)	(1,534,650)
Class F Notes—SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes—SIC CLO 2013-1, Ltd.	(492,300)	(558,180)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,716,554)	(1,941,595)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$313,142,183	$310,284,545

Commitments and contingencies (See Note 6)
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(5,803,406)	(3,343,488)
Net loss	(15,754,212)	(2,459,918)

Total net assets	(21,557,368)	(5,803,156)

Total liabilities and net assets	$291,584,815	$304,481,389

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
INVESTMENT INCOME
Interest from investments	$14,372,377	$13,091,019	$15,486,413
Interest from cash and cash equivalents	1,213	1,446	6,792
Other income	316,187	188,180	945,441

Total investment income	14,689,777	13,280,645	16,438,646

EXPENSES
Interest expense	11,696,757	9,635,136	11,678,514
Professional fees	292,754	219,293	433,073
Miscellaneous fee expense	23,742	34,303	175,283
Base management fee	747,390	760,102	517,563
Subordinated management fee	747,390	760,102	1,257,578
Trustee expenses	121,299	123,999	83,221
Amortization expense	955,858	953,862	994,602
Loss on extinguishment of debt	—	—	3,442,442

Total expenses	14,585,190	12,486,797	18,582,276

NET INVESTMENT INCOME (LOSS)	104,587	793,848	(2,143,630)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	419,096	620,817	(8,815,296)
Net unrealized appreciation/(depreciation) on investments	(16,277,895)	(3,874,583)	6,776,871

Net loss on investments	(15,858,799)	(3,253,766)	(2,038,425)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(15,754,212)	$(2,459,918)	$(4,182,055)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2016

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$1,673
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	95
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%		14,813	964,466	190,095
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$492,500	488,586	455,154
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/26/2021	$1,972,936	1,959,834	1,855,389
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/29/2022	$497,500	495,228	495,221
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,471,231	2,468,039	2,342,826
AgroFresh	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,990,000	1,980,704	1,935,275
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$985,000	985,000	797,850
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	4/16/2021	$398,056	396,681	396,066
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,384,425	3,367,410	3,302,623
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/20/2022	$927,265	925,091	925,365
Alion Science T/L B (1st Lien)	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/19/2021	$2,985,000	2,971,074	2,824,555
Alliance HealthCare T/L B	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$994,856	990,161	906,981
Alliant Holdings T/L B (1st Lien)	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	4.50%	8/12/2022	$995,000	992,679	960,921
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	6.00%	4/4/2022	$480,447	478,240	456,425
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$248,749	247,612	244,190
Aramark Corporation	Food Products	LC-2 Facility	Loan	0.29%	7/26/2016	$9,447	9,445	9,305
Aramark Corporation	Food Products	LC-3 Facility	Loan	0.29%	7/26/2016	$5,244	5,244	5,166
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,150,423	3,150,423	3,126,133
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,596,480	2,573,245	2,441,237
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lein)	Loan	5.00%	8/4/2022	$2,478,125	2,466,303	2,270,582
Auction.com	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,522,992	2,522,722	2,491,455
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$2,156,953	2,153,896	2,135,384
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	6/5/2020	$1,488,750	1,485,895	1,397,564
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$491,249	489,361	477,127
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,314,499	1,305,069	1,291,903
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,476,196	1,475,409	1,401,161
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/20/2022	$997,500	995,159	945,131
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,979,798	1,926,080	1,571,821
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,476,212	1,464,327	1,426,390
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,917,168	1,924,101	1,802,138
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,426	1,845,843
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$985,000	976,335	930,826
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	13.25%	3/1/2017	$995,000	991,037	814,656
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,940,113	1,940,984	1,806,730
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,051,828	2,055,060	2,044,564
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$492,501	490,549	487,271
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,647,871	2,670,807	2,539,758
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,628,783	2,621,343	2,566,823
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,022,569	994,876	974,212
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,881,500	1,828,566	1,785,920
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$298,828	297,362	295,840
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$1,984,975	1,962,423	1,865,876
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,990,000	1,978,594	1,847,596
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	12/29/2022	$498,750	497,568	494,176
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,556	1,329,688
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$2,000,000	1,894,483	1,920,000
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,436,782	1,415,977	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,564,182	1,564,182	1,501,615
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$735,000	734,245	536,550
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,485,038	1,471,665	1,433,061
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$771,625	742,910	721,469
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	754,065	734,214
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,690	304,973
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$1,995,000	1,985,759	1,970,063
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	8.75%	3/19/2018	$2,409,739	2,397,948	2,409,739
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,904,989	2,892,348	2,889,854
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,870	925,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,279	1,751,174
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/7/2021	$926,971	923,222	897,614
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/7/2021	$1,000,000	980,687	968,330
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$497,500	495,435	478,222
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,955,000	2,948,456	2,799,863
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$2,472,161	2,445,601	2,299,110
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$2,985,000	2,970,317	2,869,331
Edelman Financial Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.50%	12/19/2022	$1,500,000	1,470,617	1,459,695
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	485,313	160,630
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$893,447	867,647	56,582
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$484,659	482,690	473,148
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,844	468,750
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	991,762	866,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	9/26/2022	$1,000,000	997,602	987,780
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$937,857	923,660	731,528
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$965,081	963,406	719,951
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,967,406	1,962,950	1,908,383
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,955,000	2,943,580	2,345,530
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.93%	3/23/2018	$2,790,451	2,748,229	2,752,780
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.43%	3/24/2021	$2,111,028	2,034,284	2,077,779
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	12/1/2022	$1,500,000	1,470,946	1,412,504
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,976,234	1,945,935	1,850,249
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,962,387	1,962,515	1,504,738
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$199,120	198,391	187,344
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$778,380	775,586	732,346
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,451,137	2,445,005	2,016,452
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/5/2021	$493,750	488,813	433,883
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$693,858	684,537	676,511
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,131,271	4,121,165	4,012,497
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,725,318	2,717,647	2,237,023
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$2,000,000	1,974,077	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,264,036	1,259,418	1,191,354
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,974,982	1,941,456	1,959,340
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$475,000	473,378	421,561
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.36%	5/1/2018	$2,119,664	2,053,127	2,116,294
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$248,750	247,628	248,285
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	12/10/2021	$249,370	246,940	244,929
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	$2,910,000	2,933,230	2,879,998
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,970,000	1,955,325	1,915,825
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$997,500	995,241	983,784
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.52%	4/19/2019	$3,840,541	3,814,577	3,727,245
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,196	489,277	465,757
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,188,296	2,174,333	2,015,049
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,979,592	1,971,967	1,961,439
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$498,750	497,554	468,411
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$955,481	955,481	639,379
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$492,727	491,745	434,832
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$995,000	990,362	925,350
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,452,586	2,436,004	2,392,645
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,965,050	2,942,458	2,683,370
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	6.00%	1/6/2022	$2,500,000	2,252,500	2,250,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$2,000,000	1,980,543	1,900,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$493,750	491,750	475,234
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$486,250	486,250	479,792
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,212,794	1,208,220	1,201,042
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$992,447	987,851	950,268
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	5.25%	1/15/2023	$2,183,824	2,119,162	2,180,177
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$246,875	245,802	244,098
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$376,136	375,400	366,500
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$985,000	977,601	886,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$987,526	984,296	959,549
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,729	218,750
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$1,000,000	985,784	989,750
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	7.50%	12/21/2020	$2,007,042	1,811,375	1,822,655
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$985,022	974,747	939,464
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.63%	1/30/2023	$2,000,000	1,930,000	1,950,000
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	6/2/2022	$4,771,058	4,749,389	4,440,090
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$2,000,000	1,980,636	1,940,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,269	950,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.75%	12/28/2018	$481,250	481,250	472,829
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,821,925	3,808,282	3,751,449
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.56%	7/31/2022	$997,500	995,164	953,171
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$789,045	789,045	774,645
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,832,558	3,821,232	3,244,912
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$493,749	490,644	459,435
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/30/2017	$2,944,496	2,943,282	2,811,994
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,432,750	1,427,110	1,336,039
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$980,000	976,133	774,200
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$248,125	246,994	218,350
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	5.75%	1/15/2023	$1,000,000	980,217	978,590
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.62%	1/15/2023	$1,000,000	980,216	978,960
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$992,500	987,862	961,176
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$954,643	947,123	941,917
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,920,848	1,911,850	1,872,346
Phillips-Medisize Corporation	Healthcare&Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$492,500	490,535	458,025
Physio-Control International, Inc.	Healthcare&Pharmaceuticals	Term Loan B	Loan	5.50%	6/6/2022	$498,750	496,371	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,577,286	2,553,737
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,417,118	2,410,079	2,368,776
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$724,167	721,080	716,020
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,902,292	1,846,615	1,816,688
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$1,995,000	1,985,640	1,924,178
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$938,354	936,008	886,745
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	10/3/2022	$500,000	497,866	400,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$490,000	487,461	482,444
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$497,500	496,320	496,256
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$2,058,445	2,048,627	1,996,692
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,630,123	1,631,387	1,557,647
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,946
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$992,500	988,224	970,873
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,901,835	1,889,759	1,889,150
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,477,500	1,471,640	1,422,094
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$497,500	495,187	479,675
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,388	478,335
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,155,193	5,155,193	5,132,665
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	5.50%	12/2/2022	$825,000	808,500	800,770
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	5.50%	12/2/2022	$675,000	661,500	655,175
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$982,500	978,645	707,400
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$990,000	981,872	904,613
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,939,305	1,937,978
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$987,406	919,799	407,305
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,905,121	1,902,477	1,826,534
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,975,000	1,959,254	1,956,889
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.94%	6/30/2021	$987,500	985,421	952,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	9/18/2021	$1,995,000	1,976,131	1,931,160
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$222,750	222,282	220,801
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,262,250	1,259,600	1,251,205
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$1,995,000	1,985,507	1,911,469
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,937,500	1,891,680	1,541,281
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,904,577	2,896,630	2,207,479
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan 1/16	Loan	4.75%	4/23/2021	$1,000,000	990,308	992,130
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$965,341	957,952	946,034
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$222,900	220,105	67,520
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$992,500	990,554	970,169
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,272,143	1,270,803	1,253,061
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,927	311,944
TaxACT, Inc.	Services: Business	Term Loan B	Loan	7.00%	1/3/2023	$1,860,000	1,805,035	1,804,200
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,647,936	1,636,669
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,333	915,624
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$1,491,826	1,433,943	1,396,722
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,277,294	4,283,815	4,148,975
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$1,946,300	1,939,729	1,917,107
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,831,636	1,776,935
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$482,603	476,598	480,494
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$886,192	887,853	875,673
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$156,888	156,328	155,973
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$921,426	918,393	916,054
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	7/1/2022	$2,992,500	2,978,573	2,840,810
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,916,556	2,903,859	2,832,705
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,539,315	2,385,700
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,011,203	1,005,692
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,452,775
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.25%	2/13/2023	$1,000,000	970,144	993,750
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/27/2021	$492,500	490,508	478,134
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,736,392	1,749,291	1,475,934
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,534,892	2,558,782	2,490,861
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.50%	6/27/2022	$2,985,000	2,971,139	2,932,763

							$303,643,756	$284,844,789

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$2,349,633	$2,349,633	$2,349,633

Total cash and cash equivalents						$2,349,633	$2,349,633	$2,349,633

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2015

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$437,188
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	180,263
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$497,500	493,004	492,276
Acosta Holdco Inc.	Media	Term Loan B	Loan	5.00%	9/27/2021	$1,995,000	1,981,328	2,004,416
Aderant North America, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.25%	12/20/2018	$3,260,898	3,260,898	3,240,517
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$1,995,000	1,993,940	1,984,287
AECOM Technology Corporation	Services: Business	Term Loan B	Loan	3.75%	10/15/2021	$319,903	318,380	321,304
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$995,000	995,000	997,488
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	4/16/2021	$498,750	496,691	500,411
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,410,000	3,389,632	3,437,723
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Incremental B-1 Term Loan	Loan	4.25%	6/30/2017	$1,529,610	1,529,610	1,529,610
American Tire Distributors Inc	Automotive	Term Loan	Loan	5.75%	6/1/2018	$496,487	496,486	497,108
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.74%	7/26/2016	$79,187	79,178	78,395
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.74%	7/26/2016	$43,961	43,961	43,521
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,182,489	3,182,489	3,168,581
ARG IH Corp	Food Services	Term Loan	Loan	4.75%	11/15/2020	$495,000	494,038	495,312
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$5,412,086	5,370,590	5,424,642
Auction.Com, LLC	Services: Business	Term Loan A-4	Loan	4.40%	2/28/2017	$914,567	914,567	905,422
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$4,319,115	4,309,242	4,297,520
Avast Software	Electronics/Electric	Term Loan	Loan	4.75%	3/20/2020	$1,925,000	1,923,275	1,937,031
AZ Chem US Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/12/2021	$467,123	464,958	466,614
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	11/20/2019	$493,623	493,111	492,236
Bayonne Energy Center	Oil & Gas	Term Loan B	Loan	5.00%	8/19/2021	$969,671	965,093	964,416
Belmond Hotels	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$496,250	494,055	495,009
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,814,499	1,802,403	1,812,648
Big Heart Pet Brands (fka Del Monte Corporation)	Food/Drug Retailers	Initial Term Loan	Loan	3.50%	3/9/2020	$2,977,500	2,996,769	2,971,307
Biomet, Inc.	Healthcare & Pharmaceuticals	Dollar Term B-2 Loan	Loan	3.65%	7/25/2017	$1,840,718	1,840,718	1,838,601
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,489,975	1,488,922	1,483,374
Bombardier Recreational Products Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	4.00%	1/30/2019	$754,286	750,287	747,120
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,491,237	1,478,800	1,478,935
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,938,503	1,952,391	1,904,580
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,945,000	1,935,814	1,942,219
BWAY	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$995,000	985,881	998,423
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	9.75%	1/28/2018	$995,000	989,028	917,141
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,960,046	1,965,495	1,969,846
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,079,313	2,083,783	2,084,511
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$497,500	495,170	498,401
Celanese US Holdings LLC	Chemicals/Plastics	Dollar Term C-2 Commitment	Loan	2.49%	10/31/2018	$2,154,560	2,180,598	2,157,533
Cengage Learning	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,731,869	2,761,735	2,733,235
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,655,745	2,646,932	2,646,344
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2017 Term E Loan	Loan	3.49%	1/25/2017	$1,097,818	1,074,945	1,097,193
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	2021 Term D Loan	Loan	4.25%	1/27/2021	$2,926,052	2,844,886	2,935,210
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$562,001	557,872	561,298
CITGO Petroleum	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$997,500	994,095	979,106
ClubCorp Club Operations, Inc.	Lodging & Casinos	Term Loan B	Loan	4.50%	7/24/2020	$500,000	496,250	500,315
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$3,595,331	3,595,331	3,570,631
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.75%	11/23/2020	$742,500	741,718	681,244
Crown Castle Operating Company	Telecommunications/Cellular	Extended Incremental Tranche B-2 Term Loan	Loan	3.00%	1/31/2021	$2,435,594	2,433,546	2,430,723
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan (First Lien)	Loan	6.00%	12/1/2021	$1,500,000	1,485,423	1,505,625
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$779,642	736,275	765,998
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	739,367	727,033
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,100	466,863
Custom Sensors	Industrial Equipment	Term Loan	Loan	4.50%	9/30/2021	$498,750	497,651	498,750
DaVita HealthCare Partners Inc. (fka DaVita Inc.)	Healthcare & Pharmaceuticals	Tranche B Term Loan	Loan	3.50%	6/24/2021	$497,500	495,228	498,062
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	3/19/2018	$3,460,027	3,436,485	3,413,835
Dealertrack Technologies, Inc.	Leisure Goods/Activities/Movies	Term B Loan	Loan	3.25%	2/26/2021	$477,011	475,991	474,230
Dell International LLC	Retailers (Except Food and Drugs)	Term B Loan	Loan	4.50%	4/29/2020	$2,969,962	2,957,576	2,980,684
Delos Finance SARL	Financial Intermediaries	Term Loan	Loan	3.50%	3/6/2021	$500,000	497,835	499,790
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,314	995,630
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,624	1,835,908
Devix US, Inc.	Chemicals/Plastics	Term Loan	Loan	4.25%	5/2/2021	$250,000	247,710	250,938
Devix US, Inc.	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.00%	5/2/2022	$497,500	495,324	497,500
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/9/2021	$995,000	990,370	999,975
Dollar Tree	Retail	Term Loan B (3950MM)	Loan	4.25%	3/9/2022	$1,000,000	995,000	1,007,500
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	3/11/2021	$2,985,000	2,978,605	2,962,075
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	11/19/2020	$1,489,975	1,495,721	1,473,213
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	482,120	457,295
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	8.50% (2.00% Cash/6.50% PIK)	7/2/2020	$836,617	805,283	672,882
EIG Investors Corp.	Services: Business	Term Loan	Loan	5.00%	11/8/2019	$987,500	983,552	989,969
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$498,750	496,403	496,102
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,553	484,845
EnergySolutions, LLC	Oil & Gas	Term Loan B	Loan	6.75%	5/29/2020	$937,857	921,126	942,546
Enviromental Resources Management	Services: Business	Term Loan	Loan	5.00%	5/14/2021	$1,000,000	990,000	985,000
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$975,056	972,887	955,555
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,987,481	1,982,274	1,972,575
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,985,000	2,971,883	2,975,687
First Data Corporation	Financial Intermediaries	2017 Second New Dollar Term Loan	Loan	3.74%	3/23/2018	$2,790,451	2,729,399	2,785,568
First Data Corporation	Financial Intermediaries	2018 Dollar Term Loan	Loan	4.24%	3/24/2021	$2,111,028	2,021,476	2,115,777
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,492,500	1,482,322	1,421,606
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,982,462	1,982,212	1,835,423
Four Seasons Holdings Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	3.50%	6/27/2020	$493,750	493,750	491,281
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$201,157	200,308	199,146
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$786,343	783,060	778,479
Gardner Denver, Inc.	Oil & Gas	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,476,212	2,467,608	2,377,164
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/3/2021	$498,750	493,763	494,885
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.25%	5/29/2020	$802,956	789,932	797,182
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,724,136	4,709,712	4,649,353
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,755,515	2,747,025	2,719,914
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	4.75%	4/30/2019	$3,333,333	3,296,753	3,347,933
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$3,395,892	3,381,240	3,353,443
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,995,000	1,981,582	1,965,075
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$487,500	485,460	488,963
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.99%	5/1/2018	$5,663,006	5,409,534	5,658,872
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	4.00%	3/12/2018	$2,940,000	2,975,234	2,927,152
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,990,000	1,972,040	1,999,950
Huntsman International LLC	Chemicals/Plastics	Extended Term B Loan	Loan	2.69%	4/19/2017	$3,880,270	3,866,113	3,872,199
Husky Injection	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$498,099	495,886	495,818
Ikaria, Inc.	Healthcare & Pharmaceuticals	Initial Term Loan (First Lien)	Loan	5.00%	2/12/2021	$435,702	433,809	434,251
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,211,036	2,194,068	2,190,650
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,000,000	1,990,539	1,993,760
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$965,206	965,206	906,493
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$497,576	496,332	492,913
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.00%	5/4/2018	$2,477,613	2,453,687	2,477,167
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,995,000	2,968,450	2,961,306
La Quinta Holdings, Inc.	Lodging & Casinos	Term Loan (First Lien)	Loan	4.00%	4/14/2021	$451,283	449,626	450,719
Level 3 Financing, Inc.	Telecommunications	Term Loan B	Loan	4.50%	1/31/2022	$500,000	496,541	502,085
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$498,750	496,409	491,269
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$491,250	491,250	488,258
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,492,500	1,485,638	1,488,769
Microsemi Corporation	Electronics/Electric	Incremental Term Loan	Loan	3.50%	2/19/2020	$2,393,981	2,389,500	2,381,509
Microsemi Corporation	Electronics/Electric	Term Loan	Loan	3.75%	2/19/2020	$172,170	172,170	171,309
Midas Intermediate Holdco II, LLC	Automotive	Delayed Draw Term Loan	Loan	4.75%	8/18/2021	$25,253	25,253	25,364
Midas Intermediate Holdco II, LLC	Automotive	Term Loan B	Loan	4.75%	8/18/2021	$224,122	223,063	225,103
Millenium Laboratories, LLC	Drugs	Term Loan	Loan	5.25%	4/16/2021	$1,492,500	1,479,041	1,489,396
Mitel US Holdings, Inc.	Telecommunications	Term Loan	Loan	5.25%	1/31/2020	$196,558	195,710	196,411
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$445,455	444,453	442,033
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$995,000	986,186	996,244
National CineMedia, LLC	Leisure Goods/Activities/Movies	Term Loan (2013)	Loan	2.95%	11/26/2019	$1,086,207	1,058,933	1,067,198
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$997,500	992,907	996,253
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,730	240,418
Newsday, LLC	Publishing	Term Loan	Loan	3.69%	10/12/2016	$2,215,385	2,214,305	2,201,538
Nortek, Inc.	Electronics/Electric	Term B Loan	Loan	3.75%	10/30/2020	$995,000	992,803	986,921
Novelis, Inc.	Conglomerate	Initial Term Loan	Loan	3.75%	3/10/2017	$4,807,530	4,817,740	4,799,502
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.00%	12/28/2018	$486,250	486,250	480,780
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,861,225	3,842,164	3,850,761
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$797,986	797,986	791,004
Ollie’s Bargain Outlet, Inc	Retailers (Except Food and Drugs)	Term Loan	Loan	4.75%	9/30/2019	$977,052	972,882	962,396
On Assignment, Inc.	Services: Business	Initial Term B Loan	Loan	3.50%	5/15/2020	$1,311,364	1,303,451	1,301,528
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$4,074,401	4,059,378	4,078,842
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	4.75%	10/1/2021	$—	—	—
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$498,750	495,208	496,466
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/28/2017	$970,000	970,000	957,875
Orbitz Worldwide, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	4/15/2021	$1,494,994	1,492,711	1,494,755
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,447,901	1,440,712	1,406,274
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$990,000	985,444	947,925
Par Pharmaceutical	Healthcare & Pharmaceuticals	Term Loan B3	Loan	4.25%	9/28/2019	$500,000	497,502	499,065
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	New Loans	Loan	4.00%	11/24/2017	$1,469,388	1,468,520	1,467,066
PetSmart	Retail	Term Loan B	Loan	5.00%	3/11/2022	$1,000,000	995,000	1,007,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	6.25%	9/29/2020	$993,750	984,482	993,750
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	2013 Term Loan	Loan	4.00%	12/5/2018	$1,940,400	1,918,409	1,935,898
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$497,500	495,245	495,948
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,576,466	2,565,560
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$1,488,750	1,482,052	1,488,750
Polymer Group, Inc.	Chemicals/Plastics	Initial Loan	Loan	5.25%	12/19/2019	$495,000	492,860	495,619
Presidio	Services: Business	Term Loan B	Loan	6.25%	2/2/2022	$2,000,000	1,940,655	1,973,760
Prestige Brands, Inc.	Drugs	Term B-1 Loan	Loan	4.13%	1/31/2019	$344,697	341,112	344,697
Prestige Brands, Inc.	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	9/3/2021	$1,861,111	1,858,280	1,860,534
QoL Meds, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	7/15/2020	$1,995,000	1,985,909	1,990,013
Quintiles Transnational Corp.	Conglomerate	Term B-3 Loan	Loan	3.75%	6/8/2018	$3,627,678	3,600,425	3,628,802
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.75%	10/1/2021	$997,500	995,145	996,882
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	9/30/2022	$500,000	497,672	496,250
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$495,000	491,974	494,381
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,646,799	1,648,172	1,642,172
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.00%	12/1/2018	$1,960,200	1,960,200	1,965,767
Riverbed Technology	Technology	Term Loan B	Loan	6.00%	2/25/2022	$1,000,000	995,000	1,007,500
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,916,674	1,898,764	1,906,285
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,492,500	1,485,607	1,479,441
RPI Finance Trust	Drugs	Term B-2 Term Loan	Loan	3.25%	5/9/2018	$5,207,431	5,188,396	5,219,147
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$992,500	988,065	863,475
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$1,000,000	990,433	998,040
Scitor Corporation	Services: Business	Term Loan	Loan	5.00%	2/15/2017	$463,977	462,387	461,077
Seadrill	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$997,481	917,590	806,294
Sensata Technologies B.V./Sensata Technology Finance Company, LLC	Industrial Equipment	Term Loan	Loan	3.25%	5/13/2019	$1,509,445	1,509,445	1,511,603
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,925,067	1,920,548	1,925,067
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,995,000	1,976,650	1,994,641
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.50%	6/30/2021	$997,500	995,166	996,253
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	5.50%	12/10/2020	$225,000	224,471	225,000
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	5.50%	12/10/2020	$1,275,000	1,272,004	1,275,000
Sophia, L.P.	Electronics/Electric	Term B Loan	Loan	4.00%	7/19/2018	$886,138	877,732	884,756
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$2,000,000	1,942,284	1,915,000
Southwire Company, LLC (f.k.a Southwire Company)	Building and Development	Initial Term Loan	Loan	3.25%	2/10/2021	$496,250	495,181	485,084
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,967,681	2,957,888	2,952,842
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$992,500	983,723	975,131
STHI Holding	Healthcare & Pharmaceuticals	Term Loan	Loan	4.50%	8/6/2021	$997,500	997,500	994,388
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche C Term Loan	Loan	3.90%	2/28/2017	$285,352	283,117	285,084
SunGard Data Systems Inc. (Solar Capital Corp.)	Conglomerate	Tranche E Term Loan	Loan	4.00%	3/9/2020	$3,707,953	3,618,899	3,706,804
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$238,660	232,462	203,756
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,105	473,314
TGI Friday’s	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$267,977	266,768	267,642
TGI Friday’s	Food Services	Term Loan (Second Lien)	Loan	9.25%	7/15/2021	$2,000,000	2,016,250	2,000,000
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$500,000	496,689	504,790
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,847,054	4,856,484	4,824,661
TransFirst	Financial Intermediaries	Term Loan	Loan	5.50%	11/12/2021	$500,000	495,182	502,815
TransUnion	Financial Intermediaries	Term Loan	Loan	4.00%	4/9/2021	$496,250	495,138	493,977
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,850,000	1,843,008	1,822,250
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$487,566	479,874	481,471
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$974,167	976,455	975,998
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$158,518	157,610	156,734
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$931,046	926,144	920,572
United Surgical Partners International, Inc.	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.75%	4/3/2019	$2,431,749	2,408,580	2,431,749
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	5.00%	6/30/2017	$3,844,964	3,844,749	3,813,935
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,947,446	2,931,982	2,940,549
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,537,415	2,539,683
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,264,058	1,259,623	1,259,634
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,881,003	2,881,003	2,878,294
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	5.00%	6/28/2021	$497,500	495,243	499,366
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,832,876	1,851,978	1,796,218
Waste Industries	Environmental	Term Loan B	Loan	4.25%	2/27/2020	$250,000	249,375	250,520
Wendy’s International, Inc	Food Services	Term B Loan	Loan	3.25%	5/15/2019	$673,630	668,099	670,545

West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,571,560	2,605,923	2,562,998

							$297,760,340	$295,239,268

						Principal/ Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$5,831,797	$5,831,797	$5,831,797

Total cash and cash equivalents						$5,831,797	$5,831,797	$5,831,797

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2015.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
INCREASE FROM OPERATIONS:
Net investment income (loss)	$104,587	$793,848	$(2,143,630)
Net realized gain (loss) from investments	419,096	620,817	(8,815,296)
Net unrealized appreciation (depreciation) on investments	(16,277,895)	(3,874,583)	6,776,871

Net decrease in net assets from operations	(15,754,212)	(2,459,918)	(4,182,055)

Total decrease in net assets	(15,754,212)	(2,459,918)	(4,182,055)
Net assets at beginning of period	(5,803,156)	(3,343,238)	838,817

Net assets at end of period	$(21,557,368)	$(5,803,156)	$(3,343,238)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended February 29, 2016	For the year ended February 28, 2015	For the year ended February 28, 2014
Operating activities
NET DECREASE IN NET ASSETS FROM OPERATIONS	$(15,754,212)	$(2,459,918)	$(4,182,055)
ADJUSTMENTS TO RECONCILE NET DECREASE IN NET ASSETS FROM
OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(56,830)	(167,097)	(10,122)
Net accretion of discount on investments	(280,310)	(454,809)	(568,674)
Amortization of deferred debt financing costs	955,858	953,862	994,602
Loss on extinguishment of debt	—	—	3,442,442
Net realized (gain) loss from investments	(419,096)	(620,817)	8,815,296
Net unrealized (appreciation) depreciation on investments	16,277,895	3,874,583	(6,776,871)
Proceeds from sale and redemption of investments	142,862,138	141,358,326	128,190,654
Purchase of investments	(147,989,317)	(138,738,379)	(55,721,381)
(Increase) decrease in operating assets:
Interest receivable	(407,925)	160,315	134,033
Receivable from open trades	(572,144)	(318,421)	3,330,272
Other assets	—	91,336	(91,336)
Increase (decrease) in operating liabilities:
Interest payable	(5,846)	9,410	(43,645)
Payable from open trades	1,909,523	(4,230,669)	(6,901,250)
Accrued base management fee	(949)	10,904	31,882
Accrued subordinated management fee	(949)	10,904	(97,629)

NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES	(3,482,164)	(520,470)	70,546,218

Financing activities
Borrowings on debt	—	—	277,711,620
Paydowns on debt	—	(1,666,666)	(366,793,378)
Deferred debt financing costs	—	—	(2,250,398)

NET CASH USED BY FINANCING ACTIVITIES	—	(1,666,666)	(91,332,156)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,482,164)	(2,187,136)	(20,785,938)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,831,797	8,018,933	28,804,871

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,349,633	$5,831,797	$8,018,933

Supplemental Information:
Interest paid during the period	$11,702,603	$9,625,726	$11,722,159
Supplemental non-cash information:
Paid-in-kind interest income	$56,830	$167,097	$10,122
Net accretion of discount on investments	$280,310	$454,809	$568,674
Amortization of deferred debt financing costs	$955,858	$953,862	$994,602

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

On October 17, 2013, in a refinancing transaction, the Issuer issued $284.9 million of notes (the “2013-1 CLO Notes”), consisting of Class X Floating Rate Senior Notes, Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the Secured Notes issued in 2008. As of February 29, 2016, Saratoga Investment Corp. owned 100% of the Subordinated Notes of the CLO.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 29, 2016.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 29, 2016 and February 28, 2015, cash and cash equivalents amounted to $2.3 million and $5.8 million, respectively, and are swept on an overnight basis into a money market deposit account and invested in shares of JP Morgan Liquidity Institutional fund held at the Trustee.

Valuation of Investments

The Issuer accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

Included in deferred debt financing costs of $1.7 million as of February 29, 2016 and $1.9 million as of February 28, 2015 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

Deferred debt financing costs of $1.6 million, incurred in connection with the issuance of the Secured Notes, were expensed when the Secured Notes were extinguished on October 17, 2013.

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”) in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the collection period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. The Incentive Management Fee equals 20% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 29, 2016, February 28, 2015 and 2014, no Incentive Management Fees have been paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 29, 2016, February 28, 2015 and 2014, the Issuer paid $0.1 million, $0.1 million, $0.1 million, respectively, for trustee services provided and is included in other expenses in the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 29, 2016, February 28, 2015 and 2014, $5.6 million, $3.7 million and $5.7 million of payments to the Subordinated Notes were included in interest expense on the statements of operations, respectively.

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

New Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact the adoption of this standard has on the Issuer’s financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated accounting guidance provided by ASU 2015-15 was the result of the Emerging Issues Task Force meeting, held on June 18, 2015, at which the SEC staff stated that the SEC would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. As the Issuer previously adopted the provisions of ASU 2015-03 and reclassified all deferred debt financing costs from within total assets to within total liabilities as a contra-liability effective as of February 28, 2015, it has chosen not to avail itself of the updated accounting treatment provided by ASU 2015-15 and continues to include all deferred debt financing costs as a contra-liability within total liabilities.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management does not believe these changes will have a material impact on the Issuer’s financial statements and disclosures.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term “substantial doubt” and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management does not believe these changes will have a material impact on the Issuer’s financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$239,255,853	$45,397,073	$284,652,926
Equity interest	—	190,095	1,768	191,863

Total	$—	$239,445,948	$45,398,841	$284,844,789

The following table presents fair value measurements of investments, by major class, as of February 28, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$294,621,817	$—	$294,621,817
Equity interest	—	617,451	—	617,451

Total	$—	$295,239,268	$—	$295,239,268

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2016:

	Term Loans	Equity Interest	Total
Balance as of February 28, 2015	$—	$—	$—
Net unrealized depreciation	(2,839,083)	(615,683)	(3,454,766)
Purchases and other adjustments to cost	19,713,411	—	19,713,411
Sales and redemptions	(10,930,430)	—	(10,930,430)
Net realized gain from investments	6,887	—	6,887
Net transfers in Level 3(1)	39,446,288	617,451	40,063,739

Balance as of February 29, 2016	$45,397,073	$1,768	$45,398,841

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2016, as market quotes for these investments are only provided by one trading desk.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2015:

Term Loans
Balance as of February 28, 2014	$2,618,899
Net unrealized appreciation	18,651
Purchases and other adjustments to cost	3,840
Sales and redemptions	(2,658,626)
Net realized gain from investments	17,236

Balance as of February 28, 2015	$—

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

The net unrealized depreciation on Level 3 investments held as of February 29, 2016 was $3.4 million, and is included in net unrealized depreciation on investments in the statements of operations. There were no Level 3 investments held as of February 28, 2015.

Significant unobservable inputs used in the fair value measurement of the Level 3 term loans and equity include market quotations available from multiple dealers. A significant increase (decrease) in the market quote, in isolation, would result in a significantly lower (higher) fair value measurement.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
Term loans	45,397,073	Market Comparables	Third-Party Bid	32.00% - 100.00%
Equity interest	1,768	Market Comparables	Third-Party Bid	0.01% - 12.83%

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 29, 2016:

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 28, 2015:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	October 20, 2023	$170,000,000	$170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	October 20, 2023	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.00%	October 20, 2023	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	October 20, 2023	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	October 20, 2023	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	October 20, 2023	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	October 20, 2023	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2023	30,000,000	30,000,000

			$312,400,000	$312,400,000

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 29, 2016:

Debt Security	February 29, 2016
Class A-1 Floating Rate Senior Notes	$168,738,419
Class A-2 Floating Rate Senior Notes	19,899,837
Class B Floating Rate Senior Notes	43,780,120
Class C Deferrable Floating Rate Notes	14,987,621
Class D Deferrable Floating Rate Notes	12,941,289
Class E Deferrable Floating Rate Notes	10,358,170
Class F Deferrable Floating Rate Notes	3,027,150
Subordinated Notes	12,827,980

$286,560,586

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2015:

Debt Security	February 28, 2015
Class A-1 Floating Rate Senior Notes	$168,987,651
Class A-2 Floating Rate Senior Notes	19,973,973
Class B Floating Rate Senior Notes	44,569,451
Class C Deferrable Floating Rate Notes	15,898,369
Class D Deferrable Floating Rate Notes	13,737,672
Class E Deferrable Floating Rate Notes	12,404,616
Class F Deferrable Floating Rate Notes	4,234,225
Subordinated Notes	17,031,146

$296,837,103

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as level 3 liabilities within the fair value hierarchy.

The following table provides the weighted average interest rate for the years ended February 29, 2016, February 28, 2015 and February 28, 2014:

		Weighted Average Interest Rate
Debt Security	Interest Rate	February 29, 2016	February 28, 2015	February 28, 2014
2013-1 CLO Notes
Class X Floating Rate Senior Notes	LIBOR + 1.05%	N/A	1.28%	1.29%
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	1.62%	1.53%	1.54%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	1.82%	1.73%	1.74%
Class B Floating Rate Senior Notes	LIBOR + 2.00%	2.32%	2.23%	2.24%
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	3.22%	3.13%	3.14%
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	3.82%	3.73%	3.74%
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	4.82%	4.73%	4.74%
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	6.07%	5.98%	5.99%
Subordinated Notes	N/A	N/A	N/A	N/A
Secured Notes
Class A Floating Rate Senior Notes	LIBOR + 0.75%	N/A	N/A	1.03%
Class B Floating Rate Senior Notes	LIBOR + 2.50%	N/A	N/A	2.78%
Class C Deferrable Floating Rate Notes	LIBOR + 3.75%	N/A	N/A	4.03%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	N/A	N/A	4.98%
Class E Deferrable Floating Rate Notes	LIBOR + 6.45%	N/A	N/A	6.73%

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

As of February 29, 2016, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $1.3 million, $0.1 million, $0.9 million, $0.6 million, $0.7 million, $1.4 million, and $0.5 million, respectively.

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

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2013—2016). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 29, 2016 and February 28, 2015, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 29, 2016, February 28, 2015 and 2014. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 29, 2016, February 28, 2015 and 2014.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Investment Manager feels that the likelihood of such an event is remote.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 29, 2016 and February 28, 2015, the Issuer is not subject to any material legal proceedings.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 29, 2016 and February 28, 2015, the Issuer had no unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 29, 2016, February 28, 2015 and 2014, the Issuer bought no investments from related parties and sold investments fair valued at $0.0 million, $0.0 million, and $0.3 million, respectively, to the Investment Manager.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 29, 2016, February 28, 2015 and 2014, $5.6 million, $3.7 million, and $5.7 million of payments to the Subordinated Notes were included in interest expense in the statements of operations, respectively.

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

As of February 29, 2016 and February 28, 2015, net assets were $(21.6) million and $(5.8) million, respectively. These amounts include accumulated losses of $(5.8) million and $(3.3) million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 29, 2016, February 28, 2015 and 2014:

	February 29, 2016	February 28, 2015	February 28, 2014
Average subordinated notes’ capital balance(1)	$18,382,072	$25,077,372	$28,471,910
Ratio and supplemental data:
Total Return(2)	(49.59)%	5.34%	4.65%
Net investment income(3)	0.57%	3.17%	(7.53)%
Total expenses(3)	79.34%	49.79%	65.27%
Base management fee(3)	4.07%	3.03%	1.82%
Subordinated management fee(3)	4.07%	3.03%	4.42%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 29, 2016 through May 17, 2016, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.