Form 10-Q
period 2016-05-31
SARATOGA INVESTMENT CORP.
filed 2016-07-13
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 12, 2016 was 5,741,913.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/non-affiliate investments (amortized cost of $254,888,356 and $268,145,090, respectively)	$251,975,004	$271,168,186
Control investments (cost of $12,072,644 and $13,030,751, respectively)	12,452,454	12,827,980

Total investments at fair value (amortized cost of $266,961,000 and $281,175,841, respectively)	264,427,458	283,996,166
Cash and cash equivalents	1,309,111	2,440,277
Cash and cash equivalents, reserve accounts	26,164,331	4,594,506
Interest receivable (net of reserve of $0 and $728,519, respectively)	3,442,047	3,195,919
Management fee receivable	170,494	170,016
Other assets	360,202	350,368
Receivable from unsettled trades	—	300,000

Total assets	$295,873,643	$295,047,252

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(496,064)	(515,906)
SBA debentures payable	103,660,000	103,660,000
Deferred debt financing costs, SBA debentures payable	(2,669,276)	(2,493,303)
Notes payable	61,793,125	61,793,125
Deferred debt financing costs, notes payable	(1,589,192)	(1,694,586)
Dividend payable	—	875,599
Base management and incentive fees payable	5,753,045	5,593,956
Accounts payable and accrued expenses	938,257	855,873
Interest and debt fees payable	1,038,923	1,552,069
Payable for repurchases of common stock	36,887	20,957
Directors fees payable	54,000	31,500
Due to manager	225,070	218,093

Total liabilities	$168,744,775	$169,897,377

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,750,222 and 5,672,227 common shares issued and outstanding, respectively	$5,750	$5,672
Capital in excess of par value	189,751,969	188,714,329
Distribution in excess of net investment income	(26,025,665)	(26,217,902)
Accumulated net realized loss from investments and derivatives	(34,069,644)	(40,172,549)
Accumulated net unrealized appreciation (depreciation) on investments and derivatives	(2,533,542)	2,820,325

Total net assets	127,128,868	125,149,875

Total liabilities and net assets	$295,873,643	$295,047,252

NET ASSET VALUE PER SHARE	$22.11	$22.06

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended May 31, 2016	For the three months ended May 31, 2015
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$6,620,113	$5,648,979
Payment-in-kind interest income from Non-control/Non-affiliate investments	129,090	691,152
Control investments	532,126	590,990

Total interest income	7,281,329	6,931,121
Interest from cash and cash equivalents	3,786	736
Management fee income	373,684	378,746
Other income	249,596	250,564

Total investment income	7,908,395	7,561,167

EXPENSES
Interest and debt financing expenses	2,368,056	1,963,865
Base management fees	1,227,157	1,124,098
Professional fees	359,299	333,444
Administrator expenses	325,000	250,000
Incentive management fees	728,280	1,797,833
Insurance	70,658	87,317
Directors fees and expenses	66,000	51,000
General & administrative	212,209	182,920
Other expense	13,187	—

Total expenses	5,369,846	5,790,477

NET INVESTMENT INCOME	2,538,549	1,770,690

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	6,102,905	73,246
Net unrealized appreciation (depreciation) on investments	(5,353,867)	5,540,969

Net gain on investments	749,038	5,614,215

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,287,587	$7,384,905

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.57	$1.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,737,496	5,422,491

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2016

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 198.2% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$2,004,619	1.6%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.3%

		Total Automotive Aftermarket		7,776,770	8,781,389	6.9%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,198,225	1.7%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,387,440	1.1%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	5,585,665	4.4%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	215,000	0.2%
Avionte Holdings, LLC	Business Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,378,598	2,406,342	1.9%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	Syndicated Loan 5.00% Cash, 9/10/2020	$5,656,667	5,620,832	5,062,717	4.0%
Courion Corporation	Business Services	Second Lien Term Loan 11.00% Cash, 6/1/2021	$15,000,000	14,862,224	14,850,000	11.7%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,021,849	11,100,000	8.7%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$14,000,000	13,880,323	13,938,400	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$3,300,000	3,267,411	3,346,860	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	495,482	0.4%
Finalsite Holdings, Inc.	Business Services	Second Lien Term Loan 10.25% Cash, 5/21/2020	$7,500,000	7,444,463	7,500,000	5.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 6.25% Cash, 10/8/2021	$4,987,500	4,896,207	4,879,271	3.8%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 10.50% Cash, 10/8/2022	$3,000,000	2,915,418	2,940,000	2.3%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	434,992	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan 10.25% Cash, 12/18/2020	$6,920,476	6,866,477	6,920,476	5.5%
Identity Automation Systems (j), (k)	Business Services	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,228,421	5,259,171	4.1%
PCF Number 4, Inc.	Business Services	Second Lien Term Loan 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,033,222	12,904,063	12,902,890	10.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,005,714	8,932,843	9,005,714	7.1%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	343	—	427,186	0.3%

		Total Business Services		101,951,745	101,684,501	80.0%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	8,418	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$212,845	212,845	212,845	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$638,536	638,536	638,536	0.5%

		Total Consumer Products		2,642,623	859,799	0.7%

Expedited Travel L.L.C.	Consumer Services	Common Stock	1,000,000	1,000,000	1,776,185	1.4%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$10,733,455	10,674,863	10,733,455	8.5%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,406,250	5.8%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,519,034	1,510,071	1,505,970	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,963,960	9,822,000	7.7%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,835,176	12,092,400	9.5%

		Total Consumer Services		42,484,070	43,336,260	34.1%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750,000	750,000	884,948	0.7%
Texas Teachers of Tomorrow, LLC.	Education	Second Lien Term Loan 10.75% Cash, 6/2/2021	$10,000,000	9,906,257	9,900,000	7.8%

		Total Education		11,880,288	10,793,035	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,556,413	9,477,341	9,353,817	7.4%

		Total Food and Beverage		9,477,341	9,353,817	7.4%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,391,235	5,331,651	5,445,147	4.3%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,475,000	11,314,365	10,934,527	8.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	714,565	0.5%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	474,217	0.4%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,144,752	4,036,200	3.2%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	503,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% , 7/15/2021	$7,300,000	7,231,781	7,218,240	5.7%
Smile Brands Group Inc. (d)	Healthcare Services	Syndicated Loan 9.00% (7.50% Cash/1.50% PIK), 8/16/2019	$4,427,968	4,373,169	3,852,332	3.0%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan 5.25% Cash, 8/16/2020	$4,136,911	4,075,783	4,126,569	3.2%

		Total Healthcare Services		38,478,578	37,304,797	29.3%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,819,107	8,703,287	8,819,107	6.9%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,574,097	1,600,000	1.3%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	288,204	0.2%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,683,366	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,917,906	2.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	467,504	0.4%

		Total Media		10,777,384	15,776,087	12.4%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,564	582,750	0.4%
Elyria Foundry Company, L.L.C.	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.7%

		Total Metals		17,717,564	9,082,750	7.1%

Mercury Network, LLC	Real Estate	First Lien Term Loan 9.75% Cash, 4/24/2020	$9,004,348	8,928,626	8,958,426	7.0%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	458,478	0.4%

		Total Real Estate		9,341,669	9,416,904	7.4%

Sub Total Non-control/Non-affiliated investments				254,888,356	251,975,004	198.2%

Control investments - 9.8% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 17.88%, 10/17/2023	$30,000,000	12,072,644	12,452,454	9.8%

Sub Total Control investments				12,072,644	12,452,454	9.8%

TOTAL INVESTMENTS - 208.0% (b)				$266,961,000	$264,427,458	208.0%

	Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 21.6%
U.S. Bank Money Market (l)	$27,473,442	$27,473,442	$27,473,442	21.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$27,473,442	$27,473,442	$27,473,442	21.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,128,868 as of May 31, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 17.88% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

			Sales	Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	(Cost)	Income	Fee Income	Gains/(Losses)	Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$532,126	$373,684	$—	$379,810

(g)	Non-income producing at May 31, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of May 31, 2016 (see Note 7).
(k)	The entire commitment was unfunded at May 31, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of May 31, 2016.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2016

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 216.6% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,695,303	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.4%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	6,235,209	5.0%

		Total Automotive Aftermarket		8,257,305	14,707,282	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,676,909	2.1%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,689,568	1.3%
Polar Holding Company, Ltd. (a), (i)	Building Products	First Lien Term Loan 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	6,366,477	5.0%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	169,850	0.1%
Avionte Holdings, LLC	Business Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,376,045	2,382,844	1.9%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	Syndicated Loan 5.00% Cash, 9/10/2020	$5,671,667	5,633,920	4,520,318	3.6%
Courion Corporation	Business Services	Second Lien Term Loan 11.00% Cash, 6/1/2021	$15,000,000	14,856,720	14,850,000	11.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,025,101	10,950,000	8.8%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$14,000,000	13,873,485	13,806,098	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,305,033	8,568,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	577,020	0.5%
Finalsite Holdings, Inc.	Business Services	Second Lien Term Loan 10.25% Cash, 5/21/2020	$7,500,000	7,440,729	7,500,000	6.0%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	First Lien Term Loan 6.25% Cash, 10/8/2021	$5,000,000	4,904,573	4,895,000	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC) (d)	Business Services	Second Lien Term Loan 10.50% Cash, 10/8/2022	$3,000,000	2,912,784	2,910,000	2.3%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	427,409	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan 10.25% Cash, 12/18/2020	$6,900,000	6,842,573	6,900,000	5.5%
Identity Automation Systems (j), (k)	Business Services	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,224,422	5,259,171	4.2%
PCF Number 4, Inc.	Business Services	Second Lien Term Loan 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,000,000	12,870,023	12,870,000	10.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,035,515	8,952,442	9,035,515	7.2%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	343	—	354,819	0.3%

		Total Business Services		106,950,466	105,976,044	84.6%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.50% Cash, 7/17/2020	$6,800,000	6,733,661	6,800,000	5.4%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$210,456	210,456	210,456	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$631,369	631,369	631,369	0.5%

		Total Consumer Products		9,366,728	7,641,825	6.1%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,647,767	1.3%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,475,490	11,401,380	11,647,623	9.3%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,450,500	6.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,572,921	1,562,787	1,556,248	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,962,104	9,827,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,829,030	10,980,000	8.8%

		Total Consumer Services		43,255,301	43,109,138	34.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	785,475	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan 10.75% Cash, 6/2/2021	$10,000,000	9,902,816	9,900,000	7.9%

		Total Education		11,876,847	10,693,562	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,622,319	9,527,041	9,131,048	7.3%

		Total Food and Beverage		9,527,041	9,131,048	7.3%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,404,747	5,339,820	5,404,747	4.3%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,550,000	11,377,810	11,459,418	9.2%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	810,642	0.7%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	334,000	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,141,519	3,822,000	3.0%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% , 7/15/2021	$7,300,000	7,228,452	7,227,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	Syndicated Loan 10.50% (9.00% Cash/1.50% PIK), 8/16/2019	$4,420,900	4,362,266	3,216,647	2.6%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan 5.25% Cash, 8/16/2020	$4,207,821	4,142,093	4,130,692	3.3%

		Total Healthcare Services		38,590,960	36,905,146	29.6%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,937,982	8,812,479	8,937,983	7.1%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,572,821	1,600,000	1.3%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	314,683	0.3%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,889,542	1.5%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	3,309,121	2.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	523,012	0.4%

		Total Media		10,885,300	16,574,341	13.2%

Elyria Foundry Company, L.L.C.	Metals	Common Stock	35,000	9,217,564	2,026,150	1.6%
Elyria Foundry Company, L.L.C.	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	10,526,150	8.4%

Mercury Network, LLC	Real Estate	First Lien Term Loan 9.75% Cash, 4/24/2020	$9,025,000	8,944,211	9,025,000	7.2%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	512,173	0.4%

		Total Real Estate		9,357,254	9,537,173	7.6%

Sub Total Non-control/Non-affiliated investments				268,145,090	271,168,186	216.6%

Control investments - 10.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.14%, 10/17/2023	$30,000,000	13,030,751	12,827,980	10.3%

Sub Total Control investments				13,030,751	12,827,980	10.3%

TOTAL INVESTMENTS - 226.9% (b)				$281,175,841	$283,996,166	226.9%

	Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 5.6%
U.S. Bank Money Market (l)	$7,034,783	$7,034,783	$7,034,783	5.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$7,034,783	$7,034,783	$7,034,783	5.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,149,875 as of February 29, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.14% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/(Losses)	Net Unrealized Depreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,665,648	$1,494,779	$—	$(202,771)

(g)	Non-income producing at February 29, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 29, 2016 (see Note 7).
(k)	The entire commitment was unfunded at February 29, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended May 31, 2016	For the three months ended May 31, 2015
INCREASE FROM OPERATIONS:
Net investment income	$2,538,549	$1,770,690
Net realized gain from investments	6,102,905	73,246
Net unrealized appreciation (depreciation) on investments	(5,353,867)	5,540,969

Net increase in net assets from operations	3,287,587	7,384,905

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(2,346,311)	(6,894,523)

Net decrease in net assets from shareholder distributions	(2,346,311)	(6,894,523)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	1,750,901	402,200
Repurchases of common stock	(713,184)	—

Net increase in net assets from capital share transactions	1,037,717	402,200

Total increase in net assets	1,978,993	892,582
Net assets at beginning of period	125,149,875	122,598,742

Net assets at end of period	$127,128,868	$123,491,324

Net asset value per common share	$22.11	$22.75

Common shares outstanding at end of period	5,750,222	5,428,758

Distribution in excess of net investment income	$(26,025,665)	$(29,029,436)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended May 31, 2016	For the three months ended May 31, 2015
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$3,287,587	$7,384,905
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Paid-in-kind interest income	(134,256)	(597,336)
Net accretion of discount on investments	(136,568)	(143,205)
Amortization of deferred debt financing costs	262,663	217,658
Net realized gain from investments	(6,102,905)	(73,246)
Net unrealized (appreciation) depreciation on investments	5,353,867	(5,540,969)
Proceeds from sales and redemptions of investments	20,588,570	7,323,338
Purchase of investments	—	(23,174,833)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(21,569,825)	12,311,321
Interest receivable	(246,128)	(324,128)
Management fee receivable	(478)	(2,614)
Other assets	(9,834)	(4,847)
Receivable from unsettled trades	300,000	—
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	159,089	929,376
Accounts payable and accrued expenses	82,384	(167,306)
Interest and debt fees payable	(513,146)	(492,838)
Payable for repurchases of common stock	15,930	—
Directors fees payable	22,500	7,500
Due to manager	6,977	10,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,366,427	(2,337,224)

Financing activities
Borrowings on debt	—	3,200,000
Paydowns on debt	—	(1,000,000)
Payments of deferred debt financing costs	(313,400)	(152,773)
Repurchases of common stock	(713,184)	—
Payments of cash dividends	(1,471,009)	(899,034)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,497,593)	1,148,193

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,131,166)	(1,189,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,440,277	1,888,158

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,309,111	$699,127

Supplemental information:
Interest paid during the period	$2,618,539	$2,239,045

Supplemental non-cash information:
Paid-in-kind interest income	$134,256	$597,336
Net accretion of discount on investments	$136,568	$143,205
Amortization of deferred debt financing costs	$262,663	$217,658
Stock dividend distribution	$1,750,901	$402,200

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed the initial public offering (“IPO”) on March 28, 2007. The Company has elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). The Company expects to continue to qualify and to elect to be treated, for tax purposes, as a RIC. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments.

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.”.

The Company is externally managed and advised by the investment adviser, Saratoga Investment Advisors, LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”). Prior to July 30, 2010, the Company was managed and advised by GSCP (NJ), L.P.

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Mercury, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies”(“ASC Topic 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the three months ended May 31, 2016.

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

As of May 31, 2016, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, representing payments received on secured investments or other reserved amounts associated with our $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within our wholly-owned subsidiary, SBIC LP.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with the senior management of our Manager; and

•	An independent valuation firm, engaged by our board of directors, reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Investment Transactions and Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums on investments.

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

Other Income

Other income includes dividends received, origination fees, structuring fees and advisory fees, and is recorded in the consolidated statements of operations when earned.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight line method over the life of the respective facility and debt securities. Financing costs incurred in connection with our SBA debentures are deferred and amortized using the effective yield method over the life of the debentures.

Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has adopted the provisions of ASU 2015-03 as of February 28, 2015, by reclassifying deferred debt financing costs from within total assets to within total liabilities as a contra-liability. Prior period amounts were reclassified to conform to the current period presentation.

Contingencies

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote. Therefore, the Company has not accrued any liabilities in connection with such indemnifications.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company.

Income Taxes

The Company has filed an election to be treated, for tax purposes, as a RIC under Subchapter M of the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2016, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2016 and February 29, 2016, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain such capital gains for reinvestment.

We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations, relating to the capital gains incentive fee payable on the consolidated statements of assets and liabilities, by the Company to its investment adviser when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains, net of realized and unrealized losses for the period.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the Leases (“ASC Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$13,042	$13,042
First lien term loans	—	—	131,492	131,492
Second lien term loans	—	—	89,519	89,519
Structured finance securities	—	—	12,452	12,452
Equity interests	—	—	17,922	17,922

Total	$—	$—	$264,427	$264,427

The following table presents fair value measurements of investments, by major class, as of February 29, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$11,868	$11,868
First lien term loans	—	—	144,643	144,643
Second lien term loans	—	—	88,178	88,178
Structured finance securities	—	—	12,828	12,828
Equity interests	—	—	26,479	26,479

Total	$—	$—	$283,996	$283,996

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation (depreciation) on investments	1,242	(363)	1,268	583	(8,084)	(5,354)
Purchases and other adjustments to cost	26	164	73	—	8	271
Sales and redemptions	(95)	(13,078)	—	(959)	(6,457)	(20,589)
Net realized gain from investments	1	126	—	—	5,976	6,103

Balance as of May 31, 2016	$13,042	$131,492	$89,519	$12,452	$17,922	$264,427

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur.

The net change in unrealized appreciation (depreciation) for the three months ended May 31, 2016 on investments still held as of May 31, 2016 is $467,145 and is included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Equity interests	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation (depreciation) on investments	(240)	29	(22)	1,036	609	4,129	5,541
Purchases and other adjustments to cost	11	17,941	5,056	494	—	413	23,915
Sales and redemptions	(283)	(6,174)	(86)	—	(780)	—	(7,323)
Net realized gain from investments	4	69	—	—	—	—	73
Restructures in	—	—	—	101	—	—	101
Restructures out	—	—	—	—	—	(101)	(101)

Balance as of May 31, 2015	$17,794	$157,072	$40,551	$5,861	$16,860	$24,606	$262,744

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur.

The net change in unrealized appreciation (depreciation) for the three months ended May 31, 2015 on investments still held as of May 31, 2015 was $5,493,439 and was included in net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	13,042	Market Comparables	Third-Party Bid (%)	86.0% - 99.8%
First lien term loans	131,492	Market Comparables	Market Yield (%)	6.8% - 15.5%
			EBITDA Multiples (x)	1.0x
			Third-Party Bid (%)	92.5% - 99.4%
Second lien term loans	89,519	Market Comparables	Market Yield (%)	10.3% - 15.0%
			Third-Party Bid (%)	98.0% - 100.5%
Structured finance securities	12,452	Discounted Cash Flow	Discount Rate (%)	19.0%
Equity interests	17,922	Market Comparables	EBITDA Multiples (x) Revenue Multiples	2.9x - 11.0x 1.8x - 3.0x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	11,868	Market Comparables	Third-Party Bid (%)	72.5% - 98.2%
First lien term loans	144,643	Market Comparables	Market Yield (%)	6.8% - 15.5%
			EBITDA Multiples (x)	1.0x
			Revenue Multiples Third-Party Bid	91.3 - 98.9
Second lien term loans	88,178	Market Comparables	Market Yield (%)	0.0% - 15.0%
			Third-Party Bid (%)	91.5% - 98.6%
Structured finance securities	12,828	Discounted Cash Flow	Discount Rate (%)	20.0%
Equity interests	26,479	Market Comparables	EBITDA Multiples (x) Revenue Multiples	6.8x - 16.4x

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the EBITDA or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of May 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,070	5.3%	$13,042	4.9%
First lien term loans	133,457	50.0	131,492	49.7
Second lien term loans	89,559	33.5	89,519	33.9
Structured finance securities	12,073	4.5	12,452	4.7
Equity interests	17,802	6.7	17,922	6.8

Total	$266,961	100.0%	$264,427	100.0%

The composition of our investments as of February 29, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,138	5.0%	$11,868	4.2%
First lien term loans	146,246	52.0	144,643	50.9
Second lien term loans	89,486	31.9	88,178	31.1
Structured finance securities	13,031	4.6	12,828	4.5
Equity interests	18,275	6.5	26,479	9.3

Total	$281,176	100.0%	$283,996	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2016. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+375bps / $99.50

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the priority of payments after making the prior distributions on the relevant payment date. For the three months ended May 31, 2016 and May 31, 2015, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.5 million and $0.6 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee as the 12.0% hurdle rate has not yet been achieved.

At May 31, 2016, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $12.5 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At May 31, 2016, Saratoga CLO had investments with a principal balance of $305.3 million and a weighted average spread over LIBOR of 4.38%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.84%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2016, the total “spread”, or projected future cash flows of the subordinated notes, over the life of Saratoga CLO was $12.7 million, which had a present value of approximately $12.5 million, using a 19.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2016 (unaudited) and February 29, 2016 and for the three months ended May 31, 2016 and May 31, 2015 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	May 31, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $302,165,524 and $300,112,538, respectively)	$296,151,177	$284,652,926
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	67,271	191,863

Total investments at fair value (amortized cost of $305,696,742 and $303,643,756, respectively)	296,218,448	284,844,789
Cash and cash equivalents	2,663,033	2,349,633
Receivable from open trades	4,917,860	2,691,831
Interest receivable	1,732,199	1,698,562

Total assets	$305,531,540	$291,584,815

LIABILITIES
Interest payable	$661,241	$626,040
Payable from open trades	11,334,374	7,123,854
Accrued base management fee	85,247	85,008
Accrued subordinated management fee	85,247	85,008
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,274,881)	(1,319,258)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(132,150)	(136,750)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(858,446)	(888,328)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(534,473)	(553,078)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(693,788)	(717,938)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,307,991)	(1,353,521)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(475,740)	(492,300)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,660,294)	(1,716,554)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$317,628,346	$313,142,183

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(21,557,623)	(5,803,406)
Net gain/(loss)	9,460,567	(15,754,212)

Total net assets	(12,096,806)	(21,557,368)

Total liabilities and net assets	$305,531,540	$291,584,815

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended May 31, 2016	For the three months ended May 31, 2015
INVESTMENT INCOME
Interest from investments	$3,788,336	$3,512,587
Interest from cash and cash equivalents	771	290
Other income	243,301	164,115

Total investment income	4,032,408	3,676,992

EXPENSES
Interest expense	3,281,015	2,846,636
Professional fees	18,482	59,222
Miscellaneous fee expense	8,244	4,925
Base management fee	186,842	189,373
Subordinated management fee	186,842	189,373
Trustee expenses	26,688	31,284
Amortization expense	239,963	239,963

Total expenses	3,948,076	3,560,776

NET INVESTMENT INCOME	84,332	116,216

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	55,562	42,561
Net unrealized appreciation/(depreciation) on investments	9,320,673	(85,832)

Net gain/(loss) on investments	9,376,235	(43,271)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,460,567	$72,945

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

May 31, 2016

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$13,384
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	190
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%		14,813	964,466	53,697
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$491,250	487,536	472,214
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/26/2021	$1,970,100	1,957,539	1,963,953
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/29/2022	$496,250	494,069	496,250
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,464,975	2,461,937	2,454,203
AgroFresh	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,985,000	1,976,192	1,940,338
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$2,482,500	2,340,000	2,271,488
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	4/16/2021	$398,056	396,749	400,047
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,375,900	3,359,650	3,374,853
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/20/2022	$924,936	922,841	922,235
Alion Science T/L B (1st Lien)	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/19/2021	$2,977,500	2,964,159	2,873,288
Alliance HealthCare T/L B	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$992,284	987,715	947,632
APCO Holdings, Inc.	Automotive	Term Loan	Loan	7.00%	1/31/2022	$2,000,000	1,945,000	1,940,000
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$242,690	241,617	240,263
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,142,407	3,142,407	3,146,335
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,583,471	2,561,885	2,585,306
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	5.00%	8/4/2022	$2,462,500	2,451,257	2,454,300
Auction.com	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,516,637	2,516,201	2,491,471
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$2,156,953	2,154,428	2,146,168
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	6/5/2020	$1,485,000	1,482,309	1,460,408
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$490,000	488,188	485,713
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,314,499	1,305,573	1,318,232
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,439,716	1,439,051	1,432,517
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/20/2022	$995,000	992,757	990,960
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,974,747	1,923,739	1,753,418
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,472,456	1,461,156	1,467,096
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,901,865	1,906,959	1,800,438
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,763	1,865,744
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$982,500	974,286	982,087
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,935,132	1,935,705	1,929,094
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$1,498,941	1,501,133	1,504,877
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$491,251	489,388	492,096
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$4,146,294	4,152,886	4,140,365
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$1,622,043	1,617,734	1,621,540
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,020,000	994,045	999,345
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,876,773	1,826,397	1,847,551
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$230,710	229,718	228,980
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$1,979,950	1,958,429	1,962,625
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,985,000	1,973,986	1,969,497
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	12/29/2022	$497,500	496,393	498,331
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,726	1,349,453
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$1,995,000	1,893,680	1,974,631
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,436,782	1,416,649	1,394,583
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,560,202	1,560,202	1,521,197
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$733,125	732,447	619,491
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,481,306	1,468,467	1,459,087
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$769,620	744,691	749,418
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	756,844	738,130
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,844	331,711
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$1,990,000	1,981,064	2,000,786
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	8.75%	3/19/2018	$2,401,521	2,390,937	2,401,521
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,887,413	2,875,592	2,887,413
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	996,003	985,160
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,261	1,850,030
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/7/2021	$926,971	923,352	909,590
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/7/2021	$1,000,000	981,502	987,500
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	5.25%	11/6/2023	$500,000	495,047	500,470
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$496,250	494,305	485,859
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,947,500	2,941,280	2,895,919
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$2,456,135	2,430,978	2,357,890
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$1,977,500	1,968,257	1,969,254
Edelman Financial Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.50%	12/19/2022	$1,496,250	1,467,820	1,481,916
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	486,197	138,042
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$908,127	883,765	36,325
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$483,409	481,525	485,826
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,909	478,335
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	992,401	940,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	9/26/2022	$997,500	995,176	983,425
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$937,857	924,510	909,721
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$962,587	961,085	827,026
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,962,387	1,958,255	1,957,481
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	5.50%	1/15/2021	$1,000,000	990,248	1,005,000
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,947,500	2,936,632	2,780,966
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.43%	3/24/2021	$2,111,028	2,037,691	2,119,831
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	12/1/2022	$1,496,250	1,468,264	1,491,582
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,934,146	1,905,782	1,920,452
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,693,749	1,694,391	1,574,560
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$198,611	197,919	195,509
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$776,389	773,748	764,262
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,444,868	2,439,045	2,260,134
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/5/2021	$485,406	480,552	469,023
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$2,127,277	2,122,467	2,118,641
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,690,281	2,683,048	2,485,147
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$2,000,000	1,976,119	2,000,620
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,236,890	1,232,586	1,224,521
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,963,979	1,931,757	1,959,070
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	7.00%	5/17/2023	$1,500,000	1,440,000	1,446,570
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$471,875	470,370	466,864
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.36%	5/1/2018	$2,114,243	2,055,248	2,122,171
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$248,125	247,040	249,986
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	6.25%	10/8/2021	$1,496,250	1,437,838	1,463,826
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	12/10/2021	$248,741	246,407	249,285
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	$2,902,500	2,922,871	2,899,772
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,965,000	1,951,142	1,960,088
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$995,000	992,749	998,313
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.52%	4/19/2019	$3,802,135	3,777,603	3,795,025
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$489,952	488,140	488,522
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	7.00%	3/30/2022	$500,000	492,673	501,250
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,182,611	2,169,384	2,138,566
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,474,490	2,462,375	2,464,592
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$497,500	496,346	491,072
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$953,050	953,050	707,640
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$491,515	490,563	412,873
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$992,500	988,013	977,613
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,446,330	2,431,726	2,445,009
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,957,563	2,936,295	2,447,383
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	6.00%	1/6/2022	$2,500,000	2,260,485	2,463,275
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.38%	11/25/2022	$1,975,000	1,909,490	1,930,563
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$1,995,000	1,976,292	1,999,988
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	5.00%	5/4/2022	$1,000,000	995,017	1,003,250
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$492,500	490,586	488,038
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$485,000	485,000	485,684
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,209,044	1,204,541	1,212,502
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$989,929	985,579	988,998
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	5.25%	1/15/2023	$1,487,647	1,444,958	1,501,408
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$246,250	245,220	246,558
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$347,727	345,989	350,120
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$982,500	975,569	940,744
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$985,030	981,980	981,750
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,744	225,625
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$1,000,000	986,250	1,007,080
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	7.50%	12/21/2020	$2,002,025	1,816,762	1,500,517
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$982,533	972,795	978,848
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.63%	1/30/2023	$2,000,000	1,932,192	1,987,500
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	6/2/2022	$4,759,070	4,738,112	4,743,460
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$1,995,000	1,976,309	1,977,544
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,472	980,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.75%	12/28/2018	$477,298	477,298	476,501
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,812,100	3,799,998	3,808,288
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.56%	7/31/2022	$995,000	992,749	992,821
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$1,786,810	1,767,709	1,787,561
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	5.50%	8/14/2021	$250,000	249,375	250,625
Om Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	7.00%	10/28/2021	$1,000,000	900,249	952,500
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	5.25%	3/31/2023	$500,000	492,614	503,230
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,777,808	3,767,299	3,700,362
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$492,500	489,549	434,631
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/30/2017	$2,936,828	2,935,776	2,922,144
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,428,962	1,423,722	1,364,658
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$977,500	973,821	885,859
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$222,500	221,517	216,381
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	5.75%	1/15/2023	$997,500	978,483	1,003,734
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.62%	1/15/2023	$997,500	978,480	1,003,365
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$990,000	985,552	990,089
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$952,143	945,000	948,172
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,916,021	1,904,545	1,917,228
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$491,250	489,366	488,794
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,410,858	2,402,881	2,416,885
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$699,357	696,578	694,986
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$2,397,498	2,339,487	2,382,514
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$1,990,000	1,981,160	2,003,691
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$500,000	497,926	435,000
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	10/3/2022	$935,991	933,651	912,591
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$488,750	486,339	487,733
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$496,250	495,112	497,104
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$2,053,260	2,043,853	2,017,328
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,625,954	1,627,152	1,616,247
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,916,627
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,896,888	1,886,472	1,894,517
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,473,750	1,468,151	1,458,276
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$496,250	494,014	495,754
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,479	474,585
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$3,142,175	3,142,175	3,152,638
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6.75%	6/1/2023	$2,000,000	1,880,000	1,880,840
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	5.50%	12/2/2022	$825,000	808,530	829,422
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	5.50%	12/2/2022	$675,000	661,524	678,618
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$980,000	976,338	735,000
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$987,500	979,760	975,156
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,940,472	1,977,528
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$984,887	920,503	463,714
Sensus USA Inc.	Utilities	Term Loan	Loan	6.50%	4/5/2023	$1,900,135	1,894,683	1,900,135
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,970,000	1,954,950	1,977,388
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.94%	6/30/2021	$985,000	983,058	966,531
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	9/18/2021	$1,990,000	1,972,076	1,977,563
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$209,637	209,216	209,287
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,187,944	1,185,554	1,185,960
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$1,990,000	1,980,819	1,988,348
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,912,500	1,869,937	1,367,438
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,891,200	2,883,896	2,558,712
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$930,673	923,879	912,059
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$221,073	219,104	90,087
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$1,740,000	1,730,816	1,726,950
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,255,833	1,254,607	1,254,264
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$468,977	466,281	352,905
TaxACT, Inc.	Services: Business	Term Loan B	Loan	7.00%	1/3/2023	$1,800,000	1,748,381	1,800,000
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,648,174	1,646,663
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,497	934,853
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$1,488,058	1,431,660	1,487,136
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,266,270	4,272,377	4,267,593
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$2,705,290	2,689,552	2,678,237
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,831,967	1,835,101
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	6.50%	4/13/2023	$500,000	492,618	503,125
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$868,969	870,550	872,775
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$156,480	156,021	155,698
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$919,021	916,538	914,426
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	7/1/2022	$2,985,000	2,971,597	2,975,926
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,908,834	2,896,976	2,908,368
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,517,614	2,507,628	2,481,108
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,011,393	1,012,790
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,482,839
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.25%	2/13/2023	$1,000,000	971,245	1,011,880
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/27/2021	$491,250	489,339	486,745
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,736,392	1,748,193	972,380
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,428,527	2,449,004	2,425,491
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	6.25%	5/1/2023	$2,000,000	1,940,138	1,993,120
Windstream Corporation	Telecommunications	Term Loan B6	Loan	5.75%	3/29/2021	$250,000	243,929	250,313
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.50%	6/27/2022	$2,977,500	2,964,086	2,975,648

							$305,696,742	$296,218,448

						Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$2,663,033	$2,663,033	$2,663,033

Total cash and cash equivalents						$2,663,033	$2,663,033	$2,663,033

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2016.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2016

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$1,673
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	95
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%		14,813	964,466	190,095
24 Hour Holdings III LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$492,500	488,586	455,154
Acosta Holdco Inc.	Media	Term Loan B1	Loan	4.25%	9/26/2021	$1,972,936	1,959,834	1,855,389
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/29/2022	$497,500	495,228	495,221
Advantage Sales & Marketing Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,471,231	2,468,039	2,342,826
AgroFresh	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,990,000	1,980,704	1,935,275
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$985,000	985,000	797,850
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	4/16/2021	$398,056	396,681	396,066
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,384,425	3,367,410	3,302,623
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/20/2022	$927,265	925,091	925,365
Alion Science T/L B (1st Lien)	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/19/2021	$2,985,000	2,971,074	2,824,555
Alliance HealthCare T/L B	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$994,856	990,161	906,981
Alliant Holdings T/L B (1st Lien)	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	4.50%	8/12/2022	$995,000	992,679	960,921
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	6.00%	4/4/2022	$480,447	478,240	456,425
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$248,749	247,612	244,190
Aramark Corporation	Food Products	LC-2 Facility	Loan	0.29%	7/26/2016	$9,447	9,445	9,305
Aramark Corporation	Food Products	LC-3 Facility	Loan	0.29%	7/26/2016	$5,244	5,244	5,166
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,150,423	3,150,423	3,126,133
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,596,480	2,573,245	2,441,237
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	5.00%	8/4/2022	$2,478,125	2,466,303	2,270,582
Auction.com	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,522,992	2,522,722	2,491,455
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$2,156,953	2,153,896	2,135,384
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	6/5/2020	$1,488,750	1,485,895	1,397,564
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$491,249	489,361	477,127
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,314,499	1,305,069	1,291,903
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,476,196	1,475,409	1,401,161
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/20/2022	$997,500	995,159	945,131
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,979,798	1,926,080	1,571,821
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,476,212	1,464,327	1,426,390
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,917,168	1,924,101	1,802,138
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,426	1,845,843
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$985,000	976,335	930,826
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	13.25%	3/1/2017	$995,000	991,037	814,656
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,940,113	1,940,984	1,806,730
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,051,828	2,055,060	2,044,564
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$492,501	490,549	487,271
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,647,871	2,670,807	2,539,758
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,628,783	2,621,343	2,566,823
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,022,569	994,876	974,212
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,881,500	1,828,566	1,785,920
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$298,828	297,362	295,840
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$1,984,975	1,962,423	1,865,876
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,990,000	1,978,594	1,847,596
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	12/29/2022	$498,750	497,568	494,176
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,556	1,329,688
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$2,000,000	1,894,483	1,920,000
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,436,782	1,415,977	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,564,182	1,564,182	1,501,615
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$735,000	734,245	536,550
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,485,038	1,471,665	1,433,061
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$771,625	742,910	721,469
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	754,065	734,214
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,690	304,973
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$1,995,000	1,985,759	1,970,063
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	8.75%	3/19/2018	$2,409,739	2,397,948	2,409,739
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,904,989	2,892,348	2,889,854
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,870	925,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,279	1,751,174
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/7/2021	$926,971	923,222	897,614
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/7/2021	$1,000,000	980,687	968,330
DJO Finance LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$497,500	495,435	478,222
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,955,000	2,948,456	2,799,863
Drew Marine Group Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$2,472,161	2,445,601	2,299,110
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$2,985,000	2,970,317	2,869,331
Edelman Financial Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.50%	12/19/2022	$1,500,000	1,470,617	1,459,695
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	485,313	160,630
Education Management LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$893,447	867,647	56,582
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$484,659	482,690	473,148
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,844	468,750
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	991,762	866,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	9/26/2022	$1,000,000	997,602	987,780
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$937,857	923,660	731,528
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$965,081	963,406	719,951
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,967,406	1,962,950	1,908,383
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,955,000	2,943,580	2,345,530
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.93%	3/23/2018	$2,790,451	2,748,229	2,752,780
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.43%	3/24/2021	$2,111,028	2,034,284	2,077,779
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	12/1/2022	$1,500,000	1,470,946	1,412,504
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,976,234	1,945,935	1,850,249
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,962,387	1,962,515	1,504,738
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$199,120	198,391	187,344
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$778,380	775,586	732,346
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,451,137	2,445,005	2,016,452
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/5/2021	$493,750	488,813	433,883
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$693,858	684,537	676,511
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,131,271	4,121,165	4,012,497
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,725,318	2,717,647	2,237,023
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$2,000,000	1,974,077	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,264,036	1,259,418	1,191,354
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,974,982	1,941,456	1,959,340
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$475,000	473,378	421,561
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.36%	5/1/2018	$2,119,664	2,053,127	2,116,294
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$248,750	247,628	248,285
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	12/10/2021	$249,370	246,940	244,929
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	$2,910,000	2,933,230	2,879,998
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,970,000	1,955,325	1,915,825
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$997,500	995,241	983,784
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.52%	4/19/2019	$3,840,541	3,814,577	3,727,245
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,196	489,277	465,757
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,188,296	2,174,333	2,015,049
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,979,592	1,971,967	1,961,439
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$498,750	497,554	468,411
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$955,481	955,481	639,379
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$492,727	491,745	434,832
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$995,000	990,362	925,350
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,452,586	2,436,004	2,392,645
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,965,050	2,942,458	2,683,370
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	6.00%	1/6/2022	$2,500,000	2,252,500	2,250,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$2,000,000	1,980,543	1,900,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$493,750	491,750	475,234
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$486,250	486,250	479,792
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,212,794	1,208,220	1,201,042
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$992,447	987,851	950,268
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	5.25%	1/15/2023	$2,183,824	2,119,162	2,180,177
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$246,875	245,802	244,098
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$376,136	375,400	366,500
MSC Software Corp.	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$985,000	977,601	886,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$987,526	984,296	959,549
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,729	218,750
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$1,000,000	985,784	989,750
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	7.50%	12/21/2020	$2,007,042	1,811,375	1,822,655
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$985,022	974,747	939,464
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.63%	1/30/2023	$2,000,000	1,930,000	1,950,000
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	6/2/2022	$4,771,058	4,749,389	4,440,090
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$2,000,000	1,980,636	1,940,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,269	950,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.75%	12/28/2018	$481,250	481,250	472,829
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,821,925	3,808,282	3,751,449
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.56%	7/31/2022	$997,500	995,164	953,171
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$789,045	789,045	774,645
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,832,558	3,821,232	3,244,912
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$493,749	490,644	459,435
OpenLink International LLC	Services: Business	Term B Loan	Loan	6.25%	10/30/2017	$2,944,496	2,943,282	2,811,994
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,432,750	1,427,110	1,336,039
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$980,000	976,133	774,200
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$248,125	246,994	218,350
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	5.75%	1/15/2023	$1,000,000	980,217	978,590

PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.62%	1/15/2023	$1,000,000	980,216	978,960
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$992,500	987,862	961,176
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$954,643	947,123	941,917
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,920,848	1,911,850	1,872,346
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$492,500	490,535	458,025
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	6/6/2022	$498,750	496,371	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,577,286	2,553,737
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,417,118	2,410,079	2,368,776
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$724,167	721,080	716,020
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,902,292	1,846,615	1,816,688
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$1,995,000	1,985,640	1,924,178
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$938,354	936,008	886,745
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	10/3/2022	$500,000	497,866	400,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$490,000	487,461	482,444
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$497,500	496,320	496,256
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$2,058,445	2,048,627	1,996,692
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,630,123	1,631,387	1,557,647
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,946
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$992,500	988,224	970,873
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,901,835	1,889,759	1,889,150
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,477,500	1,471,640	1,422,094
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$497,500	495,187	479,675
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,388	478,335
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,155,193	5,155,193	5,132,665
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	5.50%	12/2/2022	$825,000	808,500	800,770
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	5.50%	12/2/2022	$675,000	661,500	655,175
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$982,500	978,645	707,400
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$990,000	981,872	904,613
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,939,305	1,937,978
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$987,406	919,799	407,305
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,905,121	1,902,477	1,826,534
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,975,000	1,959,254	1,956,889
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.94%	6/30/2021	$987,500	985,421	952,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	9/18/2021	$1,995,000	1,976,131	1,931,160
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$222,750	222,282	220,801
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,262,250	1,259,600	1,251,205
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$1,995,000	1,985,507	1,911,469
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,937,500	1,891,680	1,541,281
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,904,577	2,896,630	2,207,479
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan 1/16	Loan	4.75%	4/23/2021	$1,000,000	990,308	992,130
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$965,341	957,952	946,034
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$222,900	220,105	67,520
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$992,500	990,554	970,169
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,272,143	1,270,803	1,253,061
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,927	311,944
TaxACT, Inc.	Services: Business	Term Loan B	Loan	7.00%	1/3/2023	$1,860,000	1,805,035	1,804,200
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,647,936	1,636,669
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,333	915,624
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$1,491,826	1,433,943	1,396,722
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,277,294	4,283,815	4,148,975
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$1,946,300	1,939,729	1,917,107
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,831,636	1,776,935
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$482,603	476,598	480,494
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$886,192	887,853	875,673
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$156,888	156,328	155,973
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$921,426	918,393	916,054
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	7/1/2022	$2,992,500	2,978,573	2,840,810
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,916,556	2,903,859	2,832,705
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,539,315	2,385,700
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,011,203	1,005,692
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,452,775
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.25%	2/13/2023	$1,000,000	970,144	993,750
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/27/2021	$492,500	490,508	478,134
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,736,392	1,749,291	1,475,934
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,534,892	2,558,782	2,490,861
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.50%	6/27/2022	$2,985,000	2,971,139	2,932,763

							$303,643,756	$284,844,789

						Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$2,349,633	$2,349,633	$2,349,633

Total cash and cash equivalents						$2,349,633	$2,349,633	$2,349,633

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2016.

Note 5. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 7, 2016, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2016 and May 31, 2015, the Company incurred $1.2 million and $1.1 million in base management fees, respectively. For the three months ended May 31, 2016 and May 31, 2015, the Company incurred $0.6 million and $0.7 million in incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2016 and May 31, 2015, we accrued $0.1 million and $1.1 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two year term of the Administration Agreement and subsequent renewals. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to keep the cap on the payment or reimbursement of expenses by the Company thereunder, unchanged at $1.3 million. In addition, our board of directors intends to review the cap in the next three to six months to determine whether it should be further adjusted in light of differences between our projected and actual expenses and other similar factors.

For the three months ended May 31, 2016 and May 31, 2015, we recognized $0.3 million and $0.3 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2016, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of

February 29, 2016, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the three months ended May 31, 2016 and May 31, 2015, the Company neither bought nor sold any investments from the Saratoga CLO.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

As of May 31, 2016 and February 29, 2016, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2016 and May 31, 2015, we recorded $0.1 million and $0.2 million of interest expense, respectively. For the three months ended May 31, 2016 and May 31, 2015, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rate during the three months ended May 31, 2015 on the outstanding borrowings under the Credit Facility was 6.00%. During the three months ended May 31, 2016 and May 31, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $0.0 million and $9.6 million, respectively.

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

Our borrowing base under the Credit Facility was $20.4 million subject to the Credit Facility cap of $45.0 million at May 31, 2016. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2016 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 29, 2016. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2016, we have funded SBIC LP with $75.0 million of equity capital, and have $103.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2016 and February 29, 2016, there was $103.7 million and $103.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage. $3.9 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended May 31, 2016 and May 31, 2015, we recorded $0.8 million and $0.6 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2016 and May 31, 2015, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended May 31, 2016 and May 31, 2015 on the outstanding borrowings of the SBA debentures was 3.09% and 3.15%, respectively. During the three months ended May 31, 2016 and May 31, 2015, the average dollar amount of SBA debentures outstanding was $103.7 million and $79.0 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of May 31, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

As of May 31, 2016, the carrying amount and fair value of the Notes was $61.8 million and $62.8 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a level 1 liability within the fair value hierarchy. As of May 31, 2016, $2.7 million of financing costs related to the Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the Notes. For the three months ended May 31, 2016, we recorded $1.2 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. For the three months ended May 31, 2015, we recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Notes. During the three months ended May 31, 2016 and May 31, 2015, the average dollar amount of Notes outstanding was $61.8 million and $48.3 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	May 31, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
Identity Automation	1,000	1,000

Total	$2,000	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2016 and May 31, 2015, we incurred $0.07 million and $0.05 million for directors fees and expenses, respectively. As of May 31, 2016 and February 29, 2016, $0.05 million and $0.03 million in directors’ fees expense were accrued and unpaid, respectively. As of May 31, 2016, we had not issued any common stock to our directors as compensation for their services.

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

On March 31, 2016, the Company declared a dividend of $0.41 per share payable on April 27, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. As of May 31, 2016, the Company purchased 70,914 shares of common stock, at the average price of $15.08 for approximately $1.1 million pursuant to this repurchase plan.

Note 10. Earnings Per Share

In accordance with the provisions of FASB ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended May 31, 2016 and May 31, 2015 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and diluted	May 31, 2016	May 31, 2015
Net increase in net assets from operations	$3,288	$7,385
Weighted average common shares outstanding	5,737,496	5,422,491
Weighted average earnings per common share-basic and diluted	$0.57	$1.36

Note 11. Dividend

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

The following tables summarize dividends declared during the three months ended May 31, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$0.41	$2,346

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following tables summarize dividends declared during the three months ended May 31, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.27	$6,895

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2016 and May 31, 2015:

	May 31, 2016	May 31, 2015
Per share data:
Net asset value at beginning of period	$22.06	$22.70
Net investment income(1)	0.44	0.33
Net realized and unrealized gains and losses on investments	0.13	1.03

Net increase in net assets from operations	0.57	1.36
Distributions declared from net investment income	(0.41)	(1.27)

Total distributions to stockholders	(0.41)	(1.27)
Dilution(4)	(0.11)	(0.04)
Net asset value at end of period	$22.11	$22.75
Net assets at end of period	$127,128,868	$123,491,324
Shares outstanding at end of period	5,750,222	5,428,758
Per share market value at end of period	$16.39	$17.42
Total return based on market value(2)	19.71%	10.86%
Total return based on net asset value(3)	4.10%	1.68%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	7.98%	5.80%
Ratio of operating expenses to average net assets	7.15%	6.65%
Ratio of incentive management fees to average net assets(6)	0.58%	1.48%
Ratio of credit facility related expenses to average net assets	7.44%	6.43%
Ratio of total expenses to average net assets	15.17%	18.97%
Portfolio turnover rate(5)	N/A	2.99%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On July 7, 2016, the Company declared a dividend of $0.43 per share payable for the fiscal quarter ended May 31, 2016 to all stockholders of record at the close of business on July 29, 2016, with a payment date on August 9, 2016. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

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

In January 2011, we registered for public resale of the 986,842 shares of our common stock issued to Saratoga Investment Advisors and certain of its affiliates.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of May 31, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•	An independent valuation firm engaged by our board of directors reviews approximately one quarter of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Revenue Recognition

Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums on investments.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Amendments to the Leases (“ASC Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At May 31, 2016	At February 29, 2016
	($ in millions)	($ in millions)
Number of investments(1)	55	59
Number of portfolio companies(1)	32	34
Average investment size(1)	$4.6	$4.6
Weighted average maturity(1)	3.6yrs	3.8yrs
Number of industries(1)	11	11
Average investment per portfolio company(1)	$7.9	$8.0
Non-performing or delinquent investments(1)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$86.3(36.9)%	$97.9(40.0)%
Weighted average current coupon(2)	11.5%	11.5%
Floating rate debt (% of interest bearing portfolio)(2)	$147.8(63.1)%	$146.8(60.0)%
Weighted average current spread over LIBOR(2)	9.1%	9.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in equity interests.

During the three months ended May 31, 2016, we did not invest in any new or existing portfolio companies and had $20.6 million in aggregate amount of exits and repayments resulting in net repayments of $20.6 million for the period.

During the three months ended May 31, 2015, we invested $23.2 million in new or existing portfolio companies and had $7.3 million in aggregate amount of exits and repayments resulting in net investments of $15.9 million for the period.

Our portfolio composition at May 31, 2016 and February 29, 2016 at fair value was as follows:

Portfolio composition

	At May 31, 2016		At February 29, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	4.9%	6.9%	4.2%	8.2%
First lien term loans	49.7	10.7	50.9	10.6
Second lien term loans	33.9	11.3	31.1	11.5
Saratoga CLO subordinated notes	4.7	17.3	4.5	16.4
Equity interests	6.8	N/A	9.3	N/A

Total	100.0%	11.1%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2016 and February 29, 2016 was composed of $305.3 million and $302.7 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2016, $293.7 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and there were no Saratoga CLO portfolio investments in default. At February 29, 2016, $283.3 million or 99.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.8 million.

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

The CMR distribution of our investments at May 31, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At May 31, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$230,192	87.0%	$240,623	84.7%
Yellow	3,852	1.5	4,058	1.4
Red	8	0.0	8	0.0
N/A(1)	30,375	11.5	39,307	13.9

Total	$264,427	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At May 31, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$262,409	88.6%	$251,570	88.3%
Yellow	31,334	10.6	31,752	11.1
Red	2,408	0.8	1,331	0.5
N/A(1)	67	0.0	192	0.1

Total	$296,218	100.0%	$284,845	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2016 and February 29, 2016:

	At May 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$101,685	38.5%	$105,976	37.3%
Consumer Services	43,336	16.4	43,109	15.2
Healthcare Services	37,305	14.1	36,905	13.0
Media	15,776	6.0	16,574	5.8
Structured Finance (1)	12,452	4.7	12,828	4.5
Education	10,793	4.1	10,694	3.8
Real Estate	9,417	3.6	9,537	3.4
Food and Beverage	9,354	3.5	9,131	3.2
Metals	9,083	3.4	10,526	3.7
Automotive Aftermarket	8,781	3.3	14,707	5.2
Building Products	5,585	2.1	6,367	2.2
Consumer Products	860	0.3	7,642	2.7

Total	$264,427	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2016 and February 29, 2016:

	At May 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$41,080	14.0%	$37,308	13.1%
Healthcare & Pharmaceuticals	30,703	10.5	28,339	9.9
Chemicals/Plastics	26,306	8.9	24,714	8.7
Retailers (Except Food and Drugs)	16,502	5.6	18,898	6.6
High Tech Industries	14,306	4.8	9,451	3.3
Aerospace and Defense	12,917	4.4	12,580	4.4
Banking, Finance, Insurance & Real Estate	12,286	4.1	10,175	3.6
Telecommunications	11,891	4.0	11,364	4.0
Industrial Equipment	11,691	3.9	11,777	4.1
Conglomerate	11,630	3.9	11,770	4.1
Electronics/Electric	8,911	3.0	9,342	3.3
Financial Intermediaries	8,862	3.0	13,559	4.8
Leisure Goods/Activities/Movies	8,299	2.8	8,009	2.8
Automotive	7,867	2.7	5,470	1.9
Utilities	7,196	2.4	6,975	2.4
Technology	7,026	2.4	7,774	2.7
Food Services	5,942	2.0	5,944	2.1
Publishing	5,701	1.9	3,029	1.1
Media	5,417	1.8	4,768	1.7
Insurance	5,040	1.7	4,712	1.7
Containers/Glass Products	4,283	1.4	4,168	1.5
Lodging and Casinos	4,241	1.4	4,958	1.8
Food Products	3,146	1.1	5,694	2.0
Drugs	2,973	1.0	2,873	1.0
Food/Drug Retailers	2,797	0.9	2,737	1.0
Brokers/Dealers/Investment Houses	2,692	0.9	2,618	0.9
Hotel, Gaming and Leisure	2,678	0.9	1,917	0.7
Cable and Satellite Television	2,629	0.9	3,557	1.2
Oil & Gas	2,426	0.8	2,273	0.8
Construction & Building	1,969	0.7	2,869	1.0
Nonferrous Metals/Minerals	1,575	0.5	1,505	0.5
Broadcast Radio and Television	1,325	0.4	1,258	0.4
Capital Equipment	1,005	0.3	—	—
Beverage, Food & Tobacco	998	0.3	984	0.3
Environmental Industries	910	0.3	732	0.3
Services: Consumer	748	0.3	496	0.2
Building and Development	250	0.1	248	0.1

Total	$296,218	100.0%	$284,845	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2016 and February 29, 2016. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$88,795	33.6%	$108,661	38.3%
Midwest	57,786	21.8	57,553	20.3
Northeast	52,375	19.8	52,875	18.6
Southwest	25,635	9.7	25,535	9.0
West	25,384	9.6	24,544	8.6
Other(1)	12,452	4.7	12,828	4.5
International	2,000	0.8	2,000	0.7

Total	$264,427	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2016 and May 31, 2015 were as follows:

	For the three months ended
	May 31, 2016	May 31, 2015
	($ in thousands)
Total investment income	$7,908	$7,561
Total expenses	5,369	5,790

Net investment income	2,539	1,771
Net realized gains from investments	6,103	73
Net unrealized appreciation (depreciation) on investments	(5,354)	5,541

Net increase in net assets resulting from operations	$3,288	$7,385

Investment income

The composition of our investment income for the three months ended May 31, 2016 and May 31, 2015 were as follows:

	For the three months ended
	May 31, 2016	May 31, 2015
	($ in thousands)
Interest from investments	$7,281	$6,931
Management fee income	374	379
Interest from cash and cash equivalents and other income	253	251

Total	$7,908	$7,561

For the three months ended May 31, 2016, total investment income increased $0.3 million, or 4.6% compared to the three months ended May 31, 2015. Interest income from investments increased $0.4 million, or 5.1%, to $7.3 million for the three months ended May 31, 2016 from $6.9 million for the three months ended May 31, 2015. This reflects an increase of 0.6% in total investments to $264.4 million at May 31, 2016 from $262.7 million at May 31, 2015, offset by the weighted average current coupon reducing from 11.9% to 11.5%.

For the three months ended May 31, 2016 and May 31, 2015, total PIK income was $0.1 million and $0.7 million, respectively.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2016 and May 31, 2015 were as follows:

Operating Expenses

	For the three months ended
	May 31, 2016	May 31, 2015
	($ in thousands)
Interest and debt financing expenses	$2,368	$1,964
Base management fees	1,227	1,124
Professional fees	359	333
Incentive management fees	728	1,798
Administrator expenses	325	250
Insurance	71	87
Directors fees and expenses	66	51
General and administrative and other expenses	225	183

Total expenses	$5,369	$5,790

For the three months ended May 31, 2016, total operating expenses decreased $0.4 million, or 7.3% compared to the three months ended May 31, 2015.

For the three months ended May 31, 2016 and May 31, 2015, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, as well as additional notes being issued. Although the Credit Facility decreased from $11.8 million outstanding at May 31, 2015 to $0.0 million at May 31, 2016, this was more than offset by our SBA debentures increasing from $79.0 million to $103.7 million, and the notes payable increasing from $48.3 million outstanding to $61.8 million outstanding for these same periods. For the three months ended May 31, 2016, the weighted average interest rate on our outstanding indebtedness was 5.36% compared to 4.88% for the three months ended May 31, 2015. This increase was primarily driven by an increase in notes payable that carry a higher interest rate that offsets the increase in SBA debentures that carry a lower interest rate and now makes up a higher proportion of our overall debt. SBA debentures increased from 56.8% of overall debt as of May 31, 2015 to 62.7% as of May 31, 2016.

For the three months ended May 31, 2016, base management fees increased $0.1 million, or 9.2% compared to the three months ended May 31, 2015. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $254.8 million as of May 31, 2015 to $278.2 million as of May 31, 2016.

For the three months ended May 31, 2016, professional fees increased $0.03 million, or 7.8% compared to the three months ended May 31, 2015.

For the three months ended May 31, 2016, incentive management fees decreased $1.1 million, or 59.5% compared to the three months ended May 31, 2015. The first part of the incentive management fees decreased this year from $0.71 million to $0.65 million as relatively unchanged total assets but higher net assets has led to decreased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the three months ended May 31, 2016, incentive management fees in total decreased $1.1 million as the incentive management fees related to capital gains decreased from $1.1 million to $0.1 million compared to the three months ended May 31, 2015, reflecting the $5.6 million net gain on investments for the three months ended May 31, 2015.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 is primarily attributable to an increase in the amount of outstanding debt. For the three months ended May 31, 2016, there were no outstanding borrowings under the Credit Facility. For the three months ended May 31, 2015, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. For the three months ended May 31, 2016 and May 31, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.09% and 3.15%, respectively.

Net realized gains/(losses) on sales of investments

For the three months ended May 31, 2016, the Company had $20.6 million of sales, repayments, exits or restructurings resulting in $6.1 million of net realized gains. The most significant realized gains during the three months ended May 31, 2016 were as follows (dollars in thousands):

Three Months ended May 31, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C	Common Stock	$6,457	$481	$5,976
Advanced Air & Heat of Florida, LLC	First Lien Term Loan	7,100	7,037	63

The $6.0 million of realized gain on our investment in Take 5 Oil Change, L.L.C. was due to the completion of a sales transaction with a strategic acquirer.

For the three months ended May 31, 2015, the Company had $7.3 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains during the three months ended May 31, 2015 were as follows (dollars in thousands):

Three Months ended May 31, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
PrePaid Legal Services, Inc.	First Lien Term Loan	$2,091	$2,065	$26
Expedited Travel, LLC	First Lien Term Loan	732	722	10

Net unrealized appreciation/depreciation on investments

For the three months ended May 31, 2016, our investments had net unrealized depreciation of $5.4 million versus net unrealized appreciation of $5.5 million for the three months ended May 31, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2016, were the following (dollars in thousands):

Three Months ended May 31, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Take 5 Oil Change, L.L.C	Common Stock	$—	$—	$—	$(5,755)
Elyria Foundry Company, L.L.C.	Common Stock	9,218	583	(8,635)	(1,443)
Prime Security Services, LLC.	Second Lien Term Loan	11,835	12,092	257	1,106

The $5.8 million of change in unrealized depreciation in our investment in Take 5 Oil Change, L.L.C. was driven by the completion of a sales transaction with a strategic acquirer. In realizing this gain as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $5.8 million change in unrealized depreciation for the quarter.

The $1.4 million of change in unrealized depreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a continued decline in oil and gas end markets since quarter end, negatively impacting the company’s performance.

The $1.1 million of change in unrealized appreciation in our investment in Prime Security Services, LLC was driven by a narrowing of credit spreads since quarter end.

The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2015, were the following (dollars in thousands):

Three Months ended May 31, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Saratoga CLO	Other/Structured Finance Securities	$15,173	$16,860	$1,687	$609
Network Communications, Inc.	Common Stock	—	3,206	3,206	2,906
Network Communications, Inc.	Unsecured Notes	2,868	3,214	346	1,297
Smile Brands Group, Inc.	Syndicated Loan	4,366	3,745	(621)	(406)

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

Changes in net assets resulting from operations

For the three months ended May 31, 2016 and May 31, 2015, we recorded a net increase in net assets resulting from operations of $3.3 million and $7.4 million, respectively. Based on 5,737,496 weighted average common shares outstanding as of May 31, 2016, our per share net increase in net assets resulting from operations was $0.57 for the three months ended May 31, 2016. This compares to a per share net increase in net assets resulting from operations of $1.36 for the three months ended May 31, 2015 (based on 5,422,491 weighted average common shares outstanding as of May 31, 2015).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 305.7% as of May 31, 2016 and 302.5% as of February 29, 2016. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

As of May 31, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2016 and February 29, 2016 was $20.4 million and $21.8 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 305.7% as of May 31, 2016 and 302.5% as of February 29, 2016.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2016, our SBIC subsidiary had $75.0 million in regulatory capital and $103.7 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of May 31, 2016, we sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

At May 31, 2016 and February 29, 2016, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At May 31, 2016		At February 29, 2016
	Fair Value	Percent of Total	Fair Value	Percent of Total
	($ in thousands)
Cash and cash equivalents	$1,309	0.4%	$2,440	0.8%
Cash and cash equivalents, reserve accounts	26,164	9.0	4,595	1.6
Syndicated loans	13,042	4.5	11,868	4.1
First lien term loans	131,492	45.0	144,643	49.7
Second lien term loans	89,519	30.7	88,178	30.3
Structured finance securities	12,452	4.3	12,828	4.4
Equity interests	17,922	6.1	26,479	9.1

Total	$291,900	100.0%	$291,031	100.0%

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements. As of May 31, 2016, we purchased 70,914 shares of common stock, at the average price of $15.08 for approximately $1.1 million pursuant to this repurchase plan. On October 7, 2015, our board of directors extended the open market share repurchase plan for another year and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of our common stock.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share payable for the fiscal quarter ended May 31, 2016 to all stockholders of record at the close of business on July 29, 2016, with a payment date on August 9, 2016. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

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

On September 24, 2014, our board of directors declared a dividend of $0.22 per share payable on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also on September 24, 2014, our board of directors declared a dividend of $0.18 per share payable on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	May 31, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
Identity Automation	1,000	1,000

Total	$2,000	$2,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended February 29, 2016, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

SARATOGA INVESTMENT CORP.

Date: July 13, 2016	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer