Form 10-Q
period 2016-08-31
SARATOGA INVESTMENT CORP.
filed 2016-10-12
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 11, 2016 was 5,716,776.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $267,658,535 and $268,145,090, respectively)	$260,887,373	$271,168,186
Control investments (cost of $10,948,369 and $13,030,751, respectively)	11,917,076	12,827,980

Total investments at fair value (amortized cost of $278,606,904 and $281,175,841, respectively)	272,804,449	283,996,166
Cash and cash equivalents	12,707,273	2,440,277
Cash and cash equivalents, reserve accounts	10,173,549	4,594,506
Interest receivable (net of reserve of $0 and $728,519, respectively)	3,393,927	3,195,919
Management fee receivable	170,897	170,016
Other assets	312,184	350,368
Receivable from unsettled trades	284,903	300,000

Total assets	$299,847,182	$295,047,252

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(476,221)	(515,906)
SBA debentures payable	103,660,000	103,660,000
Deferred debt financing costs, SBA debentures payable	(2,527,859)	(2,493,303)
Notes payable	61,793,125	61,793,125
Deferred debt financing costs, notes payable	(1,484,265)	(1,694,586)
Dividend payable	1,151,061	875,599
Base management and incentive fees payable	6,283,519	5,593,956
Accounts payable and accrued expenses	631,840	855,873
Interest and debt fees payable	1,873,508	1,552,069
Payable for repurchases of common stock	—	20,957
Directors fees payable	45,000	31,500
Due to manager	333,852	218,093

Total liabilities	$171,283,560	$169,897,377

Commitments and contingencies (See Note 7)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,740,810 and 5,672,227 common shares issued and outstanding, respectively	$5,741	$5,672
Capital in excess of par value	189,532,044	188,714,329
Distribution in excess of net investment income	(27,038,814)	(26,217,902)
Accumulated net realized loss from investments and derivatives	(28,132,894)	(40,172,549)
Accumulated net unrealized appreciation (depreciation) on investments and derivatives	(5,802,455)	2,820,325

Total net assets	128,563,622	125,149,875

Total liabilities and net assets	$299,847,182	$295,047,252

NET ASSET VALUE PER SHARE	$22.39	$22.06

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$6,561,838	$5,877,682	$13,181,951	$11,526,661
Payment-in-kind interest income from Non-control/Non-affiliate investments	184,265	262,991	313,355	954,143
Control investments	557,200	678,706	1,089,326	1,269,696

Total interest income	7,303,303	6,819,379	14,584,632	13,750,500
Interest from cash and cash equivalents	6,401	731	10,187	1,467
Management fee income	374,657	373,152	748,341	751,898
Other income	763,633	565,055	1,013,229	815,619

Total investment income	8,447,994	7,758,317	16,356,389	15,319,484

EXPENSES
Interest and debt financing expenses	2,369,705	2,147,976	4,737,761	4,111,841
Base management fees	1,202,794	1,151,236	2,429,951	2,275,334
Professional fees	302,227	349,533	661,526	682,977
Administrator expenses	325,000	275,000	650,000	525,000
Incentive management fees	1,208,452	(41,279)	1,936,732	1,756,554
Insurance	70,658	87,316	141,316	174,633
Directors fees and expenses	60,422	51,000	126,422	102,000
General & administrative	304,955	203,449	517,164	386,369
Excise tax expense (credit)	—	(123,338)	—	(123,338)
Other expense	—	—	13,187	—

Total expenses	5,844,213	4,100,893	11,214,059	9,891,370

NET INVESTMENT INCOME	2,603,781	3,657,424	5,142,330	5,428,114

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	5,936,750	3,709,947	12,039,655	3,783,193
Net unrealized depreciation on investments	(3,268,913)	(6,124,708)	(8,622,780)	(583,739)

Net gain (loss) on investments	2,667,837	(2,414,761)	3,416,875	3,199,454

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,271,618	$1,242,663	$8,559,205	$8,627,568

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.92	$0.22	$1.49	$1.57
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,740,816	5,583,795	5,739,157	5,492,491

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2016

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal / Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 202.9% (b)
CAMP International Systems (d)	Aerospace and Defense	Second Lien Term Loan 8.25% Cash, 8/18/2024	$1,000,000	995,002	997,500	0.8%

		Total Aerospace and Defense		995,002	997,500	0.8%

Polar Holding Company, Ltd. (a), (d), (i)	Building Products	First Lien Term Loan 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,000,000	2,000,000	1.6%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	247,782	0.2%
Avionte Holdings, LLC	Business Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,279,278	2,255,168	2,287,483	1.8%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BoardEffect, Inc.	Business Services	First Lien Term Loan 10.00% Cash, 6/17/2021	$12,000,000	11,883,243	11,880,000	9.2%
BoardEffect, Inc. (j), (k)	Business Services	Delayed Draw Term Loan B 10.00% Cash, 6/17/2021	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan 5.00% Cash, 9/10/2020	$5,641,667	5,607,859	5,379,329	4.2%
Courion Corporation	Business Services	Second Lien Term Loan 11.00% Cash, 6/1/2021	$15,000,000	14,866,381	14,529,000	11.3%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,018,538	11,530,800	9.0%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$16,000,000	15,868,493	16,057,493	12.5%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$3,300,000	3,272,264	3,355,372	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	459,791	0.3%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	First Lien Term Loan 6.25% Cash, 10/8/2021	$4,975,000	4,887,402	4,919,031	3.8%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	Second Lien Term Loan 10.50% Cash, 10/8/2022	$3,000,000	2,917,626	2,850,000	2.2%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	495,686	0.4%
Identity Automation Systems	Business Services	First Lien Term Loan 12.00% (10.25% Cash/1.75% PIK) 12/18/2020	$10,203,683	10,121,194	10,171,110	7.9%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 9.75% Cash, 11/29/2017	$17,777,730	17,637,107	17,652,317	13.7%
Microsystems Company	Business Services	Second Lien Term Loan 11.00% Cash, 7/1/2022	$8,000,000	7,922,051	7,920,000	6.2%
PCF Number 4, Inc.	Business Services	Second Lien Term Loan 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,044,083	12,918,979	13,044,083	10.1%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,967,996	8,905,587	8,967,996	7.0%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	343	—	350,212	0.3%

		Total Business Services		132,426,025	132,709,002	103.2%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	1,847	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$220,644	220,644	220,644	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$661,932	661,932	661,932	0.5%

		Total Consumer Products		2,673,818	884,423	0.7%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$9,375,000	9,356,295	9,299,063	7.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,489,199	1,481,070	1,482,051	1.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,966,163	9,846,000	7.7%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$6,230,769	6,138,694	6,268,416	4.9%

		Total Consumer Services		26,942,222	26,895,530	20.9%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,791	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750,000	750,000	933,960	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan 10.75% Cash, 6/2/2021	$10,000,000	9,910,300	10,000,000	7.8%

		Total Education		11,884,332	10,942,047	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,490,507	9,428,277	9,276,541	7.2%

		Total Food and Beverage		9,428,277	9,276,541	7.2%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,400,000	11,251,423	10,962,652	8.5%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	704,187	0.5%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	598,710	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,148,231	4,113,761	3.2%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	459,409	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,233,876	7,273,756	5.7%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan 5.25% Cash, 8/16/2020	$4,136,911	4,078,941	4,136,911	3.2%

		Total Healthcare Services		28,719,548	28,249,386	22.0%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,700,232	8,594,607	8,700,232	6.8%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 10.00% Cash, 5/16/2019	$4,800,000	4,744,654	4,800,000	3.7%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	283,044	0.2%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,623,030	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	2,802,162	2.2%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred)	8,139	—	451,308	0.3%

		Total Media		13,839,261	18,659,776	14.5%

Elyria Foundry Company, L.L.C. (d)	Metals	Common Stock	35,000	9,217,564	314,300	0.2%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.6%

		Total Metals		17,717,564	8,814,300	6.8%

Mercury Network, LLC	Real Estate	First Lien Term Loan 10.50% Cash, 8/24/2021	$20,808,696	20,619,443	20,724,932	16.1%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	733,936	0.6%

		Total Real Estate		21,032,486	21,458,868	16.7%

Sub Total Non-control/Non-affiliated investments				267,658,535	260,887,373	202.9%

Control investments - 9.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 21.13%, 10/17/2023	$30,000,000	10,948,369	11,917,076	9.3%

Sub Total Control investments				10,948,369	11,917,076	9.3%

TOTAL INVESTMENTS - 212.2% (b)				$278,606,904	$272,804,449	212.2%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 17.8%
U.S. Bank Money Market (l)			$22,880,822	$22,880,822	$22,880,822	17.8%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$22,880,822	$22,880,822	$22,880,822	17.8%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.1% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $128,563,622 as of August 31, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 21.13% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

			Sales	Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	(Cost)	Income	Fee Income	Gains (Losses)	Appreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,089,326	$748,341	$—	$1,171,478

(g)	Non-income producing at August 31, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of August 31, 2016 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded at August 31, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of August 31, 2016.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2016

Company	Industry	Investment Interest Rate / Maturity	Principal / Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 216.6% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,695,303	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.4%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	6,235,209	5.0%

		Total Automotive Aftermarket		8,257,305	14,707,282	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,676,909	2.1%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,689,568	1.3%
Polar Holding Company, Ltd. (a), (d), (i)	Building Products	First Lien Term Loan 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	6,366,477	5.0%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	169,850	0.1%
Avionte Holdings, LLC	Business Services	First Lien Term Loan 9.75% Cash, 1/8/2019	$2,406,342	2,376,045	2,382,844	1.9%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	Syndicated Loan 5.00% Cash, 9/10/2020	$5,671,667	5,633,920	4,520,318	3.6%
Courion Corporation	Business Services	Second Lien Term Loan 11.00% Cash, 6/1/2021	$15,000,000	14,856,720	14,850,000	11.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,025,101	10,950,000	8.8%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan 9.50% Cash, 1/15/2020	$14,000,000	13,873,485	13,806,098	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note 10.00% Cash, 1/23/2020	$8,400,000	8,305,033	8,568,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests	49,318	400,000	577,020	0.5%
Finalsite Holdings, Inc.	Business Services	Second Lien Term Loan 10.25% Cash, 5/21/2020	$7,500,000	7,440,729	7,500,000	6.0%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	First Lien Term Loan 6.25% Cash, 10/8/2021	$5,000,000	4,904,573	4,895,000	3.9%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	Second Lien Term Loan 10.50% Cash, 10/8/2022	$3,000,000	2,912,784	2,910,000	2.3%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	427,409	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan 10.25% Cash, 12/18/2020	$6,900,000	6,842,573	6,900,000	5.5%
Identity Automation Systems (j), (k)	Business Services	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,224,422	5,259,171	4.2%
PCF Number 4, Inc.	Business Services	Second Lien Term Loan 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,000,000	12,870,023	12,870,000	10.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,035,515	8,952,442	9,035,515	7.2%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests	343	—	354,819	0.3%

		Total Business Services		106,950,466	105,976,044	84.6%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.50% Cash, 7/17/2020	$6,800,000	6,733,661	6,800,000	5.4%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$210,456	210,456	210,456	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$631,369	631,369	631,369	0.5%

		Total Consumer Products		9,366,728	7,641,825	6.1%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,647,767	1.3%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,475,490	11,401,380	11,647,623	9.3%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,450,500	6.0%

PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan 6.50% Cash, 7/1/2019	$1,572,921	1,562,787	1,556,248	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan 10.25% Cash, 7/1/2020	$10,000,000	9,962,104	9,827,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan 9.75% Cash, 7/1/2022	$12,000,000	11,829,030	10,980,000	8.8%

		Total Consumer Services		43,255,301	43,109,138	34.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	785,475	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan 10.75% Cash, 6/2/2021	$10,000,000	9,902,816	9,900,000	7.9%

		Total Education		11,876,847	10,693,562	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan 9.75% Cash, 7/16/2017	$9,622,319	9,527,041	9,131,048	7.3%

		Total Food and Beverage		9,527,041	9,131,048	7.3%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,404,747	5,339,820	5,404,747	4.3%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B 11.00% Cash, 7/24/2019	$11,550,000	11,377,810	11,459,418	9.2%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	810,642	0.7%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	334,000	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,141,519	3,822,000	3.0%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,228,452	7,227,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	Syndicated Loan 10.50% (9.00% Cash/1.50% PIK), 8/16/2019	$4,420,900	4,362,266	3,216,647	2.6%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan 5.25% Cash, 8/16/2020	$4,207,821	4,142,093	4,130,692	3.3%

		Total Healthcare Services		38,590,960	36,905,146	29.6%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,937,982	8,812,479	8,937,983	7.1%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,572,821	1,600,000	1.3%
HMN Holdco, LLC	Media	Class A Series	4,264	61,647	314,683	0.3%
HMN Holdco, LLC	Media	Class A Warrant	30,320	438,353	1,889,542	1.5%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common)	57,872	—	3,309,121	2.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests	8,139	—	523,012	0.4%

		Total Media		10,885,300	16,574,341	13.2%

Elyria Foundry Company, L.L.C. (d)	Metals	Common Stock	35,000	9,217,564	2,026,150	1.6%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	10,526,150	8.4%

Mercury Network, LLC	Real Estate	First Lien Term Loan 9.75% Cash, 4/24/2020	$9,025,000	8,944,211	9,025,000	7.2%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	512,173	0.4%

		Total Real Estate		9,357,254	9,537,173	7.6%

Sub Total Non-control/Non-affiliated investments				268,145,090	271,168,186	216.6%

Control investments - 10.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.14%, 10/17/2023	$30,000,000	13,030,751	12,827,980	10.3%

Sub Total Control investments				13,030,751	12,827,980	10.3%

TOTAL INVESTMENTS - 226.9% (b)				$281,175,841	$283,996,166	226.9%

	Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 5.6%
U.S. Bank Money Market (l)	$7,034,783	$7,034,783	$7,034,783	5.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$7,034,783	$7,034,783	$7,034,783	5.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,149,875 as of February 29, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.14% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains(Losses)	Net Unrealized Depreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,665,648	$1,494,779	$—	$(1,280,916)

(g)	Non-income producing at February 29, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 29, 2016 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded at February 29, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended August 31, 2016	For the six months ended August 31, 2015
INCREASE FROM OPERATIONS:
Net investment income	$5,142,330	$5,428,114
Net realized gain from investments	12,039,655	3,783,193
Net unrealized depreciation on investments	(8,622,780)	(583,739)

Net increase in net assets from operations	8,559,205	8,627,568

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(5,963,242)	(8,738,812)

Net decrease in net assets from shareholder distributions	(5,963,242)	(8,738,812)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	2,700,351	3,047,190
Repurchases of common stock	(1,882,567)	(38,981)
Offering costs	—	(237,287)

Net increase in net assets from capital share transactions	817,784	2,770,922

Total increase in net assets	3,413,747	2,659,678
Net assets at beginning of period	125,149,875	122,598,742

Net assets at end of period	$128,563,622	$125,258,420

Net asset value per common share	$22.39	$22.42

Common shares outstanding at end of period	5,740,810	5,586,254

Distribution in excess of net investment income	$(27,038,814)	$(27,216,301)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended August 31, 2016	For the six months ended August 31, 2015
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$8,559,205	$8,627,568
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(276,597)	(828,420)
Net accretion of discount on investments	(254,323)	(273,250)
Amortization of deferred debt financing costs	528,850	442,921
Amortization of premium on notes	—	(1,040)
Net realized gain from investments	(12,039,655)	(3,783,193)
Net unrealized depreciation on investments	8,622,780	583,739
Proceeds from sales and redemptions of investments	70,867,907	34,772,774
Purchase of investments	(55,728,395)	(42,118,806)
(Increase) decrease in operating assets:
Cash and cash equivalents, reserve accounts	(5,579,043)	6,086,197
Interest receivable	(198,008)	(220,056)
Management fee receivable	(881)	(2,519)
Other assets	38,184	(228,717)
Receivable from unsettled trades	15,097	(100,000)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	689,563	201,285
Accounts payable and accrued expenses	(224,033)	(260,729)
Interest and debt fees payable	321,439	139,806
Payable for repurchases of common stock	(20,957)	—
Directors fees payable	13,500	(1,500)
Due to manager	115,759	(13,141)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,450,392	3,022,919

Financing activities
Borrowings on debt	—	10,600,000
Paydowns on debt	—	(18,200,000)
Issuance of notes	—	8,945,175
Payments of deferred debt financing costs	(313,400)	(350,607)
Repurchases of common stock	(1,882,567)	(38,981)
Payments of cash dividends	(2,987,429)	(5,362,381)

NET CASH USED IN FINANCING ACTIVITIES	(5,183,396)	(4,406,794)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,266,996	(1,383,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,440,277	1,888,158

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,707,273	$504,283

Supplemental information:
Interest paid during the period	$3,887,472	$3,529,114

Supplemental non-cash information:
Payment-in-kind interest income	$276,597	$828,420
Net accretion of discount on investments	$254,323	$273,250
Amortization of deferred debt financing costs	$528,850	$442,921
Stock dividend distribution	$2,700,351	$3,047,190

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed the initial public offering (“IPO”) on March 28, 2007. The Company has elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code (the “Code”). The Company expects to continue to qualify and to elect to be treated, for tax purposes, as a RIC. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from its investments.

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

On July 30, 2010, the Company changed its name from “GSC Investment Corp.” to “Saratoga Investment Corp.” in connection with the consummation of a recapitalization transaction.

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

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us will expire. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC Topic 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the six months ended August 31, 2016.

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

As of August 31, 2016, the Company did not exceed any of these limitations.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of our Manager and preliminary valuation conclusions are documented and discussed with the senior management of our Manager; and

•	An independent valuation firm, engaged by our board of directors, reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews and approves each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Payment-in-Kind Interest

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2016, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2016 and February 29, 2016, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by a disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of August 31, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$9,516	$9,516
First lien term loans	—	—	153,276	153,276
Second lien term loans	—	—	87,024	87,024
Structured finance securities	—	—	11,917	11,917
Equity interests	—	—	11,071	11,071

Total	$—	$—	$272,804	$272,804

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation (depreciation) on investments	2,100	217	1,076	1,171	(13,187)	(8,623)
Purchases and other adjustments to cost	51	44,689	10,899	—	620	56,259
Sales and redemptions	(4,556)	(36,518)	(13,269)	(2,082)	(14,443)	(70,868)
Net realized gain from investments	53	245	140	—	11,602	12,040

Balance as of August 31, 2016	$9,516	$153,276	$87,024	$11,917	$11,071	$272,804

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

The net change in unrealized appreciation (depreciation) for the six months ended August 31, 2016 on investments still held as of August 31, 2016 was $1,772,281 and is included in net unrealized depreciation on investments in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Equity interests	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation (depreciation) on investments	(1,400)	(726)	76	656	1,372	(562)	(584)
Purchases and other adjustments to cost	20	25,217	16,901	668	—	413	43,219
Sales and redemptions	(356)	(13,050)	(10,673)	(5,784)	(1,649)	(3,260)	(34,772)
Net realized gain from investments	5	94	164	261	—	3,260	3,784
Restructures in	—	—	—	101	—	—	101
Restructures out	—	—	—	—	—	(101)	(101)

Balance as of August 31, 2015	$16,571	$156,742	$42,071	$132	$16,754	$19,915	$252,185

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

The net change in unrealized appreciation (depreciation) for the six months ended August 31, 2015 on investments still held as of August 31, 2015 was $(955,584) and was included in net unrealized depreciation on investments in the consolidated statements of operations.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	9,516	Market Comparables	Third-Party Bid (%)	0.0% - 100.0%
First lien term loans	153,276	Market Comparables	Market Yield (%)	6.3% - 15.8%
			EBITDA Multiples (x)	1.0x - 9.8x
			Third-Party Bid (%)	95.0% - 99.9%
Second lien term loans	87,024	Market Comparables	Market Yield (%)	8.3% - 15.0%
			Third-Party Bid (%)	95.0% - 101.4%
Structured finance securities	11,917	Discounted Cash Flow	Discount Rate (%)	18.0%
Equity interests	11,071	Market Comparables	EBITDA Multiples (x) Revenue Multiples (x)	2.5x - 11.4x 0.2x - 3.4x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	11,868	Market Comparables	Third-Party Bid (%)	72.5% - 98.2%
First lien term loans	144,643	Market Comparables	Market Yield (%)	6.8% - 15.5%
			EBITDA Multiples (x)	1.0x
			Revenue Multiples Third-Party Bid (%)	91.3% - 98.9%
Second lien term loans	88,178	Market Comparables	Market Yield (%)	0.0% - 15.0%
			Third-Party Bid (%)	91.5% - 98.6%
Structured finance securities	12,828	Discounted Cash Flow	Discount Rate (%)	20.0%
Equity interests	26,479	Market Comparables	EBITDA Multiples (x) Revenue Multiples	6.8x - 16.4x

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

The composition of our investments as of August 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,687	3.5%	$9,516	3.5%
First lien term loans	154,662	55.5	153,276	56.2
Second lien term loans	87,256	31.3	87,024	31.9
Structured finance securities	10,948	3.9	11,917	4.4
Equity interests	16,054	5.8	11,071	4.0

Total	$278,607	100.0%	$272,804	100.0%

The composition of our investments as of February 29, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,138	5.0%	$11,868	4.2%
First lien term loans	146,246	52.0	144,643	50.9
Second lien term loans	89,486	31.9	88,178	31.1
Structured finance securities	13,031	4.6	12,828	4.5
Equity interests	18,275	6.5	26,479	9.3

Total	$281,176	100.0%	$283,996	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2016. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+375bps / $99.50

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was refinanced in October 2013 and its reinvestment period ends in October 2016. The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.25% and a subordinated management fee of 0.25% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of the remaining interest proceeds and principal proceeds, if any, after the subordinated notes have realized the incentive management fee target return of 12.0%, in accordance with the priority of payments after making the prior distributions on the relevant payment date. For the three months ended August 31, 2016 and August 31, 2015, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.6 million and $0.7 million in interest income, respectively, from Saratoga CLO. For the six months ended August 31, 2016 and August 31, 2015, we accrued $0.7 million and $0.8 million in management fee income, respectively, and $1.1 million and $1.3 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate has not yet been achieved.

At August 31, 2016, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.9 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At August 31, 2016, Saratoga CLO had investments with a principal balance of $299.5 million and a weighted average spread over LIBOR of 4.41%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 1.84%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2016, the present value of the projected future cash flows of the subordinated notes was approximately $11.9 million, using an 18.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $47.9 million and management fees of $15.7 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2016 (unaudited) and February 29, 2016 and for the three and six months ended August 31, 2016 and August 31, 2015 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	August 31, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $296,436,508 and $300,112,538, respectively)	$290,944,255	$284,652,926
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	12,901	191,863

Total investments at fair value (amortized cost of $299,967,726 and $303,643,756, respectively)	290,957,156	284,844,789
Cash and cash equivalents	5,172,517	2,349,633
Receivable from open trades	2,242,500	2,691,831
Interest receivable	1,782,055	1,698,562

Total assets	$300,154,228	$291,584,815

LIABILITIES
Interest payable	$836,806	$626,040
Payable from open trades	4,983,454	7,123,854
Accrued base management fee	85,448	85,008
Accrued subordinated management fee	85,448	85,008
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	(1,230,503)	(1,319,258)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	(127,550)	(136,750)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	(828,565)	(888,328)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(515,869)	(553,078)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(669,638)	(717,938)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	(1,262,461)	(1,353,521)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	(459,180)	(492,300)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,604,034)	(1,716,554)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$311,693,356	$313,142,183

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(21,557,623)	(5,803,406)
Net gain (loss)	10,018,245	(15,754,212)

Total net assets	(11,539,128)	(21,557,368)

Total liabilities and net assets	$300,154,228	$291,584,815

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from investments	$4,028,665	$3,638,587	$7,817,001	$7,151,174
Interest from cash and cash equivalents	1,938	215	2,709	505
Other income	189,836	69,878	433,137	233,993

Total investment income	4,220,439	3,708,680	8,252,847	7,385,672

EXPENSES
Interest expense	3,608,788	3,013,007	6,889,803	5,859,643
Professional fees	20,944	53,177	39,426	112,399
Miscellaneous fee expense	14,147	5,763	22,391	10,688
Base management fee	187,329	186,576	374,171	375,949
Subordinated management fee	187,329	186,576	374,171	375,949
Trustee expenses	37,839	36,737	64,527	68,021
Amortization expense	239,963	239,963	479,926	479,926

Total expenses	4,296,339	3,721,799	8,244,415	7,282,575

NET INVESTMENT INCOME (LOSS)	(75,900)	(13,119)	8,432	103,097

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	165,854	89,084	221,416	131,645
Net unrealized appreciation (depreciation) on investments	467,724	(3,624,214)	9,788,397	(3,710,046)

Net gain (loss) on investments	633,578	(3,535,130)	10,009,813	(3,578,401)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$557,678	$(3,548,249)	$10,018,245	$(3,475,304)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

August 31, 2016

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$1,673
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	—
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%		14,813	964,466	11,228
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$490,000	486,449	475,912
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	5/28/2021	$2,000,000	1,987,793	2,006,260
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	4.25%	9/26/2021	$1,965,125	1,953,132	1,910,259
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/29/2022	$1,492,481	1,488,165	1,502,749
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,458,719	2,455,834	2,438,434
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$2,476,183	2,336,688	2,228,565
Agrofresh, Inc.	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,980,000	1,971,495	1,950,300
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	4/16/2021	$398,056	396,816	401,539
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	4.50%	8/25/2021	$2,903,452	2,893,319	2,915,327
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/20/2022	$922,606	920,608	911,073
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/19/2021	$2,970,000	2,957,287	2,821,500
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$989,713	985,285	942,701
APCO Holdings, Inc.	Automotive	Term Loan	Loan	7.00%	1/31/2022	$1,987,500	1,934,566	1,937,813
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$242,065	241,040	239,192
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,134,390	3,134,390	3,143,198
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,583,471	2,563,499	2,585,487
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	5.00%	8/4/2022	$2,446,875	2,436,006	2,445,994
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,732,469	2,732,115	2,725,638
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	6.00%	6/21/2022	$2,000,000	1,993,354	1,996,260
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	6/5/2020	$1,481,250	1,478,758	1,473,222
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$488,750	487,005	484,781
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,435,957	1,435,270	1,434,564
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,969,697	1,921,390	1,874,501
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,468,699	1,457,999	1,459,667
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,896,531	1,899,778	1,844,376
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$953,811	946,297	956,797
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,930,151	1,930,675	1,915,675
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	5.50%	6/15/2023	$500,000	497,577	499,065
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$1,495,079	1,497,110	1,498,503
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$490,001	488,239	492,540
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	5.25%	6/7/2023	$1,500,000	1,485,661	1,497,195
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$1,617,873	1,613,777	1,618,989
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,017,431	993,225	976,520
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,872,045	1,824,244	1,793,813
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$160,337	159,733	159,536
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$1,974,924	1,954,351	1,939,869
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,980,000	1,969,384	1,980,000
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,957	1,336,875
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$1,990,000	1,892,925	1,881,485
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,436,782	1,417,341	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,556,222	1,556,222	1,536,769
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$731,250	730,594	597,343
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,477,575	1,465,276	1,448,024
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$3,767,616	3,716,501	3,692,264
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	759,653	752,814
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	467,008	326,324
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$1,985,000	1,976,439	1,990,459
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	8.75%	3/19/2018	$2,393,304	2,383,863	2,393,304
Dell International, LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,880,793	2,869,784	2,889,435
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	996,178	994,250
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,982	1,884,133	1,835,908
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/7/2021	$926,971	923,536	925,210
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/7/2021	$1,000,000	982,323	996,250
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	5.25%	11/6/2023	$500,000	495,193	501,875
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$495,000	493,182	477,056
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,940,000	2,934,157	2,927,152
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$2,456,135	2,432,203	2,400,872
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$1,972,519	1,963,587	1,962,045
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.50%	12/19/2022	$1,492,500	1,464,947	1,495,306
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	487,043	126,331
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$923,048	900,098	38,463
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$482,159	480,366	482,964
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,983	489,165
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	992,962	906,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	9/26/2022	$995,000	992,780	989,090
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$795,000	784,320	787,050
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	4.88%	8/12/2020	$250,000	248,757	251,408
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$960,094	958,777	834,321
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,957,368	1,953,440	1,962,261
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	5.50%	1/15/2021	$997,500	988,228	1,002,488
Extreme Reach, Inc.	Media	Term Loan B	Loan	7.25%	2/7/2020	$3,000,000	2,986,651	3,018,750
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,940,000	2,929,732	2,799,527
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.52%	3/24/2021	$2,021,537	1,954,630	2,030,149
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	12/1/2022	$1,492,500	1,465,494	1,481,306
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,934,146	1,907,268	1,927,376
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.75%	6/28/2019	$1,490,966	1,491,981	1,482,109
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$198,102	197,448	194,883
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$774,398	771,902	761,814
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,438,599	2,433,122	2,312,475
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/5/2021	$484,156	479,314	476,288
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$2,125,219	2,120,837	2,100,417
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,682,732	2,675,684	2,557,529
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$2,000,000	1,976,471	2,001,500
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,014,560	1,011,209	1,003,572
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	7.00%	5/17/2023	$1,500,000	1,440,274	1,423,125
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.99%	8/2/2019	$2,468,750	2,378,555	2,414,758
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$247,500	246,448	247,500
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	6.25%	10/8/2021	$1,492,500	1,436,471	1,475,709
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	5.00%	7/30/2020	$2,500,000	2,506,310	2,493,750
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	12/10/2021	$248,111	245,876	248,731
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,960,000	1,947,036	1,953,885
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$992,500	990,343	997,214
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.52%	4/19/2019	$3,305,591	3,286,001	3,308,334
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$488,709	486,969	486,646
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	7.00%	3/30/2022	$498,750	491,671	500,620
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,139,810	2,127,549	2,114,667
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$2,468,096	2,456,476	2,471,798
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$496,250	495,133	478,881
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$950,619	950,619	749,563
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$490,303	489,370	442,253
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$990,003	985,698	970,203
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	5.00%	11/4/2020	$2,440,214	2,432,629	2,449,365
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,950,075	2,930,014	2,522,314
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	6.00%	1/6/2022	$2,500,000	2,268,983	2,501,575
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.38%	11/25/2022	$1,950,000	1,887,295	1,908,563
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$1,990,000	1,971,963	2,001,204
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	5.00%	5/4/2022	$1,000,000	995,280	1,004,380
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$491,250	489,428	489,201
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$483,750	483,750	485,496
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,205,294	1,201,088	1,212,610
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$987,411	983,240	983,708
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	3.75%	1/17/2023	$979,015	951,794	985,026
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$245,625	244,644	246,239
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	6.00%	8/16/2023	$1,000,000	990,047	1,001,250
MSC Software Corporation	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$1,980,000	1,937,888	1,960,200
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	6.50%	6/29/2020	$3,000,000	2,976,771	2,992,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$982,534	979,601	980,893
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,761	232,033
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$997,500	984,211	1,005,191
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	7.50%	12/21/2020	$1,997,007	1,822,451	948,578
NorthStar Asset Management Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.63%	1/30/2023	$1,995,000	1,929,403	1,986,681
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	6/2/2022	$4,747,083	4,726,799	4,755,248
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$1,990,000	1,971,971	1,885,525
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,712	920,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.75%	12/28/2018	$477,298	477,298	477,097
Numericable U.S., LLC	Broadcast Radio and Television	Term Loan B-5	Loan	4.56%	7/31/2022	$992,500	990,344	992,679
NuSil Technology, LLC	Chemicals/Plastics	Term Loan	Loan	6.00%	4/5/2019	$2,782,343	2,767,725	2,776,556
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	4.75%	8/14/2021	$249,375	248,759	249,375
Om Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	7.00%	10/28/2021	$997,494	901,636	980,038
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	5.25%	3/31/2023	$500,000	492,859	506,160
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,723,057	3,713,318	3,534,596
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$491,250	488,417	435,984
OpenLink International, LLC	Services: Business	Term B Loan	Loan	7.75%	7/29/2019	$2,929,160	2,928,277	2,912,083
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,425,174	1,420,371	1,389,545
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$975,000	971,514	909,188
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$987,500	983,257	988,734
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$949,643	942,884	946,481
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$490,000	488,213	489,182
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.50%	3/31/2021	$2,404,597	2,396,951	2,419,626
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$3,393,480	3,397,685	3,389,239
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$2,391,444	2,335,704	2,384,605
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	4.75%	7/1/2021	$1,990,000	1,981,620	2,006,915
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$933,627	931,293	920,398
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	10/3/2022	$500,000	497,992	460,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$487,500	485,218	486,891
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.50%	4/1/2022	$496,250	495,132	497,987
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$2,048,075	2,039,131	1,986,633
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,540,540	1,541,679	1,539,970
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.25%	2/6/2023	$1,765,548	1,765,548	1,767,208
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,891,942	1,883,013	1,894,307
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,470,000	1,464,686	1,460,195
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$495,000	492,827	496,084
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,533	492,500
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$3,134,220	3,134,220	3,151,207
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6.75%	6/1/2023	$2,000,000	1,880,801	1,883,340
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	5.50%	12/2/2022	$825,000	809,076	829,472
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	5.50%	12/2/2022	$675,000	661,971	678,659
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$977,500	974,042	762,450
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$985,000	975,913	984,320
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,941,664	1,988,246
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$982,368	921,146	470,721
Sensus USA Inc.	Utilities	Term Loan	Loan	6.50%	4/5/2023	$1,900,135	1,894,785	1,904,885
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,965,000	1,950,684	1,976,790
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.94%	6/30/2021	$982,500	980,621	976,359
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	9/18/2021	$1,985,000	1,967,812	1,971,760
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$209,075	208,675	209,075
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,184,756	1,182,493	1,184,757
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$1,985,000	1,976,164	1,984,166
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,887,500	1,848,187	1,506,848
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,833,435	2,826,700	2,713,014
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$928,173	921,737	914,250
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$200,478	200,451	77,812
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$2,735,604	2,719,614	2,715,087
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	5.00%	8/3/2022	$1,000,000	995,000	1,000,940
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,239,524	1,238,443	1,241,073
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$468,977	466,513	415,927
TaxACT, Inc.	Services: Business	Term Loan B	Loan	7.00%	1/3/2023	$1,475,000	1,433,967	1,482,375
Tectum Holdings, Inc.	Transportation	Delayed Draw Term Loan (Initial)	Loan	5.75%	8/24/2023	$780,952	770,952	779,702
Texas Competitive Electric Holdings Company, LLC	Utilities	Term Loan B	Loan	5.00%	10/31/2017	$814,286	806,539	817,543
Texas Competitive Electric Holdings Company, LLC	Utilities	Term Loan C	Loan	5.00%	10/31/2017	$185,714	183,948	186,528
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,648,391	1,643,557
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,672	932,522
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.00%	10/2/2021	$1,423,645	1,369,789	1,429,581
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,255,246	4,265,475	4,245,076
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$2,667,187	2,652,367	2,647,183
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$2,831,864	2,830,158	2,826,569
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	6.50%	4/13/2023	$500,000	492,927	503,125
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$866,521	867,991	869,233
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	7/1/2022	$2,977,500	2,964,666	2,972,170
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,901,111	2,890,101	2,899,806
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	5.00%	2/13/2019	$2,468,720	2,459,768	2,464,598
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,011,464	1,009,003	1,011,717
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.25%	2/13/2023	$997,500	969,696	1,008,103
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/27/2021	$490,000	488,186	488,368
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,736,393	1,747,098	1,085,246
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	4.50%	5/1/2023	$1,600,000	1,568,172	1,608,288
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	5.75%	3/29/2021	$249,375	243,569	250,856
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	5.50%	6/27/2022	$2,970,000	2,957,142	2,971,871

							$299,967,726	$290,957,156

						Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$5,172,517	$5,172,517	$5,172,517

Total cash and cash equivalents						$5,172,517	$5,172,517	$5,172,517

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2016.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2016

Issuer Name	Industry	Asset Name	Asset Type	Current Rate	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%		6,692	$669,214	$1,673
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%		18,975	1,897,538	95
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%		14,813	964,466	190,095
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	5/28/2021	$492,500	488,586	455,154
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	4.25%	9/26/2021	$1,972,936	1,959,834	1,855,389
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	5.50%	4/29/2022	$497,500	495,228	495,221
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	4.25%	7/25/2021	$2,471,231	2,468,039	2,342,826
Agrofresh, Inc.	Food Services	Term Loan	Loan	5.75%	7/30/2021	$1,990,000	1,980,704	1,935,275
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	5.50%	2/24/2021	$985,000	985,000	797,850
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6.00%	4/16/2021	$398,056	396,681	396,066
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	5.50%	8/25/2021	$3,384,425	3,367,410	3,302,623
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/20/2022	$927,265	925,091	925,365
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	5.50%	8/19/2021	$2,985,000	2,971,074	2,824,555
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	6/3/2019	$994,856	990,161	906,981
Alliant Holdings I, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	4.50%	8/12/2022	$995,000	992,679	960,921
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	6.00%	4/4/2022	$480,447	478,240	456,425
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	5.50%	4/30/2022	$248,749	247,612	244,190
Aramark Corporation	Food Products	LC-2 Facility	Loan	0.29%	7/26/2016	$9,447	9,445	9,305
Aramark Corporation	Food Products	LC-3 Facility	Loan	0.29%	7/26/2016	$5,244	5,244	5,166
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3.25%	2/24/2021	$3,150,423	3,150,423	3,126,133
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	5.00%	5/24/2019	$2,596,480	2,573,245	2,441,237
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	5.00%	8/4/2022	$2,478,125	2,466,303	2,270,582
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	5/13/2019	$2,522,992	2,522,722	2,491,455
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.25%	6/24/2017	$2,156,953	2,153,896	2,135,384
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	4.00%	6/5/2020	$1,488,750	1,485,895	1,397,564
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	4.00%	3/19/2021	$491,249	489,361	477,127
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	3.75%	1/6/2021	$1,314,499	1,305,069	1,291,903
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	4.50%	9/26/2019	$1,476,196	1,475,409	1,401,161
Blue Coat Systems	Technology	Term Loan B	Loan	4.50%	5/20/2022	$997,500	995,159	945,131
BMC Software	Technology	Term Loan	Loan	5.00%	9/10/2020	$1,979,798	1,926,080	1,571,821
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	4.00%	12/18/2020	$1,476,212	1,464,327	1,426,390
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	6.00%	3/16/2017	$1,917,168	1,924,101	1,802,138
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	4.25%	8/13/2021	$1,861,667	1,853,426	1,845,843
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	8/14/2020	$985,000	976,335	930,826
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	13.25%	3/1/2017	$995,000	991,037	814,656
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	4.75%	5/31/2019	$1,940,113	1,940,984	1,806,730
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	4.00%	4/10/2019	$2,051,828	2,055,060	2,044,564
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	4.25%	5/20/2021	$492,501	490,549	487,271
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	7.00%	3/31/2020	$2,647,871	2,670,807	2,539,758
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	3.00%	12/31/2020	$2,628,783	2,621,343	2,566,823

CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3.75%	12/31/2019	$1,022,569	994,876	974,212
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	4.00%	1/27/2021	$1,881,500	1,828,566	1,785,920
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	3.75%	2/28/2018	$298,828	297,362	295,840
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	4.50%	7/29/2021	$1,984,975	1,962,423	1,865,876
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	5.00%	10/24/2022	$1,990,000	1,978,594	1,847,596
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.75%	12/29/2022	$498,750	497,568	494,176
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	4.75%	8/11/2022	$1,437,500	1,430,556	1,329,688
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.25%	10/21/2021	$2,000,000	1,894,483	1,920,000
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	5.50%	8/17/2022	$1,436,782	1,415,977	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	4.25%	11/17/2017	$1,564,182	1,564,182	1,501,615
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	4.00%	11/23/2020	$735,000	734,245	536,550
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	12/1/2021	$1,485,038	1,471,665	1,433,061
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	6.25%	12/19/2017	$771,625	742,910	721,469
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	9.50%	6/19/2018	$783,162	754,065	734,214
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	4.25%	12/23/2020	$470,093	466,690	304,973
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	5.25%	7/7/2022	$1,995,000	1,985,759	1,970,063
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	8.75%	3/19/2018	$2,409,739	2,397,948	2,409,739
Dell International LLC	Technology	Term Loan B2	Loan	4.00%	4/29/2020	$2,904,989	2,892,348	2,889,854
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	4.75%	7/30/2021	$1,000,000	995,870	925,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6.50%	2/28/2020	$1,882,983	1,884,279	1,751,174
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	5.50%	5/7/2021	$926,971	923,222	897,614
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	5.50%	5/7/2021	$1,000,000	980,687	968,330
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	6/8/2020	$497,500	495,435	478,222
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	4.25%	3/11/2021	$2,955,000	2,948,456	2,799,863
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.25%	11/19/2020	$2,472,161	2,445,601	2,299,110
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	4.25%	11/4/2021	$2,985,000	2,970,317	2,869,331
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.50%	12/19/2022	$1,500,000	1,470,617	1,459,695
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	5.50%	7/2/2020	$501,970	485,313	160,630
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	8.50%	7/2/2020	$893,447	867,647	56,582
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	8/1/2021	$484,659	482,690	473,148
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	8/1/2022	$500,000	497,844	468,750
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	5.00%	5/14/2021	$1,000,000	991,762	866,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	9/26/2022	$1,000,000	997,602	987,780
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	6.75%	5/29/2020	$937,857	923,660	731,528
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	5.00%	7/9/2019	$965,081	963,406	719,951
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	4.75%	1/15/2021	$1,967,406	1,962,950	1,908,383
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	4.75%	4/15/2021	$2,955,000	2,943,580	2,345,530
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.93%	3/23/2018	$2,790,451	2,748,229	2,752,780
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.43%	3/24/2021	$2,111,028	2,034,284	2,077,779
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.75%	12/1/2022	$1,500,000	1,470,946	1,412,504
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.50%	7/1/2020	$1,976,234	1,945,935	1,850,249
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	4.25%	6/28/2019	$1,962,387	1,962,515	1,504,738
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	4.00%	11/6/2020	$199,120	198,391	187,344
Garda World Security Corporation	Services: Business	Term B Loan	Loan	4.00%	11/6/2020	$778,380	775,586	732,346
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	4.25%	7/30/2020	$2,451,137	2,445,005	2,016,452
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	4.25%	7/5/2021	$493,750	488,813	433,883
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	3.50%	5/31/2020	$693,858	684,537	676,511

General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	3.25%	3/4/2019	$4,131,271	4,121,165	4,012,497
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	5.00%	5/26/2020	$2,725,318	2,717,647	2,237,023
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.75%	4/30/2019	$2,000,000	1,974,077	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.75%	1/4/2021	$1,264,036	1,259,418	1,191,354
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	6.00%	6/1/2021	$1,974,982	1,941,456	1,959,340
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	6.00%	8/2/2019	$475,000	473,378	421,561
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	3.36%	5/1/2018	$2,119,664	2,053,127	2,116,294
Headwaters Incorporated	Building & Development	Term Loan	Loan	4.50%	3/24/2022	$248,750	247,628	248,285
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	5.00%	12/10/2021	$249,370	246,940	244,929
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	3.75%	3/12/2018	$2,910,000	2,933,230	2,879,998
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	5.25%	5/8/2020	$1,970,000	1,955,325	1,915,825
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	4.50%	8/3/2022	$997,500	995,241	983,784
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.52%	4/19/2019	$3,840,541	3,814,577	3,727,245
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	4.25%	6/30/2021	$491,196	489,277	465,757
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	3.75%	6/3/2020	$2,188,296	2,174,333	2,015,049
Insight Global	Services: Business	Term Loan	Loan	6.00%	10/29/2021	$1,979,592	1,971,967	1,961,439
Informatica Corporation	High Tech Industries	Term Loan B	Loan	4.50%	8/5/2022	$498,750	497,554	468,411
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	4.00%	3/5/2021	$955,481	955,481	639,379
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	4.50%	6/19/2021	$492,727	491,745	434,832
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	6.00%	5/9/2022	$995,000	990,362	925,350
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	4.50%	5/4/2018	$2,452,586	2,436,004	2,392,645
Koosharem, LLC	Services: Business	Term Loan	Loan	7.50%	5/15/2020	$2,965,050	2,942,458	2,683,370
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	6.00%	1/6/2022	$2,500,000	2,252,500	2,250,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.75%	11/21/2022	$2,000,000	1,980,543	1,900,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	7/31/2021	$493,750	491,750	475,234
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	3.75%	1/28/2020	$486,250	486,250	479,792
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	4.00%	1/28/2020	$1,212,794	1,208,220	1,201,042
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	4.75%	7/8/2021	$992,447	987,851	950,268
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	5.25%	1/15/2023	$2,183,824	2,119,162	2,180,177
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	4.50%	8/18/2021	$246,875	245,802	244,098
MPH Acquisition Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	3/31/2021	$376,136	375,400	366,500
MSC Software Corporation	Services: Business	Term Loan	Loan	5.00%	5/29/2020	$985,000	977,601	886,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	8/14/2021	$987,526	984,296	959,549
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	6.75%	3/11/2022	$250,000	249,729	218,750
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	5.00%	10/7/2022	$1,000,000	985,784	989,750
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	7.50%	12/21/2020	$2,007,042	1,811,375	1,822,655
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	3.50%	10/30/2020	$985,022	974,747	939,464
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.63%	1/30/2023	$2,000,000	1,930,000	1,950,000
Novelis, Inc.	Conglomerate	Term Loan B	Loan	4.00%	6/2/2022	$4,771,058	4,749,389	4,440,090
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	6.00%	10/16/2022	$2,000,000	1,980,636	1,940,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	9.50%	9/29/2023	$1,000,000	990,269	950,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	4.75%	12/28/2018	$481,250	481,250	472,829
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.75%	7/2/2018	$3,821,925	3,808,282	3,751,449
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	4.56%	7/31/2022	$997,500	995,164	953,171
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	5.25%	4/7/2017	$789,045	789,045	774,645
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	5.00%	6/7/2019	$3,832,558	3,821,232	3,244,912
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.75%	10/1/2021	$493,749	490,644	459,435
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.25%	10/30/2017	$2,944,496	2,943,282	2,811,994
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	4.25%	6/24/2019	$1,432,750	1,427,110	1,336,039

P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	5.00%	10/30/2020	$980,000	976,133	774,200
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	4.75%	4/13/2022	$248,125	246,994	218,350
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	5.75%	1/15/2023	$1,000,000	980,217	978,590
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.62%	1/15/2023	$1,000,000	980,216	978,960
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	4.25%	3/11/2022	$992,500	987,862	961,176
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.75%	9/29/2020	$954,643	947,123	941,917
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	4.25%	8/18/2022	$1,920,848	1,911,850	1,872,346
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	6/16/2021	$492,500	490,535	458,025
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.50%	6/6/2022	$498,750	496,371	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	3.00%	4/29/2020	$2,581,332	2,577,286	2,553,737
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	4.75%	3/31/2021	$2,417,118	2,410,079	2,368,776
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	6.50%	7/1/2019	$724,167	721,080	716,020
Presidio, Inc.	Services: Business	Term Loan	Loan	5.25%	2/2/2022	$1,902,292	1,846,615	1,816,688
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	5.00%	7/1/2021	$1,995,000	1,985,640	1,924,178
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	4.25%	10/1/2021	$938,354	936,008	886,745
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	8.25%	10/3/2022	$500,000	497,866	400,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	4.50%	12/3/2020	$490,000	487,461	482,444
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.75%	4/1/2022	$497,500	496,320	496,256
Research Now Group, Inc	Media	Term Loan B	Loan	5.50%	3/18/2021	$2,058,445	2,048,627	1,996,692
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	4.00%	8/21/2020	$1,630,123	1,631,387	1,557,647
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,946
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	6.00%	2/25/2022	$992,500	988,224	970,873
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.75%	2/8/2018	$1,901,835	1,889,759	1,889,150
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.75%	7/2/2021	$1,477,500	1,471,640	1,422,094
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.50%	6/20/2022	$497,500	495,187	479,675
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	8.50%	6/19/2023	$500,000	496,388	478,335
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3.50%	11/9/2020	$5,155,193	5,155,193	5,132,665
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	5.50%	12/2/2022	$825,000	808,500	800,770
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	5.50%	12/2/2022	$675,000	661,500	655,175
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	5.00%	3/27/2021	$982,500	978,645	707,400
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	6.00%	10/1/2021	$990,000	981,872	904,613
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	6.00%	10/30/2022	$1,977,528	1,939,305	1,937,978
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	4.00%	2/21/2021	$987,406	919,799	407,305
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	4.50%	5/9/2017	$1,905,121	1,902,477	1,826,534
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	4.25%	7/1/2021	$1,975,000	1,959,254	1,956,889
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	4.94%	6/30/2021	$987,500	985,421	952,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	6.50%	9/18/2021	$1,995,000	1,976,131	1,931,160
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	4.75%	12/10/2020	$222,750	222,282	220,801
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	4.75%	12/10/2020	$1,262,250	1,259,600	1,251,205
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	4.75%	9/30/2022	$1,995,000	1,985,507	1,911,469
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	7.75%	10/31/2019	$1,937,500	1,891,680	1,541,281
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	4/10/2020	$2,904,577	2,896,630	2,207,479
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan 1/16	Loan	4.75%	4/23/2021	$1,000,000	990,308	992,130
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	4.75%	3/19/2021	$965,341	957,952	946,034
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	11.60%	12/30/2016	$222,900	220,105	67,520
Survey Sampling International	Services: Business	Term Loan B	Loan	6.00%	12/16/2020	$992,500	990,554	970,169
Sybil Finance BV	High Tech Industries	Term Loan	Loan	4.25%	3/20/2020	$1,272,143	1,270,803	1,253,061
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	4.00%	4/23/2019	$479,913	476,927	311,944
TaxACT, Inc.	Services: Business	Term Loan B	Loan	7.00%	1/3/2023	$1,860,000	1,805,035	1,804,200
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	5.25%	7/15/2020	$1,651,816	1,647,936	1,636,669
Townsquare Media, Inc.	Media	Term Loan B	Loan	4.25%	4/1/2022	$932,522	928,333	915,624
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	5.50%	10/2/2021	$1,491,826	1,433,943	1,396,722
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.75%	2/28/2020	$4,277,294	4,283,815	4,148,975
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	7.00%	12/7/2020	$1,946,300	1,939,729	1,917,107
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	4.00%	5/3/2018	$1,836,625	1,831,636	1,776,935

Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	4.50%	6/6/2019	$482,603	476,598	480,494
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	5.25%	7/10/2020	$886,192	887,853	875,673
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	6.25%	7/28/2017	$156,888	156,328	155,973
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	6.25%	7/28/2017	$921,426	918,393	916,054
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	4.25%	7/1/2022	$2,992,500	2,978,573	2,840,810
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	4.00%	3/1/2020	$2,916,556	2,903,859	2,832,705
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	2/13/2019	$2,545,588	2,539,315	2,385,700
Verint Systems Inc.	Services: Business	Term Loan	Loan	3.50%	9/6/2019	$1,014,058	1,011,203	1,005,692
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	4.25%	10/3/2019	$2,484,603	2,484,603	2,452,775
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.25%	2/13/2023	$1,000,000	970,144	993,750
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	4.75%	6/27/2021	$492,500	490,508	478,134
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	5.75%	12/20/2018	$1,736,392	1,749,291	1,475,934
West Corporation	Telecommunications	Term B-10 Loan	Loan	3.25%	6/30/2018	$2,534,892	2,558,782	2,490,861
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	5.50%	6/27/2022	$2,985,000	2,971,139	2,932,763

							$303,643,756	$284,844,789

						Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)						$2,349,633	$2,349,633	$2,349,633

Total cash and cash equivalents						$2,349,633	$2,349,633	$2,349,633

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2016.

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

For the three months ended August 31, 2016 and August 31, 2015, the Company incurred $1.2 million and $1.2 million in base management fees, respectively. For the three months ended August 31, 2016 and August 31, 2015, the Company incurred $0.8 million and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2016, we accrued $0.4 million in incentive fees related to capital gains. For the three months ended August 31, 2015, we reduced the incentive fees related to capital gains by $0.8 million. For the six months ended August 31, 2016 and August 31, 2015, the Company incurred $2.4 million and $2.3 million in base management fees, respectively. For the six months ended August 31, 2016 and August 31, 2015, the Company incurred $1.4 million and $1.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2016 and August 31, 2015, we accrued $0.5 million and $0.3 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $5.1 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2016 and August 31, 2015, we recognized $0.3 million and $0.3 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2016 and August 31, 2015, we recognized $0.7 million and $0.5 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2016, $0.3 million of administrator expenses and other expenses payable to the Manager were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, $0.2 million of administrator expenses and other expenses payable to the Manager were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the six months ended August 31, 2016 and August 31, 2015, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of August 31, 2016 and February 29, 2016, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2016 and August 31, 2015, we recorded $0.1 million and $0.2 million of interest expense, respectively. For the six months ended August 31, 2016 and August 31, 2015, we recorded $0.2 million and $0.4 million of interest expense, respectively. For the three months ended August 31, 2016 and August 31, 2015, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. For the six months ended August 31, 2016 and August 31, 2015, we recorded $0.04 million and $0.04 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. During the three and six months ended August 31, 2016, there were no outstanding borrowings under the Credit Facility. The interest rates during the three and six months ended August 31, 2015 on the outstanding borrowings under the Credit Facility were 6.00%. During the three and six months ended August 31, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $6.8 million and $8.2 million, respectively.

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

Our borrowing base under the Credit Facility was $24.0 million subject to the Credit Facility cap of $45.0 million at August 31, 2016. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2016 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2016, as filed with the SEC on July 13, 2016. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2016, we have funded SBIC LP with $75.0 million of equity capital, and have $103.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debtholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of August 31, 2016 and February 29, 2016, there was $103.7 million and $103.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage. $3.9 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2016 and August 31, 2015, we recorded $0.8 million and $0.6 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2016 and August 31, 2015, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended August 31, 2016 and August 31, 2015 on the outstanding borrowings of the SBA debentures was 3.19% and 3.25%, respectively.

For the six months ended August 31, 2016 and August 31, 2015, we recorded $1.7 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2016 and August 31, 2015, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the six months ended August 31, 2016 and August 31, 2015 on the outstanding borrowings of the SBA debentures was 3.14% and 3.20%, respectively. During the three and six months ended August 31, 2016, the average dollar amount of SBA debentures outstanding was $103.7 million. During the three and six months ended August 31, 2015, the average dollar amount of SBA debentures outstanding was $79.0 million.

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

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us will expire. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

Notes

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “Notes”). The Notes will mature on May 31, 2020, and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the Notes, pursuant to the full exercise of the underwriters’ option to purchase additional Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of August 31, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

As of August 31, 2016, the carrying amount and fair value of the Notes was $61.8 million and $63.3 million, respectively. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of August 31, 2016, $2.7 million of financing costs related to the Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the Notes. For the three and six months ended August 31, 2016, we recorded $1.2 million and $2.3 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes. For the three and six months ended August 31, 2015, we recorded $1.1 million and $2.0 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the Notes. During the three and six months ended August 31, 2016, the average dollar amount of Notes outstanding was $61.8 million. During the three and six months ended August 31, 2015, the average dollar amount of Notes outstanding was $54.4 million and $51.3 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $8.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	August 31, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
BoardEffect, Inc.	7,000	—
Identity Automation Systems	—	1,000

Total	$8,000	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2016 and August 31, 2015, we incurred $0.06 million and $0.05 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2016 and August 31, 2015, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of August 31, 2016 and February 29, 2016, $0.05 million and $0.03 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2016, we had not issued any common stock to our directors as compensation for their services.

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

On January 12, 2016, the Company declared a dividend of $0.40 per share payable on February 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock.

On March 31, 2016, the Company declared a dividend of $0.41 per share payable on April 27, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock.

On July 7, 2016, the Company declared a dividend of $0.43 per share payable on August 9, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock.

On August 8, 2016, the Company declared a special dividend of $0.20 per share payable on September 5, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. As of August 31, 2016, the Company purchased 138,494 shares of common stock, at the average price of $16.16 for approximately $2.2 million pursuant to this repurchase plan. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended August 31, 2016 and August 31, 2015 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and diluted	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net increase in net assets from operations	$5,272	$1,243	$8,559	$8,628
Weighted average common shares outstanding	5,740,816	5,583,795	5,739,157	5,492,491
Weighted average earnings per common share-basic and diluted	$0.92	$0.22	$1.49	$1.57

Note 11. Dividend

On August 8, 2016, the Company declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, the Company declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, the Company declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared during the six months ended August 31, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
August 8, 2016	August 24, 2016	September 5, 2016	$0.20	$1,151
July 7, 2016	July 29, 2016	August 9, 2016	$0.43	$2,466
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$1.04	$5,963

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared during the six months ended August 31, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	$1,844
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.60	$8,739

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2016 and August 31, 2015:

	August 31, 2016	August 31, 2015
Per share data:
Net asset value at beginning of period	$22.06	$22.70
Net investment income(1)	0.90	0.99
Net realized and unrealized gains and losses on investments	0.59	0.58

Net increase in net assets from operations	1.49	1.57
Distributions declared from net investment income	(1.04)	(1.60)

Total distributions to stockholders	(1.04)	(1.60)
Dilution(4)	(0.12)	(0.25)
Net asset value at end of period	$22.39	$22.42
Net assets at end of period	$128,563,622	$125,258,420
Shares outstanding at end of period	5,740,810	5,586,254
Per share market value at end of period	$17.93	$16.32
Total return based on market value(2)	34.41%	13.63%
Total return based on net asset value(3)	8.19%	8.38%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.53%	10.19%
Ratio of operating expenses to average net assets(7)	7.09%	6.50%
Ratio of incentive management fees to average net assets(6)	1.52%	1.43%
Ratio of interest and debt financing expenses to average net assets(7)	7.40%	6.65%
Ratio of total expenses to average net assets(8)	16.01%	14.58%
Portfolio turnover rate(5)	20.98%	13.96%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On October 5, 2016, the Company declared a dividend of $0.44 per share payable for the fiscal quarter ended August 31, 2016 to all stockholders of record at the close of business on October 31, 2016, with a payment date on November 9, 2016. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP.

On October 5, 2016, the Company’s board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016.

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. The notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us will expire. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an At-the-Market (“ATM”) offering. As of August 31, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•	An independent valuation firm engaged by our board of directors reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Payment-in-Kind Interest

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (“SEC”) and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At August 31, 2016	At February 29, 2016
	($ in millions)	($ in millions)
Number of investments(1)	50	59
Number of portfolio companies(1)	29	34
Average investment size(1)	$5.2	$4.6
Weighted average maturity(1)	3.5yrs	3.8yrs
Number of industries(1)	11	11
Average investment per portfolio company(1)	$9.0	$8.0
Non-performing or delinquent investments(1)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$46.3(18.5)%	$97.9(40.0)%
Weighted average current coupon(2)	11.9%	11.5%
Floating rate debt (% of interest bearing portfolio)(2)	$203.5(81.5)%	$146.8(60.0)%
Weighted average current spread over LIBOR(2)	10.0%	9.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and investments in equity interests.

During the three months ended August 31, 2016, we invested $55.7 million in new or existing portfolio companies and had $50.3 million in aggregate amount of exits and repayments resulting in net investments of $5.4 million for the period. During the three months ended August 31, 2015, we invested $18.9 million in new or existing portfolio companies and had $27.4 million in aggregate amount of exits and repayments resulting in net repayments of $8.5 million for the period.

During the six months ended August 31, 2016, we invested $55.7 million in new or existing portfolio companies and had $70.9 million in aggregate amount of exits and repayments resulting in net repayments of $15.2 million for the period. During the six months ended August 31, 2015, we invested $42.1 million in new or existing portfolio companies and had $34.8 million in aggregate amount of exits and repayments resulting in net investments of $7.3 million for the period.

Our portfolio composition at August 31, 2016 and February 29, 2016 at fair value was as follows:

Portfolio composition

	At August 31, 2016		At February 29, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	3.5%	5.3%	4.2%	8.2%
First lien term loans	56.2	10.6	50.9	10.6
Second lien term loans	31.9	11.5	31.1	11.5
Structured finance securities	4.4	19.4	4.5	16.4
Equity interests	4.0	N/A	9.3	N/A

Total	100.0%	11.1%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2016 and February 29, 2016 was composed of $299.5 million and $302.7 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2016, $289.5 million or 99.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and there were no Saratoga CLO portfolio investments in default. At February 29, 2016, $283.3 million or 99.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.8 million.

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

The CMR distribution of our investments at August 31, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At August 31, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$249,808	91.6%	$240,623	84.7%
Yellow	—	—	4,058	1.4
Red	8	0.0	8	0.0
N/A(1)	22,988	8.4	39,307	13.9

Total	$272,804	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At August 31, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$256,542	88.2%	$251,570	88.3%
Yellow	32,939	11.3	31,752	11.1
Red	1,463	0.5	1,331	0.5
N/A(1)	13	0.0	192	0.1

Total	$290,957	100.0%	$284,845	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2016 and February 29, 2016:

	At August 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$132,709	48.6%	$105,976	37.3%
Healthcare Services	28,249	10.4	36,905	13.0
Consumer Services	26,896	9.9	43,109	15.2
Real Estate	21,459	7.9	9,537	3.4
Media	18,660	6.8	16,574	5.8
Structured Finance Securities (1)	11,917	4.4	12,828	4.5
Education	10,942	4.0	10,694	3.8
Food and Beverage	9,277	3.4	9,131	3.2
Metals	8,814	3.2	10,526	3.7
Building Products	2,000	0.7	6,367	2.2
Aerospace and Defense	997	0.4	—	—
Consumer Products	884	0.3	7,642	2.7
Automotive Aftermarket	—	—	14,707	5.2

Total	$272,804	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2016 and February 29, 2016:

	At August 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$40,272	13.7%	$37,308	13.1%
Healthcare & Pharmaceuticals	30,252	10.4	28,339	9.9
Chemicals/Plastics	25,190	8.7	24,714	8.7
High Tech Industries	14,919	5.1	9,451	3.3
Aerospace and Defense	12,987	4.5	12,580	4.4
Conglomerate	12,676	4.4	11,770	4.1
Banking, Finance, Insurance & Real Estate	12,553	4.3	10,175	3.6
Retailers (Except Food and Drugs)	12,211	4.2	18,898	6.6
Industrial Equipment	11,675	4.0	11,777	4.1
Media	10,843	3.7	4,768	1.7
Telecommunications	9,026	3.1	11,364	4.0
Financial Intermediaries	8,760	3.0	13,559	4.8
Leisure Goods/Activities/Movies	8,258	2.8	8,009	2.8
Electronics/Electric	7,437	2.6	9,342	3.3
Technology	6,161	2.1	7,774	2.7
Food Services	5,962	2.0	5,944	2.1
Containers/Glass Products	5,270	1.8	4,168	1.5
Insurance	5,031	1.7	4,712	1.7
Publishing	4,994	1.7	3,029	1.1
Automotive	4,984	1.7	5,470	1.9
Utilities	4,339	1.5	6,975	2.4
Lodging and Casinos	4,270	1.5	4,958	1.8
Capital Equipment	3,995	1.4	—	—
Food Products	3,143	1.1	5,694	2.0
Drugs	2,957	1.0	2,873	1.0
Food/Drug Retailers	2,824	1.0	2,737	1.0
Hotel, Gaming and Leisure	2,647	0.9	1,917	0.7
Cable and Satellite Television	2,624	0.9	3,557	1.2
Beverage, Food & Tobacco	2,498	0.9	984	0.3
Brokers/Dealers/Investment Houses	2,463	0.8	2,618	0.9
Oil & Gas	2,411	0.8	2,273	0.8
Construction & Building	1,962	0.7	2,869	1.0
Nonferrous Metals/Minerals	1,482	0.5	1,505	0.5
Broadcast Radio and Television	1,319	0.5	1,258	0.4
Environmental Industries	787	0.3	732	0.3
Transportation	780	0.3	—	—
Services: Consumer	747	0.3	496	0.2
Building and Development	248	0.1	248	0.1

Total	$290,957	100.0%	$284,845	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2016 and February 29, 2016. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At August 31, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$101,174	37.1%	$108,661	38.3%
Midwest	61,810	22.7	57,553	20.3
Northeast	53,888	19.7	52,875	18.6
Southwest	25,463	9.3	25,535	9.0
West	16,552	6.1	24,544	8.6
Other(1)	11,917	4.4	12,828	4.5
International	2,000	0.7	2,000	0.7

Total	$272,804	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2016 and August 31, 2015 were as follows:

	For the three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Total investment income	$8,448	$7,758
Total expenses	5,844	4,101

Net investment income	2,604	3,657
Net realized gains from investments	5,937	3,710
Net unrealized depreciation on investments	(3,269)	(6,124)

Net increase in net assets resulting from operations	$5,272	$1,243

	For the six months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Total investment income	$16,356	$15,319
Total expenses	11,214	9,891

Net investment income	5,142	5,428
Net realized gains from investments	12,040	3,784
Net unrealized depreciation on investments	(8,623)	(584)

Net increase in net assets resulting from operations	$8,559	$8,628

Investment income

The composition of our investment income for the three and six months ended August 31, 2016 and August 31, 2015 were as follows:

	For the three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Interest from investments	$7,303	$6,819
Management fee income	375	373
Interest from cash and cash equivalents and other income	770	566

Total	$8,448	$7,758

	For the six months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Interest from investments	$14,585	$13,750
Management fee income	748	752
Interest from cash and cash equivalents and other income	1,023	817

Total	$16,356	$15,319

For the three months ended August 31, 2016, total investment income increased $0.7 million, or 8.9% compared to the three months ended August 31, 2015. Interest income from investments increased $0.5 million, or 7.1%, to $7.3 million for the three months ended August 31, 2016 from $6.8 million for the three months ended August 31, 2015. This reflects an increase of 8.2% in total investments to $272.8 million at August 31, 2016 from $252.2 million at August 31, 2015, with the weighted average current coupon increasing from 11.7% to 11.9%.

For the six months ended August 31, 2016, total investment income increased $1.0 million, or 6.8% compared to the six months ended August 31, 2015. Interest income from investments increased $0.8 million, or 6.1%, to $14.6 million for the six months ended August 31, 2016 from $13.8 million for the six months ended August 31, 2015. This reflects an increase of 8.2% in total investments to $272.8 million at August 31, 2016 from $252.2 million at August 31, 2015, with the weighted average current coupon increasing from 11.7% to 11.9%.

For the three months ended August 31, 2016 and August 31, 2015, total PIK income was $0.2 million and $0.3 million, respectively. For the six months ended August 31, 2016 and August 31, 2015, total PIK income was $0.3 million and $1.0 million, respectively.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2016 and August 31, 2015 were as follows:

Operating Expenses

	For the three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Interest and debt financing expenses	$2,370	$2,148
Base management fees	1,203	1,151
Professional fees	302	350
Administrator expenses	325	275
Incentive management fees	1,208	(41)
Insurance	71	87
Directors fees and expenses	60	51
General and administrative and other expenses	305	203
Excise tax expense (credit)	—	(123)

Total expenses	$5,844	$4,101

	For the six months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Interest and debt financing expenses	$4,738	$4,112
Base management fees	2,430	2,275
Professional fees	662	683
Administrator expenses	650	525
Incentive management fees	1,937	1,756
Insurance	141	175
Directors fees and expenses	126	102
General and administrative and other expenses	530	386
Excise tax expense (credit)	—	(123)

Total expenses	$11,214	$9,891

For the three months ended August 31, 2016, total operating expenses increased $1.7 million, or 42.5% compared to the three months ended August 31, 2015. For the six months ended August 31, 2016, total operating expenses increased $1.3 million, or 13.4% compared to the six months ended August 31, 2015.

For the three and six months ended August 31, 2016 and August 31, 2015, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, as well as additional notes being issued. Although the Credit Facility decreased from $2.0 million outstanding at August 31, 2015 to $0.0 million at August 31, 2016, this was more than offset by our SBA debentures increasing from $79.0 million to $103.7 million, and the notes payable increasing from $57.2 million outstanding to $61.8 million outstanding for these same periods. For the three months ended August 31, 2016, the weighted average interest rate on our outstanding indebtedness was 4.80% compared to 5.03% for the three months ended August 31, 2015. For the six months ended August 31, 2016, the weighted average interest rate on our outstanding indebtedness was 4.77% compared to 4.96% for the six months ended August 31, 2015. For both periods, the decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate and makes up a higher proportion of our overall debt this year partially offset by the increase in notes payable that carry a higher interest rate. SBA debentures increased from 57.1% of overall debt as of August 31, 2015 to 62.7% as of August 31, 2016.

For the three months ended August 31, 2016, base management fees increased $0.1 million, or 4.5% compared to the three months ended August 31, 2015. For the six months ended August 31, 2016, base management fees increased $0.2 million, or 6.8% compared to the six months ended August 31, 2015. The increase in base management fees results from the increase in the average value of our total assets, less cash and cash equivalents, from $261.0 million as of August 31, 2015 to $272.7 million as of August 31, 2016.

For the three and six months ended August 31, 2016, professional fees decreased $0.05 million, or 13.5%, and decreased $0.02 million, or 3.1%, respectively, compared to the three and six months ended August 31, 2015.

For the three months ended August 31, 2016, incentive management fees increased $1.2 million as compared to the three months ended August 31, 2015. The first part of the incentive management fees increased this year from $0.7 million to $0.8 million reflecting higher pre-incentive fee net investment income for the three months ended August 31, 2016. For the three months ended August 31, 2016, incentive management fees related to capital gains changed from a $0.8 million reduction of expense to a $0.4 million increase in expense as compared to the three months ended August 31, 2015, reflecting the $2.4 million net loss on investments for the three months ended August 31, 2015, as compared to the $2.7 million net gain on investments for the three months ended August 31, 2016.

For the six months ended August 31, 2016, incentive management fees increased $0.2 million, or 10.3% compared to the six months ended August 31, 2015. The first part of the incentive management fees remained relatively unchanged this year at $1.4 million as a higher pre-incentive fee net investment income increase was offset by higher net assets that has led to decreased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the six months ended August 31, 2016, incentive management fees in total increased $0.2 million as the incentive management fees related to capital gains increased from $0.3 million to $0.5 million compared to the six months ended August 31, 2015, reflecting the $3.2 million net gain on investments for the six months ended August 31, 2015, as compared to the $3.4 million net gain on investments for the six months ended August 31, 2016.

As discussed above, the increase in interest and debt financing expenses for the three and six months ended August 31, 2016 as compared to the three and six months ended August 31, 2015 is primarily attributable to an increase in the amount of outstanding debt. For the three and six months ended August 31, 2016, there were no outstanding borrowings under the Credit Facility. For the three and six months ended August 31, 2015, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. For the three months ended August 31, 2016 and August 31, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.19% and 3.25%, respectively. For the six months ended August 31, 2016 and August 31, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.14% and 3.20%, respectively.

Net realized gains/(losses) on sales of investments

For the three months ended August 31, 2016, the Company had $50.3 million of sales, repayments, exits or restructurings resulting in $5.9 million of net realized gains. For the six months ended August 31, 2016, the Company had $70.9 million of sales, repayments, exits or restructurings resulting in $12.0 million of net realized gains. The most significant realized gains during the six months ended August 31, 2016 were as follows (dollars in thousands):

Six Months ended August 31, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C	Common Stock	$6,457	$481	$5,976
Legacy Cabinets, Inc.	Common Stock Voting A-1	2,320	221	2,099
Legacy Cabinets, Inc.	Common Stock Voting B-1	1,464	139	1,325

The $6.0 million of realized gain on our investment in Take 5 Oil Change, L.L.C. was due to the completion of a sales transaction with a strategic acquirer.

The $3.4 million of realized gains on our investments in Legacy Cabinets, Inc. were due to a period of steadily improving performance, leading up to our sale of shares in Legacy Cabinets, Inc.

For the three months ended August 31, 2015, the Company had $27.4 million of sales, repayments, exits or restructurings resulting in $3.7 million of net realized gains. For the six months ended August 31, 2015, the Company had $34.8 million of sales, repayments, exits or restructurings resulting in $3.8 million of net realized gains. The most significant realized gains during the six months ended August 31, 2015 were as follows (dollars in thousands):

Six Months ended August 31, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Network Communications, Inc.	Common Stock	$3,206	$—	$3,206
Network Communications, Inc	Unsecured Notes	914	686	228

The $3.2 million and $0.2 million of realized gains in our investments in Network Communications, Inc. were due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.

Net unrealized appreciation/(depreciation) on investments

For the three months ended August 31, 2016, our investments had net unrealized depreciation of $3.3 million versus net unrealized depreciation of $6.1 million for the three months ended August 31, 2015. For the six months ended August 31, 2016, our investments had net unrealized depreciation of $8.6 million versus net unrealized depreciation of $0.6 million for the six months ended August 31, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2016, were the following (dollars in thousands):

Six Months ended August 31, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Depreciation
Take 5 Oil Change, L.L.C	Common Stock	$—	$—	$—	$(5,755)
Legacy Cabinets, Inc.	Common Stock Voting A-1	—	—	—	(2,456)
Legacy Cabinets, Inc.	Common Stock Voting B-1	—	—	—	(1,550)
Elyria Foundry Company, L.L.C.	Common Stock	9,217	314	(8,903)	(1,712)

The $5.8 million of change in unrealized depreciation in our investment in Take 5 Oil Change, L.L.C. was driven by the completion of a sales transaction with a strategic acquirer. In realizing this gain as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $5.8 million change in unrealized depreciation for the period.

The $4.0 million of change in unrealized depreciation in our investments in Legacy Cabinets, Inc. were driven by the completion of a sales transaction. In realizing these gains as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $4.0 million change in unrealized depreciation for the period.

The $1.7 million of change in unrealized depreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a continued decline in oil and gas end markets since year-end, negatively impacting the company’s performance.

The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2015, were the following (dollars in thousands):

Six Months ended August 31, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Saratoga CLO	Other/Structured Finance Securities	$14,304	$16,754	$2,450	$1,372
Elyria Foundry Company, LLC.	Common Stock	9,218	3,678	(5,540)	(3,084)
Smile Brands Group, Inc.	Syndicated Loan	4,358	2,941	(1,417)	(1,203)

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

Changes in net assets resulting from operations

For the three months ended August 31, 2016 and August 31, 2015, we recorded a net increase in net assets resulting from operations of $5.3 million and $1.2 million, respectively. Based on 5,740,816 weighted average common shares outstanding as of August 31, 2016, our per share net increase in net assets resulting from operations was $0.92 for the three months ended August 31, 2016. This compares to a per share net increase in net assets resulting from operations of $0.22 for the three months ended August 31, 2015 based on 5,583,795 weighted average common shares outstanding as of August 31, 2015.

For the six months ended August 31, 2016 and August 31, 2015, we recorded a net increase in net assets resulting from operations of $8.6 million and $8.6 million, respectively. Based on 5,739,157 weighted average common shares outstanding as of August 31, 2016, our per share net increase in net assets resulting from operations was $1.49 for the six months ended August 31, 2016. This compares to a per share net increase in net assets resulting from operations of $1.57 for the six months ended August 31, 2015 based on 5,492,491 weighted average common shares outstanding as of August 31, 2015.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from SBA debenture drawdowns and future equity offerings, including our dividend reinvestment plan (“DRIP”), and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 308.1% as of August 31, 2016 and 302.5% as of February 29, 2016. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Credit Facility”) on June 30, 2010.

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

Fees and Expenses. The Company paid certain fees and reimbursed Madison Capital Funding LLC for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Madison Capital Funding LLC in connection with the Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates. These amounts totaled $2.0 million.

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

As of August 31, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2016 and February 29, 2016 was $24.0 million and $21.8 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 308.1% as of August 31, 2016 and 302.5% as of February 29, 2016.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2016, our SBIC subsidiary had $75.0 million in regulatory capital and $103.7 million SBA-guaranteed debentures outstanding.

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

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us will expire. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the Notes through an ATM offering. As of August 31, 2016, we sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

At August 31, 2016 and February 29, 2016, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At August 31, 2016		At February 29, 2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$12,707	4.3%	$2,440	0.8%
Cash and cash equivalents, reserve accounts	10,174	3.4	4,595	1.6
Syndicated loans	9,516	3.2	11,868	4.1
First lien term loans	153,276	51.9	144,643	49.7
Second lien term loans	87,024	29.4	88,178	30.3
Structured finance securities	11,917	4.0	12,828	4.4
Equity interests	11,071	3.8	26,479	9.1

Total	$295,685	100.0%	$291,031	100.0%

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. As of August 31, 2016, we purchased 138,494 shares of common stock, at the average price of $16.16 for approximately $2.2 million pursuant to this repurchase plan. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share payable on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

On August 8, 2016, our board of directors declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record as of February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record as of November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record as of August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record as of May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4 and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record as of May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

On October 30, 2013, our board of directors declared a dividend of $2.65 per share, which was paid on December 27, 2013, to common stockholders of record as of November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. This dividend was declared in reliance on certain private letter rulings issued by the IRS concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

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

On November 9, 2012, our board of directors declared a dividend of $4.25 per share, which was paid on December 31, 2012, to common stockholders of record as of November 20, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

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

On November 15, 2011, our board of directors declared a dividend of $3.00 per share, which was paid on December 30, 2011, to common stockholders of record as of November 25, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.0 million or $0.60 per share.

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

On November 13, 2009, our board of directors declared a dividend of $18.25 per share, which was paid on December 31, 2009, to common stockholders of record as of November 25, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $0.25 per share.

Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$165,453	$—	$—	$61,793	$103,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $8.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	August 31, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
BoardEffect, Inc.	7,000	—
Identity Automation Systems	—	1,000

Total	$8,000	$2,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: October 12, 2016	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer