Form 10-Q
period 2016-11-30
SARATOGA INVESTMENT CORP.
filed 2017-01-11
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 10, 2017 was 5,744,147.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $270,029,200 and $268,145,090, respectively)	$262,303,777	$271,168,186
Control investments (cost of $15,448,369 and $13,030,751, respectively)	15,265,995	12,827,980

Total investments at fair value (amortized cost of $285,477,569 and $281,175,841, respectively)	277,569,772	283,996,166
Cash and cash equivalents	5,770,230	2,440,277
Cash and cash equivalents, reserve accounts	17,521,282	4,594,506
Interest receivable (net of reserve of $0 and $728,519, respectively)	3,984,752	3,195,919
Due from affiliate	46,078	—
Management fee receivable	170,975	170,016
Other assets	184,761	350,368
Receivable from unsettled trades	284,903	300,000

Total assets	$305,532,753	$295,047,252

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(456,594)	(515,906)
SBA debentures payable	112,660,000	103,660,000
Deferred debt financing costs, SBA debentures payable	(2,622,206)	(2,493,303)
Notes payable	61,793,125	61,793,125
Deferred debt financing costs, notes payable	(1,553,545)	(1,694,586)
Dividend payable	—	875,599
Base management and incentive fees payable	5,932,447	5,593,956
Accounts payable and accrued expenses	672,791	855,873
Interest and debt fees payable	1,098,309	1,552,069
Payable for repurchases of common stock	—	20,957
Directors fees payable	51,000	31,500
Due to manager	277,696	218,093

Total liabilities	$177,853,023	$169,897,377

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,748,247 and 5,672,227 common shares issued and outstanding, respectively	$5,748	$5,672
Capital in excess of par value	189,583,336	188,714,329
Distribution in excess of net investment income	(26,128,907)	(26,217,902)
Accumulated net realized loss from investments and derivatives	(27,872,650)	(40,172,549)
Accumulated net unrealized appreciation (depreciation) on investments and derivatives	(7,907,797)	2,820,325

Total net assets	127,679,730	125,149,875

Total liabilities and net assets	$305,532,753	$295,047,252

NET ASSET VALUE PER SHARE	$22.21	$22.06

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$6,787,898	$5,435,083	$19,969,849	$16,961,744
Payment-in-kind interest income from Non-control/Non-affiliate investments	169,332	41,322	482,687	995,465
Control investments	498,599	750,605	1,587,925	2,020,301

Total interest income	7,455,829	6,227,010	22,040,461	19,977,510
Interest from cash and cash equivalents	6,239	1,307	16,426	2,774
Management fee income	375,218	369,388	1,123,559	1,121,286
Other income	605,009	338,219	1,618,238	1,153,838

Total investment income	8,442,295	6,935,924	24,798,684	22,255,408

EXPENSES
Interest and debt financing expenses	2,369,108	2,129,105	7,106,869	6,240,946
Base management fees	1,219,916	1,091,405	3,649,867	3,366,739
Professional fees	330,197	347,639	991,723	1,030,616
Administrator expenses	341,667	325,000	991,667	850,000
Incentive management fees	394,509	404,218	2,331,241	2,160,772
Insurance	68,985	85,262	210,301	259,895
Directors fees and expenses	66,000	51,000	192,422	153,000
General & administrative	224,579	351,875	741,743	738,244
Excise tax expense (credit)	—	—	—	(123,338)
Other expense	8,460	—	21,647	—

Total expenses	5,023,421	4,785,504	16,237,480	14,676,874

NET INVESTMENT INCOME	3,418,874	2,150,420	8,561,204	7,578,534

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	260,244	447,813	12,299,899	4,231,006
Net unrealized appreciation (depreciation) on investments	(2,105,342)	823,093	(10,728,122)	239,354

Net gain (loss) on investments	(1,845,098)	1,270,906	1,571,777	4,470,360

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,573,776	$3,421,326	$10,132,981	$12,048,894

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.27	$0.61	$1.77	$2.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,727,933	5,632,011	5,735,443	5,533,094

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2016

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 205.4% (b)
CAMP International Systems (d)	Aerospace and Defense	Second Lien Term Loan (L+7.25%), 8.25% Cash, 8/18/2024	$1,000,000	$995,171	$1,020,000	0.8%

		Total Aerospace and Defense		995,171	1,020,000	0.8%

Polar Holding Company, Ltd. (a), (d), (i)	Building Products	First Lien Term Loan (L+9.00%), 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,000,000	2,000,000	1.6%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.00% Cash, 9/21/2021	$18,000,000	17,848,031	17,842,500	14.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
Avionte Holdings, LLC	Business Services	First Lien Term Loan (L+8.25%), 9.75% Cash, 1/8/2019	$2,279,278	2,257,229	2,279,278	1.8%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A (L+8.25%), 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	First Lien Term Loan (L+4.00%), 5.00% Cash, 9/10/2020	$5,626,667	5,594,987	5,493,315	4.3%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.00% Cash, 6/1/2021	$15,000,000	14,872,231	13,932,000	10.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,015,235	11,640,000	9.1%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan (L+8.75%), 9.50% Cash, 1/15/2020	$16,000,000	15,876,901	16,080,000	12.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,277,195	3,318,810	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests, Expires 12/28/2022	49,318	400,000	476,541	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 13.50% (11.50% Cash/1.00% PIK), 8/28/2021	$13,077,419	12,957,650	13,077,419	10.2%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.00% Cash, 11/16/2021	$7,000,000	6,930,320	6,930,000	5.4%
GreyHeller LLC (j), (k)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.00% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.25% Cash, 10/8/2021	$4,962,500	4,878,301	4,921,311	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.50% Cash, 10/8/2022	$3,000,000	2,919,579	2,820,000	2.2%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,521	611,521	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	549,258	0.4%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 12.00% (9.25% Cash/1.75% PIK) 12/18/2020	$10,248,887	10,172,877	10,248,887	8.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.75% Cash, 11/29/2017	$17,777,730	17,664,387	17,777,730	13.9%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.00% Cash, 7/1/2022	$8,000,000	7,924,524	7,920,000	6.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,877,910	8,826,316	8,877,910	7.0%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	352,260	0.3%

		Total Business Services		146,209,900	146,249,740	114.5%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$228,909	228,909	228,909	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$686,726	686,726	558,171	0.4%

		Total Consumer Products		2,706,877	787,080	0.6%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.00% Cash, 7/9/2019	$9,375,000	9,357,973	9,345,938	7.3%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$1,488,754	1,483,515	1,487,266	1.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.25%), 10.25% Cash, 7/1/2020	$10,000,000	9,968,634	9,904,000	7.8%

		Total Consumer Services		20,810,122	20,737,204	16.2%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	910,545	0.8%
Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.75% Cash, 6/2/2021	$10,000,000	9,914,485	10,000,000	7.8%

		Total Education		11,888,516	10,918,632	8.6%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/16/2017	$9,358,694	9,313,879	8,422,825	6.6%

		Total Food and Beverage		9,313,879	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.00% Cash, 7/24/2019	$11,250,000	11,114,850	10,871,661	8.4%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	725,936	0.6%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	678,931	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,151,963	4,154,220	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	329,096	0.3%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,235,173	7,234,300	5.7%
Zest Holdings, LLC (d)	Healthcare Services	First Lien Term Loan (L+4.75%), 5.75% Cash, 8/16/2020	$4,136,911	4,081,904	4,134,015	3.2%

		Total Healthcare Services		28,590,967	28,128,159	22.0%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,581,357	8,485,902	8,581,357	6.7%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 10.00% Cash, 5/16/2019	$4,800,000	4,748,026	4,800,000	3.7%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	282,106	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,616,966	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,791,745	2.2%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	449,761	0.4%

		Total Media		13,733,928	18,521,935	14.5%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	357,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver (L+8.50%), 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.6%

		Total Metals		17,717,564	8,857,350	6.9%

Mercury Network, LLC	Real Estate	First Lien Term Loan 10.5% Cash, 8/24/2021	$15,791,286	15,649,233	15,871,821	12.5%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	789,031	0.6%

		Total Real Estate		16,062,276	16,660,852	13.1%

Sub Total Non-control/Non-affiliated investments				270,029,200	262,303,777	205.4%

Control investments - 12.0% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 13.26%, 10/17/2025	$30,000,000	10,948,369	10,986,945	8.6%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.22%, 10/20/2025	$4,500,000	4,500,000	4,279,050	3.4%

Sub Total Control investments				15,448,369	15,265,995	12.0%

TOTAL INVESTMENTS - 217.4% (b)				$285,477,569	$277,569,772	217.4%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 18.2%
U.S. Bank Money Market (l)			$23,291,512	$23,291,512	$23,291,512	18.2%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$23,291,512	$23,291,512	$23,291,512	18.2%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 6.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,679,730 as of November 30, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 13.26% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

			Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains (Losses)	Net Unrealized
Company	Purchases	Redemptions					Appreciation (Depreciation)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,569,492	$1,123,559	$—	$241,347
Saratoga Investment Corp. Class F Note	$4,500,000	$—	$—	$18,433	$—	$—	$(220,950)

(g)	Non-income producing at November 30, 2016.
(h)	Includes securities issued by an affiliate of the Company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of November 30, 2016 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded at November 30, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of November 30, 2016.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2016

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 216.6% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,695,303	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.4%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	6,235,209	5.0%

		Total Automotive Aftermarket		8,257,305	14,707,282	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,676,909	2.1%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,689,568	1.3%
Polar Holding Company, Ltd. (a), (d), (i)	Building Products	First Lien Term Loan (L+9.00%), 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	6,366,477	5.0%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	169,850	0.1%
Avionte Holdings, LLC	Business Services	First Lien Term Loan (L+8.25%), 9.75% Cash, 1/8/2019	$2,406,342	2,376,045	2,382,844	1.9%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A (L+8.25%), 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.00% Cash, 9/10/2020	$5,671,667	5,633,920	4,520,318	3.6%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.00% Cash, 6/1/2021	$15,000,000	14,856,720	14,850,000	11.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,025,101	10,950,000	8.8%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan (L+8.75%), 9.50% Cash, 1/15/2020	$14,000,000	13,873,485	13,806,098	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$8,400,000	8,305,033	8,568,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests, Expires 12/28/2022	49,318	400,000	577,020	0.5%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 13.50% (12.50% Cash/1.00% PIK), 8/28/2021	$13,000,000	12,870,023	12,870,000	10.3%
Finalsite Holdings, Inc.	Business Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 5/21/2020	$7,500,000	7,440,729	7,500,000	6.0%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.25% Cash, 10/8/2021	$5,000,000	4,904,573	4,895,000	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.50% Cash, 10/8/2022	$3,000,000	2,912,784	2,910,000	2.3%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	427,409	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.25% Cash, 12/18/2020	$6,900,000	6,842,573	6,900,000	5.5%
Identity Automation Systems (j), (k)	Business Services	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,224,422	5,259,171	4.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,035,515	8,952,442	9,035,515	7.2%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	354,819	0.3%

		Total Business Services		106,950,466	105,976,044	84.6%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.50% Cash, 7/17/2020	$6,800,000	6,733,661	6,800,000	5.4%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$210,456	210,456	210,456	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$631,369	631,369	631,369	0.5%

		Total Consumer Products		9,366,728	7,641,825	6.1%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,647,767	1.3%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,475,490	11,401,380	11,647,623	9.3%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,450,500	6.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$1,572,921	1,562,787	1,556,248	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$10,000,000	9,962,104	9,827,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan (L+8.75%), 9.75% Cash, 7/1/2022	$12,000,000	11,829,030	10,980,000	8.8%

		Total Consumer Services		43,255,301	43,109,138	34.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	785,475	0.6%
Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.75% Cash, 6/2/2021	$10,000,000	9,902,816	9,900,000	7.9%

		Total Education		11,876,847	10,693,562	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/16/2017	$9,622,319	9,527,041	9,131,048	7.3%

		Total Food and Beverage		9,527,041	9,131,048	7.3%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,404,747	5,339,820	5,404,747	4.3%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.00% Cash, 7/24/2019	$11,550,000	11,377,810	11,459,418	9.2%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	810,642	0.7%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	334,000	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,141,519	3,822,000	3.0%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,228,452	7,227,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	Syndicated Loan (L+7.75%), 10.50% (9.00% Cash/1.50% PIK), 8/16/2019	$4,420,900	4,362,266	3,216,647	2.6%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.25%), 5.25% Cash, 8/16/2020	$4,207,821	4,142,093	4,130,692	3.3%

		Total Healthcare Services		38,590,960	36,905,146	29.6%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,937,982	8,812,479	8,937,983	7.1%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,572,821	1,600,000	1.3%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	314,683	0.3%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,889,542	1.5%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	3,309,121	2.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests, Expires 5/16/2024	8,139	—	523,012	0.4%

		Total Media		10,885,300	16,574,341	13.2%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	2,026,150	1.6%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	10,526,150	8.4%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.25%), 10.25% Cash, 4/24/2020	$9,025,000	8,944,211	9,025,000	7.2%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	512,173	0.4%

		Total Real Estate		9,357,254	9,537,173	7.6%

Sub Total Non-control/Non-affiliated investments				268,145,090	271,168,186	216.6%

Control investments - 10.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.14%, 10/17/2023	$30,000,000	13,030,751	12,827,980	10.3%

Sub Total Control investments				13,030,751	12,827,980	10.3%

TOTAL INVESTMENTS - 226.9% (b)				$281,175,841	$283,996,166	226.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 5.6%
U.S. Bank Money Market (l)			$7,034,783	$7,034,783	$7,034,783	5.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$7,034,783	$7,034,783	$7,034,783	5.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,149,875 as of February 29, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.14% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

				Interest	Management	Net Realized	Net Unrealized
Company	Purchases	Redemptions	Sales (Cost)	Income	Fee Income	Gains (Losses)	Depreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,665,648	$1,494,779	$—	$(1,280,916)

(g)	Non-income producing at February 29, 2016.
(h)	Includes securities issued by an affiliate of the Company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 29, 2016 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded at February 29, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended November 30, 2016	For the nine months ended November 30, 2015
INCREASE FROM OPERATIONS:
Net investment income	$8,561,204	$7,578,534
Net realized gain from investments	12,299,899	4,231,006
Net unrealized appreciation (depreciation) on investments	(10,728,122)	239,354

Net increase in net assets from operations	10,132,981	12,048,894

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(8,472,209)	(10,767,093)

Net decrease in net assets from shareholder distributions	(8,472,209)	(10,767,093)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	4,125,696	3,778,630
Repurchases of common stock	(3,256,613)	(38,981)
Offering costs	—	(346,826)

Net increase in net assets from capital share transactions	869,083	3,392,823

Total increase in net assets	2,529,855	4,674,624
Net assets at beginning of period	125,149,875	122,598,742

Net assets at end of period	$127,679,730	$127,273,366

Net asset value per common share	$22.21	$22.59

Common shares outstanding at end of period	5,748,247	5,634,115

Distribution in excess of net investment income	$(26,128,907)	$(27,094,304)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended November 30, 2016	For the nine months ended November 30, 2015
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$10,132,981	$12,048,894
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Payment-in-kind interest income	(433,609)	(900,398)
Net accretion of discount on investments	(408,557)	(377,279)
Amortization of deferred debt financing costs	775,707	669,831
Net realized gain from investments	(12,299,899)	(4,231,006)
Net unrealized (appreciation) depreciation on investments	10,728,122	(239,354)
Proceeds from sales and repayments of investments	94,691,232	62,676,779
Purchase of investments	(85,850,895)	(57,428,806)
(Increase) decrease in operating assets:
Interest receivable	(788,833)	(504,339)
Due from affiliate	(46,078)	—
Management fee receivable	(959)	1,657
Other assets	106,195	(163,557)
Receivable from unsettled trades	15,097	—
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	338,491	(178,074)
Accounts payable and accrued expenses	(183,082)	(176,414)
Interest and debt fees payable	(453,760)	(555,104)
Payable for repurchases of common stock	(20,957)	—
Directors fees payable	19,500	(10,500)
Due to manager	59,603	(3,958)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,380,299	10,628,372

Financing activities
Borrowings on debt	9,000,000	10,600,000
Paydowns on debt	—	(20,200,000)
Issuance of notes	—	13,074,525
Payments of deferred debt financing costs	(644,845)	(458,753)
Repurchases of common stock	(3,256,613)	(38,981)
Payments of cash dividends	(5,222,112)	(6,503,846)

NET CASH USED IN FINANCING ACTIVITIES	(123,570)	(3,527,055)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	16,256,729	7,101,317
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	7,034,783	20,063,372

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$23,291,512	$27,164,689

Supplemental information:
Interest paid during the period	$6,784,922	$6,126,220

Supplemental non-cash information:
Payment-in-kind interest income	$433,609	$900,398
Net accretion of discount on investments	$408,557	$377,279
Amortization of deferred debt financing costs	$775,707	$669,831
Stock dividend distribution	$4,125,696	$3,778,630

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

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

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA GH, Inc., SIA Mercury, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC Topic 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the nine months ended November 30, 2016.

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

As of November 30, 2016, the Company did not exceed any of these limitations.

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

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company has adopted the provisions of ASU 2016-18 as of November 30, 2016. The adoption of the provisions of ASU 2016-18 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2016	November 30, 2015
Cash and cash equivalents	$5,770,230	$6,019,448
Cash and cash equivalents, reserve accounts	17,521,282	21,145,241

Total cash and cash equivalents, and cash and cash equivalents, reserve accounts	$23,291,512	$27,164,689

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

Income Taxes

The Company has filed an election to be treated, for tax purposes, as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2016, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2013, 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2016 and February 29, 2016, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2016 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$9,627	$9,627
First lien term loans	—	—	160,460	160,460
Second lien term loans	—	—	80,195	80,195
Structured finance securities	—	—	15,266	15,266
Equity interests	—	—	12,022	12,022

Total	$—	$—	$277,570	$277,570

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Common stock/ equities	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation/(depreciation) on investments	2,221	(174)	290	20	(13,085)	(10,728)
Purchases and other adjustments to cost	56	69,671	10,996	4,500	1,470	86,693
Sales and repayments	(4,571)	(54,033)	(19,500)	(2,082)	(14,505)	(94,691)
Net realized gain from investments	53	353	231	—	11,663	12,300

Balance as of November 30, 2016	$9,627	$160,460	$80,195	$15,266	$12,022	$277,570

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$1,075	$204	$(500)	$20	$(1,981)	$(1,182)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2015 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation/(depreciation) on investments	(1,442)	(1,271)	(67)	656	1,030	1,333	239
Purchases and other adjustments to cost	30	30,254	27,341	669	—	413	58,707
Sales and repayments	(2,370)	(28,657)	(19,502)	(5,917)	(2,285)	(3,946)	(62,677)
Net realized gain from investments	18	106	186	261	—	3,660	4,231
Restructures in	—	—	—	101	—	—	101
Restructures out	—	—	—	—	—	(101)	(101)

Balance as of November 30, 2015	$14,538	$145,639	$43,561	$—	$15,776	$21,524	$241,038

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(1,458)	$(1,270)	$(187)	$92	$1,030	$1,577	$(216)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$9,627	Market Comparables	Third-Party Bid (%)	97.6% - 99.9%
First lien term loans	160,460	Market Comparables	Market Yield (%)	6.4% - 16.4%
			EBITDA Multiples (x)	1.0x - 6.8x
			Third-Party Bid (%)	96.0% - 99.9%
Second lien term loans	80,195	Market Comparables	Market Yield (%)	8.3% - 15.0%
			Third-Party Bid (%)	94.0% - 102.0%
Structured finance securities	15,266	Discounted Cash Flow	Discount Rate (%)	10.5% - 15.0%
Equity interests	12,022	Market Comparables	EBITDA Multiples (x)	2.9x - 11.9x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$11,868	Market Comparables	Third-Party Bid (%)	72.5% - 98.2%
First lien term loans	144,643	Market Comparables	Market Yield (%)	6.8% - 15.5%
			EBITDA Multiples (x)	1.0x
			Revenue Multiples (x) Third-Party Bid (%)	91.3% - 98.9%
Second lien term loans	88,178	Market Comparables	Market Yield (%)	0.0% - 15.0%
			Third-Party Bid (%)	91.5% - 98.6%
Structured finance securities	12,828	Discounted Cash Flow	Discount Rate (%)	20.0%
Equity interests	26,479	Market Comparables	EBITDA Multiples (x) Revenue Multiples (x)	6.8x - 16.4x

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

The composition of our investments as of November 30, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,677	3.4%	$9,627	3.5%
First lien term loans	162,236	56.8	160,460	57.8
Second lien term loans	81,213	28.5	80,195	28.9
Structured finance securities	15,448	5.4	15,266	5.5
Equity interests	16,904	5.9	12,022	4.3

Total	$285,478	100.0%	$277,570	100.0%

The composition of our investments as of February 29, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,138	5.0%	$11,868	4.2%
First lien term loans	146,246	52.0	144,643	50.9
Second lien term loans	89,486	31.9	88,178	31.1
Structured finance securities	13,031	4.6	12,828	4.5
Equity interests	18,275	6.5	26,479	9.3

Total	$281,176	100.0%	$283,996	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended November 30, 2013, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2016. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+375bps / $99.50

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, we invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by us that invests primarily in senior secured loans. Additionally, we entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, we completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of approximately $300.0 million in aggregate principal amount of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. Following the refinancing, we receive a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended November 30, 2016 and November 30, 2015, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.5 million and $0.8 million in interest income, respectively, from Saratoga CLO. For the nine months ended November 30, 2016 and November 30, 2015, we accrued $1.1 million and $1.1 million in management fee income, respectively, and $1.6 million and $2.0 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate has not yet been achieved.

At November 30, 2016, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At November 30, 2016, Saratoga CLO had investments with a principal balance of $297.5 million and a weighted average spread over LIBOR of 4.31%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.35%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2016, the present value of the projected future cash flows of the subordinated notes was approximately $11.0 million, using an 15.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $48.5 million and management fees of $16.1 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2016 (unaudited) and February 29, 2016 and for the three and nine months ended November 30, 2016 and November 30, 2015 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	November 30, 2016	February 29, 2016
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $294,551,697 and $300,112,538, respectively)	$289,961,397	$284,652,926
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	37,455	191,863

Total investments at fair value (amortized cost of $298,082,915 and $303,643,756, respectively)	289,998,852	284,844,789
Cash and cash equivalents	16,002,200	2,349,633
Receivable from open trades	2,500	2,691,831
Interest receivable	1,734,794	1,698,562

Total assets	$307,738,346	$291,584,815

LIABILITIES
Interest payable	$883,263	$626,040
Payable from open trades	11,925,775	7,123,854
Due to affiliate	46,078	—
Accrued base management fee	65,471	85,008
Accrued subordinated management fee	105,504	85,008
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes - SIC CLO 2013-1, Ltd.	—	(1,319,258)
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes - SIC CLO 2013-1, Ltd.	—	(136,750)
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes - SIC CLO 2013-1, Ltd.	—	(888,328)
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(79,605)	(553,078)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(369,566)	(717,938)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes - SIC CLO 2013-1, Ltd.	—	(1,353,521)
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes - SIC CLO 2013-1, Ltd.	—	(492,300)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(973,665)	(1,716,554)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$324,003,255	$313,142,183

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(21,557,623)	(5,803,406)
Net gain (loss)	5,292,464	(15,754,212)

Total net assets	(16,264,909)	(21,557,368)

Total liabilities and net assets	$307,738,346	$291,584,815

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from investments	$4,006,052	$3,559,889	$11,823,053	$10,711,063
Interest from cash and cash equivalents	3,095	158	5,804	663
Other income	82,239	14,064	515,376	248,057

Total investment income	4,091,386	3,574,111	12,344,233	10,959,783

EXPENSES
Interest expense	2,457,705	2,912,974	9,347,508	8,772,617
Professional fees	39,694	66,203	79,120	178,602
Miscellaneous fee expense	25,974	9,758	48,365	20,446
Base management fee	167,592	184,694	541,763	560,643
Subordinated management fee	207,625	184,694	581,796	560,643
Trustee expenses	30,871	26,528	95,398	94,549
Amortization expense	302,635	237,966	782,561	717,892
Loss on extinguishment of debt	6,641,915	—	6,641,915	—

Total expenses	9,874,011	3,622,817	18,118,426	10,905,392

NET INVESTMENT INCOME (LOSS)	(5,782,625)	(48,706)	(5,774,193)	54,391

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	130,337	217,472	351,753	349,117
Net unrealized appreciation (depreciation) on investments	926,507	(6,609,496)	10,714,904	(10,319,542)

Net gain (loss) on investments	1,056,844	(6,392,024)	11,066,657	(9,970,425)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,725,781)	$(6,440,730)	$5,292,464	$(9,916,034)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

November 30, 2016

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal / Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$13,384
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	—
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	24,071
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	5/28/2021	$488,750	485,341	473,477
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	5/28/2021	$2,000,000	1,998,314	2,012,500
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.25%	9/26/2021	$1,960,150	1,948,749	1,853,577
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	4.25%	1.00%	0.00%	5.25%	4/29/2022	$1,488,710	1,484,608	1,497,092
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/25/2021	$2,452,462	2,449,784	2,432,033
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.50%	2/24/2021	$2,469,866	2,336,816	2,290,801
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	7/30/2021	$1,975,000	1,966,724	1,866,375
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	4/16/2021	$398,056	396,882	401,042
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	3.50%	1.00%	0.00%	4.50%	8/25/2021	$2,896,193	2,886,672	2,897,641
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/20/2022	$920,276	918,381	909,923
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/19/2021	$2,962,500	2,950,476	2,899,547
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/3/2019	$987,141	983,080	962,462
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/22/2023	$500,000	497,511	502,190
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	1/31/2022	$1,966,351	1,916,134	1,917,192
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.25%	4/30/2022	$241,440	240,465	240,762
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.50%	0.75%	0.00%	3.25%	2/24/2021	$3,126,374	3,126,374	3,149,822
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/24/2021	$1,500,000	1,493,873	1,473,750
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	5/24/2019	$531,422	527,619	533,915
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	8/4/2022	$2,440,625	2,430,001	2,454,048
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	5/13/2019	$2,725,552	2,725,288	2,725,552
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	6/21/2022	$2,791,407	2,767,475	2,807,681
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.00%	6/5/2020	$1,477,500	1,477,457	1,465,104
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/19/2021	$2,487,500	2,490,779	2,478,172
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	9/26/2019	$2,432,199	2,434,086	2,434,996
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	0.00%	6.00%	6/30/2021	$3,000,000	2,975,510	2,975,640
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$1,964,646	1,919,231	1,917,495
BMC Software T/L US	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$678,000	666,468	661,335
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	12/18/2020	$1,464,943	1,454,843	1,464,254
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	8/14/2020	$942,307	935,335	944,267
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	5/31/2019	$1,930,150	1,930,627	1,928,954
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	6/15/2023	$498,750	496,429	498,750
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2019	$1,491,216	1,493,090	1,501,282
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	5/20/2021	$488,752	487,090	489,885
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	6/7/2023	$1,496,250	1,495,685	1,433,033
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.25%	0.75%	0.00%	3.00%	12/31/2020	$1,613,703	1,609,776	1,616,624
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.75%	12/31/2019	$1,014,862	992,398	959,683
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.00%	1/27/2021	$1,867,318	1,822,085	1,763,458
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/29/2021	$1,969,899	1,950,189	1,964,974
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	10/24/2022	$1,975,000	1,964,807	1,984,381
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	8/11/2022	$1,437,500	1,431,231	1,322,500
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	10/21/2021	$1,985,000	1,892,204	1,660,175
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/17/2022	$1,436,782	1,418,072	1,303,879
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2017	$2,552,242	2,551,083	2,533,100
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	11/23/2020	$729,375	728,747	616,322
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	12/1/2021	$1,473,844	1,462,088	1,414,890
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	11/17/2023	$2,005,000	2,004,975	2,006,263
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	4.75%	1.50%	0.00%	6.25%	12/19/2017	$3,757,779	3,716,494	3,738,990
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	8.00%	1.50%	0.00%	9.50%	6/19/2018	$783,162	762,650	780,225
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/23/2020	$470,093	467,173	283,231
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	7/7/2022	$1,980,000	1,971,835	1,980,495
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	$2,109,675	2,102,627	2,109,675
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.75%	1.00%	0.00%	4.75%	7/30/2021	$1,000,000	996,370	1,005,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (Incremental)	Loan	6.00%	1.00%	0.00%	7.00%	2/28/2020	$1,000,000	970,592	971,250
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	2/28/2020	$1,880,622	1,881,696	1,837,518
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	4.50%	0.75%	0.00%	5.25%	11/6/2023	$400,000	396,246	403,668
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	$493,750	492,061	472,766
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2021	$2,932,500	2,927,036	2,936,166
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	11/19/2020	$2,956,135	2,927,349	2,882,232
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.25%	11/4/2021	$1,967,538	1,959,096	1,957,700
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	12/19/2022	$1,488,750	1,462,163	1,489,986
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.50%	7/2/2020	$501,970	487,866	115,453
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.50%	7/2/2020	$938,381	916,819	35,968
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/1/2021	$480,909	479,214	482,712
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	6.75%	1.00%	0.00%	7.75%	8/1/2022	$500,000	498,071	497,710
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.00%	5/14/2021	$1,000,000	993,485	925,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	9/26/2022	$992,500	990,394	984,749
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	5/29/2020	$795,000	784,985	800,963
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	4.25%	0.70%	0.00%	4.95%	8/12/2020	$250,000	248,811	251,770
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	$957,600	956,486	886,383
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	1/15/2021	$1,952,349	1,948,532	1,954,789
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	1/15/2021	$995,000	986,153	996,662
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	0.00%	7.25%	2/7/2020	$2,943,750	2,914,312	2,969,508
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	$2,932,500	2,922,802	2,841,270
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	3.00%	0.70%	0.00%	3.70%	3/24/2021	$1,909,673	1,821,389	1,917,140
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	0.75%	0.00%	4.75%	12/1/2022	$1,488,750	1,462,691	1,493,871
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	7/1/2020	$1,934,146	1,908,664	1,934,146
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/28/2019	$1,207,069	1,208,510	1,207,371
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$197,592	196,978	194,012
Garda World Security Corporation	Services: Business	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$772,408	770,060	758,411
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/30/2020	$2,432,330	2,427,218	2,363,009
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	7/5/2021	$482,906	478,077	480,139
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.25%	3/4/2019	$2,123,160	2,119,206	2,025,856
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	$2,675,183	2,668,213	2,635,884
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.00%	0.75%	0.00%	3.75%	4/30/2019	$2,000,000	1,978,530	2,013,500
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/4/2021	$1,014,560	1,011,388	1,006,109
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	5/17/2023	$1,496,250	1,438,257	1,442,954
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.99%	1.00%	0.00%	6.99%	8/2/2019	$2,452,292	2,359,268	2,439,000
Headwaters Incorporated	Building & Development	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/24/2022	$246,875	245,872	247,904
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	10/8/2021	$1,488,750	1,435,008	1,476,349
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	7/30/2020	$2,500,000	2,511,306	2,493,750
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	$247,481	245,345	249,585
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/10/2023	$1,000,000	1,003,750	999,380
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	8/3/2022	$1,490,000	1,486,283	1,497,823
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.70%	0.00%	3.70%	4/19/2019	$2,809,046	2,793,042	2,813,260
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/30/2021	$487,465	485,699	486,490
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	4/29/2022	$2,000,000	1,982,160	1,982,500
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	3/30/2022	$497,500	490,794	500,923
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/3/2020	$2,134,125	2,122,744	2,129,686
Insight Global	Services: Business	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	10/29/2021	$3,459,111	3,442,956	3,473,536
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/5/2022	$495,000	493,929	483,556
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	$948,188	948,188	606,840
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.50%	6/19/2021	$489,091	488,214	453,940
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	5/9/2022	$987,505	983,403	965,286
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	4.00%	1.00%	0.00%	5.00%	11/4/2020	$2,434,098	2,409,562	2,390,284
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	5/15/2020	$2,942,588	2,923,892	2,648,329
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	5.00%	1.00%	0.00%	6.00%	1/6/2022	$2,500,000	2,277,562	2,513,675
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	0.00%	6.38%	11/25/2022	$1,925,000	1,865,075	1,872,063
Learfield Communications Initial T/L (A-L Parent)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2023	$500,000	497,500	501,250
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.00%	0.75%	0.00%	4.75%	11/21/2022	$1,985,000	1,967,639	1,999,054
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/4/2022	$997,500	993,085	987,884
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	7/31/2021	$490,000	488,278	491,838
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	0.00%	3.75%	1/30/2023	$1,684,412	1,678,497	1,696,000
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/8/2021	$985,413	981,373	988,803
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	1/17/2023	$892,985	868,970	897,950
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	3.50%	1.00%	0.00%	4.50%	8/18/2021	$245,000	244,071	245,919
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	8/16/2023	$1,000,000	990,342	1,008,750
MSC Software Corporation	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/29/2020	$1,974,949	1,934,256	1,970,012
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	6/29/2020	$2,992,500	2,986,899	2,992,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	8/14/2021	$980,038	977,191	981,675
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.75%	3/11/2022	$250,000	249,780	238,437
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	0.00%	7.25%	6/4/2020	$2,674,923	2,662,001	2,644,830
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	12/21/2020	$1,935,123	1,771,899	1,154,630
NorthStar Asset Management Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.88%	0.75%	0.00%	4.63%	1/30/2023	$1,990,000	1,926,727	1,988,348
Novelis, Inc.	Conglomerate	Term Loan B	Loan	3.25%	0.75%	0.00%	4.00%	6/2/2022	$4,735,095	4,715,782	4,740,256
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.00%	10/16/2022	$1,985,000	1,967,682	1,890,712
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	9/29/2023	$1,000,000	990,986	930,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.75%	1.00%	0.00%	4.75%	12/28/2018	$477,298	477,298	477,598
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	4.50%	1.00%	0.00%	5.50%	8/14/2021	$157,841	157,485	158,236
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/23/2022	$1,000,000	995,000	1,000,000
Om Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	10/28/2021	$994,987	903,045	991,883
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	3.25%	0.70%	0.00%	3.95%	3/31/2023	$500,000	499,320	502,500
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.00%	6/7/2019	$3,668,306	3,659,647	3,232,695
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	10/1/2021	$490,000	487,264	452,637
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	0.00%	7.75%	7/29/2019	$2,921,492	2,920,807	2,947,055
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.25%	6/24/2019	$1,421,386	1,417,039	1,400,065
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	10/30/2020	$972,500	969,216	914,150
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	0.00%	4.00%	3/11/2022	$985,000	980,220	987,728
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	9/29/2020	$911,429	905,316	911,046
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	0.75%	0.00%	4.25%	3/31/2021	$2,398,337	2,390,948	2,392,341
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	9/27/2023	$2,000,000	1,972,500	1,966,260
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	$3,392,467	3,396,014	3,389,651
Presidio, Inc.	Services: Business	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	2/2/2022	$2,385,390	2,331,907	2,398,319
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/1/2021	$1,985,025	1,977,124	1,996,876
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	10/1/2021	$931,264	928,935	923,115
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	$500,000	498,073	470,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	12/3/2020	$486,259	484,109	485,044
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	4/1/2022	$495,009	493,772	496,868
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	3/18/2021	$2,042,890	2,034,414	1,981,603
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	8/21/2020	$1,540,540	1,541,627	1,544,607
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	2/6/2023	$1,765,548	1,765,548	1,773,458
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	7/2/2021	$1,466,250	1,461,232	1,469,549
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	6/20/2022	$493,750	491,669	496,219
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.50%	6/19/2023	$500,000	496,621	493,750
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	2.50%	0.70%	0.00%	3.20%	10/14/2022	$2,561,167	2,561,167	2,581,758
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	6/1/2023	$1,995,000	1,879,384	2,006,232
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$825,000	809,615	831,922
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$675,000	662,412	680,663
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	3/27/2021	$975,000	971,747	819,000
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	5.00%	1.00%	0.00%	6.00%	10/1/2021	$982,500	973,672	990,684
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.25%	10/31/2022	$1,977,528	1,942,888	1,987,416
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	2/21/2021	$979,849	921,734	554,428
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	4.94%	6/30/2021	$980,000	978,146	980,000
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	9/18/2021	$1,980,000	1,963,403	1,968,239
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$208,512	208,136	208,860
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$1,181,569	1,179,439	1,183,542
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.75%	1.00%	0.00%	4.75%	9/30/2022	$1,965,897	1,957,501	1,967,136
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.75%	10/31/2019	$1,862,500	1,826,426	1,642,259
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2020	$2,772,070	2,765,804	2,723,559
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/19/2021	$925,673	919,596	918,730
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	8.60%	3.00%	0.00%	11.60%	12/30/2016	$200,478	200,472	77,685
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	12/16/2020	$2,728,677	2,713,545	2,715,033
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	8/3/2022	$1,000,000	995,154	1,008,500
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	4/23/2019	$468,977	466,744	416,386
TaxACT, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	1/3/2023	$1,350,000	1,313,620	1,353,375
Tectum Holdings, Inc.	Transportation	Delayed Draw Term Loan (Initial)	Loan	4.75%	1.00%	0.00%	5.75%	8/24/2023	$1,000,000	990,340	1,005,000
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/15/2020	$1,651,816	1,648,636	1,629,104
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	4/1/2022	$932,522	928,849	932,522
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	10/2/2021	$1,413,873	1,362,183	1,420,235
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	2/28/2020	$4,244,222	4,249,544	4,249,952
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	12/7/2020	$2,629,084	2,615,196	2,603,898
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	5.50%	1.00%	0.00%	6.50%	4/13/2023	$498,750	491,925	502,491
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/10/2020	$864,021	865,348	868,886
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/1/2022	$2,970,000	2,957,757	2,979,296
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/1/2020	$2,893,389	2,883,224	2,892,347
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	4.25%	0.75%	0.00%	5.00%	2/13/2019	$2,468,721	2,460,512	2,445,588
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	9/6/2019	$1,008,871	1,006,624	1,014,551
Vistra Operations (Tex Operations) Exit T/L B	Services: Business	Exit Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	8/4/2023	$814,286	814,286	821,069
Vistra Operations (Tex Operations) Exit T/L C	Services: Business	Exit Term Loan C	Loan	4.00%	1.00%	0.00%	5.00%	8/4/2023	$185,714	185,714	187,261
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	2/13/2023	$879,853	856,015	887,552
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/27/2021	$488,750	487,038	489,566
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	4.50%	1.25%	0.00%	5.75%	12/20/2018	$1,731,518	1,741,101	1,294,309
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	3.75%	0.75%	0.00%	4.50%	5/1/2023	$1,596,000	1,585,323	1,613,955
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	0.00%	4.75%	3/29/2021	$1,000,000	990,071	1,001,000
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	5.50%	0.75%	0.00%	6.25%	11/22/2023	$500,000	487,536	500,000
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	6/27/2022	$2,962,500	2,950,232	2,973,609
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	8/17/2020	$1,000,000	995,127	1,002,500

										$298,082,915	$289,998,852

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$16,002,200	$16,002,200	$16,002,200

Total cash and cash equivalents									$16,002,200	$16,002,200	$16,002,200

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2016.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2016

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$1,673
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	95
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	190,095
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	5/28/2021	$492,500	488,586	455,154
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.25%	9/26/2021	$1,972,936	1,959,834	1,855,389
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	4.50%	1.00%	0.00%	5.50%	4/29/2022	$497,500	495,228	495,221
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/25/2021	$2,471,231	2,468,039	2,342,826
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	7/30/2021	$1,990,000	1,980,704	1,935,275
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.50%	2/24/2021	$985,000	985,000	797,850
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	4/16/2021	$398,056	396,681	396,066
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	4.50%	1.00%	0.00%	5.50%	8/25/2021	$3,384,425	3,367,410	3,302,623
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/20/2022	$927,265	925,091	925,365
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/19/2021	$2,985,000	2,971,074	2,824,555
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/3/2019	$994,856	990,161	906,981
Alliant Holdings I, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/12/2022	$995,000	992,679	960,921
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	4/4/2022	$480,447	478,240	456,425
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	4/30/2022	$248,749	247,612	244,190
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.50%	0.62%	0.00%	4.12%	7/26/2016	$9,447	9,445	9,305
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.50%	0.62%	0.00%	4.12%	7/26/2016	$5,244	5,244	5,166
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.50%	0.75%	0.00%	3.25%	2/24/2021	$3,150,423	3,150,423	3,126,133
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	5/24/2019	$2,596,480	2,573,245	2,441,237
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	8/4/2022	$2,478,125	2,466,303	2,270,582
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	5/13/2019	$2,522,992	2,522,722	2,491,455
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.25%	0.00%	5.25%	6/24/2017	$2,156,953	2,153,896	2,135,384
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.00%	6/5/2020	$1,488,750	1,485,895	1,397,564
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/19/2021	$491,249	489,361	477,127
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/6/2021	$1,314,499	1,305,069	1,291,903
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	9/26/2019	$1,476,196	1,475,409	1,401,161
Blue Coat Systems	Technology	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	5/20/2022	$997,500	995,159	945,131
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$1,979,798	1,926,080	1,571,821
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	12/18/2020	$1,476,212	1,464,327	1,426,390
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	4.50%	1.50%	0.00%	6.00%	3/16/2017	$1,917,168	1,924,101	1,802,138
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	3.25%	1.00%	0.00%	4.25%	8/13/2021	$1,861,667	1,853,426	1,845,843
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	8/14/2020	$985,000	976,335	930,826
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	8.75%	1.00%	3.50%	13.25%	3/1/2017	$995,000	991,037	814,656
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	5/31/2019	$1,940,113	1,940,984	1,806,730
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2019	$2,051,828	2,055,060	2,044,564
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	5/20/2021	$492,501	490,549	487,271
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	3/31/2020	$2,647,871	2,670,807	2,539,758
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.25%	0.75%	0.00%	3.00%	12/31/2020	$2,628,783	2,621,343	2,566,823
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.75%	12/31/2019	$1,022,569	994,876	974,212
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.00%	1/27/2021	$1,881,500	1,828,566	1,785,920
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	2/28/2018	$298,828	297,362	295,840
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/29/2021	$1,984,975	1,962,423	1,865,876
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	10/24/2022	$1,990,000	1,978,594	1,847,596
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	12/29/2022	$498,750	497,568	494,176
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	8/11/2022	$1,437,500	1,430,556	1,329,688
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	10/21/2021	$2,000,000	1,894,483	1,920,000
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/17/2022	$1,436,782	1,415,977	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2017	$1,564,182	1,564,182	1,501,615
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	11/23/2020	$735,000	734,245	536,550
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	12/1/2021	$1,485,038	1,471,665	1,433,061
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	4.75%	1.50%	0.00%	6.25%	12/19/2017	$771,625	742,910	721,469
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	8.00%	1.50%	0.00%	9.50%	6/19/2018	$783,162	754,065	734,214
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/23/2020	$470,093	466,690	304,973
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	7/7/2022	$1,995,000	1,985,759	1,970,063
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	$2,409,739	2,397,948	2,409,739
Dell International LLC	Technology	Term Loan B2	Loan	3.25%	0.75%	0.00%	4.00%	4/29/2020	$2,904,989	2,892,348	2,889,854
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.75%	1.00%	0.00%	4.75%	7/30/2021	$1,000,000	995,870	925,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	2/28/2020	$1,882,983	1,884,279	1,751,174
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	5/7/2021	$926,971	923,222	897,614
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	4.50%	1.00%	0.00%	5.50%	5/7/2021	$1,000,000	980,687	968,330
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	$497,500	495,435	478,222
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2021	$2,955,000	2,948,456	2,799,863
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	11/19/2020	$2,472,161	2,445,601	2,299,110
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.25%	11/4/2021	$2,985,000	2,970,317	2,869,331
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	12/19/2022	$1,500,000	1,470,617	1,459,695
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.50%	7/2/2020	$501,970	485,313	160,630
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.50%	7/2/2020	$893,447	867,647	56,582
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/1/2021	$484,659	482,690	473,148
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	6.75%	1.00%	0.00%	7.75%	8/1/2022	$500,000	497,844	468,750
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.00%	5/14/2021	$1,000,000	991,762	866,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	9/26/2022	$1,000,000	997,602	987,780
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	5/29/2020	$937,857	923,660	731,528
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	$965,081	963,406	719,951
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	1/15/2021	$1,967,406	1,962,950	1,908,383
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	$2,955,000	2,943,580	2,345,530
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.50%	0.62%	0.00%	4.12%	3/23/2018	$2,790,451	2,748,229	2,752,780
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.00%	0.62%	0.00%	4.62%	3/24/2021	$2,111,028	2,034,284	2,077,779
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	0.75%	0.00%	4.75%	12/1/2022	$1,500,000	1,470,946	1,412,504
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	7/1/2020	$1,976,234	1,945,935	1,850,249
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/28/2019	$1,962,387	1,962,515	1,504,738
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$199,120	198,391	187,344
Garda World Security Corporation	Services: Business	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$778,380	775,586	732,346
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/30/2020	$2,451,137	2,445,005	2,016,452
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	7/5/2021	$493,750	488,813	433,883
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	5/31/2020	$693,858	684,537	676,511
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.25%	3/4/2019	$4,131,271	4,121,165	4,012,497
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	$2,725,318	2,717,647	2,237,023
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.00%	0.75%	0.00%	3.75%	4/30/2019	$2,000,000	1,974,077	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/4/2021	$1,264,036	1,259,418	1,191,354
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	6/1/2021	$1,974,982	1,941,456	1,959,340
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	8/2/2019	$475,000	473,378	421,561
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.75%	0.62%	0.00%	3.37%	5/1/2018	$2,119,664	2,053,127	2,116,294
Headwaters Incorporated	Building & Development	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	3/24/2022	$248,750	247,628	248,285
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	$249,370	246,940	244,929
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	3/12/2018	$2,910,000	2,933,230	2,879,998
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	5/8/2020	$1,970,000	1,955,325	1,915,825
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/3/2022	$997,500	995,241	983,784
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.62%	0.00%	3.62%	4/19/2019	$3,840,541	3,814,577	3,727,245
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/30/2021	$491,196	489,277	465,757
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/3/2020	$2,188,296	2,174,333	2,015,049
Insight Global	Services: Business	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	10/29/2021	$1,979,592	1,971,967	1,961,439
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/5/2022	$498,750	497,554	468,411
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	$955,481	955,481	639,379
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.50%	6/19/2021	$492,727	491,745	434,832
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	5/9/2022	$995,000	990,362	925,350
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	3.50%	1.00%	0.00%	4.50%	5/4/2018	$2,452,586	2,436,004	2,392,645
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	5/15/2020	$2,965,050	2,942,458	2,683,370
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	5.00%	1.00%	0.00%	6.00%	1/6/2022	$2,500,000	2,252,500	2,250,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.00%	0.75%	0.00%	4.75%	11/21/2022	$2,000,000	1,980,543	1,900,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	7/31/2021	$493,750	491,750	475,234
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/28/2020	$486,250	486,250	479,792
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.00%	1/28/2020	$1,212,794	1,208,220	1,201,042
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/8/2021	$992,447	987,851	950,268
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	4.50%	0.75%	0.00%	5.25%	1/15/2023	$2,183,824	2,119,162	2,180,177
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	3.50%	1.00%	0.00%	4.50%	8/18/2021	$246,875	245,802	244,098
MPH Acquisition Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	3/31/2021	$376,136	375,400	366,500
MSC Software Corporation	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/29/2020	$985,000	977,601	886,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	8/14/2021	$987,526	984,296	959,549
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.75%	3/11/2022	$250,000	249,729	218,750
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	10/7/2022	$1,000,000	985,784	989,750
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	12/21/2020	$2,007,042	1,811,375	1,822,655
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	10/30/2020	$985,022	974,747	939,464
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.88%	0.75%	0.00%	4.63%	1/30/2023	$2,000,000	1,930,000	1,950,000
Novelis, Inc.	Conglomerate	Term Loan B	Loan	3.25%	0.75%	0.00%	4.00%	6/2/2022	$4,771,058	4,749,389	4,440,090
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.00%	10/16/2022	$2,000,000	1,980,636	1,940,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	9/29/2023	$1,000,000	990,269	950,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.75%	1.00%	0.00%	4.75%	12/28/2018	$481,250	481,250	472,829
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.00%	0.75%	0.00%	2.75%	7/2/2018	$3,821,925	3,808,282	3,751,449
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	3.81%	0.75%	0.00%	4.56%	7/31/2022	$997,500	995,164	953,171
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.25%	0.00%	5.25%	4/7/2017	$789,045	789,045	774,645
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.00%	6/7/2019	$3,832,558	3,821,232	3,244,912
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	10/1/2021	$493,749	490,644	459,435
OpenLink International, LLC	Services: Business	Term B Loan	Loan	5.00%	1.25%	0.00%	6.25%	10/30/2017	$2,944,496	2,943,282	2,811,994
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.25%	6/24/2019	$1,432,750	1,427,110	1,336,039
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	10/30/2020	$980,000	976,133	774,200
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	4/13/2022	$248,125	246,994	218,350
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	4.75%	1.00%	0.00%	5.75%	1/15/2023	$1,000,000	980,217	978,590
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.00%	0.62%	0.00%	5.62%	1/15/2023	$1,000,000	980,216	978,960
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2022	$992,500	987,862	961,176
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	9/29/2020	$954,643	947,123	941,917
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	8/18/2022	$1,920,848	1,911,850	1,872,346
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/16/2021	$492,500	490,535	458,025
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	6/6/2022	$498,750	496,371	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	2.25%	0.75%	0.00%	3.00%	4/29/2020	$2,581,332	2,577,286	2,553,737
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/31/2021	$2,417,118	2,410,079	2,368,776
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	$724,167	721,080	716,020
Presidio, Inc.	Services: Business	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	2/2/2022	$1,902,292	1,846,615	1,816,688
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	7/1/2021	$1,995,000	1,985,640	1,924,178
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	10/1/2021	$938,354	936,008	886,745
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	$500,000	497,866	400,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	12/3/2020	$490,000	487,461	482,444
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	4/1/2022	$497,500	496,320	496,256
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	3/18/2021	$2,058,445	2,048,627	1,996,692
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	8/21/2020	$1,630,123	1,631,387	1,557,647
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,946
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	2/25/2022	$992,500	988,224	970,873
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	1.25%	0.00%	5.75%	2/8/2018	$1,901,835	1,889,759	1,889,150
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	7/2/2021	$1,477,500	1,471,640	1,422,094
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	6/20/2022	$497,500	495,187	479,675
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.50%	6/19/2023	$500,000	496,388	478,335
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	11/9/2020	$5,155,193	5,155,193	5,132,665
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$825,000	808,500	800,770
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$675,000	661,500	655,175
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	3/27/2021	$982,500	978,645	707,400
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	5.00%	1.00%	0.00%	6.00%	10/1/2021	$990,000	981,872	904,613
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	10/30/2022	$1,977,528	1,939,305	1,937,978
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	2/21/2021	$987,406	919,799	407,305
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	3.25%	1.25%	0.00%	4.50%	5/9/2017	$1,905,121	1,902,477	1,826,534
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/1/2021	$1,975,000	1,959,254	1,956,889
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	4.94%	6/30/2021	$987,500	985,421	952,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	9/18/2021	$1,995,000	1,976,131	1,931,160
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$222,750	222,282	220,801
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$1,262,250	1,259,600	1,251,205
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.75%	1.00%	0.00%	4.75%	9/30/2022	$1,995,000	1,985,507	1,911,469
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.75%	10/31/2019	$1,937,500	1,891,680	1,541,281
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2020	$2,904,577	2,896,630	2,207,479
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan 1/16	Loan	4.00%	0.75%	0.00%	4.75%	4/23/2021	$1,000,000	990,308	992,130
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/19/2021	$965,341	957,952	946,034
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	8.60%	3.00%	0.00%	11.60%	12/30/2016	$222,900	220,105	67,520
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	12/16/2020	$992,500	990,554	970,169
Sybil Finance BV	High Tech Industries	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	3/20/2020	$1,272,143	1,270,803	1,253,061
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	4/23/2019	$479,913	476,927	311,944
TaxACT, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	1/3/2023	$1,860,000	1,805,035	1,804,200
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/15/2020	$1,651,816	1,647,936	1,636,669
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	4/1/2022	$932,522	928,333	915,624
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	10/2/2021	$1,491,826	1,433,943	1,396,722
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	2/28/2020	$4,277,294	4,283,815	4,148,975
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	12/7/2020	$1,946,300	1,939,729	1,917,107
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	5/3/2018	$1,836,625	1,831,636	1,776,935
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	3.25%	1.25%	0.00%	4.50%	6/6/2019	$482,603	476,598	480,494
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/10/2020	$886,192	887,853	875,673
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	5.00%	1.25%	0.00%	6.25%	7/28/2017	$156,888	156,328	155,973
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	5.00%	1.25%	0.00%	6.25%	7/28/2017	$921,426	918,393	916,054
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/1/2022	$2,992,500	2,978,573	2,840,810
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/1/2020	$2,916,556	2,903,859	2,832,705
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	2/13/2019	$2,545,588	2,539,315	2,385,700
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	9/6/2019	$1,014,058	1,011,203	1,005,692
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	3.25%	1.00%	0.00%	4.25%	10/3/2019	$2,484,603	2,484,603	2,452,775
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	2/13/2023	$1,000,000	970,144	993,750
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/27/2021	$492,500	490,508	478,134
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	4.50%	1.25%	0.00%	5.75%	12/20/2018	$1,736,392	1,749,291	1,475,934
West Corporation	Telecommunications	Term B-10 Loan	Loan	2.50%	0.75%	0.00%	3.25%	6/30/2018	$2,534,892	2,558,782	2,490,861
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	4.75%	1.00%	0.00%	5.75%	6/27/2022	$2,985,000	2,971,139	2,932,763

										$303,643,756	$284,844,789

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$2,349,633	$2,349,633	$2,349,633

Total cash and cash equivalents									$2,349,633	$2,349,633	$2,349,633

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

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100.0% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter; and 20.0% of the amount of the our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no claw back of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

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

For the three months ended November 30, 2016 and November 30, 2015, the Company incurred $1.2 million and $1.1 million in base management fees, respectively. For the three months ended November 30, 2016 and November 30, 2015, the Company incurred $0.8 million and $0.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2016, there was a reduction of $0.4 million in incentive fees related to capital gains. For the three months ended November 30, 2015, we accrued $0.2 million in incentive fees related to capital gains. For the nine months ended November 30, 2016 and November 30, 2015, the Company incurred $3.6 million and $3.4 million in base management fees, respectively. For the nine months ended November 30, 2016 and November 30, 2015, the Company incurred $2.2 million and $1.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2016 and November 30, 2015, we accrued $0.1 million and $0.5 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016.

For the three months ended November 30, 2016 and November 30, 2015, we recognized $0.3 million and $0.3 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2016 and November 30, 2015, we recognized $1.0 million and $0.9 million, in administrator expenses for the periods, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2016, $0.3 million of administrator expenses and other expenses payable to the Manager were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, $0.2 million of administrator expenses and other expenses payable to the Manager were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the nine months ended November 30, 2016 and November 30, 2015, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On April 11, 2007, we entered into a $100.0 million revolving securitized credit facility (the “Revolving Facility”). On May 1, 2007, we entered into a $25.7 million term securitized credit facility (the “Term Facility” and, together with the Revolving Facility, the “Facilities”), which was fully drawn at closing. In December 2007, we consolidated the Facilities by using a draw under the Revolving Facility to repay the Term Facility. In response to the market wide decline in financial asset prices, which negatively affected the value of our portfolio, we terminated the revolving period of the Revolving Facility effective January 14, 2009 and commenced a two-year amortization period during which all principal proceeds from the collateral were used to repay outstanding borrowings. A significant percentage of our total assets had been pledged under the Revolving Facility to secure our obligations thereunder. Under the Revolving Facility, funds were borrowed from or through certain lenders and interest was payable monthly at the greater of the commercial paper rate and our lender’s prime rate plus 4.00% plus a default rate of 2.00% or, if the commercial paper market was unavailable, the greater of the prevailing LIBOR rates and our lender’s prime rate plus 6.00% plus a default rate of 3.00%.

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

As of November 30, 2016 and February 29, 2016, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2016 and November 30, 2015, we recorded $0.1 million and $0.1 million of interest expense, respectively. For the nine months ended November 30, 2016 and November 30, 2015, we recorded $0.3 million and $0.6 million of interest expense, respectively. For the three months ended November 30, 2016 and November 30, 2015, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. For the nine months ended November 30, 2016 and November 30, 2015, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. During the three and nine months ended November 30, 2016, there were no outstanding borrowings under the Credit Facility. The interest rates during the three and nine months ended November 30, 2015 on the outstanding borrowings under the Credit Facility were 6.00%. During the three and nine months ended November 30, 2015, the average dollar amount of outstanding borrowings under the Credit Facility was $0.9 million and $5.8 million, respectively.

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

Our borrowing base under the Credit Facility was $24.1 million subject to the Credit Facility cap of $45.0 million at November 30, 2016. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2016 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2016, as filed with the SEC on October 12, 2016. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2016, we have funded SBIC LP with $75.0 million of equity capital, and have $112.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2016 and February 29, 2016, there was $112.7 million and $103.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage. $4.1 million of financing costs related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2016 and November 30, 2015, we recorded $0.9 million and $0.6 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2016 and November 30, 2015, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended November 30, 2016 and November 30, 2015 on the outstanding borrowings of the SBA debentures was 3.08% and 3.25%, respectively.

For the nine months ended November 30, 2016 and November 30, 2015, we recorded $2.5 million and $1.9 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2016 and November 30, 2015, we recorded $0.4 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the nine months ended November 30, 2016 and November 30, 2015 on the outstanding borrowings of the SBA debentures was 3.12% and 3.21%, respectively. During the three and nine months ended November 30, 2016, the average dollar amount of SBA debentures outstanding was $110.7 million and $106.0 million, respectively. During the three and nine months ended November 30, 2015, the average dollar amount of SBA debentures outstanding was $79.0 million.

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

Notes

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes will mature on May 31, 2020, and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of November 30, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

As of November 30, 2016, the carrying amount and fair value of the 2020 Notes was $61.8 million and $62.3 million, respectively. The fair value of the 2020 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of November 30, 2016, $2.7 million of financing costs related to the 2020 Notes (including underwriting commissions and net of issuance premiums) have been capitalized and are being amortized over the term of the 2020 Notes. For the three and nine months ended November 30, 2016, we recorded $1.2 million and $3.5 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2020 Notes. For the three and nine months ended November 30, 2015, we recorded $1.1 million and $3.1 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2020 Notes. During the three and nine months ended November 30, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million. During the three and nine months ended November 30, 2015, the average dollar amount of 2020 Notes outstanding was $59.1 million and $53.9 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$174,453	$—	$—	$61,793	$112,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $3.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	November 30, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
GreyHeller LLC	2,000	—
Identity Automation Systems	—	1,000

Total	$3,000	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2016 and November 30, 2015, we incurred $0.07 million and $0.05 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2016 and November 30, 2015, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2016 and February 29, 2016, $0.05 million and $0.03 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2016, we had not issued any common stock to our directors as compensation for their services.

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

On October 5, 2016, the Company declared a dividend of $0.44 per share payable on November 9, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. As of November 30, 2016, the Company purchased 214,391 shares of common stock, at the average price of $16.84 for approximately $3.6 million pursuant to this repurchase plan.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended November 30, 2016 and November 30, 2015 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and diluted	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Net increase in net assets from operations	$1,574	$3,421	$10,133	$12,049
Weighted average common shares outstanding	5,727,933	5,632,011	5,735,443	5,533,094
Weighted average earnings per common share-basic and diluted	$0.27	$0.61	$1.77	$2.18

Note 11. Dividend

On October 5, 2016, the Company declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

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

The following table summarizes dividends declared during the nine months ended November 30, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 5, 2016	October 31, 2016	November 9, 2016	$0.44	$2,509
August 8, 2016	August 24, 2016	September 5, 2016	$0.20	$1,151
July 7, 2016	July 29, 2016	August 9, 2016	$0.43	$2,466
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$1.48	$8,472

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared during the nine months ended November 30, 2015 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 7, 2015	November 2, 2015	November 30, 2015	$0.36	$2,028
July 8, 2015	August 3, 2015	August 31, 2015	$0.33	$1,844
May 14, 2015	May 26, 2015	June 5, 2015	$1.00	$5,429
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	$1,466

Total dividends declared			$1.96	$10,767

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2016 and November 30, 2015:

	November 30, 2016	November 30, 2015
Per share data:
Net asset value at beginning of period	$22.06	$22.70
Net investment income(1)	1.49	1.37
Net realized and unrealized gains and losses on investments	0.28	0.81

Net increase in net assets from operations	1.77	2.18
Distributions declared from net investment income	(1.48)	(1.96)

Total distributions to stockholders	(1.48)	(1.96)
Dilution(4)	(0.14)	(0.33)
Net asset value at end of period	$22.21	$22.59
Net assets at end of period	$127,679,730	$127,273,366
Shares outstanding at end of period	5,748,247	5,634,115
Per share market value at end of period	$20.18	$15.63
Total return based on market value(2)	56.98%	11.29%
Total return based on net asset value(3)	11.37%	11.67%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.54%	8.64%
Ratio of operating expenses to average net assets(7)	7.10%	6.68%
Ratio of incentive management fees to average net assets(6)	1.83%	1.73%
Ratio of interest and debt financing expenses to average net assets(7)	7.42%	6.65%
Ratio of total expenses to average net assets(8)	16.35%	15.06%
Portfolio turnover rate(5)	31.25%	23.05%

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On January 12, 2017, the Company declared a dividend of $0.45 per share payable for the fiscal quarter ended November 30, 2016 to all stockholders of record at the close of business on January 31, 2017, with a payment date on February 9, 2017. Shareholders will have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP.

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $72.1 million after deducting underwriting commissions of approximately $2.0 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 20, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The proceeds from the offering will be used to repay all of the outstanding indebtedness under the 2020 Notes, which amounts to $61.8 million.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. The 2020 Notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of November 30, 2016, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $72.1 million after deducting underwriting commissions of approximately $2.0 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 20, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used to repay all of the outstanding indebtedness under the 2020 Notes, which amounts to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, we completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of approximately $300.0 million in aggregate principal amount of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

The Saratoga CLO remains 100% owned and managed by Saratoga Investment Corp. Following the refinancing, we receive a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	expenses incurred by our investment adviser payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (“SEC”) and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

The incentive fee had two parts:

•	A fee, payable quarterly in arrears, equal to 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

•	A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

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

The terms of the investment advisory and management agreement with Saratoga Investment Advisors, our current investment adviser, are substantially similar to the terms of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

•	The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to Saratoga Investment Advisors and, as a result, Saratoga Investment Advisors will be entitled to 20.0% of net gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

•	Under the “catch up” provision, 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors. This will enable Saratoga Investment Advisors to receive 20.0% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga Investment Advisors will receive 20.0% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20.0% of the excess net investment income over 1.875%.

•	We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

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

New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At November 30, 2016	At February 29, 2016
	($ in millions)	($ in millions)
Number of investments(1)	52	59
Number of portfolio companies(1)	30	34
Average investment size(1)	$5.1	$4.6
Weighted average maturity(1)	3.4 yrs	3.8 yrs
Number of industries(3)	11	11
Average investment per portfolio company(1)	$8.9	$8.0
Non-performing or delinquent investments(1)	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$46.7(18.3%)	$97.9(40.0%)
Weighted average current coupon(2)	11.9%	11.5%
Floating rate debt (% of interest bearing portfolio)(2)	$208.5(81.7%)	$146.8(60.0%)
Weighted average current spread over LIBOR(2)	10.1%	9.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F Note.

During the three months ended November 30, 2016, we invested $30.1 million in new or existing portfolio companies and had $23.8 million in aggregate amount of exits and repayments resulting in net investments of $6.3 million for the period. During the three months ended November 30, 2015, we invested $15.3 million in new or existing portfolio companies and had $27.9 million in aggregate amount of exits and repayments resulting in net repayments of $12.6 million for the period.

During the nine months ended November 30, 2016, we invested $85.9 million in new or existing portfolio companies and had $94.7 million in aggregate amount of exits and repayments resulting in net repayments of $8.8 million for the period. During the nine months ended November 30, 2015, we invested $57.4 million in new or existing portfolio companies and had $62.7 million in aggregate amount of exits and repayments resulting in net repayments of $5.3 million for the period.

Our portfolio composition at November 30, 2016 and February 29, 2016 at fair value was as follows:

Portfolio composition

	At November 30, 2016		At February 29, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	3.5%	5.4%	4.2%	8.2%
First lien term loans	57.8	10.5	50.9	10.6
Second lien term loans	28.9	11.7	31.1	11.5
Structured finance securities	5.5	12.2	4.5	16.4
Equity interests	4.3	0.7	9.3	N/A

Total	100.0%	10.8%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2016 and February 29, 2016 was composed of $297.5 million and $302.7 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2016, $286.1 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and there were no Saratoga CLO portfolio investments in default. At February 29, 2016, $283.3 million or 99.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.8 million.

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

The CMR distribution of our investments at November 30, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At November 30, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$246,130	88.7%	$240,623	84.7%
Yellow	8,423	3.0	4,058	1.4
Red	8	0.0	8	0.0
N/A(1)	23,009	8.3	39,307	13.9

Total	$277,570	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2016 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At November 30, 2016		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$257,697	88.9%	$251,570	88.3%
Yellow	28,425	9.8	31,752	11.1
Red	3,840	1.3	1,331	0.5
N/A(1)	37	0.0	192	0.1

Total	$289,999	100.0%	$284,845	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2016 and February 29, 2016:

	At November 30, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$146,250	52.7%	$105,976	37.3%
Healthcare Services	28,128	10.1	36,905	13.0
Consumer Services	20,737	7.5	43,109	15.2
Media	18,522	6.7	16,574	5.8
Real Estate	16,661	6.0	9,537	3.4
Structured Finance Securities (1)	15,266	5.5	12,828	4.5
Education	10,919	3.9	10,694	3.8
Metals	8,857	3.2	10,526	3.7
Food and Beverage	8,423	3.0	9,131	3.2
Building Products	2,000	0.7	6,367	2.2
Aerospace and Defense	1,020	0.4	—	—
Consumer Products	787	0.3	7,642	2.7
Automotive Aftermarket	—	—	14,707	5.2

Total	$277,570	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2016 and February 29, 2016:

	At November 30, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$41,241	14.2%	$37,308	13.1%
Healthcare & Pharmaceuticals	30,765	10.6	28,339	9.9
Chemicals/Plastics	23,271	8.0	24,714	8.7
High Tech Industries	16,703	5.8	9,451	3.3
Banking, Finance, Insurance & Real Estate	15,678	5.4	10,175	3.6
Retailers (Except Food and Drugs)	14,664	5.1	18,898	6.6
Aerospace and Defense	13,008	4.5	12,580	4.4
Conglomerate	12,767	4.4	11,770	4.1
Telecommunications	11,741	4.0	11,364	4.0
Media	10,732	3.7	4,768	1.7
Industrial Equipment	9,921	3.4	11,777	4.1
Leisure Goods/Activities/Movies	9,198	3.2	8,009	2.8
Electronics/Electric	8,344	2.9	9,342	3.3
Financial Intermediaries	7,760	2.7	13,559	4.8
Food Services	5,872	2.0	5,944	2.1
Automotive	5,004	1.7	5,470	1.9
Publishing	4,938	1.7	3,029	1.1
Lodging and Casinos	4,352	1.5	4,958	1.8
Capital Equipment	3,989	1.4	—	—
Technology	3,883	1.3	7,774	2.7
Food/Drug Retailers	3,835	1.3	2,737	1.0
Food Products	3,150	1.1	5,694	2.0
Beverage, Food & Tobacco	3,005	1.0	984	0.3
Insurance	2,988	1.0	4,712	1.7
Drugs	2,936	1.0	2,873	1.0
Utilities	2,894	1.0	6,975	2.4
Hotel, Gaming and Leisure	2,604	0.9	1,917	0.7
Oil & Gas	2,519	0.9	2,273	0.8
Brokers/Dealers/Investment Houses	2,470	0.9	2,618	0.9
Containers/Glass Products	1,993	0.7	4,168	1.5
Construction & Building	1,958	0.7	2,869	1.0
Cable and Satellite Television	1,617	0.6	3,557	1.2
Nonferrous Metals/Minerals	1,207	0.4	1,505	0.5
Transportation	1,005	0.3	—	—
Environmental Industries	801	0.3	732	0.3
Services: Consumer	655	0.2	496	0.2
Broadcast Radio and Television	283	0.1	1,258	0.4
Building and Development	248	0.1	248	0.1

Total	$289,999	100.0%	$284,845	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2016 and February 29, 2016. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At November 30, 2016		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$113,621	40.9%	$108,661	38.3%
Midwest	55,526	20.0	57,553	20.3
Northeast	41,973	15.1	52,875	18.6
Southwest	24,843	9.0	25,535	9.0
West	16,561	6.0	24,544	8.6
Other(1)	15,266	5.5	12,828	4.5
Northwest	7,780	2.8	—	—
International	2,000	0.7	2,000	0.7

Total	$277,570	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2016 and November 30, 2015 were as follows:

	For the three months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Total investment income	$8,442	$6,936
Total expenses	5,023	4,786

Net investment income	3,419	2,150
Net realized gains from investments	260	448
Net unrealized appreciation (depreciation) on investments	(2,105)	823

Net increase in net assets resulting from operations	$1,574	$3,421

	For the nine months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Total investment income	$24,799	$22,255
Total expenses	16,238	14,676

Net investment income	8,561	7,579
Net realized gains from investments	12,300	4,231
Net unrealized appreciation (depreciation) on investments	(10,728)	239

Net increase in net assets resulting from operations	$10,133	$12,049

Investment income

The composition of our investment income for the three and nine months ended November 30, 2016 and November 30, 2015 were as follows:

	For the three months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Interest from investments	$7,456	$6,227
Management fee income	375	369
Interest from cash and cash equivalents and other income	611	340

Total	$8,442	$6,936

	For the nine months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Interest from investments	$22,040	$19,978
Management fee income	1,124	1,121
Interest from cash and cash equivalents and other income	1,635	1,156

Total	$24,799	$22,255

For the three months ended November 30, 2016, total investment income of $8.4 million, increased $1.5 million, or 21.7% compared to $6.9 million for the three months ended November 30, 2015. Interest income from investments increased $1.3 million, or 19.7%, to $7.5 million for the three months ended November 30, 2016 from $6.2 million for the three months ended November 30, 2015. This reflects an increase of 15.2% in total investments to $277.6 million at November 30, 2016 from $241.0 million at November 30, 2015, with the weighted average current coupon increasing from 11.3% to 11.9%.

For the nine months ended November 30, 2016, total investment income of $24.8 million, increased $2.5 million, or 11.4% compared to $22.3 million for the nine months ended November 30, 2015. Interest income from investments increased $2.0 million, or 10.3%, to $22.0 million for the nine months ended November 30, 2016 from $20.0 million for the nine months ended November 30, 2015. This reflects an increase of 15.2% in total investments to $277.6 million at November 30, 2016 from $241.0 million at November 30, 2015, with the weighted average current coupon increasing from 11.3% to 11.9%.

For the three months ended November 30, 2016 and November 30, 2015, total PIK income was $0.2 million and $0.04 million, respectively. For the nine months ended November 30, 2016 and November 30, 2015, total PIK income was $0.5 million and $1.0 million, respectively.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2016 and November 30, 2015 was as follows:

Operating Expenses

	For the three months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Interest and debt financing expenses	$2,369	$2,129
Base management fees	1,220	1,092
Professional fees	330	348
Administrator expenses	342	325
Incentive management fees	395	404
Insurance	69	85
Directors fees and expenses	66	51
General and administrative and other expenses	232	352
Excise tax expense (credit)	—	—

Total expenses	$5,023	$4,786

	For the nine months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Interest and debt financing expenses	$7,107	$6,241
Base management fees	3,650	3,366
Professional fees	992	1,030
Administrator expenses	992	850
Incentive management fees	2,331	2,161
Insurance	210	260
Directors fees and expenses	192	153
General and administrative and other expenses	764	738
Excise tax expense (credit)	—	(123)

Total expenses	$16,238	$14,676

For the three months ended November 30, 2016, total operating expenses increased $0.2 million, or 5.0% compared to the three months ended November 30, 2015. For the nine months ended November 30, 2016, total operating expenses increased $1.6 million, or 10.6% compared to the nine months ended November 30, 2015.

For the three and nine months ended November 30, 2016 and November 30, 2015, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, as well as additional notes being issued. Our SBA debentures increased from $79.0 million at November 30, 2015 to $112.7 million at November 30, 2016, and the 2020 Notes payable increased slightly from $61.4 million outstanding to $61.8 million outstanding for these same periods. For the three months ended November 30, 2016, the weighted average interest rate on our outstanding indebtedness was 4.66% compared to 5.07% for the three months ended November 30, 2015. For the nine months ended November 30, 2016, the weighted average interest rate on our outstanding indebtedness was 4.73% compared to 4.99% for the nine months ended November 30, 2015. For both periods, the decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate and makes up a higher proportion of our overall debt this year partially offset by the increase in 2020 Notes payable that carry a higher interest rate. SBA debentures increased from 56.3% of overall debt as of November 30, 2015 to 64.6% as of November 30, 2016.

For the three months ended November 30, 2016, base management fees increased $0.1 million, or 11.8% compared to the three months ended November 30, 2015. For the nine months ended November 30, 2016, base management fees increased $0.3 million, or 8.4% compared to the nine months ended November 30, 2015. The increase in base management fees results from the 11.8% increase in the average value of our total assets, less cash and cash equivalents, from $250.1 million as of November 30, 2015 to $279.6 million as of November 30, 2016.

For the three and nine months ended November 30, 2016, professional fees decreased $0.02 million, or 5.0%, and decreased $0.04 million, or 3.8%, respectively, compared to the three and nine months ended November 30, 2015.

For the three months ended November 30, 2016, incentive management fees decreased $0.01 million, or 2.4%, compared to the three months ended November 30, 2015. The first part of the incentive management fees increased this year from $0.2 million to $0.8 million reflecting higher pre-incentive fee net investment income for the three months ended November 30, 2016. For the three months ended November 30, 2016, there was a reduction of $0.4 million in incentive management fees related to capital gains compared to a $0.2 million increase in expense as compared to the three months ended November 30, 2015, reflecting a $1.3 million net gain on investments for the three months ended November 30, 2015, as compared to a $1.8 million net loss on investments for the three months ended November 30, 2016.

For the nine months ended November 30, 2016, incentive management fees increased $0.2 million, or 7.9%, compared to the nine months ended November 30, 2015. The first part of the incentive management fees increased this year from $1.7 million to $2.2 million for the nine months ended November 30, 2016, reflecting a higher pre-incentive fee net investment income this year. However, the total incentive management fees increase was only $0.2 million as the incentive management fees related to capital gains decreased from $0.5 million to $0.1 million compared to the nine months ended November 30, 2015, reflecting a $4.5 million net gain on investments for the nine months ended November 30, 2015, as compared to a $1.6 million net gain on investments for the nine months ended November 30, 2016.

As discussed above, the increase in interest and debt financing expenses for the three and nine months ended November 30, 2016 as compared to the three and nine months ended November 30, 2015 is primarily attributable to an increase in the amount of outstanding debt. For the three and nine months ended November 30, 2016, there were no outstanding borrowings under the Credit Facility. For the three and nine months ended November 30, 2015, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. For the three months ended November 30, 2016 and November 30, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.08% and 3.25%, respectively. For the nine months ended November 30, 2016 and November 30, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.12% and 3.21%, respectively.

Net realized gains/(losses) on sales of investments

For the three months ended November 30, 2016, the Company had $23.8 million of sales, repayments, exits or restructurings resulting in $0.3 million of net realized gains. For the nine months ended November 30, 2016, the Company had $94.7 million of sales, repayments, exits or restructurings resulting in $12.3 million of net realized gains. The most significant realized gains during the nine months ended November 30, 2016 were as follows (dollars in thousands):

Nine Months ended November 30, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C.	Common Stock	$6,505	$481	$6,024
Legacy Cabinets, Inc.	Common Stock Voting A-1	2,320	221	2,099
Legacy Cabinets, Inc.	Common Stock Voting B-1	1,464	139	1,325

The $6.0 million of realized gain on our investment in Take 5 Oil Change, L.L.C. was due to the completion of a sales transaction with a strategic acquirer.

The $3.4 million of realized gains on our investments in Legacy Cabinets, Inc. were due to a period of steadily improving performance, leading up to our sale of shares in Legacy Cabinets, Inc.

For the three months ended November 30, 2015, the Company had $27.9 million of sales, repayments, exits or restructurings resulting in $0.4 million of net realized gains. For the nine months ended November 30, 2015, the Company had $62.7 million of sales, repayments, exits or restructurings resulting in $4.2 million of net realized gains. The most significant realized gains during the nine months ended November 30, 2015 were as follows (dollars in thousands):

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

Net unrealized appreciation/(depreciation) on investments

For the three months ended November 30, 2016, our investments had net unrealized depreciation of $2.1 million versus net unrealized appreciation of $0.8 million for the three months ended November 30, 2015. For the nine months ended November 30, 2016, our investments had net unrealized depreciation of $10.7 million versus net unrealized appreciation of $0.2 million for the nine months ended November 30, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2016, were the following (dollars in thousands):

Nine Months ended November 30, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Depreciation
Take 5 Oil Change, L.L.C.	Common Stock	$—	$—	$—	$(5,755)
Legacy Cabinets, Inc.	Common Stock Voting A-1	—	—	—	(2,456)
Legacy Cabinets, Inc.	Common Stock Voting B-1	—	—	—	(1,550)
Elyria Foundry Company, L.L.C.	Common Stock	9,217	357	(8,860)	(1,669)

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

The $1.7 million of change in unrealized depreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the company’s performance.

The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2015, were the following (dollars in thousands):

Nine Months ended November 30, 2015

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Elyria Foundry Company, LLC	Common Stock	$9,218	$3,266	$(5,952)	$(3,497)
Targus Group International, Inc.	First Lien Term Loan	3,589	2,232	(1,357)	(1,103)
Saratoga CLO	Other/Structured Finance Securities	13,668	15,776	2,108	1,030

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

Changes in net assets resulting from operations

For the three months ended November 30, 2016 and November 30, 2015, we recorded a net increase in net assets resulting from operations of $1.6 million and $3.4 million, respectively. Based on 5,727,933 weighted average common shares outstanding as of November 30, 2016, our per share net increase in net assets resulting from operations was $0.27 for the three months ended November 30, 2016. This compares to a per share net increase in net assets resulting from operations of $0.61 for the three months ended November 30, 2015 based on 5,632,011 weighted average common shares outstanding as of November 30, 2015.

For the nine months ended November 30, 2016 and November 30, 2015, we recorded a net increase in net assets resulting from operations of $10.1 million and $12.0 million, respectively. Based on 5,735,443 weighted average common shares outstanding as of November 30, 2016, our per share net increase in net assets resulting from operations was $1.77 for the nine months ended November 30, 2016. This compares to a per share net increase in net assets resulting from operations of $2.18 for the nine months ended November 30, 2015 based on 5,533,094 weighted average common shares outstanding as of November 30, 2015.

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

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the distribution requirement applicable to RICs under the Code. In satisfying this distribution requirement, we have in the past relied on IRS issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20% of the aggregate declared distribution. We may rely on these IRS private letter rulings in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 306.6% as of November 30, 2016 and 302.5% as of February 29, 2016. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2016, we had no outstanding borrowings under the Credit Facility and $112.7 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2016 and February 29, 2016 was $24.1 million and $21.8 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 306.6% as of November 30, 2016 and 302.5% as of February 29, 2016.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2016, our SBIC subsidiary had $75.0 million in regulatory capital and $112.7 million SBA-guaranteed debentures outstanding.

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

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 2020 Notes for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the 2020 Notes, we agreed to the following covenants for the period of time during which the 2020 Notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings.

•	we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

The 2020 Notes are listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of November 30, 2016, we sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $72.1 million after deducting underwriting commissions of approximately $2.0 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 20, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used to repay all of the outstanding indebtedness under the 2020 Notes, which amounts to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies.

At November 30, 2016 and February 29, 2016, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts was as follows:

	At November 30, 2016		At February 29, 2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$5,770	1.9%	$2,440	0.8%
Cash and cash equivalents, reserve accounts	17,521	5.8	4,595	1.6
Syndicated loans	9,627	3.2	11,868	4.1
First lien term loans	160,460	53.3	144,643	49.7
Second lien term loans	80,195	26.7	88,178	30.3
Structured finance securities	15,266	5.1	12,828	4.4
Equity interests	12,022	4.0	26,479	9.1

Total	$300,861	100.0%	$291,031	100.0%

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. As of November 30, 2016, we purchased 214,391 shares of common stock, at the average price of $16.84 for approximately $3.6 million pursuant to this repurchase plan.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2016:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$174,453	$—	$—	$61,793	$112,660

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $3.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2016 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2016 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	November 30, 2016	February 29, 2016
Avionte Holdings, LLC	$1,000	$1,000
GreyHeller LLC	2,000	—
Identity Automation Systems	—	1,000

Total	$3,000	$2,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the risks reported in our Form 10-K for the year ended February 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: January 11, 2017	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer