Form 10-K
period 2017-02-28
SARATOGA INVESTMENT CORP.
filed 2017-05-16
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 6.75% Notes due 2023	The New York Stock Exchange The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2016 was approximately $64.5 million based upon a closing price of $17.93 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 16, 2017 was 5,884,375.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC, L.P., unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I. Item 1A. “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

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

Our portfolio is comprised primarily of investments in leveraged loans issued by middle market companies. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt which are invested by companies with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Term loans are loans that do not allow the borrowers to repay all or a portion of the loans prior to maturity and then re-borrow such repaid amounts under the loan again. We also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company.

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of Investment Company Act of 1940 (“1940 Act”), which includes private equity funds, to no more than 15% of its net assets.

As of February 28, 2017, we had total assets of $318.7 million and investments in 29 portfolio companies and an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $11.0 million as of February 28, 2017. The overall portfolio composition as of February 28, 2017 consisted of 54.3% of first lien term loans, 30.0% of second lien term loans, 3.4% of syndicated loans, 5.3% of subordinated notes of Saratoga CLO and 7.0% of common equity. As of February 28, 2017 the weighted average yield on all of our debt investments, including our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of the Saratoga CLO, was approximately 10.9%. As of February 28, 2017, approximately 99.9% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2017, was composed of $297.1 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing. Pursuant to the 200.0% asset coverage ratio limitation, we are permitted to borrow one dollar to make investments for every dollar we have in assets less all liabilities and indebtedness not represented by preferred stock or debt securities issued by us or loans obtained by us so that for every one dollar of outstanding indebtedness we have two dollars of assets.

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

Saratoga Investment Advisors

General

Our investment adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our investment adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 29, 27, 30 and 20 years of experience in leveraged finance, respectively. Our investment adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 30-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

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

In addition to the base management fee, we pay Saratoga Investment Advisors an incentive fee, which consists of two parts. First, we pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which, our pre-incentive fee income does not exceed a fixed “hurdle rate” of 1.875% per quarter; and

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter is payable to the investment adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.344%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our investment adviser was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter without any catch-up provision; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter is payable to the investment adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the investment adviser).

There is no accumulation of amounts from quarter to quarter on either the hurdle rate or the parameters set by the “catch-up” mechanism or any clawback of amounts previously paid to Saratoga Investment Advisers if subsequent quarters are below the quarterly hurdle or the “catch-up” parameters. Furthermore, there is no delay of payment to Saratoga Investment Advisers if prior quarters are below the quarterly hurdle or “catch-up.”

Pre-incentive fee net investment income means interest income, dividend income and other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) earned during the calendar quarter, minus our operating expenses for the quarter. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation, or realized gains or losses resulting from the extinguishment of our own debt.

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

Investments

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, acquisitions, growth, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt which are invested by companies with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. For a discussion of the risks pertaining to our secured investments, see Part I. Item 1A. “Risk Factors—Our investments may be risky, and you could lose all or part of your investment.”

As part of our long-term strategy, we also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. See Part I. Item 1A. “Risk Factors—If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies default on their indebtedness.”

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2017, 70.2% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, 83.1% of our debt investments at February 28, 2017, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

On January 22, 2008, GSC Group, Inc., as asset manager, with Lehman Brothers raising the financing, entered into a collateral management agreement with Saratoga CLO. Saratoga CLO was structured with five tranches of debt, plus residual notes. Saratoga CLO’s five tranches of debt was purchased by a wide variety of CLO debt market participants. In addition, we purchased for $30.0 million all of the outstanding subordinated notes of Saratoga CLO.

Pursuant to its terms, the investment period for Saratoga CLO ended in January 2013, and certain restrictions in such terms prevented portfolio reinvestment. As a result, the Company determined that it was in its best interest to refinance Saratoga CLO given the fee income it receives for managing Saratoga CLO. The Company did not originate any of the loan assets included in the formation of Saratoga CLO, nor has it done so since the subsequent refinancing transaction. Moreover, the Company does not expect to originate any of the loans in the Saratoga CLO portfolio prospectively. The Company has from time to time co-invested in loans with the Saratoga CLO. The Company currently has no co-investments between it and Saratoga CLO.

With respect to our advisory services to Saratoga CLO, and in particular the underwriting standards used when determining which investments qualify for inclusion in the Saratoga CLO, they are substantially similar to the process employed in selecting the Company’s investments. All of the credit metrics for a Saratoga CLO investment are reviewed and documented in the same manner as they would be for an investment for the Company, with some minor differences. For example, the Saratoga CLO investment process also includes the Standard & Poors and Moody’s review of the loan investment and the assigned corporate ratings, in addition to the Standard & Poors recovery rate analysis, which typically does not apply to a prospective investment of the Company. Lastly, a Saratoga CLO investment also considers the likely secondary liquidity of the loan in considering the investment, whereas the Company’s investments are generally illiquid.

Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, we completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of approximately $300.0 million in aggregate principal amount of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%. The Class F tranche is the eighth tranche in the capital structure of Saratoga CLO and is subordinated to the other debt classes of Saratoga CLO. The Class F tranche is only senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $4.5 million Class F tranche and ahead of the aggregate principal amount of our position in the subordinated notes, which as of February 28, 2017 had a fair value of $11.0 million, with respect to priority of payments in the event of a default or a liquidation. After the reinvestment period ends in October 2018, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by October 2018, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness and ultimately liquidate Saratoga CLO.

The terms of the subordinated notes of Saratoga CLO entitles the Company to the residual net interest income in Saratoga CLO, which are paid on a quarterly basis after payment of all expenses, assuming that the Saratoga CLO remains in compliance with its various debt and rating agency compliance tests. The Company’s investment in the subordinated notes of Saratoga CLO can be sold or transferred at any time. The Company has held 100% of the subordinated notes of Saratoga CLO since the inception of Saratoga CLO.

Generally, the interests of the holders of the various classes of securities issued by the Saratoga CLO are aligned with the interests of the Company as holder of the subordinated notes. The investors in the various debt tranches of the securities issued by the Saratoga CLO are interested in the regular payment of interest income from the Saratoga CLO and the overcollateralization of the underlying loan assets relative to the Saratoga CLO debt issued. On the other hand, the subordinated note holders might prefer purchasing higher yielding riskier assets that could increase returns while the returns of the holders of the debt securities remain unchanged.

With respect to the collateral management agreement that the Company has entered into with Saratoga CLO, while the agreement is similar to the investment advisory and management agreement between the Company and Saratoga Investment Advisors in that it is an asset management agreement, there are material differences between the two. For example, pursuant to Section 15 of the 1940 Act, the Management Agreement with Saratoga Investment Advisors has an initial term of two years, with annual renewals to be approved by the Company’s board of directors. The contract can be terminated by the Company’s board of directors or stockholders with 60 days’ notice, with no penalty for termination. The collateral management agreement that the Company has entered into with Saratoga CLO, on the other hand, has no renewal requirement, and can be terminated without cause with the approval of two-thirds of each of the class of CLO securities, excluding votes from interested noteholders. Furthermore, the Saratoga CLO collateral management agreement cannot be terminated with cause without the approval of a majority of all of the CLO security holders voting collectively, excluding votes from interested noteholders. If the Saratoga CLO collateral management agreement is terminated, the manager remains in place until a new manager is appointed by the issuer at the direction of a majority of the noteholders, and so long as such replacement is not rejected within 20 days by the most senior class of the Saratoga CLO securities. We receive a base management fee of 0.10% and a subordinated management fee of 0.40% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, we received a base management fee of 0.25% and a subordinated management fee of 0.25% of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

The securities issued by the Saratoga CLO do not have any external credit enhancement features that would minimize the potential losses to the subordinated notes. Saratoga CLO recognized losses of approximately $3.4 million in October 2013 and $6.1 million in November 2016 upon the refinancing as a result of the legal and accounting costs associated with the refinancing and the divestiture of certain Saratoga CLO loans not eligible for the refinanced Saratoga CLO. The cost of the refinancing was effectively borne by the Company as the holder of the subordinated notes in Saratoga CLO. The indenture for the Saratoga CLO does not contemplate the issuance of additional securities while the existing Saratoga CLO securities remain outstanding. The indenture could be amended to allow the issuance of additional securities, which would require consents of the holders of the Saratoga CLO debt securities and the approval of the rating agencies. The Saratoga CLO could issue additional securities pursuant to a refinancing of the existing securities. The costs of any such future refinancing would effectively be borne by us as the holder of the subordinated notes in Saratoga CLO.

The Company does not believe that any representations or warranties made by the Company as manager of Saratoga CLO or investor in the subordinated notes could materially affect the Company. However, because the Company acts as the collateral manager to Saratoga CLO, it may be subject to claims by third-party investors in Saratoga CLO for alleged or actual negligent acts, errors or omissions or breach of fiduciary duties committed in the scope of performing its services as the collateral manager.

As of February 28, 2017, the Saratoga CLO portfolio consisted of $297.1 million in aggregate principal amount of primarily senior secured first lien term loans. 98.8% of the Saratoga CLO portfolio consisted of such loans at February 28, 2017, to 195 borrowers with an average exposure to each borrower of $1.5 million. The weighted average maturity of the portfolio is 4.45 years. In addition, Saratoga CLO held $13.0 million in cash at February 28, 2017. Our investment in Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has a cost basis of approximately $10.3 million, which is net of all principal payments made by Saratoga CLO on the Company’s initial $30.0 million investment in Saratoga CLO.

Prospective portfolio company characteristics

Our investment adviser generally selects portfolio companies with one or more of the following characteristics:

•	a history of generating stable earnings and strong free cash flow;

•	well-constructed balance sheets with the ability to withstand industry cycles, supported by sustainable enterprise values;

•	reasonable debt-to-cash flow multiples;

•	exceptional management with meaningful stake;

•	industry leadership with competitive advantages and sustainable market shares and growth prospects in attractive and healthy sectors; and

•	capital structures that provide appropriate terms and reasonable covenants.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with the senior management of our senior management; and

•	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews each preliminary valuation and our investment adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our investment adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2016 calendar year, our distributions were insufficient such that we incurred federal excise taxes of $44,770. We may elect to withhold from distribution a portion of our ordinary income for the 2017 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2017, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service (“IRS”) has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

The incentive fee has the following two parts:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock or debt security, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or realized gains or losses resulting from the extinguishment of our own debt. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.875% per quarter, subject to a “catch up” provision. The base management fee is calculated prior to giving effect to the payment of any incentive fees.

We pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each fiscal quarter as follows: (A) no incentive fee in any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate; (B) 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors; and (C) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. We refer to the amount specified in clause (B) as the “catch-up.” The “catch-up” provision is intended to provide Saratoga Investment Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, Saratoga Investment Advisors was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter without any catch-up provision. These calculations are appropriately pro-rated when such calculations are applicable for any period of less than three months.

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

Incentive Fee	=	(100.0% × (pre-incentive fee net investment income–1.875%)
	=	100.0%(2.2325%–1.875%)
	=	100.0%(0.3575%)
	=	0.3575%

(1)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(2)	Represents 7.5% hurdle rate.
(3)	Represents 1.75% annualized management fee. For the purposes of this example, we have assumed that we have not incurred any indebtedness and that we maintain no cash or cash equivalents.
(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.344% in any fiscal quarter.

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.5%

•	Pre-Incentive Fee Net Investment Income (investment income–(management fee + other expenses) = 2.7325%

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

In approving this Management Agreement, the directors considered, among other things, (i) the nature, extent and quality of the advisory and other services to be provided to us by Saratoga Investment Advisors; (ii) our investment performance and the investment performance of Saratoga Investment Advisors; (iii) the expected costs of the services to be provided by Saratoga Investment Advisors (including management fees, advisory fees and expense ratios) as compared to other companies within the industry, and the profits expected to be realized by Saratoga Investment Advisors; (iv) the limited potential for economies of scale in investment management associated with managing us; and (v) Saratoga Investment Advisors estimated pro forma profitability with respect to managing us.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	expenses incurred by our investment adviser payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the administration agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Significant managerial assistance to portfolio companies

BDCs generally must offer to make available to the issuer of the securities in which we invest significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate administration agreement, our investment adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

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

We do not share this information with any non-affiliated third party except as described below:

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

On April 2, 2015, the SBA issued a “green light” letter inviting us to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us has expired. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

As of February 28, 2017, our SBIC LP subsidiary had $75.0 million in regulatory capital and $112.7 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC LP subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set forth below are the principal risks with respect to the Company generally and with respect to business development companies, they may not be the only risks we face. This section nonetheless describes the principal risk factors associated with investment in the Company specifically, as well as those factors generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to the Company’s. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline and you may lose all or part of your investment.

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

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. However, if we repurchase our outstanding debt securities, including our 6.75% Notes due 2023 (the “2023 Notes”) and such repurchase results in our recording a net gain or loss on the extinguishment of debt for financial reporting and tax purposes, such net gain or loss will not be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our investment adviser under the Management Agreement.

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

The base management fee we pay to Saratoga Investment Advisors may induce it to influence our leverage, which may be contrary to our interest.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the 2023 Notes. There can be no assurance that our leveraging strategy will be successful.

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

As of February 28, 2017, there was no outstanding balance under the Credit Facility. As of February 28, 2017, we had issued $112.7 million SBA-guaranteed debentures and $74.5 million in aggregate principal amount of the 2023 Notes. On January 13, 2017, we redeemed the $61.8 million of outstanding 2020 Notes using the proceeds from the issuance of the 2023 Notes, leaving $9.8 million in net proceeds from the 2023 Notes offering. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Substantially all of our assets are pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the 2023 Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, Madison Capital Funding and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the indenture governing the 2023 Notes not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future.

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

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the 2023 Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

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

Substantially all of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as approved in good faith by our board of directors. Where appropriate, Saratoga Investment Advisors may utilize the services of an independent valuation firm to aid it in determining fair value. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies default on their indebtedness.

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

We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income may be diminished which may affect our ability to make distributions on our common stock or make interest and principal payments of the 2023 Notes.

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

At February 28, 2017, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $11.0 million and constituted 3.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2017, was composed of $297.1 million in aggregate principal amount of primarily senior secured first lien term loans and $13.0 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $297.1 million aggregate principal amount of debt, as of February 28, 2017 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO, including the holders of $297.1 million aggregate principal amount of debt, as of February 28, 2017 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

Our investments in Saratoga CLO are typically broadly syndicated loans that have a different risk profile than would direct investments made by us, including less information available and fewer rights regarding repayment compared to companies we invest in directly as well as complicated accounting and tax implications.

Due to our investments in the Saratoga CLO being primarily broadly syndicated loans, there may be less information available to us on those companies as compared to most investments that we make directly. For example, we will typically have fewer rights relating to how such companies manage their cash flow to repay debt, the inclusion of protective covenants, default penalties, lien protection, change of control provisions and board observation rights in deal terms, and our general ability to oversee the company’s operations. Our investment in Saratoga CLO is also subject to the risk of leverage associated with the debt issued by Saratoga CLO and the repayment priority of senior debt holders in Saratoga CLO.

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investment of Saratoga CLO are recorded under U.S. generally accepted accounting principles (“U.S. GAAP”) based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of Saratoga CLO that ends within the Company’s fiscal year, even though the investment is generating cash flow. In general, the tax treatment of investment in Saratoga CLO may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

The senior loan portfolio of Saratoga CLO is concentrated in a limited number of industries or borrowers, which may subject Saratoga CLO, and in turn us, to a risk of significant loss if there is a downturn in a particular industry in which Saratoga CLO is concentrated.

Saratoga CLO has senior loan portfolios that are concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2017, Saratoga CLO’s investments in the business services industry represented approximately 13.9% of the fair value of Saratoga CLO’s portfolio. Companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in the healthcare & pharmaceuticals industry represented approximately 11.3% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

The application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for Saratoga CLO.

Section 941 of the Dodd-Frank Act added a provision to the Securities Exchange Act of 1934, as amended, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. These rules will become effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO would be considered the sponsor of a securitization vehicle and would be required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement beginning on December 24, 2016, we believe that this may create additional opportunities (and additional risks) for us in the future.

Failure by Saratoga CLO to satisfy certain financial covenants may entitle senior debtholders to additional payments, which may harm our operating results by reducing payments we would otherwise be entitled to receive from Saratoga CLO.

The failure by Saratoga CLO to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that Saratoga CLO failed these certain tests, senior debt holders may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with Saratoga CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

Substantially all of our debt investments hold a non-investment grade rating by one or more rating agencies (which non-investment grade debt is commonly referred to as “high yield” and “junk” debt) or, where not rated by any rating agency, would be below investment grade or “junk”, if rated. A below investment grade or “junk” rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We also invest in debt that defers or pays PIK interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

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

Because we are a “non-accelerated filer” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, our independent auditors are not required to assess our internal control over financial reporting or to provide a report thereon. Although our management determined that our internal control over financial reporting was effective at February 28, 2017 (the last date that such determination was required to be made by us), there can be no assurance that our independent auditors would agree with our management’s conclusion. Furthermore, if our market capitalization, excluding affiliated stockholders, at August 31 of any fiscal year is greater than $75.0 million, then we will be required to obtain independent auditor certification on the adequacy of our internal control over financial reporting for that fiscal year. If our internal control over financial reporting is determined in the future to not be effective, whether by our management or by our independent auditors, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements, which could materially adversely affect our stock price and our ability to raise capital necessary to operate our business. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel.

Our portfolio may continue to be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may continue to be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

As of February 28, 2017, our investments in the business services industry represented approximately 55.1% of the fair value of our portfolio and our investments in the healthcare industry represented approximately 13.2% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

We have in the past, and may continue to, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20.0% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders. We have adopted a DRIP that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

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

The issuance of subscription rights, warrants or convertible debt that are exchangeable for our common stock, will cause your economic interest and voting power in us to be diluted as a result of our offering of any such securities.

Stockholders who do not fully exercise rights, warrants or convertible debt issued to them in any offering of subscription rights, warrants or convertible debt to purchase our common stock should expect that they will, at the completion of the offering, own a smaller proportional economic interest and have diminished voting power in us than would otherwise be the case if they fully exercised their rights, warrants or convertible debt. We cannot state precisely the amount of any such dilution in share ownership or voting power because we do not know what proportion of the common stock would be purchased as a result of any such offering.

In addition, if the subscription price, warrant price or convertible debt price is less than our net asset value per share of common stock at the time of such offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant price, convertible debt price or net asset value per share will be on the expiration date of such offering or what proportion of our common stock will be purchased as a result of any such offering. The risk of dilution is greater if there are multiple rights offerings. However, our board of directors will make a good faith determination that any offering of subscription rights, warrants or convertible debt would result in a net benefit to existing stockholders.

Finally, our common stockholders will bear will all costs and expenses incurred by us in connection with any proposed offering of subscription rights, warrants or convertible debt that are exchangeable for our common stock, whether or not such offering is actually completed by us.

Risks Related to Our 2023 Notes

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly owned subsidiaries. As a result, the 2023 Notes are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness. Because the 2023 Notes are not secured by any of our assets, they will be effectively subordinated to any secured indebtedness we have incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes.

The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future, including indebtedness under the Credit Facility. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 2023 Notes. As of February 28, 2017, there was no outstanding balance under the Credit Facility, and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 28, 2017, we had $112.7 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is structurally senior to the 2023 Notes.

The indenture under which the 2023 Notes are issued contains limited protection for holders of the 2023 Notes.

The indenture under which the 2023 Notes are issued offers limited protection to holders of the 2023 Notes. The terms of the indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 Notes. In particular, the terms of the indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowings;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2023 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2023 Notes do not protect holders of the 2023 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2023 Notes may have important consequences for you as a holder of the 2023 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 Notes or negatively affecting the trading value of the 2023 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2023 Notes, including additional covenants and events of default. For example, the indenture under which the 2023 Notes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2023 Notes.

An active trading market for the 2023 Notes may not develop or be sustained, which could limit the market price of the 2023 Notes or the ability to sell them.

Although the 2023 Notes are listed on the NYSE under the symbol ‘‘SAB”, we cannot provide any assurances that an active trading market will develop or be maintained for the 2023 Notes or that the 2023 Notes will be able to be sold. At various times, the 2023 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the 2023 Notes, or that the 2023 Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the 2023 Notes may be harmed.

We may choose to redeem the 2023 Notes when prevailing interest rates are relatively low.

On or after May 31, 2016, we may choose to redeem the 2023 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2023 Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the 2023 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Credit Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the 2023 Notes, which could further limit our ability to repay our debt, including the 2023 Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2023 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Fiscal Year ended February 29, 2016	NAV(1)		High	Low
First Quarter	$22.75		$17.95	$15.28
Second Quarter	$22.42		$17.68	$15.56
Third Quarter	$22.59		$16.65	$14.92
Fourth Quarter	$22.06		$15.93	$13.50

Fiscal Year ended February 28, 2017	NAV(1)		High	Low
First Quarter	$22.11		$16.84	$14.03
Second Quarter	$22.39		$18.15	$16.37
Third Quarter	$22.21		$20.24	$17.20
Fourth Quarter	$21.97		$23.30	$18.12

Fiscal Year ending February 28, 2018	NAV(1)		High	Low
First Quarter through May 15, 2017	$	*	$23.60	$20.54

*	Not determinable at the time of filing.
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below its NAV as reported in our then most recently published consolidated financial statements. On October 7, 2015, our board of directors extended the open market share repurchase plan for another year and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in our then most recently published consolidated financial statements, to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in our then most recently published consolidated financial statements, to 600,000 shares of its common stock. As shown in the table below, as of February 28, 2017, we had purchased 218,491 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	—	$—	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through January 31, 2017	—	$—	218,491	381,509
February 1, 2017 through February 28, 2017	—	$—	218,491	381,509

Total	218,491	$16.87

Holders

The last reported price for our common stock on May 15, 2017 was $22.48 per share. As of May 15, 2017, there were 21 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017:

Date Declared	Record Date	Payment Date	Amount per Share
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	3.90
December 8, 2008	December 18, 2008	December 29, 2008	$2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total Dividends Declared for Fiscal 2011			$4.40

November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total Dividends Declared for Fiscal 2012			$3.00

November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)

Total Dividends Declared for Fiscal 2013			$4.25

October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)

Total Dividends Declared for Fiscal 2014			$2.65

September 24, 2014	October 30, 2014	November 28, 2014	$0.18	(1)
September 24, 2014	January 29, 2015	February 27, 2015	0.22	(1)

Total Dividends Declared for Fiscal 2015			$0.40

April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)
May 14, 2015	May 26, 2015	June 5, 2015	1.00	(1)
July 8, 2015	August 3, 2015	August 31, 2015	0.33	(1)
October 7, 2015	November 2, 2015	November 30, 2015	0.36	(1)
January 12, 2016	February 1, 2016	February 29, 2016	0.40	(1)

Total Dividends Declared for Fiscal 2016			$2.36

March 31, 2016	April 15, 2016	April 27, 2016	$0.41	(1)
July 7, 2016	July 29, 2016	August 9, 2016	0.43	(1)
August 8, 2016	August 24, 2016	September 5, 2016	0.20	(1)
October 5, 2016	October 31, 2016	November 9, 2016	0.44	(1)
January 12, 2017	January 31, 2017	February 9, 2017	0.45	(1)

Total Dividends Declared for Fiscal 2017			$1.93

February 28, 2017	March 15, 2017	March 28, 2017	$0.46	(1)

Total Dividends Declared for Fiscal 2018			$0.46

(1)	This dividend was paid by combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.

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

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2017, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. As of February 28, 2017, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 28, 2017, our board of directors declared a dividend of $0.46 per share, which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

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

Based on stockholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2017. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We purchased 193,074 shares of our common stock in the open market during the year ended February 28, 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data as of and for the years ended February 28, 2017, February 29, 2016, February 28, 2015, February 28, 2014 and February 28, 2013 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016	As of and for the Year Ended February 28, 2015	As of and for the Year Ended February 28, 2014	As of and for the Year Ended February 28, 2013
Consolidated Statements of Operations Data:
Investment income:
Interest	$29,348	$26,871	$24,684	$20,179	$14,444
Management fee and other income	3,809	3,179	2,691	2,714	2,563

Total investment income	33,157	30,050	27,375	22,893	17,007

Operating Expenses:
Interest and debt financing expenses	9,888	8,456	7,375	6,084	2,540
Base management and incentive management fees(1)	7,846	6,761	6,704	4,266	4,710
Administrator expenses	1,367	1,175	1,000	1,000	1,000
Administrative and other	2,896	2,866	2,328	2,669	2,287
Excise tax expense	45	114	294	—	—

Total operating expenses	22,042	19,372	17,701	14,019	10,537

Loss on extinguishment of debt	1,455	—	—	—	—

Net investment income	9,660	10,678	9,674	8,874	6,470

Realized and unrealized gain (loss) on investments and derivatives:
Net realized gain from investments and derivatives	12,368	226	3,276	1,271	562
Net change in unrealized appreciation (depreciation) on investments and derivatives	(10,641)	741	(1,943)	(1,648)	7,012

Total net gain (loss) on investments and derivatives	1,727	967	1,333	(377)	7,574

Net increase in net assets resulting from operations	$11,387	$11,645	$11,007	$8,497	$14,044

	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016	As of and for the Year Ended February 28, 2015	As of and for the Year Ended February 28, 2014	As of and for the Year Ended February 28, 2013
Per Share:
Earnings per common share—basic and diluted(2)	$1.98	$2.09	$2.04	$1.73	$3.42
Net investment income per share—basic and diluted(2)	$1.68	$1.91	$1.80	$1.80	$1.57
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$0.30	$0.18	$0.24	$(0.07)	$1.85
Dividends declared per common share(3)	$1.93	$2.36	$0.40	$2.65	$4.25
Dilutive impact of dividends paid in stock on net asset value per share(4)	$(0.14)	$(0.37)	$(0.02)	$(0.71)	$(1.40)
Net asset value per share	$21.97	$22.06	$22.70	$21.08	$22.71
Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$292,661	$283,996	$240,538	$205,845	$155,080
Total assets(5)	318,651	295,047	263,560	215,168	172,321
Total debt outstanding(5)	181,476	160,749	132,117	94,291	58,210
Total net assets	127,295	125,150	122,599	113,428	107,438
Net asset value per common share	$21.97	$22.06	$22.70	$21.08	$22.71
Common shares outstanding at end of year	5,794,600	5,672,227	5,401,899	5,379,616	4,730,116
Other Data:
Investments funded	$126,935	$109,191	$104,872	$121,074	$71,596
Principal collections related to investment repayments or sales	$121,159	$68,174	$73,257	$71,607	$21,488
Number of investments at year end	53	59	64	60	47
Weighted average yield of income producing debt investments—Non-control/Non-affiliate	10.71%	10.82%	10.63%	10.62%	11.26%
Weighted average yield on income producing debt investments—Control	11.64%	16.40%	25.22%	18.55%	27.11%

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.
(2)	For the years ended February 28, 2017, February 29, 2016, February 28, 2015, February 28, 2014 and February 28, 2013, amounts are calculated using weighted average common shares outstanding of 5,740,450, 5,582,453, 5,385,049, 4,920,517 and 4,110,484, respectively.
(3)	Calculated using the shares outstanding at the ex-dividend date.
(4)	Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock and Distributions—Dividend Policy.”
(5)	As described in Note 2 to the consolidated financial statements and notes thereto, the Company has adopted the provisions of ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as of February 28, 2015. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts for the years ended February 28, 2014 and February 28, 2013 were reclassified to conform to the current period presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I. Item 1A. “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or
Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. The 2020 Notes were listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share. The 2020 Notes were redeemed in full on January 13, 2017.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of February 28, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounts to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share.

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us has expired. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

The Saratoga CLO remains effectively 100% owned and managed by Saratoga Investment Corp. Following the refinancing, we receive a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. We are also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

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

In February 2016, the FASB issued ASU 2016-02, Amendments to the Leases (“ASU Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact the adoption of this standard has on our consolidated financial statements and disclosures.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At February 28, 2017	At February 29, 2016	At February 28, 2015
	($ in millions)	($ in millions)	($ in millions)
Number of investments(1)	52	59	63
Number of portfolio companies(3)	28	34	34
Average investment size(1)	$5.4	$4.6	$3.5
Weighted average maturity(1)	3.8yrs	3.8yrs	3.7yrs
Number of industries(3)	9	11	14
Average investment per portfolio company(1)	$9.7	$8.0	$6.6
Non-performing or delinquent investments	$8.4	$0.0	$0.0
Fixed rate debt (% of interest bearing portfolio)(2)	$44.2(16.9)%	$97.9(40.0)%	$82.5(40.6)%
Weighted average current coupon(2)	11.4%	11.5%	12.0%
Floating rate debt (% of interest bearing portfolio)(2)	$217.6(83.1)%	$146.8(60.0)%	$120.8(59.4)%
Weighted average current spread over LIBOR(2)(4)	9.3%	9.1%	8.7%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual turns, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 28, 2017, we invested $126.9 million in new or existing portfolio companies and had $121.2 million in aggregate amount of exits and repayments resulting in net investments of $5.7 million for the year.

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

Our portfolio composition at February 28, 2017, February 29, 2016 and February 28, 2015 at fair value was as follows:

Portfolio composition

	At February 28, 2017		At February 29, 2016		At February 28, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	3.4%	5.3%	4.2%	8.2%	7.6%	6.2%
First lien term loans	54.3	10.5	50.9	10.6	60.3	11.0
Second lien term loans	30.0	11.7	31.1	11.5	14.8	11.2
Unsecured notes	—	—	—	—	1.8	13.7
Structured finance securities	5.3	12.7	4.5	16.4	7.1	25.2
Equity interests	7.0	0.4	9.3	N/A	8.4	N/A

Total	100.0%	10.9%	100.0%	11.1%	100.0%	11.8%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2017 and February 29, 2016 was composed of $297.1 million and $302.7 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2017, $288.5 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.4 million. At February 29, 2016, $283.3 million or 99.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.8 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

Saratoga Investment Advisors normally grades all of our investments using a credit and monitoring rating system (“CMR”). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk. The color ratings are characterized as follows: (Green)—performing credit; (Yellow)—underperforming credit; (Red)—in payment default and/or risk of principal recovery.

The CMR distribution of our investments at February 28, 2017 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At February 28, 2017		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$245,678	83.9%	$240,623	84.7%
Yellow	8,423	2.9	4,058	1.4
Red	7,069	2.4	8	0.0
N/A(1)	31,491	10.8	39,307	13.9

Total	$292,661	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.7 million as of February 29, 2016 to $0.2 million as of February 28, 2017 primarily related to the reserve from Targus Holdings, Inc. released, with the only remaining existing reserve related to TM Restaurant Group, L.L.C.

The CMR distribution of Saratoga CLO investments at February 28, 2017 and February 29, 2016 was as follows:

Portfolio CMR distribution

	At February 28, 2017		At February 29, 2016
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$266,449	91.1%	$251,570	88.3%
Yellow	22,064	7.6	31,752	11.1
Red	3,925	1.3	1,331	0.5
N/A(1)	23	0.0	192	0.1

Total	$292,461	100.0%	$284,845	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2017 and February 29, 2016:

	At February 28, 2017		At February 29, 2016(2)
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$161,212	55.1%	$105,976	37.3%
Healthcare Services	38,544	13.2	36,905	13.0
Consumer Services	20,748	7.1	43,109	15.2
Media	18,698	6.4	16,574	5.8
Real Estate	16,839	5.7	9,537	3.4
Structured Finance Securities(1)	15,450	5.3	12,828	4.5
Education	10,928	3.7	10,694	3.8
Food and Beverage	8,423	2.9	9,131	3.2
Consumer Products	968	0.3	7,642	2.7
Metals	851	0.3	10,526	3.7
Automotive Aftermarket	—	—	14,707	5.2
Building Products	—	—	6,367	2.2

Total	$292,661	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.
(2)	Prior period classifications have been conformed to current period presentation.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2017 and February 29, 2016:

	At February 28, 2017		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$40,675	13.9%	$37,308	13.1%
Healthcare & Pharmaceuticals	33,002	11.3	28,339	9.9
Chemicals/Plastics	21,492	7.4	24,714	8.7
High Tech Industries	17,851	6.1	9,451	3.3
Banking, Finance, Insurance & Real Estate	14,752	5.0	10,175	3.6
Retailers (Except Food and Drugs)	14,706	5.0	18,898	6.6
Telecommunications	13,704	4.7	11,364	4.0
Aerospace and Defense	11,643	4.0	12,580	4.4
Media	11,283	3.9	4,768	1.7
Industrial Equipment	9,853	3.4	11,777	4.1
Leisure Goods/Activities/Movies	9,627	3.3	8,009	2.8
Financial Intermediaries	9,476	3.2	13,559	4.8
Electronics/Electric	8,036	2.7	9,342	3.3
Automotive	6,088	2.1	5,470	1.9
Capital Equipment	6,026	2.1	—	—
Food Services	5,932	2.0	5,944	2.1
Drugs	5,394	1.8	2,873	1.0
Utilities	4,944	1.7	6,975	2.4
Publishing	4,580	1.6	3,029	1.1
Lodging and Casinos	4,311	1.5	4,958	1.8
Technology	3,935	1.3	7,774	2.7
Conglomerate	3,584	1.2	11,770	4.1
Oil & Gas	3,209	1.1	2,273	0.8
Food Products	3,147	1.1	5,694	2.0
Beverage, Food & Tobacco	3,013	1.0	984	0.3
Insurance	3,001	1.0	4,712	1.7
Food/Drug Retailers	2,877	1.0	2,737	1.0
Transportation	2,731	0.9	—	—
Brokers/Dealers/Investment Houses	2,479	0.8	2,618	0.9
Hotel, Gaming and Leisure	2,025	0.7	1,917	0.7
Containers/Glass Products	2,008	0.7	4,168	1.5
Construction & Building	1,974	0.7	2,869	1.0
Cable and Satellite Television	1,617	0.6	3,557	1.2
Nonferrous Metals/Minerals	1,312	0.4	1,505	0.5
Environmental Industries	800	0.3	732	0.3
Services: Consumer	788	0.3	496	0.2
Broadcast Radio and Television	343	0.1	1,258	0.4
Building and Development	243	0.1	248	0.1

Total	$292,461	100.0%	$284,845	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2017 and February 29, 2016. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2017		At February 29, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$116,186	39.7%	$108,661	38.3%
Midwest	75,154	25.7	57,553	20.3
Northeast	38,880	13.3	52,875	18.6
Southwest	34,060	11.6	25,535	9.0
Other(1)	15,450	5.3	12,828	4.5
Northwest	7,780	2.6	—	—
West	5,151	1.8	24,544	8.6
International	—	—	2,000	0.7

Total	$292,661	100.0%	$283,996	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 are as follows:

	For the Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
	($ in thousands)
Total investment income	$33,157	$30,050	$27,375
Total operating expenses	22,042	19,372	17,701
Loss on extinguishment of debt	1,455	—	—

Net investment income	9,660	10,678	9,674
Net realized gains from investments	12,368	226	3,276
Net unrealized appreciation (depreciation) on investments	(10,641)	741	(1,943)

Net increase in net assets resulting from operations	$11,387	$11,645	$11,007

Investment income

The composition of our investment income for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 are as follows:

	February 28, 2017	February 29, 2016	February 28, 2015
	($ in thousands)
Interest from investments	$29,348	$26,871	$24,684
Management fee income	1,499	1,495	1,520
Interest from cash and cash equivalents and other income	2,310	1,684	1,171

Total	$33,157	$30,050	$27,375

For the fiscal year ended February 28, 2017, total investment income increased $3.1 million, or 10.3% compared to the fiscal year ended February 29, 2016. Interest income from investments increased $2.5 million, or 9.2%, to $29.3 million for the year ended

February 28, 2017 from $26.9 million for the fiscal year ended February 29, 2016. This reflects an increase of 3.1% in total investments to $292.7 million at February 28, 2017 from $284.0 million at February 29, 2016, partially offset by the weighted average current coupon reducing from 11.5% to 11.4%.

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

For the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, total PIK income was $0.7 million, $1.0 million, and $1.2 million, respectively.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 are as follows:

Operating Expenses

	February 28, 2017	February 29, 2016	February 28, 2015
	($ in thousands)
Interest and debt financing expenses	$9,888	$8,456	$7,375
Base management fees	4,899	4,529	4,157
Professional fees	1,243	1,336	1,302
Incentive management fees	2,948	2,232	2,548
Administrator expenses	1,367	1,175	1,000
Insurance	276	331	337
Directors fees and expenses	235	204	210
Excise tax expense	45	114	294
General & administrative and other expenses	1,141	995	478

Total operating expenses	$22,042	$19,372	$17,701

For the year ended February 28, 2017, total operating expenses increased $2.7 million, or 13.8% compared to the year ended February 29, 2016. For the year ended February 29, 2016, total operating expenses increased $1.7 million, or 9.4% compared to the year ended February 28, 2015.

For the years ended February 28, 2017 and February 29, 2016, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior years, with increased levels of outstanding SBA debentures, as well as additional notes being issued. Our SBA debentures increased from $103.7 million to $112.7 million and the 2020 Notes were repaid and the 2023 Notes issued, increasing the notes payable from $61.8 million outstanding to $74.5 million outstanding for these same periods. For the year ended February 28, 2017, the weighted average interest rate on our outstanding indebtedness was 4.76% compared to 4.92% for the fiscal year ended February 29, 2016 and 4.95% for the fiscal year ended February 28, 2015. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures decreased from 62.7% of overall debt as of February 29, 2016 to 60.2% as of February 28, 2017.

For the year ended February 28, 2017, base management fees increased $0.4 million, or 8.2% compared to the fiscal year ended February 29, 2016. The increase in base management fees results from the 8.7% increase in the average value of our total assets, less cash and cash equivalents, from $266.3 million as of February 29, 2016 to $289.4 million as of February 28, 2017. For the year ended February 29, 2016, base management fees increased $0.4 million, or 8.9% compared to the fiscal year ended February 28, 2015. The increase in base management fees results from the 8.0% increase in the average value of our total assets, less cash and cash equivalents, from $246.5 million as of February 28, 2015 to $266.3 million as of February 29, 2016, respectively.

For the year ended February 28, 2017, professional fees decreased $0.1 million, or 6.9% compared to the fiscal year ended February 29, 2016. For the year ended February 29, 2016, professional fees increased $0.03 million, or 2.7% compared to the fiscal year ended February 28, 2015.

For the year ended February 28, 2017, incentive management fees increased $0.7 million, or 32.0% compared to the fiscal year ended February 29, 2016. The first part of the incentive management fees increased this year from $2.2 million for the year ended February 29, 2016 to $2.8 million for the year ended February 28, 2017, as higher average total assets of 8.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, the incentive management fees related to capital gains also increased from a decrease in expense of $0.1 million to an increase in expense of $0.1 million, reflecting the realized and unrealized gains earned this year. For the year ended February 29, 2016, incentive management fees decreased $0.3 million, or 12.4% compared to the fiscal year ended February 28, 2015. The first part of the incentive management fees increased in 2016, as higher average total assets of 8.0% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the year ended February 29, 2016, incentive management fees in total were more than offset as the incentive management fees related to capital gains changed from a $0.3 million increase in expense to a $0.05 million decrease in expense compared to the fiscal year ended February 28, 2015.

As discussed above, the increase in interest and debt financing expenses for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior years. For the year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility. For the years ended February 29, 2016 and February 28, 2015, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00% and 6.75%, respectively. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.13%, 3.12% and 2.93%, respectively.

Net realized gains/(losses) on sales of investments

For the fiscal year ended February 28, 2017, the Company had $121.2 million of sales, repayments, exits or restructurings resulting in $12.4 million of net realized gains. The most significant realized gains during the year ended February 28, 2017 were as follows (dollars in thousands):

Fiscal year ended February 28, 2017

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

For the fiscal year ended February 28, 2015, the Company had $73.3 million of sales, repayments, exits or restructurings resulting in $3.3 million of net realized gains. The most significant realized gains during the year ended February 28, 2015 were as follows (dollars in thousands):

Fiscal year ended February 28, 2015

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Community Investors, Inc.	Term Loan A Senior Facility	$6,983	$6,886	$97
HOA Restaurant GP/Finance	Senior Secured Notes	4,225	3,938	287
USS Parent Holding Corp	Non Voting Common Stock	248	133	115
USS Parent Holding Corp	Voting Common Stock	5,650	3,026	2,624

Net unrealized appreciation/(depreciation) on investments

For the year ended February 28, 2017, our investments had net unrealized depreciation of $10.6 million versus net unrealized appreciation of $0.7 million for the year ended February 29, 2016. The most significant cumulative changes in unrealized depreciation for the year ended February 28, 2017, were the following (dollars in thousands):

Fiscal year ended February 28, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Depreciation	YTD Change in Unrealized Depreciation
Take 5 Oil Change, L.L.C.	Common Stock	$—	$—	$—	$(5,755)
Legacy Cabinets, Inc.	Common Stock Voting A-1	—	—	—	(2,456)
Legacy Cabinets, Inc.	Common Stock Voting B-1	—	—	—	(1,550)
Elyria Foundry Company, L.L.C.	Common Stock	9,217	413	(8,804)	(1,613)

The $5.8 million of change in unrealized depreciation in our investment in Take 5 Oil Change, L.L.C. was driven by the completion of a sales transaction with a strategic acquirer. In realizing this gain as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $5.8 million change in unrealized depreciation for the year.

The $4.0 million of change in unrealized depreciation in our investments in Legacy Cabinets, Inc. were driven by the completion of a sales transaction. In realizing these gains as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $4.0 million change in unrealized depreciation for the year.

The $1.6 million of change in unrealized depreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the company’s performance.

For the year ended February 29, 2016, our investments had net unrealized appreciation of $0.7 million versus net unrealized depreciation of $1.9 million for the year ended February 28, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 29, 2016, were the following (dollars in thousands):

Fiscal year ended February 29, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation/ (Depreciation)	YTD Change in Unrealized Appreciation/ (Depreciation)
Take 5 Oil Change, L.L.C.	Common Stock	$481	$6,235	$5,754	$4,762
Targus Holdings, Inc.	Unsecured Notes	—	—	—	2,054
Elyria Foundry Company, L.L.C.	Common Stock	9,217	2,026	(7,191)	(4,735)

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded a net increase in net assets resulting from operations of $11.4 million, $11.6 million and $11.0 million, respectively. Based on 5,740,450 weighted average common shares outstanding as of February 28, 2017, our per share net increase in net assets resulting from operations was $1.98 for the fiscal year ended February 28, 2017. This compares to a per share net increase in net assets resulting from operations of $2.09 for the fiscal year ended February 29, 2016 (based on 5,582,453 weighted average common shares outstanding as of February 29, 2016), and a per share net increase in net assets resulting from operations of $2.04 for the fiscal year ended February 28, 2015 (based on 5,385,049 weighted average common shares outstanding as of February 28, 2015).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 271.0% as of February 28, 2017 and 302.5% as of February 29, 2016. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Events of Default. The Credit Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Credit Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Credit Facility include, among other things, the following:

•	an Interest Coverage Ratio of less than 150.0%;

•	an Overcollateralization Ratio of less than 175.0%;

•	the filing of certain ERISA or tax liens;

•	the occurrence of certain “Manager Events” such as:

•	failure by Saratoga Investment Advisors and its affiliates to maintain collectively, directly or indirectly, a cash equity investment in the Company in an amount equal to at least $5.0 million at any time prior to the third anniversary of the closing date;

•	failure of the Management Agreement between Saratoga Investment Advisors and the Company to be in full force and effect;

•	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

•	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

•	occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement.

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

As of February 28, 2017, we had no outstanding borrowings under the Credit Facility and $112.7 million SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2016, we had no outstanding borrowings under the Credit Facility and $103.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2017 and February 29, 2016 was $24.7 million and $21.8 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 271.0% as of February 28, 2017 and 302.5% as of February 29, 2016.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2017, our SBIC subsidiary had $75.0 million in regulatory capital and $112.7 million SBA-guaranteed debentures outstanding.

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

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue our application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us has expired. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 2020 Notes for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the 2020 Notes, we agreed to the following covenants for the period of time during which the 2020 Notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowings.

•	we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200.0% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of February 28, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes on January 13, 2017, which amounts to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2020 Notes were redeemed in full on January 13, 2017. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. In connection with the issuance of the 2023 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings.

•	if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 2023 Notes and the Trustee, for the period of time during which the 2023 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

At February 28, 2017 and February 29, 2016, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts was as follows:

	At February 28, 2017		At February 29, 2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$9,307	3.0%	$2,440	0.8%
Cash and cash equivalents, reserve accounts	12,781	4.1	4,595	1.6
Syndicated loans	9,823	3.1	11,868	4.1
First lien term loans	159,097	50.5	144,643	49.7
Second lien term loans	87,750	27.9	88,178	30.3
Structured finance securities	15,450	4.9	12,828	4.4
Equity interests	20,541	6.5	26,479	9.1

Total	$314,749	100.0%	$291,031	100.0%

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. As of February 28, 2017, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 28, 2017, our board of directors declared a dividend of $0.46 per share, which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

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

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on as of May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$187,111	$—	$—	$—	$187,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2017 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2017 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	February 28, 2017	February 29, 2016
Avionte Holdings, LLC	$—	$1,000
GreyHeller LLC	2,000	—
Identity Automation Systems	—	1,000

Total	$2,000	$2,000

Recent Developments

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 15, 2017, the Company sold 60,679 shares for gross proceeds of $1.4 million at an average price of $22.49 for aggregate net proceeds of $1.3 million (net of transaction costs).

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At February 28, 2017, we had $187.1 million of borrowings outstanding, of which none is floating.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2017 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.2 million to our interest income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2017.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	57	Chairman of the Board and Chief Executive Officer	2010	2018
Michael J. Grisius	53	President and Director	2011	2017
Independent Directors
Steven M. Looney	67	Director	2007	2019
Charles S. Whitman III	75	Director	2007	2019
G. Cabell Williams	63	Director	2007	2017

Christian L. Oberbeck—Mr. Oberbeck has over 29 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Partner of Saratoga Partners, a middle market private equity investment firm, and has served on its investment committee since 1995. Mr. Oberbeck is also the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chief Executive Officer of the Company. Mr. Oberbeck also served as our President until February 2014.

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

Michael J. Grisius—Mr. Grisius has over 26 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a consulting firm with particular expertise in financial process and IT outsourcing, and is a CPA and an attorney. Mr. Looney also serves as a consultant and director to numerous companies in the healthcare, manufacturing and technology services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney also serves as a director of Excellent Education for Everyone, a nonprofit organization. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in Accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co. Inc. and as Chief Financial and Administrative Officer of WH Industries, as well as his financial, accounting and legal expertise.

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

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is also a Senior Manager, Director of Farragut Capital Partners which is a Chevy Chase, Maryland based Mezzanine Fund. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23 year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, COO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, COO and Managing Director.

Executive Officer Who Is Not Also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Henri J. Steenkamp	41	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp—Mr. Steenkamp, 41 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2017, with the following exception. On March 14, 2016, Saratoga Investment Advisors transferred 49,218 shares of our common stock to Michael J. Grisius, our President and a member of the board of directors. Christian L. Oberbeck, our Chief Executive Officer and Chairman of the board of directors, controls Saratoga Investment Advisors. In connection with that transfer, both of Messrs. Oberbeck and Grisius filed a Form 4 on March 17, 2016, one day after the deadline. The untimely filing was inadvertent.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Requests for copies should be sent in writing to Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022. The Company’s Code of Business Conduct and Ethics is also available on our website at www.saratogainvestmentcorp.com.

If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.saratogainvestmentcorp.com.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors implemented since the filing of our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Audit Committee

The current members of the audit committee are Steven M. Looney (Chairman), Charles S. Whitman III and G. Cabell Williams. The board of directors has determined that Mr. Looney is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 and that each of Messrs. Whitman and Williams are “financially literate” as required by NYSE corporate governance standards. All of these members are independent directors.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2017:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	$—	$—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	71,000	71,000
Charles S. Whitman III	67,000	67,000
G. Cabell Williams	68,000	68,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are G. Cabell Williams (Chairman), Steven M. Looney and Charles S. Whitman III. All of these members are independent directors. The compensation committee is responsible for overseeing the Company’s compensation policies generally and making recommendations to the board of directors with respect to incentive compensation and equity-based plans of the Company that are subject to board of directors approval, evaluating executive officer performance and reviewing the Company’s management succession plan, overseeing and setting compensation for the Company’s directors and, as applicable, its executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our Annual Report on Form 10-K. Currently, none of our executive officers are compensated by the Company and as such the compensation committee is not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

During fiscal year 2017, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 15, 2017, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 5,884,375 shares of common stock outstanding as of May 15, 2017. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,710,236	(1)	29.1%
Michael J. Grisius	146,752		2.5%
Executive Officer
Henri J. Steenkamp	5,641		*
Independent Directors
Steven M. Looney	2,685		*
Charles S. Whitman III	2,397		*
G. Cabell Williams	40,211		*

All Directors and Executive Officers as a Group	1,907,922		32.4%

Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	642,922		10.9%
Elizabeth Oberbeck(3)	744,183		12.6%
Thomas V. Inglesby	342,127		5.8%

*	Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 34.9% of the ownership of SAR.

(1)	Includes 623,541 shares of common stock directly held by Mr. Oberbeck, 122,188 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 220,324 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck and 744,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.
(2)	Based on information included in Amendment No. 6 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 2, 2017. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830
(3)	Based on information included in Amendment No. 3 to Schedule 13D filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

Director Independence

In accordance with rules of the New York Stock Exchange (the “NYSE”), the board of directors annually determines the independence of each director. No director is considered independent unless the board of directors has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the NYSE Listed Company Manual. Section 303A.00 of the NYSE Listed Company Manual provides that business development companies, or BDCs, such as the Company, are required to comply with all of the provisions of Section 303A applicable to domestic issuers other than Sections 303A.02, the section that defines director independence.

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

The board of directors has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Oberbeck and Grisius who are interested persons of the Company due to their positions as officers of the Company and its investment adviser.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2017 and February 29, 2016, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2017	Fiscal Year Ended February 29, 2016
Audit Fees	$617,595	$642,080
Audit Related Fees	27,000	27,000
Tax Fees	70,870	38,870
All Other Fees	—	—

Total Fees	$715,465	$707,950

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2017 and February 29, 2016

Consolidated Statements of Operations for the years ended February 28, 2017, February 29, 2016 and February 28, 2015

Consolidated Schedules of Investments as of February 28, 2017 and February 29, 2016

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2017, February 29, 2016 and February 28, 2015

Consolidated Statements of Cash Flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

10.9	Indenture, dated as of October 17, 2013, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.11	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.12	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.13	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

11	Computation of Per Share Earnings (included in Note 12 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 16, 2017	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	May 16, 2017
Christian L. Oberbeck

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 16, 2017
Michael J. Grisius

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	May 16, 2017
Henri J. Steenkamp

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 16, 2017
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 16, 2017
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 16, 2017
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saratoga Investment Corp.

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the entity’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of February 28, 2017, by correspondence with the custodian, debt agents and lenders. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Investment Corp. at February 28, 2017 and February 29, 2016, and the consolidated results of their operations, changes in their net assets and their cash flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

May 16, 2017

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2017	February 29, 2016
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $251,198,896 and $268,145,090, respectively)	$242,531,514	$271,168,186
Control investments (cost of $49,283,536 and $13,030,751, respectively)	50,129,799	12,827,980

Total investments at fair value (amortized cost of $300,482,432 and $281,175,841, respectively)	292,661,313	283,996,166
Cash and cash equivalents	9,306,543	2,440,277
Cash and cash equivalents, reserve accounts	12,781,425	4,594,506
Interest receivable (net of reserve of $157,560 and $728,519, respectively)	3,294,450	3,195,919
Management fee receivable	171,106	170,016
Other assets	183,346	350,368
Receivable from unsettled trades	253,041	300,000

Total assets	$318,651,224	$295,047,252

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(437,183)	(515,906)
SBA debentures payable	112,660,000	103,660,000
Deferred debt financing costs, SBA debentures payable	(2,508,280)	(2,493,303)
Notes payable	74,450,500	61,793,125
Deferred debt financing costs, notes payable	(2,689,511)	(1,694,586)
Dividend payable	—	875,599
Base management and incentive fees payable	5,814,692	5,593,956
Accounts payable and accrued expenses	852,987	855,873
Interest and debt fees payable	2,764,237	1,552,069
Payable for repurchases of common stock	—	20,957
Directors fees payable	51,500	31,500
Due to manager	397,505	218,093

Total liabilities	$191,356,447	$169,897,377

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,794,600 and 5,672,227 common shares issued and outstanding, respectively	$5,795	$5,672
Capital in excess of par value	190,483,931	188,714,329
Distribution in excess of net investment income	(27,737,348)	(26,217,902)
Accumulated net realized loss from investments and derivatives	(27,636,482)	(40,172,549)
Accumulated net unrealized appreciation (depreciation) on investments and derivatives	(7,821,119)	2,820,325

Total net assets	127,294,777	125,149,875

Total liabilities and net assets	$318,651,224	$295,047,252

NET ASSET VALUE PER SHARE	$21.97	$22.06

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$26,413,986	$23,165,823	$20,790,324
Payment-in-kind interest income from Non-control/Non-affiliate investments	652,847	1,039,398	1,186,657
Control investments	2,281,397	2,665,648	2,707,230

Total interest income	29,348,230	26,870,869	24,684,211
Interest from cash and cash equivalents	31,151	5,420	3,801
Management fee income	1,499,001	1,494,779	1,520,205
Other income	2,278,770	1,679,602	1,167,144

Total investment income	33,157,152	30,050,670	27,375,361

OPERATING EXPENSES
Interest and debt financing expenses	9,888,127	8,456,467	7,375,022
Base management fees	4,898,657	4,528,589	4,156,955
Professional fees	1,243,400	1,336,214	1,301,713
Administrator expenses	1,366,667	1,175,000	1,000,000
Incentive management fees	2,947,543	2,232,188	2,547,773
Insurance	275,787	330,867	337,335
Directors fees and expenses	235,422	204,000	210,761
General & administrative	1,121,594	995,205	478,299
Excise tax expense	44,770	113,808	293,653
Other expense	19,780	—	—

Total operating expenses	22,041,747	19,372,338	17,701,511

Loss on extinguishment of debt	1,454,595	—	—
NET INVESTMENT INCOME	9,660,810	10,678,332	9,673,850

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	12,368,115	226,252	3,276,450
Net unrealized appreciation (depreciation) on investments	(10,641,444)	740,974	(1,942,936)

Net gain on investments	1,726,671	967,226	1,333,514

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,387,481	$11,645,558	$11,007,364

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.98	$2.09	$2.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	5,740,450	5,582,453	5,385,049

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2017

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—190.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.05% Cash, 9/21/2021	$18,000,000	$17,857,818	$17,843,400	14.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.05% Cash, 9/10/2020	$5,611,666	5,582,551	5,639,163	4.4%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 6/1/2021	$15,000,000	14,879,353	14,230,500	11.2%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,282,213	3,316,500	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	394,544	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.55% (11.50% Cash/1.00% PIK), 8/28/2021	$13,111,929	13,000,581	13,111,929	10.2%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.05% Cash, 11/16/2021	$7,000,000	6,933,141	6,930,000	5.4%
GreyHeller LLC (i), (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.05% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.30% Cash, 10/8/2021	$5,947,481	5,857,960	5,947,481	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.55% Cash, 10/8/2022	$3,000,000	2,922,606	2,926,800	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	386,143	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.30% (9.25% Cash/1.75% PIK) 12/18/2020	$10,293,791	10,223,741	10,293,791	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.80% Cash, 7/20/2021	$17,777,730	17,692,307	17,777,730	14.0%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 7/1/2022	$8,000,000	7,927,489	7,964,800	6.3%
National Waste Partner	Business Services	First Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,819,270	8,778,186	8,819,270	6.9%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	327,200	0.3%

		Total Business Services		126,042,079	126,531,768	99.4%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	29,241	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$234,630	234,630	234,630	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$703,889	703,889	703,889	0.6%

		Total Consumer Products		2,729,761	967,760	0.8%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.05% Cash, 7/9/2019	$9,375,000	9,359,492	7,061,250	5.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$2,687,143	2,672,435	2,687,143	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,966,188	11,000,000	8.6%

		Total Consumer Services		22,998,115	20,748,393	16.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.0% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	919,680	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.80% Cash, 6/2/2021	$10,000,000	9,918,572	10,000,000	7.9%

		Total Education		11,892,603	10,927,767	8.6%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/17/2017	$9,358,694	9,331,446	8,422,825	6.6%

		Total Food and Beverage		9,331,446	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.05% Cash, 7/24/2019	$11,100,000	10,977,689	10,940,160	8.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	886,772	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.55% Cash, 1/31/2022	$10,500,000	10,398,957	10,395,000	8.2%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	680,823	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,155,827	4,179,000	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	288,800	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,238,831	6,989,750	5.5%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.75%), 5.80% Cash, 8/17/2020	$4,136,911	4,085,888	4,183,658	3.3%

		Total Healthcare Services		38,864,269	38,543,963	30.3%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,462,482	8,376,876	8,462,482	6.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,751,258	4,800,000	3.8%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	294,770	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,706,410	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,961,310	2.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	473,690	0.4%

		Total Media		13,628,134	18,698,662	14.6%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	413,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	850,850	0.7%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.50%), 10.55% Cash, 8/24/2021	$15,773,875	15,644,382	15,773,875	12.4%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	1,065,651	0.8%

		Total Real Estate		16,057,425	16,839,526	13.2%

Sub Total Non-control/Non-affiliated investments				251,198,896	242,531,514	190.5%

Control investments—39.4% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity	5,080,000	8,000,000	8,000,000	6.3%
Easy Ice, LLC (d) (f)	Business Services	First Lien Term Loan (L+10.25%), 11.02% Cash, 1/15/2020	$26,680,000	26,464,162	26,680,000	20.9%

		Total Business Services		34,464,162	34,680,000	27.2%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.87%, 10/20/2025	$30,000,000	10,319,374	10,950,249	8.7%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.55%, 10/20/2025	$4,500,000	4,500,000	4,499,550	3.5%

		Total Structured Finance Securities		14,819,374	15,449,799	12.2%

Sub Total Control investments				49,283,536	50,129,799	39.4%

TOTAL INVESTMENTS—229.9% (b)				$300,482,432	$292,661,313	229.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—17.4% (b)
U.S. Bank Money Market (k)			$22,087,968	$22,087,968	$22,087,968	17.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$22,087,968	$22,087,968	$22,087,968	17.4%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.3% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,294,777 as of February 28, 2017.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$20,553,200	$—	$—	$217,362	$—	$—	$283,226
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,941,914	$1,499,001	$—	$833,646
Saratoga Investment Corp. Class F Note	$4,500,000	$—	$—	$122,121	$—	$—	$(450)

(g)	Non-income producing at February 28, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of February 28, 2017 (see Note 8 to the consolidated financial statements).
(j)	The entire commitment was unfunded at February 28, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 28, 2017.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2016

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—216.6% (b)
National Truck Protection Co., Inc. (d), (g)	Automotive Aftermarket	Common Stock	1,116	$1,000,000	$1,695,303	1.4%
National Truck Protection Co., Inc. (d)	Automotive Aftermarket	First Lien Term Loan 15.50% Cash, 9/13/2018	$6,776,770	6,776,770	6,776,770	5.4%
Take 5 Oil Change, L.L.C. (d), (g)	Automotive Aftermarket	Common Stock	7,128	480,535	6,235,209	5.0%

		Total Automotive Aftermarket		8,257,305	14,707,282	11.8%

Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting A-1	2,535	220,900	2,676,909	2.1%
Legacy Cabinets Holdings (d), (g)	Building Products	Common Stock Voting B-1	1,600	139,424	1,689,568	1.3%
Polar Holding Company, Ltd. (a), (d), (i)	Building Products	First Lien Term Loan (L+9.00%), 10.00% Cash, 9/30/2016	$2,000,000	2,000,000	2,000,000	1.6%

		Total Building Products		2,360,324	6,366,477	5.0%

Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	169,850	0.1%
Avionte Holdings, LLC	Business Services	First Lien Term Loan (L+8.25%), 9.75% Cash, 1/8/2019	$2,406,342	2,376,045	2,382,844	1.9%
Avionte Holdings, LLC (j), (k)	Business Services	Delayed Draw Term Loan A (L+8.25%), 9.75% Cash, 1/8/2019	$—	—	—	0.0%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.00% Cash, 9/10/2020	$5,671,667	5,633,920	4,520,318	3.6%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.00% Cash, 6/1/2021	$15,000,000	14,856,720	14,850,000	11.9%
Dispensing Dynamics International (d)	Business Services	Senior Secured Note 12.50% Cash, 1/1/2018	$12,000,000	12,025,101	10,950,000	8.8%
Easy Ice, LLC (d)	Business Services	First Lien Term Loan (L+8.75%), 9.50% Cash, 1/15/2020	$14,000,000	13,873,485	13,806,098	11.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$8,400,000	8,305,033	8,568,000	6.8%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	577,020	0.5%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 13.50% (11.50% Cash/1.00% PIK), 8/28/2021	$13,000,000	12,870,023	12,870,000	10.3%
Finalsite Holdings, Inc.	Business Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 5/21/2020	$7,500,000	7,440,729	7,500,000	6.0%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.25% Cash, 10/8/2021	$5,000,000	4,904,573	4,895,000	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.50% Cash, 10/8/2022	$3,000,000	2,912,784	2,910,000	2.3%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	427,409	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.25% Cash, 12/18/2020	$6,900,000	6,842,573	6,900,000	5.5%
Identity Automation Systems (j), (k)	Business Services	Delayed Draw Term Loan 10.25% Cash, 12/18/2020	$—	—	—	0.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan 8.00% Cash, 11/29/2017	$5,259,171	5,224,422	5,259,171	4.2%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$9,035,515	8,952,442	9,035,515	7.2%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	354,819	0.3%

		Total Business Services		106,950,466	105,976,044	84.6%

Advanced Air & Heat of Florida, LLC	Consumer Products	First Lien Term Loan 9.50% Cash, 7/17/2020	$6,800,000	6,733,661	6,800,000	5.4%
Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	—	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$210,456	210,456	210,456	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$631,369	631,369	631,369	0.5%

		Total Consumer Products		9,366,728	7,641,825	6.1%

Expedited Travel L.L.C. (g)	Consumer Services	Common Stock	1,000,000	1,000,000	1,647,767	1.3%
Expedited Travel L.L.C.	Consumer Services	First Lien Term Loan 10.00% Cash, 10/10/2019	$11,475,490	11,401,380	11,647,623	9.3%
My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.00% Cash, 7/9/2019	$7,500,000	7,500,000	7,450,500	6.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$1,572,921	1,562,787	1,556,248	1.2%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$10,000,000	9,962,104	9,827,000	7.9%
Prime Security Services, LLC	Consumer Services	Second Lien Term Loan (L+8.75%), 9.75% Cash, 7/1/2022	$12,000,000	11,829,030	10,980,000	8.8%

		Total Consumer Services		43,255,301	43,109,138	34.5%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2016	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	785,475	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.75% Cash, 6/2/2021	$10,000,000	9,902,816	9,900,000	7.9%

		Total Education		11,876,847	10,693,562	8.5%

TM Restaurant Group L.L.C.	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/16/2017	$9,622,319	9,527,041	9,131,048	7.3%

		Total Food and Beverage		9,527,041	9,131,048	7.3%

Bristol Hospice, LLC	Healthcare Services	Senior Secured Note 11.00% (10.00% Cash/1.00% PIK), 11/29/2018	$5,404,747	5,339,820	5,404,747	4.3%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.00% Cash, 7/24/2019	$11,550,000	11,377,810	11,459,418	9.2%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	810,642	0.7%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,000	500,000	334,000	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,141,519	3,822,000	3.0%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	500,000	0.4%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,228,452	7,227,000	5.8%
Smile Brands Group Inc. (d)	Healthcare Services	Syndicated Loan (L+7.75%), 10.50% (9.00% Cash/1.50% PIK), 8/16/2019	$4,420,900	4,362,266	3,216,647	2.6%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.25%), 5.25% Cash, 8/16/2020	$4,207,821	4,142,093	4,130,692	3.3%

		Total Healthcare Services		38,590,960	36,905,146	29.6%

HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$8,937,982	8,812,479	8,937,983	7.1%
HMN Holdco, LLC	Media	First Lien Term Loan 10.00% Cash, 5/16/2019	$1,600,000	1,572,821	1,600,000	1.3%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	314,683	0.3%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,889,542	1.5%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	3,309,121	2.6%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests, Expires 5/16/2024	8,139	—	523,012	0.4%

		Total Media		10,885,300	16,574,341	13.2%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	2,026,150	1.6%
Elyria Foundry Company, L.L.C. (d)	Metals	Revolver 10.00% Cash, 3/31/2017	$8,500,000	8,500,000	8,500,000	6.8%

		Total Metals		17,717,564	10,526,150	8.4%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.25%), 9.75% Cash, 4/24/2020	$9,025,000	8,944,211	9,025,000	7.2%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	512,173	0.4%

		Total Real Estate		9,357,254	9,537,173	7.6%

Sub Total Non-control/Non-affiliated investments				268,145,090	271,168,186	216.6%

Control investments—10.3% (b)
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 16.14%, 10/17/2023	$30,000,000	13,030,751	12,827,980	10.3%

Sub Total Control investments				13,030,751	12,827,980	10.3%

TOTAL INVESTMENTS—226.9% (b)				$281,175,841	$283,996,166	226.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—5.6% (b)
U.S. Bank Money Market (l)			$7,034,783	$7,034,783	$7,034,783	5.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$7,034,783	$7,034,783	$7,034,783	5.6%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $125,149,875 as of February 29, 2016.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 16.14% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains/ (Losses)	Net Unrealized Depreciation
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$2,665,648	$1,494,779	$—	$(1,280,916)

(g)	Non-income producing at February 29, 2016.
(h)	Includes securities issued by an affiliate of the company.
(i)	Non-U.S. company. The principal place of business for Polar Holding Company, Ltd. is Canada.
(j)	The investment has an unfunded commitment as of February 29, 2016 (see Note 8 to the consolidated financial statements).
(k)	The entire commitment was unfunded at February 29, 2016. As such, no interest is being earned on this investment.
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
INCREASE FROM OPERATIONS:
Net investment income	$9,660,810	$10,678,332	$9,673,850
Net realized gain from investments	12,368,115	226,252	3,276,450
Net unrealized appreciation (depreciation) on investments	(10,641,444)	740,974	(1,942,936)

Net increase in net assets from operations	11,387,481	11,645,558	11,007,364

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(11,057,075)	(13,045,149)	(2,156,740)

Net decrease in net assets from shareholder distributions	(11,057,075)	(13,045,149)	(2,156,740)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	5,147,335	4,665,447	320,189
Repurchases of common stock	(3,332,839)	(356,792)	—
Offering costs	—	(357,931)	—

Net increase in net assets from capital share transactions	1,814,496	3,950,724	320,189

Total increase in net assets	2,144,902	2,551,133	9,170,813
Net assets at beginning of period	125,149,875	122,598,742	113,427,929

Net assets at end of period	$127,294,777	$125,149,875	$122,598,742

Net asset value per common share	$21.97	$22.06	$22.70
Common shares outstanding at end of period	5,794,600	5,672,227	5,401,899
Distribution in excess of net investment income	$(27,737,348)	$(26,217,902)	$(23,905,603)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$11,387,481	$11,645,558	$11,007,364
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(580,268)	(966,906)	(1,204,458)
Net accretion of discount on investments	(582,186)	(507,180)	(540,069)
Amortization of deferred debt financing costs	2,487,716	913,773	929,773
Net realized gain from investments	(12,368,115)	(226,252)	(3,276,450)
Net unrealized (appreciation) depreciation on investments	10,641,444	(740,974)	1,942,936
Proceeds from sales and repayments of investments	121,158,873	68,174,143	73,257,332
Purchase of investments	(126,934,895)	(109,191,262)	(104,872,326)
(Increase) decrease in operating assets:
Interest receivable	(98,531)	(726,521)	102,455
Management fee receivable	(1,090)	1,897	(21,807)
Other assets	70,488	(128,370)	(34,930)
Receivable from unsettled trades	46,959	(300,000)	—
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	220,736	(241,985)	482,890
Accounts payable and accrued expenses	(99,719)	73,141	10,621
Interest and debt fees payable	1,212,168	146,603	532,331
Payable for repurchases of common stock	(20,957)	—	—
Directors fees payable	20,000	—	—
Due to manager	179,412	(147,727)	(32,334)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,739,516	(32,222,062)	(21,716,672)

Financing activities
Borrowings on debt	9,000,000	35,260,000	52,300,000
Paydowns on debt	—	(20,200,000)	(13,700,000)
Issuance of notes	74,450,500	13,493,125	—
Repayments of notes	(61,793,125)	—	—
Payments of deferred debt financing costs	(3,225,528)	(1,096,556)	(1,972,618)
Repurchases of common stock	(3,332,839)	(356,792)	—
Payments of cash dividends	(6,785,339)	(7,906,304)	(1,434,349)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,313,669	19,193,473	35,193,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	15,053,185	(13,028,589)	13,476,361
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	7,034,783	20,063,372	6,587,011

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$22,087,968	$7,034,783	$20,063,372

Supplemental information:
Interest paid during the period	$7,642,838	$7,396,091	$5,912,862
Cash paid for taxes	$144,247	$293,953	$625
Supplemental non-cash information:
Payment-in-kind interest income	$580,268	$966,906	$1,204,458
Net accretion of discount on investments	$582,186	$507,180	$540,069
Amortization of deferred debt financing costs	$2,487,716	$913,773	$929,773
Stock dividend distribution	$5,147,335	$4,665,447	$320,189

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

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

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA Mercury, Inc., SIA TT Inc., and SIA Vector Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us has expired. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA Mercury, Inc., SIA TT Inc., and SIA Vector Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the year ended February 28, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as, a money market fund if such investment would cause the Company to exceed any of the following limitations:

•	we were to own more than 3.0% of the total outstanding voting stock of the money market fund;

•	we were to hold securities in the money market fund having an aggregate value in excess of 5.0% of the value of our total assets, except as allowed pursuant to Rule 12d1-1 of Section 12(d)(1) of the 1940 Act which is designed to permit “cash sweep” arrangements rather than investments directly in short-term instruments; or

•	we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10.0% of the value of our total assets.

As of February 28, 2017, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, representing payments received on secured investments or other reserved amounts associated with the Company’s $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2017	February 29, 2016	February 28, 2015
Cash and cash equivalents	$9,306,543	$2,440,277	$1,888,158
Cash and cash equivalents, reserve accounts	12,781,425	4,594,506	18,175,214

Total cash and cash equivalents, and cash and cash equivalents, reserve accounts	$22,087,968	$7,034,783	$20,063,372

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews and approves each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

The Company’s investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The Company’s net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statements of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statements of operations.

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

Income Taxes

The Company has filed an election to be treated for tax purposes as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2017, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the IRS. As of February 28, 2017 and February 29, 2016, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In February 2016, the FASB issued ASU 2016-02, Amendments to the Leases (“ASU Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$9,823	$9,823
First lien term loans	—	—	159,097	159,097
Second lien term loans	—	—	87,750	87,750
Structured finance securities	—	—	15,450	15,450
Equity interests	—	—	20,541	20,541

Total	$—	$—	$292,661	$292,661

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Common stock/ equities	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation (depreciation) on investments	2,425	264	(1,597)	833	(12,566)	(10,641)
Purchases and other adjustments to cost	62	93,069	20,996	4,501	9,469	128,097
Sales and repayments	(4,585)	(78,805)	(20,501)	(2,712)	(14,556)	(121,159)
Net realized gain from investments	53	364	236	—	11,715	12,368
Restructures In	—	—	438	—	—	438
Restructures Out	—	(438)	—	—	—	(438)

Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661

Net unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year:	$1,279	$(427)	$(2,387)	$833	$(1,462)	$(2,164)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the year in which they occur. During the year ended February 28, 2017, $0.4 million of Elyria Foundry Company, L.L.C. first lien term loan was restructured into a second lien term loan.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured notes	Structured finance securities	Common stock/ equities	Total
Balance as of February 28, 2015	$18,302	$145,207	$35,603	$4,230	$17,031	$20,165	$240,538
Net unrealized appreciation (depreciation) on investments	(1,914)	(1,850)	(1,163)	3,136	(1,281)	3,813	741
Purchases and other adjustments to cost	56	35,854	72,422	670	—	1,663	110,665
Sales and repayments	(4,607)	(31,280)	(19,502)	(5,917)	(2,922)	(3,946)	(68,174)
Net realized gain (loss) from investments	31	(865)	187	(2,220)	—	3,093	226
Transfers In	—	—	631	101	—	1,691	2,423
Transfers Out	—	(2,423)	—	—	—	—	(2,423)

Balance as of February 29, 2016	$11,868	$144,643	$88,178	$—	$12,828	$26,479	$283,996

Net unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year:	$(1,948)	$(2,139)	$(1,282)	$(206)	$(1,281)	$4,057	$(2,799)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the period.

Transfers and restructurings, if any, are recognized at the beginning of the year in which they occur.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2017 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$9,823	Market Comparables	Third-Party Bid (%)	100.5% - 101.1%

First lien term loans	159,097	Market Comparables	Market Yield (%)	6.3% - 39.0%

			EBITDA Multiples (x)	3.0x - 10.3x

			Third-Party Bid (%)	100.0% - 100.2%

Second lien term loans	87,750	Market Comparables	Market Yield (%)	10.1% - 26.4%

			Third-Party Bid (%)	97.6% - 99.9%

Structured finance securities	15,450	Discounted Cash Flow	Discount Rate (%)	8.5% - 13.0%

Equity interests	20,541	Market Comparables	EBITDA Multiples (x)	3.7x - 12.0x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$11,868	Market Comparables	Third-Party Bid (%)	72.5% - 98.2%

First lien term loans	144,643	Market Comparables	Market Yield (%)	6.8% - 15.5%

			EBITDA Multiples (x)	1.0x

			Revenue Multiples (x) Third-Party Bid (%)	91.3% - 98.9%

	Fair Value	Valuation Technique	Unobservable Input	Range
Second lien term loans	88,178	Market Comparables	Market Yield (%)	0.0% - 15.0%

			Third-Party Bid (%)	91.5% - 98.6%

Structured finance securities	12,828	Discounted Cash Flow	Discount Rate (%)	20.0%

Equity interests	26,479	Market Comparables	EBITDA Multiples (x) Revenue Multiples (x)	6.8x - 16.4x

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the EBITDA or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement. The composition of our investments as of February 28, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,669	3.2%	$9,823	3.4%
First lien term loans	160,436	53.4	159,097	54.3
Second lien term loans	90,655	30.2	87,750	30.0
Structured finance securities	14,819	4.9	15,450	5.3
Equity interests	24,903	8.3	20,541	7.0

Total	$300,482	100.0%	$292,661	100.0%

The composition of our investments as of February 29, 2016, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$14,138	5.0%	$11,868	4.2%
First lien term loans	146,246	52.0	144,643	50.9
Second lien term loans	89,486	31.9	88,178	31.1
Structured finance securities	13,031	4.6	12,828	4.5
Equity interests	18,275	6.5	26,479	9.3

Total	$281,176	100.0%	$283,996	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. For the quarter ended February 28, 2017, in connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2017. The significant inputs for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Discount rate: 13.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+360bps / $99.75.

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, the Company invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by the Company that invests primarily in senior secured loans. Additionally, the Company entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, the Company completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of approximately $300.0 million in aggregate principal amount of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we accrued $1.5 million, $1.5 million, and $1.5 million in management fee income, respectively, and $1.9 million, $2.7 million, and $2.7 million in interest income, respectively, from Saratoga CLO. We did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate has not yet been achieved.

At February 28, 2017, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2017, Saratoga CLO had investments with a principal balance of $297.1 million and a weighted average spread over LIBOR of 4.1%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2017, the present value of the projected future cash flows of the subordinated notes, was approximately $11.1 million, using a 13.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $49.4 million and management fees of $16.5 million.

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

The separate audited financial statements of Saratoga CLO as of February 28, 2017 and February 29, 2016, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, are presented on page S-1.

Note 5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2017 and February 29, 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible excise tax, market discount, and interest income with respect to the Saratoga CLO which is consolidated for tax purposes as follows (dollars in thousands):

	February 28, 2017	February 29, 2016
Accumulated net investment income (loss)	$(123)	$55
Accumulated net realized gains on investments	168	59
Additional paid-in-capital	(45)	(114)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 was as follows (dollars in thousands):

	February 28, 2017	February 29, 2016	February 28, 2015
Ordinary Income	$11,057	$13,045	$2,157
Capital gains	—	—	—
Return of capital	—	—	—

Total	$11,057	$13,045	$2,157

For federal income tax purposes, as of February 28, 2017, the aggregate net unrealized depreciation for all securities is $12.4 million. The aggregate cost of securities for federal income tax purposes is $586.6 million.

For federal income tax purposes, as of February 29, 2016, the aggregate net unrealized depreciation for all securities is $15.4 million. The aggregate cost of securities for federal income tax purposes is $571.4 million.

At February 28, 2017 and February 29, 2016, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures (dollars in thousands).

	February 28, 2017	February 29, 2016
Post October loss deferred	$—	$—
Accumulated capital losses	(46,338)	(58,929)
Other temporary differences	(56)	(1,941)
Undistributed ordinary income	1,472	8,103
Unrealized depreciation	(12,372)	(15,428)

Total components of accumulated losses	$(57,294)	$(68,195)

The Company had incurred capital losses of $19.3 million and $13.0 million, respectively, for the years ended February 28, 2011 and 2010. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019 and 2018.

At February 28, 2017, the Company had a short-term capital loss of $10.7 million and a long-term capital loss of $3.3 million, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

The Company is subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of Investment Company Taxable Income (“ICTI”) earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the calendar year ended December 31, 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $44,770 in federal excise taxes.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2014-2017), and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

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

SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH Inc., SIA Mercury, Inc., SIA TT, Inc., and SIA Vector, Inc., 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments. Deferred tax temporary differences may include differences for state taxes and joint venture interests.

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

For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company incurred $4.9 million, $4.5 million and $4.2 million in base management fees, respectively. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company incurred $2.8 million, $2.3 million and $2.2 million in incentive fees related to pre-incentive fee net investment income. For the year ended February 28, 2017, we accrued $0.1 million in incentive fees related to capital gains. For the year ended February 29, 2016, there was a reduction of $0.05 million in incentive fees related to capital gains. For the year ended February 28, 2015, we accrued $0.3 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2017, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recognized $1.4 million, $1.2 million and $1.0 million, in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2016, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of February 28, 2017 and February 29, 2016, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $2.7 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded $0.4 million, $0.7 million and $0.9 million of interest expense, respectively. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded $0.1 million, $0.1 million and $0.3 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. During the year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility. The interest rate during the year ended February 29, 2016 on the outstanding borrowings under the Credit Facility was 6.00%. During the year ended February 29, 2016, the average dollar amount of outstanding borrowings under the Credit Facility was $4.4 million.

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

Our borrowing base under the Credit Facility was $24.7 million subject to the Credit Facility cap of $45.0 million at February 28, 2017. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2017 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2016, as filed with the SEC on January 11, 2017. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2017, we have funded SBIC LP with $75.0 million of equity capital, and have $112.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of February 28, 2017 and February 29, 2016, there was $112.7 million and $103.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.1 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded $3.4 million, $2.6 million and $2.0 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded $0.5 million, $0.4 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the years ended February 28, 2017, February 29, 2016 and February 28, 2015 on the outstanding borrowings of the SBA debentures was 3.13%, 3.12% and 2.93%, respectively. During the years ended February 28, 2017 and February 29, 2016, the average dollar amount of SBA debentures outstanding was $107.6 million and $83.0 million, respectively.

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

On April 2, 2015, the SBA issued a “green light” letter inviting the Company to continue the application process to obtain a license to form and operate its second SBIC subsidiary. On September 27, 2016, the SBA informed us that as part of their continued review of our application for a second license, and in order to ensure that they were reviewing the most current information available, we would need to update all previously submitted materials and invited us to reapply. As a result of this request, with which we are in the process of complying, the existing “green light” letter that the SBA issued to us has expired. If approved in the future, a second SBIC license would provide us an incremental source of long-term capital by permitting us to issue up to $150.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the first license.

Notes

On May 10, 2013, the Company issued $42.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes will mature on May 31, 2020, and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Interest will be payable quarterly beginning August 15, 2013.

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of February 28, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounts to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share.

The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations when the related 2020 Notes were extinguished. As of February 28, 2017, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of February 28, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.1 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the year ended February 28, 2017, we recorded $4.0 million of interest expense and $0.3 million of amortization of deferred financing costs related to the 2020 Notes, and $1.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes. As of February 29, 2016, the carrying amount and fair value of the 2020 Notes was $61.8 million and $60.2 million, respectively. The fair value of the 2020 Notes, which were publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2016, $2.7 million of financing costs related to the 2020 Notes (including underwriting commissions and net of issuance premiums) had been capitalized and were being amortized over the term of the 2020 Notes. For the year ended February 29, 2016, we recorded $4.3 million of interest expense and $0.4 million of amortization of deferred financing costs related to the 2020 Notes. During the years ended February 28, 2017 and February 29, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million and of $55.9 million, respectively. During the year ended February 28, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$187,111	$—	$—	$—	$187,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $2.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2017 and February 29, 2016, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2017 and February 29, 2016 is shown in the table below (dollars in thousands):

	As of
	February 28, 2017	February 29, 2016
Avionte Holdings, LLC	$—	$1,000
GreyHeller LLC	2,000	—
Identity Automation Systems	—	1,000

Total	$2,000	$2,000

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we incurred $0.2 million, $0.2 million, and $0.2 million for directors’ fees and expenses, respectively. As of February 28, 2017 and February 29, 2016, $0.05 million and $0.03 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2017, we had not issued any common stock to our directors as compensation for their services.

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

On January 12, 2017, the Company declared a dividend of $0.45 per share payable on February 9, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. As of February 28, 2017, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiary

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that one of its portfolio companies, Easy Ice, LLC (“Easy Ice”) is a significant subsidiary for the year ended February 28, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, audited financial information for the years ended December 31, 2016, 2015 and 2014 have been included as follows (in thousands):

	As of
Balance Sheet – Easy Ice, LLC	December 31, 2016	December 31, 2015
Current assets	$1,058	$780
Noncurrent assets	$18,245	$15,070
Current liabilities	$3,473	$3,482
Noncurrent liabilities	$23,113	$18,295
Total deficit	$(7,283)	$(5,927)

	For the years ended
Statements of Operations – Easy Ice, LLC	December 31, 2016	December 31, 2015	December 31, 2014
Rental income	$14,463	$11,984	$9,527
Rental expenses	$8,463	$7,238	$5,859
Gross margin	$6,000	$4,746	$3,778
Operating expenses	$5,123	$4,235	$4,350
Income (loss) from operations	$877	$602	$(572)
Net loss	$(1,356)	$(1,629)	$(2,436)

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2017	February 29, 2016	February 28, 2015
Net increase in net assets resulting from operations	$11,387	$11,645	$11,007
Weighted average common shares outstanding	5,740,450	5,582,453	5,385,049
Weighted average earnings per common share	$1.98	$2.09	$2.04

Note 13. Dividend

On January 12, 2017, the Company declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

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

On January 12, 2016, the Company declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, the Company declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

On July 8, 2015, the Company declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

On May 14, 2015, the Company declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

On April 9, 2015, the Company declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

On September 24, 2014, the Company declared a dividend of $0.22 per share, which was paid on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

On September 24, 2014, the Company declared a dividend of $0.18 per share, which was paid on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

On October 30, 2013, the Company declared a dividend of $2.65 per share, which was paid on December 27, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. This dividend was declared in reliance on certain private letter rulings issued by the IRS concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

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

On November 9, 2012, the Company declared a dividend of $4.25 per share, which was paid on December 31, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share.

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

On November 15, 2011, the Company declared a dividend of $3.00 per share, which was paid on December 30, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.0 million or $0.60 per share.

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

On November 12, 2010, the Company declared a dividend of $4.40 per share, which was paid on December 23, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

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

The following tables summarize dividends declared for the years ended February 28, 2017, February 29, 2016, February 28, 2015, February 28, 2014 and February 28, 2013 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
January 12, 2017	January 31, 2017	February 9, 2017	$0.45	$2,585
October 5, 2016	October 31, 2016	November 9, 2016	0.44	2,509
August 8, 2016	August 24, 2016	September 5, 2016	0.20	1,151
July 7, 2016	July 29, 2016	August 9, 2016	0.43	2,466
March 31, 2016	April 15, 2016	April 27, 2016	0.41	2,346

Total dividends declared			$1.93	$11,057

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	$2,278
October 7, 2015	November 2, 2015	November 30, 2015	0.36	2,028
July 8, 2015	August 3, 2015	August 31, 2015	0.33	1,844
May 14, 2015	May 26, 2015	June 5, 2015	1.00	5,429
April 9, 2015	May 4, 2015	May 29, 2015	0.27	1,466

Total dividends declared			$2.36	$13,045

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
September 24, 2014	October 30, 2014	November 28, 2014	$0.18	$968
September 24, 2014	January 29, 2015	February 27, 2015	0.22	1,189

Total dividends declared			$0.40	$2,157

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	$12,535

Total dividends declared			$2.65	$12,535

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	$16,476

Total dividends declared			$4.25	$16,476

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2017, February 29, 2016, February 28, 2015, February 28, 2014 and February 28, 2013:

	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013
Per share data:
Net asset value at beginning of period	$22.06	$22.70	$21.08	$22.71	$24.94
Net investment income(1)	1.68	1.91	1.80	1.80	1.57
Net realized and unrealized gains and losses on investments and derivatives(1)	0.30	0.18	0.24	(0.07)	1.85

Net increase in net assets from operations	1.98	2.09	2.04	1.73	3.42
Distributions declared from net investment income	(1.93)	(2.36)	(0.40)	(2.65)	(4.25)
Total distributions to stockholders	(1.93)	(2.36)	(0.40)	(2.65)	(4.25)
Dilution(4)	(0.14)	(0.37)	(0.02)	(0.71)	(1.40)
Net asset value at end of period	$21.97	$22.06	$22.70	$21.08	$22.71
Net assets at end of period	$127,294,777	$125,149,875	$122,598,742	$113,427,929	$107,437,874
Shares outstanding at end of period	5,794,600	5,672,227	5,401,899	5,379,616	4,730,116
Per share market value at end of period	$22.74	$14.22	$15.76	$15.85	$17.02
Total return based on market value(2)	80.83%	4.27%	1.63%	9.11%	36.67%
Total return based on net asset value(3)	12.62%	11.10%	10.09%	8.75%	16.12%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	7.57%	8.52%	8.11%	7.97%	6.26%
Ratio of operating expenses to average net assets	7.21%	6.93%	6.52%	6.28%	5.22%
Ratio of incentive management fees to average net assets	2.31%	1.78%	2.14%	0.84%	2.52%
Ratio of credit facility related expenses to average net assets	7.75%	6.75%	6.19%	5.46%	2.46%
Ratio of total expenses to average net assets	18.41%	15.46%	14.85%	12.59%	10.19%
Portfolio turnover rate(5)	43.76%	26.22%	31.28%	37.82%	17.30%
Asset coverage ratio per unit(6)	2,710	3,025	3,117	3,348	5,421
Average market value per unit:
Credit Facility(7)	N/A	N/A	N/A	N/A	N/A
SBA Debentures(7)	N/A	N/A	N/A	N/A	N/A
2020 Notes	N/A	25.24	25.46	25.18	N/A
2023 Notes	25.89	N/A	N/A	N/A	N/A

As described in prior year financial statements, we identified errors that impacted the years ended February 28, 2014 and February 28, 2013. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the selected financial data included in this Form 10-K.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.

(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 13, Dividend.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(6)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(7)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 15. Selected Quarterly Data (Unaudited)

	2017
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$8,359	$8,442	$8,448	$7,908
Net investment income	1,099	3,419	2,604	2,539
Net realized and unrealized gain (loss)	155	(1,845)	2,668	749
Net increase in net assets resulting from operations	1,254	1,574	5,272	3,288
Net investment income per common share at end of each quarter	$0.19	$0.60	$0.45	$0.44
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.03	$(0.32)	$0.46	$0.13
Dividends declared per common share	$0.45	$0.44	$0.63	$0.41
Net asset value per common share	$21.97	$22.21	$22.39	$22.11

	2016
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$7,795	$6,936	$7,758	$7,561
Net investment income	3,100	2,150	3,657	1,771
Net realized and unrealized gain (loss)	(3,503)	1,271	(2,415)	5,614
Net increase (decrease) in net assets resulting from operations	(404)	3,421	1,243	7,385
Net investment income per common share at end of each quarter	$0.54	$0.38	$0.65	$0.33
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.62)	$0.23	$(0.43)	$1.03
Dividends declared per common share	$0.40	$0.36	$0.33	$1.27
Net asset value per common share	$22.06	$22.59	$22.42	$22.75

	2015
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Interest and related portfolio income	$7,451	$7,305	$6,475	$6,144
Net investment income	2,889	2,629	2,093	2,063
Net realized and unrealized gain (loss)	(184)	756	1,064	(303)
Net increase in net assets resulting from operations	2,705	3,385	3,157	1,760
Net investment income per common share at end of each quarter	$0.50	$0.49	$0.39	$0.38
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.03)	$0.14	$0.20	$(0.06)
Dividends declared per common share	$0.22	$0.18	$—	$—
Net asset value per common share	$22.70	$22.45	$22.00	$21.41

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On February 28, 2017, the Company declared a dividend of $0.46 per share payable on March 28, 2017, to common stockholders of record on March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 15, 2017, the Company sold 60,679 shares for gross proceeds of $1.4 million at an average price of $22.49 for aggregate net proceeds of $1.3 million (net of transaction costs).

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

The Collateral Manager,

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statements of assets and liabilities, including the schedules of investments, as of February 28, 2017 and February 29, 2016, and the statements of operations, changes in net assets and cash flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 28, 2017 and February 29, 2016, and the results of its operations, changes in its net assets and its cash flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

May 16, 2017

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	February 28, 2017	February 29, 2016
ASSETS
Investments
Fair Value Loans (amortized cost of $294,270,284 and $300,112,538, respectively)	$292,437,930	$284,652,926
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	22,718	191,863

Total investments at fair value (amortized cost of $297,801,502 and $303,643,756, respectively)	292,460,648	284,844,789
Cash and cash equivalents	13,046,555	2,349,633
Receivable from open trades	1,505,000	2,691,831
Interest receivable	1,443,865	1,698,562
Other assets	6,049	—

Total assets	$308,462,117	$291,584,815

LIABILITIES
Interest payable	$1,031,457	$626,040
Payable from open trades	9,431,552	7,123,854
Accrued base management fee	34,221	85,008
Accrued subordinated management fee	136,885	85,008
Class A-1 Notes—SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Discount on Class A-1 Notes—SIC CLO 2013-1, Ltd.	—	(1,319,258)
Class A-2 Notes—SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Discount on Class A-2 Notes—SIC CLO 2013-1, Ltd.	—	(136,750)
Class B Notes—SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Discount on Class B Notes—SIC CLO 2013-1, Ltd.	—	(888,328)
Class C Notes—SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes—SIC CLO 2013-1, Ltd.	(77,383)	(553,078)
Class D Notes—SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes—SIC CLO 2013-1, Ltd.	(359,249)	(717,938)
Class E Notes—SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Discount on Class E Notes—SIC CLO 2013-1, Ltd.	—	(1,353,521)
Class F Notes—SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Discount on Class F Notes—SIC CLO 2013-1, Ltd.	—	(492,300)
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,161,590)	(1,716,554)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$321,435,893	$313,142,183

Commitments and contingencies (See Note 6)
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(21,557,618)	(5,803,406)
Net gain (loss)	8,583,592	(15,754,212)

Total net assets	(12,973,776)	(21,557,368)

Total liabilities and net assets	$308,462,117	$291,584,815

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
INVESTMENT INCOME
Interest from investments	$15,443,693	$14,372,377	$13,091,019
Interest from cash and cash equivalents	11,216	1,213	1,446
Other income	643,457	316,187	188,180

Total investment income	16,098,366	14,689,777	13,280,645

EXPENSES
Interest expense	12,574,838	11,696,757	9,635,136
Professional fees	106,564	292,754	219,293
Miscellaneous fee expense	49,279	23,742	34,303
Base management fee	585,575	747,390	760,102
Subordinated management fee	913,426	747,390	760,102
Trustee expenses	128,083	121,299	123,999
Amortization expense	829,475	955,858	953,862
Loss on extinguishment of debt	6,143,816	—	—

Total expenses	21,331,056	14,585,190	12,486,797

NET INVESTMENT INCOME (LOSS)	(5,232,690)	104,587	793,848

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	358,169	419,096	620,817
Net unrealized appreciation (depreciation) on investments	13,458,113	(16,277,895)	(3,874,583)

Net gain (loss) on investments	13,816,282	(15,858,799)	(3,253,766)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,583,592	$(15,754,212)	$(2,459,918)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2017

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$6,725
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	247
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	15,746
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	5/28/2021	$487,500	484,284	476,127
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	6/15/2023	$1,995,000	1,975,193	2,009,963
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.29%	9/26/2021	$1,940,025	1,929,297	1,893,348
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/25/2021	$2,446,206	2,443,710	2,438,574
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.50%	2/24/2021	$2,463,550	2,337,204	2,412,234
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	7/30/2021	$1,970,000	1,962,367	1,898,587
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/11/2024	$500,000	500,000	500,940
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	4/16/2021	$398,056	396,948	403,529
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	3.00%	0.75%	0.00%	3.78%	8/25/2021	$2,896,193	2,879,009	2,931,179
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/20/2022	$917,946	916,144	919,479
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/19/2021	$2,955,000	2,943,621	2,951,306
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.29%	6/3/2019	$984,570	981,094	977,184
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	3.00%	1.00%	0.00%	4.00%	1/31/2024	$250,000	249,377	252,500
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/7/2023	$500,000	497,626	505,780
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	1/31/2022	$1,933,919	1,887,037	1,885,571
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.50%	0.75%	0.00%	3.50%	2/24/2021	$3,118,358	3,118,358	3,147,327
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	4.25%	1.00%	0.00%	5.25%	4/29/2022	$1,484,941	1,481,061	1,491,446
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/24/2021	$1,495,307	1,480,354	1,499,045
Asurion, LLC (fka Asurion Corporation)	Insurance	Replacement Term Loan B-2	Loan	3.25%	0.75%	0.00%	4.03%	7/8/2020	$531,422	526,976	537,024
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	8/4/2022	$2,434,375	2,422,950	2,463,661
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	5/13/2019	$2,718,634	2,718,434	2,739,024
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	6/21/2022	$2,784,429	2,760,689	2,819,234
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	2.75%	0.75%	0.00%	3.50%	3/20/2022	$1,000,000	995,000	1,017,300
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.02%	6/5/2020	$1,473,750	1,471,637	1,411,116
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/19/2021	$2,481,122	2,484,502	2,488,888
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	2/2/2024	$1,500,000	1,496,335	1,487,385
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	0.00%	6.02%	6/30/2021	$2,992,500	2,969,529	3,008,390
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$1,959,596	1,917,256	1,965,729
BMC Software T/L US	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$676,193	665,400	679,607
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	12/18/2020	$1,461,186	1,451,382	1,467,952
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	3.25%	0.00%	0.00%	4.75%	8/14/2023	$1,189,327	1,179,242	1,189,826
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	6/15/2023	$497,500	495,317	500,609
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2019	$1,487,353	1,489,058	1,500,829
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/20/2023	$1,500,000	1,485,318	1,500,000
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	5/20/2021	$424,821	423,456	429,953
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	6/7/2023	$1,492,500	1,477,575	1,411,965
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	3.00%	0.00%	0.00%	4.00%	2/1/2024	$227,273	226,758	229,545
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.00%	0.00%	0.00%	2.79%	1/3/2021	$1,609,533	1,603,525	1,617,130
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.80%	12/31/2019	$981,177	960,939	972,866
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.05%	1/27/2021	$1,805,352	1,763,950	1,773,940
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/29/2021	$1,964,874	1,946,245	1,976,172
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	10/24/2022	$1,970,062	1,958,282	1,980,405
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	10/21/2021	$1,980,000	1,891,488	1,615,522
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	8/11/2022	$1,418,750	1,412,839	1,365,547
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.00%	10/5/2023	$500,000	497,500	502,890
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.83%	8/17/2022	$1,436,782	1,418,783	1,289,511
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2017	$2,462,342	2,461,490	2,457,934
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.05%	11/23/2020	$727,500	726,911	667,329
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	12/1/2021	$1,470,113	1,458,924	1,389,256
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/13/2023	$2,050,000	2,049,738	2,083,313
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/23/2020	$470,093	467,345	342,580
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	7/7/2022	$1,975,000	1,967,190	1,987,838
DASEKE T/L (HENNESSY CAPITAL)	Transportation	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	2/27/2024	$714,286	707,143	717,857
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	$2,101,458	2,096,045	2,101,458
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.75%	1.00%	0.00%	5.07%	7/30/2021	$1,000,000	996,568	1,002,920
DELL INTERNATIONAL 1ST LIEN T/L	High Tech Industries	Term Loan (01/17)	Loan	2.50%	0.75%	0.00%	3.25%	9/7/2023	$1,000,000	998,850	1,006,480
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (Incremental)	Loan	6.00%	1.00%	0.00%	7.04%	2/28/2020	$1,000,000	972,672	997,500
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.54%	2/28/2020	$1,868,084	1,869,141	1,864,199
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	10.00%	1.00%	0.00%	11.00%	7/29/2021	$43,444	43,444	44,041
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	4.50%	0.75%	0.00%	5.31%	11/6/2023	$398,750	395,190	404,731
DIGITALGLOBE T/L B (12/16)	Aerospace and Defense	Term Loan B	Loan	2.75%	0.75%	0.00%	3.53%	1/15/2024	$500,000	498,815	502,030
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	$492,500	490,933	483,388
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2021	$2,925,000	2,919,916	2,937,431
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	11/19/2020	$2,950,591	2,923,591	2,928,461
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.30%	11/4/2021	$1,962,557	1,954,741	1,973,703
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	2/21/2024	$1,500,000	1,395,987	1,511,250
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.51%	12/19/2022	$1,485,000	1,459,535	1,487,317
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.51%	7/2/2020	$501,970	488,778	177,446
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.51%	7/2/2020	$954,307	934,189	77,938
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/1/2021	$480,756	479,151	483,308
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	1.00%	0.00%	8.75%	8/1/2022	$500,000	498,153	498,595
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.00%	5/14/2021	$1,000,000	994,172	950,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.00%	0.75%	0.00%	3.81%	9/26/2022	$990,000	987,999	994,247
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	5/29/2020	$795,000	785,654	799,969
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	4.25%	0.70%	0.00%	4.03%	8/12/2020	$243,750	242,680	245,503
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	$955,106	954,175	846,224
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	1/15/2021	$1,947,330	1,943,904	1,954,632
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	1/15/2021	$992,500	984,248	997,463
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	0.00%	7.25%	2/7/2020	$2,887,500	2,860,092	2,905,547
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	$2,925,000	2,915,873	2,894,434
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	3.00%	0.70%	0.00%	3.78%	3/24/2021	$1,886,914	1,804,119	1,904,010
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	0.75%	0.00%	5.00%	12/1/2022	$1,485,000	1,460,081	1,493,361
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	7/1/2020	$1,929,311	1,905,661	1,947,793
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/28/2019	$801,502	802,865	806,279
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$197,083	196,509	197,822
Garda World Security Corporation	Services: Business	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$770,417	768,226	773,306
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.57%	7/30/2020	$2,426,061	2,421,316	2,420,263
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	7/5/2021	$481,656	476,839	481,478
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.29%	3/4/2019	$2,121,102	2,117,573	1,765,817
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	6/20/2022	$500,000	495,133	501,250
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	$2,667,633	2,661,035	2,654,962
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.00%	0.75%	0.00%	3.78%	4/30/2019	$1,333,333	1,320,613	1,333,747
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/4/2021	$1,014,560	1,011,573	1,010,755
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	6/16/2023	$1,492,500	1,436,528	1,501,201
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	2/9/2022	$2,176,889	2,117,378	2,190,495
Headwaters Incorporated	Building & Development	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/24/2022	$242,058	241,141	242,784
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	10/8/2021	$1,485,000	1,433,886	1,485,000
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3.50%	0.00%	0.00%	4.27%	2/14/2024	$2,500,000	2,512,500	2,493,750
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	5.50%	0.75%	0.00%	6.28%	2/15/2023	$2,000,000	1,985,000	2,001,660
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	$246,851	244,820	250,431
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/21/2023	$1,000,000	1,003,734	1,013,750
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	8/3/2022	$1,490,000	1,486,482	1,507,508
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.70%	0.00%	3.78%	4/19/2019	$1,518,031	1,510,811	1,525,150
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/30/2021	$469,398	467,182	472,158
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	4/29/2022	$1,994,924	1,971,849	1,998,675
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	3/30/2022	$496,250	489,837	499,972
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	2.75%	1.00%	0.00%	3.75%	2/1/2022	$1,609,802	1,595,316	1,610,945
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/5/2022	$493,750	492,732	490,664
Insight Global	Services: Business	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	10/29/2021	$3,450,126	3,434,977	3,471,690
ION Media T/L B	Media	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	12/18/2020	$500,000	497,615	506,875
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	$945,756	945,756	540,660
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.50%	6/19/2021	$487,879	487,106	471,208
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.04%	5/9/2022	$950,648	946,877	935,200
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	4.00%	1.00%	0.00%	4.28%	2/2/2024	$2,400,000	2,388,246	2,399,496
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	5/15/2020	$2,935,100	2,917,778	2,730,259
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	5.00%	1.00%	0.00%	5.00%	1/6/2022	$2,500,000	2,286,776	2,533,825
Lannett Company T/L A	Healthcare & Pharmaceuticals	Term Loan A	Loan	4.75%	1.00%	0.00%	5.75%	11/25/2020	$1,000,000	970,576	985,000
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	0.00%	6.38%	11/25/2022	$1,900,000	1,842,852	1,885,750
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	0.00%	4.25%	12/1/2023	$500,000	497,713	505,625
Lightstone Generation T/L B	Utilities	Term Loan B	Loan	5.50%	1.00%	0.00%	6.54%	1/30/2024	$913,043	894,897	925,981
Lightstone Generation T/L C	Utilities	Term Loan C	Loan	5.50%	1.00%	0.00%	6.54%	1/30/2024	$86,957	85,236	88,189
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	5.00%	1.00%	0.00%	6.04%	2/15/2024	$500,000	495,000	503,125
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.00%	0.75%	0.00%	4.78%	11/21/2022	$1,980,000	1,963,355	2,007,225
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	7/31/2021	$488,750	487,123	488,647
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/4/2022	$995,000	990,840	977,468
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	0.00%	3.75%	1/30/2023	$1,679,779	1,674,140	1,674,673
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/8/2021	$982,378	978,629	985,079
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	2.25%	0.00%	0.00%	3.03%	1/17/2023	$868,445	845,882	874,593
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	3.50%	1.00%	0.00%	3.75%	8/18/2021	$244,375	243,499	246,005
Milacron T/L B	Capital Equipment	Term Loan B	Loan	3.00%	0.00%	0.00%	3.78%	9/28/2023	$1,000,000	996,250	1,004,380
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	5.00%	1.00%	0.00%	5.00%	8/16/2023	$997,500	987,646	1,004,562
Mister Car Wash T/L	Automotive	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	8/20/2021	$831,203	825,179	832,931
MSC Software Corporation	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/29/2020	$1,969,898	1,931,995	1,972,360
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	6/29/2020	$2,985,000	2,956,823	3,007,388
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	$977,543	974,893	982,430
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.75%	3/11/2022	$250,000	249,793	242,750
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	0.00%	7.25%	6/4/2020	$3,168,116	3,154,983	3,140,395
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	12/21/2020	$1,930,106	1,777,976	980,494
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.00%	10/16/2022	$1,980,000	1,963,361	1,890,900
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	10/16/2023	$1,000,000	991,237	930,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.75%	1.00%	0.00%	4.75%	12/28/2018	$476,250	476,250	477,241
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	$129,601	129,601	130,897
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	$157,443	157,108	158,034
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/23/2022	$1,000,000	995,240	1,013,750
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	3.25%	0.70%	0.00%	4.03%	3/31/2023	$498,750	491,370	503,204
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.00%	6/7/2019	$3,613,555	3,606,228	3,490,297
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	10/1/2021	$488,750	486,195	475,554
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	0.00%	7.75%	7/29/2019	$2,913,824	2,913,362	2,938,096
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.54%	6/24/2019	$1,417,598	1,413,680	1,389,245
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.25%	10/30/2020	$970,000	966,928	933,625
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	0.00%	4.00%	3/11/2022	$982,500	977,998	967,183
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	9/29/2020	$2,891,464	2,876,188	2,889,671
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	0.75%	0.00%	4.28%	3/31/2021	$2,392,341	2,385,223	2,407,293
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	9/27/2023	$1,894,167	1,868,863	1,907,426
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	$3,328,536	3,330,285	3,335,825
Presidio, Inc.	Services: Business	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	2/2/2022	$2,297,698	2,248,964	2,314,930
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	2.75%	0.75%	0.00%	3.53%	1/26/2024	$500,000	498,779	506,040
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	5/2/2022	$1,985,025	1,975,632	2,003,645
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	10/1/2021	$916,047	913,757	918,337
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	$500,000	498,149	475,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.54%	12/3/2020	$485,019	483,001	486,634
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	2.50%	0.75%	0.00%	3.28%	4/1/2022	$495,009	493,772	499,573
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	3/18/2021	$2,037,705	2,029,696	2,002,045
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	4/30/2022	$240,815	239,883	241,518
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	8/21/2023	$732,374	732,374	736,497
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	8/21/2023	$641,402	641,402	645,013
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.00%	0.00%	0.00%	3.78%	2/3/2023	$1,761,134	1,761,134	1,773,603
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	2.50%	0.75%	0.00%	3.29%	7/2/2021	$1,462,500	1,457,765	1,467,984
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.50%	6/19/2023	$275,862	274,109	276,552
Royal Holdings T/L (02/17)	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3.25%	1.00%	0.00%	4.25%	6/17/2022	$541,607	539,167	544,992
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	2.50%	0.00%	0.00%	3.50%	10/14/2022	$2,554,764	2,554,764	2,580,848
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	6/1/2023	$2,240,000	2,127,043	2,259,600
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	4.75%	0.75%	0.00%	5.53%	12/30/2022	$1,500,000	1,470,825	1,521,570
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	3/27/2021	$972,500	969,442	870,388
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	4.00%	0.75%	0.00%	4.85%	10/1/2021	$769,549	762,102	781,416
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.25%	10/31/2022	$1,972,528	1,934,960	1,991,030
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	2/21/2021	$977,330	922,444	729,635
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	4.94%	6/30/2021	$977,500	975,832	979,944
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.56%	9/18/2021	$1,975,000	1,959,274	1,961,432
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	4.50%	1.00%	0.00%	5.53%	2/2/2024	$1,000,000	995,095	1,008,330
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$207,981	207,633	208,501
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$1,178,561	1,176,588	1,181,508
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.25%	1.00%	0.00%	4.25%	9/30/2022	$1,960,897	1,951,404	1,967,761
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.75%	10/31/2019	$1,837,500	1,804,647	1,808,412
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2020	$2,725,103	2,719,454	2,718,289
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/19/2021	$923,173	917,444	930,097
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	12/16/2020	$2,721,749	2,707,531	2,721,749
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	9/30/2022	$987,500	982,957	1,002,006
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.04%	4/23/2019	$468,977	466,972	427,473
TaxACT, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	1/3/2023	$1,200,000	1,168,727	1,206,000
Tectum Holdings, Inc.	Transportation	Delayed Draw Term Loan (Initial)	Loan	4.75%	1.00%	0.00%	5.80%	8/24/2023	$997,500	988,185	1,004,981
Tennessee Merger T/L (Team Health)	Healthcare & Pharmaceuticals	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	2/6/2024	$1,000,000	997,518	996,880
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/15/2020	$1,651,817	1,648,856	1,646,316
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	4/1/2022	$932,522	927,933	937,185
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	10/2/2021	$1,413,873	1,364,619	1,426,683
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	3.78%	2/28/2020	$4,233,198	4,238,155	4,249,920
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	5.25%	0.00%	0.00%	6.03%	1/25/2024	$2,000,000	1,990,095	2,025,000
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	5.50%	1.00%	0.00%	6.50%	4/13/2023	$497,500	490,931	503,719
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/10/2020	$809,438	810,684	819,556
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	2.75%	0.00%	0.00%	3.61%	7/1/2022	$2,962,500	2,948,361	2,971,565
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/1/2020	$2,885,666	2,876,319	2,896,949
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	4.25%	0.75%	0.00%	5.03%	2/13/2019	$2,445,056	2,437,788	2,456,890
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.53%	9/6/2019	$1,006,278	1,003,396	1,010,554
Vistra Operations Company T/L B (12/16)	Utilities	Term Loan B	Loan	3.25%	0.75%	0.00%	4.02%	12/13/2023	$500,000	498,784	502,970
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	2/13/2023	$879,853	856,884	891,405
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/27/2021	$487,500	485,889	486,891
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	0.00%	0.00%	5.75%	5.75%	12/20/2018	$1,735,292	1,743,798	1,418,601
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	3.75%	0.75%	0.00%	4.53%	5/1/2023	$1,592,000	1,547,312	1,602,396
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	0.00%	4.78%	3/29/2021	$999,375	989,489	1,006,121
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	5.50%	0.75%	0.00%	6.28%	12/7/2023	$750,000	737,850	761,955
Zekelman Industries (JMC Steel) T/L (01/17)	Nonferrous Metals/Minerals	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/14/2021	$500,000	501,250	506,040
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	6/27/2022	$2,955,000	2,941,390	2,984,550
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	8/17/2020	$1,000,000	995,523	1,012,500

										$297,801,502	$292,460,648

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$13,046,555	$13,046,555	$13,046,555

Total cash and cash equivalents									$13,046,555	$13,046,555	$13,046,555

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2017.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2016

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$1,673
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	95
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	190,095
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	5/28/2021	$492,500	488,586	455,154
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.25%	9/26/2021	$1,972,936	1,959,834	1,855,389
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	4.50%	1.00%	0.00%	5.50%	4/29/2022	$497,500	495,228	495,221
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/25/2021	$2,471,231	2,468,039	2,342,826
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	7/30/2021	$1,990,000	1,980,704	1,935,275
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.50%	2/24/2021	$985,000	985,000	797,850
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	4/16/2021	$398,056	396,681	396,066
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	4.50%	1.00%	0.00%	5.50%	8/25/2021	$3,384,425	3,367,410	3,302,623
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/20/2022	$927,265	925,091	925,365
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/19/2021	$2,985,000	2,971,074	2,824,555
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/3/2019	$994,856	990,161	906,981
Alliant Holdings I, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/12/2022	$995,000	992,679	960,921
Alvogen Pharma US, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	4/4/2022	$480,447	478,240	456,425
American Beacon Advisors, Inc.	Financial Intermediaries	Term Loan (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	4/30/2022	$248,749	247,612	244,190
Aramark Corporation	Food Products	LC-2 Facility	Loan	3.50%	0.62%	0.00%	4.12%	7/26/2016	$9,447	9,445	9,305
Aramark Corporation	Food Products	LC-3 Facility	Loan	3.50%	0.62%	0.00%	4.12%	7/26/2016	$5,244	5,244	5,166
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.50%	0.75%	0.00%	3.25%	2/24/2021	$3,150,423	3,150,423	3,126,133
Asurion, LLC (fka Asurion Corporation)	Insurance	Incremental Tranche B-1 Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	5/24/2019	$2,596,480	2,573,245	2,441,237
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	8/4/2022	$2,478,125	2,466,303	2,270,582
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	5/13/2019	$2,522,992	2,522,722	2,491,455
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.25%	0.00%	5.25%	6/24/2017	$2,156,953	2,153,896	2,135,384
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.00%	6/5/2020	$1,488,750	1,485,895	1,397,564
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/19/2021	$491,249	489,361	477,127
Berry Plastics Corporation	Chemicals/Plastics	Term E Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/6/2021	$1,314,499	1,305,069	1,291,903
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	9/26/2019	$1,476,196	1,475,409	1,401,161
Blue Coat Systems	Technology	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	5/20/2022	$997,500	995,159	945,131
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	$1,979,798	1,926,080	1,571,821
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	12/18/2020	$1,476,212	1,464,327	1,426,390
Brock Holdings III, Inc.	Industrial Equipment	Term Loan (First Lien)	Loan	4.50%	1.50%	0.00%	6.00%	3/16/2017	$1,917,168	1,924,101	1,802,138
Burlington Coat Factory Warehouse Corporation	Retailers (Except Food and Drugs)	Term B-2 Loan	Loan	3.25%	1.00%	0.00%	4.25%	8/13/2021	$1,861,667	1,853,426	1,845,843
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	8/14/2020	$985,000	976,335	930,826
Caesars Entertainment Corp.	Lodging & Casinos	Term B-7 Loan	Loan	8.75%	1.00%	3.50%	13.25%	3/1/2017	$995,000	991,037	814,656
Camp International Holding Company	Aerospace and Defense	2013 Replacement Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	5/31/2019	$1,940,113	1,940,984	1,806,730
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2019	$2,051,828	2,055,060	2,044,564
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	5/20/2021	$492,501	490,549	487,271
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	3/31/2020	$2,647,871	2,670,807	2,539,758
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.25%	0.75%	0.00%	3.00%	12/31/2020	$2,628,783	2,621,343	2,566,823
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.75%	12/31/2019	$1,022,569	994,876	974,212
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.00%	1/27/2021	$1,881,500	1,828,566	1,785,920
Cinedigm Digital Funding I, LLC	Services: Business	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	2/28/2018	$298,828	297,362	295,840
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/29/2021	$1,984,975	1,962,423	1,865,876
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	10/24/2022	$1,990,000	1,978,594	1,847,596
CommScope, Inc.	Telecommunications	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	12/29/2022	$498,750	497,568	494,176
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	8/11/2022	$1,437,500	1,430,556	1,329,688
Concordia Healthcare Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	10/21/2021	$2,000,000	1,894,483	1,920,000
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/17/2022	$1,436,782	1,415,977	1,396,667
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2017	$1,564,182	1,564,182	1,501,615
Crosby US Acquisition Corp.	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	11/23/2020	$735,000	734,245	536,550
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	12/1/2021	$1,485,038	1,471,665	1,433,061
Culligan International Company	Conglomerate	Dollar Loan (First Lien)	Loan	4.75%	1.50%	0.00%	6.25%	12/19/2017	$771,625	742,910	721,469
Culligan International Company	Conglomerate	Dollar Loan (Second Lien)	Loan	8.00%	1.50%	0.00%	9.50%	6/19/2018	$783,162	754,065	734,214
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/23/2020	$470,093	466,690	304,973
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	7/7/2022	$1,995,000	1,985,759	1,970,063
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	$2,409,739	2,397,948	2,409,739
Dell International LLC	Technology	Term Loan B2	Loan	3.25%	0.75%	0.00%	4.00%	4/29/2020	$2,904,989	2,892,348	2,889,854
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.75%	1.00%	0.00%	4.75%	7/30/2021	$1,000,000	995,870	925,000
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	2/28/2020	$1,882,983	1,884,279	1,751,174
Diamond Resorts International	Lodging & Casinos	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	5/7/2021	$926,971	923,222	897,614
Diamond Resorts International	Lodging & Casinos	Term Loan (Add-On)	Loan	4.50%	1.00%	0.00%	5.50%	5/7/2021	$1,000,000	980,687	968,330
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	$497,500	495,435	478,222
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2021	$2,955,000	2,948,456	2,799,863
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	11/19/2020	$2,472,161	2,445,601	2,299,110
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.25%	11/4/2021	$2,985,000	2,970,317	2,869,331
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	12/19/2022	$1,500,000	1,470,617	1,459,695
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.50%	7/2/2020	$501,970	485,313	160,630
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.50%	7/2/2020	$893,447	867,647	56,582
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/1/2021	$484,659	482,690	473,148
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	6.75%	1.00%	0.00%	7.75%	8/1/2022	$500,000	497,844	468,750
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.00%	5/14/2021	$1,000,000	991,762	866,670
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.00%	0.75%	0.00%	3.75%	9/26/2022	$1,000,000	997,602	987,780
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	5/29/2020	$937,857	923,660	731,528
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	$965,081	963,406	719,951
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	1/15/2021	$1,967,406	1,962,950	1,908,383
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	$2,955,000	2,943,580	2,345,530
First Data Corporation	Financial Intermediaries	First Data Corp T/L (2018 New Dollar)	Loan	3.50%	0.62%	0.00%	4.12%	3/23/2018	$2,790,451	2,748,229	2,752,780
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	4.00%	0.62%	0.00%	4.62%	3/24/2021	$2,111,028	2,034,284	2,077,779
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	0.75%	0.00%	4.75%	12/1/2022	$1,500,000	1,470,946	1,412,504
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	7/1/2020	$1,976,234	1,945,935	1,850,249
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/28/2019	$1,962,387	1,962,515	1,504,738
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$199,120	198,391	187,344
Garda World Security Corporation	Services: Business	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	$778,380	775,586	732,346
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/30/2020	$2,451,137	2,445,005	2,016,452
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	7/5/2021	$493,750	488,813	433,883
Generac Power Systems, Inc.	Industrial Equipment	Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	5/31/2020	$693,858	684,537	676,511
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.25%	3/4/2019	$4,131,271	4,121,165	4,012,497
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	$2,725,318	2,717,647	2,237,023
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.00%	0.75%	0.00%	3.75%	4/30/2019	$2,000,000	1,974,077	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/4/2021	$1,264,036	1,259,418	1,191,354
GTCR Valor Companies, Inc.	Services: Business	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	6/1/2021	$1,974,982	1,941,456	1,959,340
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	8/2/2019	$475,000	473,378	421,561
HCA Inc.	Healthcare & Pharmaceuticals	Tranche B-4 Term Loan	Loan	2.75%	0.62%	0.00%	3.37%	5/1/2018	$2,119,664	2,053,127	2,116,294
Headwaters Incorporated	Building & Development	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	3/24/2022	$248,750	247,628	248,285
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	$249,370	246,940	244,929
Hertz Corporation, The	Automotive	Tranche B-1 Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	3/12/2018	$2,910,000	2,933,230	2,879,998
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	5/8/2020	$1,970,000	1,955,325	1,915,825
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/3/2022	$997,500	995,241	983,784
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.62%	0.00%	3.62%	4/19/2019	$3,840,541	3,814,577	3,727,245
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/30/2021	$491,196	489,277	465,757
Infor (US), Inc. (fka Lawson Software Inc.)	Services: Business	Tranche B-5 Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/3/2020	$2,188,296	2,174,333	2,015,049
Insight Global	Services: Business	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	10/29/2021	$1,979,592	1,971,967	1,961,439
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/5/2022	$498,750	497,554	468,411
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	$955,481	955,481	639,379
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.50%	6/19/2021	$492,727	491,745	434,832
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	5/9/2022	$995,000	990,362	925,350
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Dollar Term D-1 Loan	Loan	3.50%	1.00%	0.00%	4.50%	5/4/2018	$2,452,586	2,436,004	2,392,645
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	5/15/2020	$2,965,050	2,942,458	2,683,370
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	5.00%	1.00%	0.00%	6.00%	1/6/2022	$2,500,000	2,252,500	2,250,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.00%	0.75%	0.00%	4.75%	11/21/2022	$2,000,000	1,980,543	1,900,000
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	7/31/2021	$493,750	491,750	475,234
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/28/2020	$486,250	486,250	479,792
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.00%	1/28/2020	$1,212,794	1,208,220	1,201,042
Micro Holding Corp.	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/8/2021	$992,447	987,851	950,268
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	4.50%	0.75%	0.00%	5.25%	1/15/2023	$2,183,824	2,119,162	2,180,177
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	3.50%	1.00%	0.00%	4.50%	8/18/2021	$246,875	245,802	244,098
MPH Acquisition Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	3/31/2021	$376,136	375,400	366,500
MSC Software Corporation	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/29/2020	$985,000	977,601	886,500
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	8/14/2021	$987,526	984,296	959,549
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.75%	3/11/2022	$250,000	249,729	218,750
Neptune Finco (CSC Holdings)	Cable and Satellite Television	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	10/7/2022	$1,000,000	985,784	989,750
New Millennium Holdco	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	12/21/2020	$2,007,042	1,811,375	1,822,655
Nortek, Inc.	Electronics/Electric	Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	10/30/2020	$985,022	974,747	939,464
NorthStar Asset Management Group Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.88%	0.75%	0.00%	4.63%	1/30/2023	$2,000,000	1,930,000	1,950,000
Novelis, Inc.	Conglomerate	Term Loan B	Loan	3.25%	0.75%	0.00%	4.00%	6/2/2022	$4,771,058	4,749,389	4,440,090
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.00%	10/16/2022	$2,000,000	1,980,636	1,940,000
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	9/29/2023	$1,000,000	990,269	950,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.75%	1.00%	0.00%	4.75%	12/28/2018	$481,250	481,250	472,829
NRG Energy, Inc.	Utilities	Term Loan (2013)	Loan	2.00%	0.75%	0.00%	2.75%	7/2/2018	$3,821,925	3,808,282	3,751,449
Numericable	Broadcast Radio and Television	Term Loan B-5	Loan	3.81%	0.75%	0.00%	4.56%	7/31/2022	$997,500	995,164	953,171
NuSil Technology LLC.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.25%	0.00%	5.25%	4/7/2017	$789,045	789,045	774,645
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.00%	6/7/2019	$3,832,558	3,821,232	3,244,912
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	10/1/2021	$493,749	490,644	459,435
OpenLink International, LLC	Services: Business	Term B Loan	Loan	5.00%	1.25%	0.00%	6.25%	10/30/2017	$2,944,496	2,943,282	2,811,994
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.25%	6/24/2019	$1,432,750	1,427,110	1,336,039
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	10/30/2020	$980,000	976,133	774,200
Penn Products Terminal, LLC	Chemicals/Plastics	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	4/13/2022	$248,125	246,994	218,350
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-1	Loan	4.75%	1.00%	0.00%	5.75%	1/15/2023	$1,000,000	980,217	978,590
PetCo Animal Supplies Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B-2	Loan	5.00%	0.62%	0.00%	5.62%	1/15/2023	$1,000,000	980,216	978,960
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2022	$992,500	987,862	961,176
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	9/29/2020	$954,643	947,123	941,917
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)	Conglomerate	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	8/18/2022	$1,920,848	1,911,850	1,872,346
Phillips-Medisize Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/16/2021	$492,500	490,535	458,025
Physio-Control International, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	6/6/2022	$498,750	496,371	498,127
Pinnacle Foods Finance LLC	Food Products	New Term Loan G	Loan	2.25%	0.75%	0.00%	3.00%	4/29/2020	$2,581,332	2,577,286	2,553,737
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/31/2021	$2,417,118	2,410,079	2,368,776
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	$724,167	721,080	716,020
Presidio, Inc.	Services: Business	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	2/2/2022	$1,902,292	1,846,615	1,816,688
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	7/1/2021	$1,995,000	1,985,640	1,924,178
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	10/1/2021	$938,354	936,008	886,745
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	$500,000	497,866	400,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	12/3/2020	$490,000	487,461	482,444
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	4/1/2022	$497,500	496,320	496,256
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	3/18/2021	$2,058,445	2,048,627	1,996,692
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	8/21/2020	$1,630,123	1,631,387	1,557,647
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	12/1/2018	$1,910,551	1,910,551	1,902,946
Riverbed Technology, Inc.	Technology	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	2/25/2022	$992,500	988,224	970,873
Rocket Software, Inc.	Services: Business	Term Loan (First Lien)	Loan	4.50%	1.25%	0.00%	5.75%	2/8/2018	$1,901,835	1,889,759	1,889,150
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	7/2/2021	$1,477,500	1,471,640	1,422,094
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	6/20/2022	$497,500	495,187	479,675
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.50%	6/19/2023	$500,000	496,388	478,335
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	11/9/2020	$5,155,193	5,155,193	5,132,665
Sable International Finance Ltd	Telecommunications	Term Loan B1	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$825,000	808,500	800,770
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	4.75%	0.75%	0.00%	5.50%	12/2/2022	$675,000	661,500	655,175
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	3/27/2021	$982,500	978,645	707,400
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	5.00%	1.00%	0.00%	6.00%	10/1/2021	$990,000	981,872	904,613
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.00%	10/30/2022	$1,977,528	1,939,305	1,937,978
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	2/21/2021	$987,406	919,799	407,305
Sensus USA Inc. (fka Sensus Metering Systems)	Utilities	Term Loan (First Lien)	Loan	3.25%	1.25%	0.00%	4.50%	5/9/2017	$1,905,121	1,902,477	1,826,534
ServiceMaster Company, The	Conglomerate	Tranche B Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/1/2021	$1,975,000	1,959,254	1,956,889
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	4.94%	6/30/2021	$987,500	985,421	952,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	9/18/2021	$1,995,000	1,976,131	1,931,160
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$222,750	222,282	220,801
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	$1,262,250	1,259,600	1,251,205
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.75%	1.00%	0.00%	4.75%	9/30/2022	$1,995,000	1,985,507	1,911,469
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.75%	10/31/2019	$1,937,500	1,891,680	1,541,281
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2020	$2,904,577	2,896,630	2,207,479
Staples, Inc.	Retailers (Except Food and Drugs)	Term Loan 1/16	Loan	4.00%	0.75%	0.00%	4.75%	4/23/2021	$1,000,000	990,308	992,130
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/19/2021	$965,341	957,952	946,034
SuperMedia Inc. (fka Idearc Inc.)	Publishing	Loan	Loan	8.60%	3.00%	0.00%	11.60%	12/30/2016	$222,900	220,105	67,520
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	12/16/2020	$992,500	990,554	970,169
Sybil Finance BV	High Tech Industries	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	3/20/2020	$1,272,143	1,270,803	1,253,061
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	4/23/2019	$479,913	476,927	311,944
TaxACT, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	1/3/2023	$1,860,000	1,805,035	1,804,200
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/15/2020	$1,651,816	1,647,936	1,636,669
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	4/1/2022	$932,522	928,333	915,624
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	10/2/2021	$1,491,826	1,433,943	1,396,722
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	3.75%	2/28/2020	$4,277,294	4,283,815	4,148,975
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	12/7/2020	$1,946,300	1,939,729	1,917,107
Tricorbraun, Inc. (fka Kranson Industries, Inc.)	Containers/Glass Products	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	5/3/2018	$1,836,625	1,831,636	1,776,935
Truven Health Analytics Inc. (fka Thomson Reuters (Healthcare) Inc.)	Healthcare & Pharmaceuticals	New Tranche B Term Loan	Loan	3.25%	1.25%	0.00%	4.50%	6/6/2019	$482,603	476,598	480,494
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/10/2020	$886,192	887,853	875,673
U.S. Security Associates Holdings, Inc.	Services: Business	Delayed Draw Loan	Loan	5.00%	1.25%	0.00%	6.25%	7/28/2017	$156,888	156,328	155,973
U.S. Security Associates Holdings, Inc.	Services: Business	Term B Loan	Loan	5.00%	1.25%	0.00%	6.25%	7/28/2017	$921,426	918,393	916,054
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/1/2022	$2,992,500	2,978,573	2,840,810
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/1/2020	$2,916,556	2,903,859	2,832,705
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	2.75%	0.75%	0.00%	3.50%	2/13/2019	$2,545,588	2,539,315	2,385,700
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.50%	9/6/2019	$1,014,058	1,011,203	1,005,692
Vertafore, Inc.	Services: Business	Term Loan (2013)	Loan	3.25%	1.00%	0.00%	4.25%	10/3/2019	$2,484,603	2,484,603	2,452,775
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	2/13/2023	$1,000,000	970,144	993,750
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/27/2021	$492,500	490,508	478,134
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	4.50%	1.25%	0.00%	5.75%	12/20/2018	$1,736,392	1,749,291	1,475,934
West Corporation	Telecommunications	Term B-10 Loan	Loan	2.50%	0.75%	0.00%	3.25%	6/30/2018	$2,534,892	2,558,782	2,490,861
ZEP Inc.	Chemicals/Plastics	Term Loan B	Loan	4.75%	1.00%	0.00%	5.75%	6/27/2022	$2,985,000	2,971,139	2,932,763

										$303,643,756	$284,844,789

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$2,349,633	$2,349,633	$2,349,633

Total cash and cash equivalents									$2,349,633	$2,349,633	$2,349,633

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2016.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$(5,232,690)	$104,587	$793,848
Net realized gain from investments	358,169	419,096	620,817
Net unrealized appreciation (depreciation) on investments	13,458,113	(16,277,895)	(3,874,583)

Net increase (decrease) in net assets from operations	8,583,592	(15,754,212)	(2,459,918)

Total increase (decrease) in net assets	8,583,592	(15,754,212)	(2,459,918)
Net assets at beginning of period	(21,557,368)	(5,803,156)	(3,343,238)

Net assets at end of period	$(12,973,776)	$(21,557,368)	$(5,803,156)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended February 28, 2017	For the year ended February 29, 2016	For the year ended February 28, 2015
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$8,583,592	$(15,754,212)	$(2,459,918)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(288,557)	(56,830)	(167,097)
Net accretion of discount on investments	(543,181)	(280,310)	(454,809)
Amortization of deferred debt financing costs	829,475	955,858	953,862
Loss on extinguishment of debt	6,143,816	—	—
Net realized gain from investments	(358,169)	(419,096)	(620,817)
Net unrealized (appreciation) depreciation on investments	(13,458,113)	16,277,895	3,874,583
Proceeds from sale and redemption of investments	161,551,546	142,862,138	141,358,326
Purchase of investments	(154,519,385)	(147,989,317)	(138,738,379)
(Increase) decrease in operating assets:
Interest receivable	254,697	(407,925)	160,315
Receivable from open trades	1,186,831	(572,144)	(318,421)
Other Assets	(6,049)	—	91,336
Increase (decrease) in operating liabilities:
Interest Payable	405,417	(5,846)	9,410
Payable for open trades	2,307,698	1,909,523	(4,230,669)
Accrued base management fee	(50,787)	(949)	10,904
Accrued subordinated management fee	51,877	(949)	10,904

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,090,708	(3,482,164)	(520,470)

Financing activities
Borrowings on debt	282,320,000	—	—
Paydowns on debt	(282,457,781)	—	(1,666,666)
Deferred debt financing costs	(1,256,005)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(1,393,786)	—	(1,666,666)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,696,922	(3,482,164)	(2,187,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,349,633	5,831,797	8,018,933

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,046,555	$2,349,633	$5,831,797

Supplemental Information:
Interest paid during the period	$12,169,421	$11,702,603	$9,625,726

Supplemental non-cash information:
Paid-in-kind interest income	$288,557	$56,830	$167,097
Net accretion of discount on investments	$543,181	$280,310	$454,809
Amortization of deferred debt financing costs	$829,475	$955,858	$953,862

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

On November 15, 2016, the Issuer completed the second refinancing and the Issuer issued $282.4 million of notes (the “2013-1 Amended CLO Notes”), consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 Amended CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the 2013-1 CLO Notes issued in 2013. As of February 28, 2017, Saratoga Investment Corp. owned 100% of the Subordinated Notes of the CLO.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2017.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2017 and February 29, 2016, cash and cash equivalents amounted to $13.0 million and $2.3 million, respectively, and are swept on an overnight basis into a money market deposit account and invested in shares of JP Morgan Liquidity Institutional fund held at the Trustee.

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

Payment-in-Kind Interest

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

Included in deferred debt financing costs of $1.2 million as of February 28, 2017 and $1.7 million as of February 29, 2016 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

Deferred debt financing costs of $1.5 million, incurred in connection with the issuance of the 2013-1 CLO Notes, were expensed when the 2013-1 CLO Notes were extinguished on November 15, 2016.

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”)) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. Subsequent to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, the Base Management Fee was changed to be payable in an amount equal to 0.10% per annum of the fee basis amount at the beginning of the Collection period, and the Subordinated Management Fees was changed to be payable in an amount equal to 0.40% per annum of the fee basis amount at the beginning of the Collection period. Throughout, the Incentive Management Fee equals 20.0% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, no Incentive Management Fees have been paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Issuer paid $0.1 million, $0.1 million, $0.1 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, $4.7 million, $5.6 million and $3.7 million of payments to the Subordinated Notes were included in interest expense on the statements of operations, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Amendments to the Leases (“ASU Topic 842”), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact the adoption of this standard has on the Issuer’s financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$241,228,228	$51,209,702	$292,437,930
Equity interests	—	—	22,718	22,718

Total	$—	$241,228,228	$51,232,420	$292,460,648

The following table presents fair value measurements of investments, by major class, as of February 29, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$239,255,853	$45,397,073	$284,652,926
Equity interests	—	190,095	1,768	191,863

Total	$—	$239,445,948	$45,398,841	$284,844,789

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2017:

	Term Loans	Equity Interest	Total
Balance as of February 29, 2016	$45,397,073	$1,768	$45,398,841
Net unrealized appreciation (depreciation)	2,181,976	(169,145)	2,012,831
Purchases and other adjustments to cost	23,317,031	—	23,317,031
Sales and repayments	(10,891,325)	—	(10,891,325)
Net realized gain from investments	95,892	—	95,892
Transfers in (1)	6,387,646	190,095	6,577,741
Transfers out (2)	(15,278,591)	—	(15,278,591)

Balance as of February 28, 2017	$51,209,702	$22,718	$51,232,420

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2017, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment into Level 2 investments were classified as such during the year ended February 28, 2017, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2016:

	Term Loans	Equity Interest	Total
Balance as of February 28, 2015	$—	$—	$—
Net unrealized depreciation	(2,839,083)	(615,683)	(3,454,766)
Purchases and other adjustments to cost	19,713,411	—	19,713,411
Sales and repayments	(10,930,430)	—	(10,930,430)
Net realized gain from investments	6,887	—	6,887
Transfers in (1)	39,446,288	617,451	40,063,739

Balance as of February 29, 2016	$45,397,073	$1,768	$45,398,841

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2016, as market quotes for these investments are only provided by one trading desk.

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

The net unrealized appreciation on Level 3 investments held as of February 28, 2017 was $2.1 million, and is included in net unrealized appreciation (depreciation) on investments in the statements of operations. The net unrealized depreciation on Level 3 investments held as of February 29, 2016 was $3.4 million, and is included in net unrealized appreciation (depreciation) on investments in the statements of operations.

Significant unobservable inputs used in the fair value measurement of the Level 3 term loans and equity include market quotations available from multiple dealers. A significant increase (decrease) in the market quote, in isolation, would result in a significantly lower (higher) fair value measurement.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2017 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
Term loans	51,209,702	Market Comparables	Third-Party Bid	93.00% - 101.63%
Equity interests	22,718	Market Comparables	Third-Party Bid	0.01% - 1.06%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2016 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
Term loans	45,397,073	Market Comparables	Third-Party Bid	32.00% - 100.00%
Equity interests	1,768	Market Comparables	Third-Party Bid	0.01% - 12.83%

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

On November 15, 2016, the Issuer issued $282.4 million of the 2013-1 Amended CLO Notes, consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used along with existing assets held by the Trustee to redeem all of the 2013-1 CLO Notes issued in 2013. The Subordinated Notes were not included in the refinancing transaction.

The 2013-1 Amended CLO Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer.

The relative order of seniority of payment of each class of securities is, as follows: first, Class X Notes, second, Class A-1 Notes, third, Class A-2 Notes, fourth, Class B Notes, fifth, Class C Notes, sixth, Class D Notes, seventh, Class E Notes, eighth, Class F Notes, and ninth, the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities (other than the Class X Notes) in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the 2013-1 Amended CLO Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2017:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	October 20, 2025	$170,000,000	$170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	October 20, 2025	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.70%	October 20, 2025	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	October 20, 2025	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	October 20, 2025	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	October 20, 2025	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	October 20, 2025	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2025	30,000,000	30,000,000

			$312,400,000	$312,400,000

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on October 17, 2013, at February 29, 2016:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	October 20, 2023	$170,000,000	$170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	October 20, 2023	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.00%	October 20, 2023	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	October 20, 2023	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	October 20, 2023	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	October 20, 2023	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	October 20, 2023	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2023	30,000,000	30,000,000

			$312,400,000	$312,400,000

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2017:

Debt Security	February 28, 2017
Class A-1 Floating Rate Senior Notes	$171,229,950
Class A-2 Floating Rate Senior Notes	20,221,460
Class B Floating Rate Senior Notes	45,715,309
Class C Deferrable Floating Rate Notes	16,286,880
Class D Deferrable Floating Rate Notes	14,242,508
Class E Deferrable Floating Rate Notes	13,145,915
Class F Deferrable Floating Rate Notes	4,499,379
Subordinated Notes	10,950,249

$296,291,650

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 29, 2016:

Debt Security	February 29, 2016
Class A-1 Floating Rate Senior Notes	$168,738,419
Class A-2 Floating Rate Senior Notes	19,899,837
Class B Floating Rate Senior Notes	43,780,120
Class C Deferrable Floating Rate Notes	14,987,621
Class D Deferrable Floating Rate Notes	12,941,289
Class E Deferrable Floating Rate Notes	10,358,170
Class F Deferrable Floating Rate Notes	3,027,150
Subordinated Notes	12,827,980

$286,560,586

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as level 3 liabilities within the fair value hierarchy.

The following table provides the weighted average interest rate for the years ended February 28, 2017, February 29, 2016 and February 28, 2015:

		Weighted Average Interest Rate
Debt Security	Interest Rate	February 28, 2017	February 29, 2016	February 28, 2015
2013-1 CLO Notes
Class X Floating Rate Senior Notes	LIBOR + 1.05%	N/A	N/A	1.28%
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	2.10%	1.62%	1.53%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	2.30%	1.82%	1.73%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	2.96%	2.32%	2.23%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	3.78%	3.22%	3.13%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	4.64%	3.82%	3.73%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	5.98%	4.82%	4.73%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	7.45%	6.07%	5.98%
Subordinated Notes	N/A	N/A	N/A	N/A

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

As of February 28, 2017, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $0.0 million, $0.0 million, $0.0 million, $0.1 million, $0.4 million, $0.0 million, and $0.0 million, respectively.

As of February 29, 2016, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $1.3 million, $0.1 million, $0.9 million, $0.6 million, $0.7 million, $1.4 million, and $0.5 million, respectively.

The remaining unamortized deferred debt financing costs, on the 2013-1 CLO Notes, of $1.5 million, and unamortized discount on the 2013-1 CLO Notes of $4.6 million, were recognized as additional amortization expense when the related notes were extinguished and recorded within loss on extinguishment of debt in the statements of operations. As of February 28, 2017, $1.3 million of financing costs related to the 2013-1 Amended CLO Notes have been capitalized and are being amortized over the term of the 2013-1 Amended CLO Notes.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2013—2016). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2017 and February 29, 2016, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2017, February 29, 2016 and February 28, 2015. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2017, February 29, 2016 and February 28, 2015.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Investment Manager feels that the likelihood of such an event is remote.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2017 and February 29, 2016, the Issuer is not subject to any material legal proceedings.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2017, the Issuer had $0.5 million of unfunded commitments. At February 29, 2016, the Issuer had no unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Issuer neither bought nor sold investments from related parties.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, $4.7 million, $5.6 million, and $3.7 million of payments to the Subordinated Notes were included in interest expense in the statements of operations, respectively. In addition to refinancing its liabilities, the Investment Manager also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

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

As of February 28, 2017 and February 29, 2016, net assets were $(13.0) million and $(21.6) million, respectively. These amounts include accumulated losses of $(21.6) million and $(5.8) million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2017, February 29, 2016, February 28, 2015, February 28, 2014 and February 28, 2013:

	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013
Average subordinated notes’ capital balance(1)	$15,113,353	$18,382,072	$25,077,372	$28,471,910	$27,165,497
Ratio and supplemental data:
Total Return(2)	162.55%	(49.59)%	5.34%	4.65%	73.51%
Net investment income(3)	(34.62)%	0.57%	3.17%	(7.53)%	3.80%
Total expenses(3)	141.14%	79.34%	49.79%	65.27%	70.97%
Base management fee(3)	3.87%	4.07%	3.03%	1.82%	1.47%
Subordinated management fee(3)	6.04%	4.07%	3.03%	4.42%	5.89%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2017 through May 16, 2017, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.