Form 10-Q
period 2017-05-31
SARATOGA INVESTMENT CORP.
filed 2017-07-12
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 12, 2017 was 5,967,273.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $291,471,679 and $251,198,896, respectively)	$278,767,064	$242,531,514
Control investments (cost of $48,625,339 and $49,283,536, respectively)	50,922,884	50,129,799

Total investments at fair value (amortized cost of $340,097,018 and $300,482,432, respectively)	329,689,948	292,661,313
Cash and cash equivalents	1,246,815	9,306,543
Cash and cash equivalents, reserve accounts	26,526,889	12,781,425
Interest receivable (net of reserve of $817,374 and $157,560, respectively)	3,652,935	3,294,450
Management and incentive fee receivable	276,484	171,106
Other assets	278,376	183,346
Receivable from unsettled trades	253,041	253,041

Total assets	$361,924,488	$318,651,224

LIABILITIES
Revolving credit facility	$24,500,000	$—
Deferred debt financing costs, revolving credit facility	(760,150)	(437,183)
SBA debentures payable	134,660,000	112,660,000
Deferred debt financing costs, SBA debentures payable	(2,924,288)	(2,508,280)
Notes payable	74,450,500	74,450,500
Deferred debt financing costs, notes payable	(2,578,509)	(2,689,511)
Base management and incentive fees payable	3,992,960	5,814,692
Accounts payable and accrued expenses	773,025	852,987
Interest and debt fees payable	1,805,492	2,764,237
Directors fees payable	51,500	51,500
Due to manager	345,305	397,505

Total liabilities	$234,315,835	$191,356,447

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,884,475 and 5,794,600 common shares issued and outstanding, respectively	$5,884	$5,795
Capital in excess of par value	192,449,147	190,483,931
Distribution in excess of net investment income	(26,898,415)	(27,737,348)
Accumulated net realized loss from investments and derivatives	(27,540,893)	(27,636,482)
Accumulated net unrealized depreciation on investments and derivatives	(10,407,070)	(7,821,119)

Total net assets	127,608,653	127,294,777

Total liabilities and net assets	$361,924,488	$318,651,224

NET ASSET VALUE PER SHARE	$21.69	$21.97

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$5,920,433	$6,620,113
Payment-in-kind interest income from Non-control/Non-affiliate investments	223,273	129,090
Control investments	1,335,386	532,126
Payment-in-kind interest income from Control investments	262,109	—

Total interest income	7,741,201	7,281,329
Interest from cash and cash equivalents	7,081	3,786
Management fee income	375,681	373,684
Incentive fee income	105,295	—
Other income	478,190	249,596

Total investment income	8,707,448	7,908,395

OPERATING EXPENSES
Interest and debt financing expenses	2,523,606	2,368,056
Base management fees	1,391,027	1,227,157
Professional fees	384,331	359,299
Administrator expenses	375,000	325,000
Incentive management fees	176,096	728,280
Insurance	66,165	70,658
Directors fees and expenses	51,000	66,000
General & administrative	197,243	212,209
Other expense	38,531	13,187

Total operating expenses	5,202,999	5,369,846

NET INVESTMENT INCOME	3,504,449	2,538,549

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	95,589	6,102,905
Net unrealized depreciation on investments	(2,585,951)	(5,353,867)

Net gain (loss) on investments	(2,490,362)	749,038

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,014,087	$3,287,587

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.17	$0.57
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,861,654	5,737,496

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2017

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 218.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.21% Cash, 9/21/2021	$18,000,000	$17,864,592	$18,000,000	14.1%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	257,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.21% Cash, 9/10/2022	$4,883,493	4,835,787	4,905,468	3.8%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (L+7.00%), 8.21% Cash/2.00% PIK, 3/31/2022	$13,000,000	12,872,436	12,870,000	10.1%
CLEO Communications Holding, LLC (j)	Business Services	Delayed Draw Term Loan (L+7.00%), 8.21% Cash/2.00% PIK, 3/31/2022	$—	—	—	0.0%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.21% Cash, 6/1/2021	$15,000,000	14,885,014	14,229,000	11.1%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,287,284	3,321,450	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	426,600	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.71% Cash/1.00% PIK, 8/28/2021	$13,143,616	13,036,964	13,143,616	10.3%
FranConnect LLC (d)	Business Services	First Lien Term Loan (L+7.00%), 8.50% Cash, 5/26/2022	$14,500,000	14,427,500	14,427,500	11.3%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.21% Cash, 11/16/2021	$7,000,000	6,935,808	7,000,000	5.5%
GreyHeller LLC (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.21% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.46% Cash, 10/8/2021	$5,932,462	5,847,487	5,937,208	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.71% Cash, 10/8/2022	$3,000,000	2,925,229	2,928,900	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	$621,695	621,695	621,695	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	514,298	0.4%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.46% Cash/1.75% PIK, 12/18/2020	$10,324,839	10,261,369	10,324,839	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.96% Cash, 7/20/2021	$16,888,730	16,833,572	16,888,731	13.2%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.21% Cash, 7/1/2022	$8,000,000	7,929,936	8,000,000	6.3%
National Waste Partners (d)	Business Services	First Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,711,174	8,679,449	8,711,174	6.8%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	328,008	0.3%

		Total Business Services		151,736,738	152,595,487	119.6%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	24,957	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$243,206	243,206	243,206	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$729,230	729,230	729,230	0.6%

		Total Consumer Products		2,763,678	997,393	0.8%

My Alarm Center, LLC (g)	Consumer Services	Second Lien Term Loan (L+11.00%), 12.21% Cash, 7/9/2019	$10,343,750	10,329,743	2,695,581	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$2,558,573	2,546,279	2,564,458	2.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,968,443	10,957,100	8.6%

		Total Consumer Services		23,844,465	16,217,139	12.7%

C2 Educational Systems	Education	First Lien Term Loan (L+8.50%), 10.00% Cash, 5/31/2020	$16,000,000	15,840,181	15,840,000	12.4%
M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d), (g)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,321,073	1,193,790	6,320	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750,000	750,000	878,603	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+8.00%), 9.21% Cash, 6/2/2021	$10,000,000	9,922,434	10,000,000	7.8%

		Total Education		27,736,646	26,724,923	20.9%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan 14.50% PIK, 7/17/2017	$9,358,694	9,349,470	8,279,637	6.5%
TM Restaurant Group L.L.C. (g), (i)	Food and Beverage	Revolver 14.50% PIK, 7/17/2017	$413,954	413,954	366,225	0.3%

		Total Food and Beverage		9,763,424	8,645,862	6.8%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.21% Cash, 7/24/2019	$10,950,000	10,840,545	10,879,920	8.5%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	907,701	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.71% Cash, 1/31/2022	$10,500,000	10,400,434	10,500,000	8.2%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	585,152	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,159,694	4,186,560	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	218,050	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	$7,300,000	7,241,526	6,395,530	5.0%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.25%), 5.46% Cash, 8/16/2023	$4,136,911	4,056,579	4,162,973	3.3%

		Total Healthcare Services		38,705,855	37,835,886	29.7%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash/2.00% PIK, 7/8/2021	$8,343,607	8,267,744	8,593,916	6.7%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,754,553	4,824,000	3.8%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	263,131	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,481,132	1.2%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,530,743	2.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	413,217	0.3%

		Total Media		13,522,297	18,106,139	14.2%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	1,458,100	1.1%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	1,895,600	1.5%

Mercury Network, LLC	Real Estate	Second Lien Term Loan (L+10.50%), 11.71% Cash, 3/17/2022	$12,988,202	12,885,683	13,118,084	10.2%
Mercury Network, LLC (g)	Real Estate	Common Stock	580,559	857,829	2,630,551	2.1%

		Total Real Estate		13,743,512	15,748,635	12.3%

Sub Total Non-control/Non-affiliated investments				291,471,679	278,767,064	218.5%

Control investments - 39.9% (b)
Easy Ice, LLC (f)	Business Services	Preferred Equity 10.00% PIK	5,080,000	8,124,444	8,131,921	6.4%
Easy Ice, LLC (d), (f)	Business Services	First Lien Term Loan (L+10.25%), 11.31% Cash, 1/15/2020	$26,680,000	26,480,450	26,680,000	20.9%

		Total Business Services		34,604,894	34,811,921	27.3%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 22.56%, 10/20/2025	$30,000,000	9,520,445	11,563,263	9.0%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.71%, 10/20/2025	$4,500,000	4,500,000	4,547,700	3.6%

		Total Structured Finance Securities		14,020,445	16,110,963	12.6%

Sub Total Control investments				48,625,339	50,922,884	39.9%

TOTAL INVESTMENTS - 258.4% (b)				$340,097,018	$329,689,948	258.4%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 21.8% (b)
U.S. Bank Money Market (k)			$27,773,704	$27,773,704	$27,773,704	21.8%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$27,773,704	$27,773,704	$27,773,704	21.8%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.9% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,608,653 as of May 31, 2017.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 22.56% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales (Cost)	Interest Income	Management and Incentive Fee Income	Net Realized Gains (Losses)	Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$—	$1,037,917	$—	$—	$(8,811)
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$453,586	$480,976	$—	$1,411,943
Saratoga Investment Corp. Class F Note	$—	$—	$—	$105,992	$—	$—	$48,150

(g)	Non-income producing at May 31, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of May 31, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at May 31, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of May 31, 2017.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2017

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 190.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.05% Cash, 9/21/2021	$18,000,000	$17,857,818	$17,843,400	14.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.05% Cash, 9/10/2020	$5,611,666	5,582,551	5,639,163	4.4%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 6/1/2021	$15,000,000	14,879,353	14,230,500	11.2%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,282,213	3,316,500	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	394,544	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.55% (11.50% Cash/1.00% PIK), 8/28/2021	$13,111,929	13,000,581	13,111,929	10.2%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.05% Cash, 11/16/2021	$7,000,000	6,933,141	6,930,000	5.4%
GreyHeller LLC (i), (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.05% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.30% Cash, 10/8/2021	$5,947,481	5,857,960	5,947,481	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.55% Cash, 10/8/2022	$3,000,000	2,922,606	2,926,800	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	386,143	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.30% (9.25% Cash/1.75% PIK) 12/18/2020	$10,293,791	10,223,741	10,293,791	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.80% Cash, 7/20/2021	$17,777,730	17,692,307	17,777,730	14.0%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 7/1/2022	$8,000,000	7,927,489	7,964,800	6.3%
National Waste Partners	Business Services	First Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,819,270	8,778,186	8,819,270	6.9%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	327,200	0.3%

		Total Business Services		126,042,079	126,531,768	99.4%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	29,241	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$234,630	234,630	234,630	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$703,889	703,889	703,889	0.6%

		Total Consumer Products		2,729,761	967,760	0.8%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.05% Cash, 7/9/2019	$9,375,000	9,359,492	7,061,250	5.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$2,687,143	2,672,435	2,687,143	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,966,188	11,000,000	8.6%

		Total Consumer Services		22,998,115	20,748,393	16.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.0% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	919,680	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.80% Cash, 6/2/2021	$10,000,000	9,918,572	10,000,000	7.9%

		Total Education		11,892,603	10,927,767	8.6%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/17/2017	$9,358,694	9,331,446	8,422,825	6.6%

		Total Food and Beverage		9,331,446	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.05% Cash, 7/24/2019	$11,100,000	10,977,689	10,940,160	8.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	886,772	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.55% Cash, 1/31/2022	$10,500,000	10,398,957	10,395,000	8.2%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	680,823	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,155,827	4,179,000	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	288,800	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,238,831	6,989,750	5.5%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.75%), 5.80% Cash, 8/17/2020	$4,136,911	4,085,888	4,183,658	3.3%

		Total Healthcare Services		38,864,269	38,543,963	30.3%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,462,482	8,376,876	8,462,482	6.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,751,258	4,800,000	3.8%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	294,770	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,706,410	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,961,310	2.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	473,690	0.4%

		Total Media		13,628,134	18,698,662	14.6%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	413,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	850,850	0.7%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.50%), 10.55% Cash, 8/24/2021	$15,773,875	15,644,382	15,773,875	12.4%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	1,065,651	0.8%

		Total Real Estate		16,057,425	16,839,526	13.2%

Sub Total Non-control/Non-affiliated investments				251,198,896	242,531,514	190.5%

Control investments - 39.4% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity	5,080,000	8,000,000	8,000,000	6.3%
Easy Ice, LLC (d), (f)	Business Services	First Lien Term Loan (L+10.25%), 11.02% Cash, 1/15/2020	$26,680,000	26,464,162	26,680,000	20.9%

		Total Business Services		34,464,162	34,680,000	27.2%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.87%, 10/20/2025	$30,000,000	10,319,374	10,950,249	8.7%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.55%, 10/20/2025	$4,500,000	4,500,000	4,499,550	3.5%

		Total Structured Finance Securities		14,819,374	15,449,799	12.2%

Sub Total Control investments				49,283,536	50,129,799	39.4%

TOTAL INVESTMENTS - 229.9% (b)				$300,482,432	$292,661,313	229.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 17.4% (b)
U.S. Bank Money Market (k)			$22,087,968	$22,087,968	$22,087,968	17.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$22,087,968	$22,087,968	$22,087,968	17.4%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.3% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,294,777 as of February 28, 2017.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the period in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

			Sales (Cost)	Interest Income	Management Fee Income	Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)
Company	Purchases	Redemptions
Easy Ice, LLC	$20,553,200	$—	$—	$217,362	$—	$—	$283,226
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,941,914	$1,499,001	$—	$833,646
Saratoga Investment Corp. Class F Note	$4,500,000	$—	$—	$122,121	$—	$—	$(450)

(g)	Non-income producing at February 28, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of February 28, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at February 28, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s Consolidated Statements of Assets and Liabilities as of February 28, 2017.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016
INCREASE FROM OPERATIONS:
Net investment income	$3,504,449	$2,538,549
Net realized gain from investments	95,589	6,102,905
Net unrealized depreciation on investments	(2,585,951)	(5,353,867)

Net increase in net assets from operations	1,014,087	3,287,587

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(2,665,516)	(2,346,311)

Net decrease in net assets from shareholder distributions	(2,665,516)	(2,346,311)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	1,367,168	—
Stock dividend distribution	622,088	1,750,901
Repurchases of common stock	—	(713,184)
Offering costs	(23,951)	—

Net increase in net assets from capital share transactions	1,965,305	1,037,717

Total increase in net assets	313,876	1,978,993
Net assets at beginning of period	127,294,777	125,149,875

Net assets at end of period	$127,608,653	$127,128,868

Net asset value per common share	$21.69	$22.11

Common shares outstanding at end of period	5,884,475	5,750,222

Distribution in excess of net investment income	$(26,898,415)	$(26,025,665)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended May 31, 2017	For the three months ended May 31, 2016
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$1,014,087	$3,287,587
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(261,677)	(134,256)
Net accretion of discount on investments	(168,970)	(136,568)
Amortization of deferred debt financing costs	236,124	262,663
Net realized gain from investments	(95,589)	(6,102,905)
Net unrealized depreciation on investments	2,585,951	5,353,867
Proceeds from sales and repayments of investments	5,876,640	20,588,570
Purchase of investments	(44,964,990)	—
(Increase) decrease in operating assets:
Interest receivable	(358,485)	(246,128)
Management and incentive fee receivable	(105,378)	(478)
Other assets	1,938	(9,834)
Receivable from unsettled trades	—	300,000
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(1,821,732)	159,089
Accounts payable and accrued expenses	64,171	82,384
Interest and debt fees payable	(958,745)	(513,146)
Payable for repurchases of common stock	—	15,930
Directors fees payable	—	22,500
Due to manager	(52,200)	6,977

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(39,008,855)	22,936,252

Financing activities
Borrowings on debt	46,500,000	—
Payments of deferred debt financing costs	(1,108,645)	(313,400)
Proceeds from issuance of common stock	1,367,168	—
Payments of offering costs	(20,504)	—
Repurchases of common stock	—	(713,184)
Payments of cash dividends	(2,043,428)	(1,471,009)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,694,591	(2,497,593)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	5,685,736	20,438,659
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	22,087,968	7,034,783

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$27,773,704	$27,473,442

Supplemental information:
Interest paid during the period	$3,246,228	$2,618,539
Cash paid for taxes	$54,084	$140,029

Supplemental non-cash information:
Payment-in-kind interest income	$261,677	$134,256
Net accretion of discount on investments	$168,970	$136,568
Amortization of deferred debt financing costs	$236,124	$262,663
Stock dividend distribution	$622,088	$1,750,901

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA Mercury, Inc., SIA TT Inc., and SIA Vector Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the three months ended May 31, 2017.

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

As of May 31, 2017, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2017	May 31, 2016
Cash and cash equivalents	$1,246,815	$1,309,111
Cash and cash equivalents, reserve accounts	26,526,889	26,164,331

Total cash and cash equivalents, and cash and cash equivalents, reserve accounts	$27,773,704	$27,473,442

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2017, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2017 and February 28, 2017, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s consolidated financial statements and related disclosures.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$9,068	$9,068
First lien term loans	—	—	186,015	186,015
Second lien term loans	—	—	95,975	95,975
Structured finance securities	—	—	16,111	16,111
Equity interests	—	—	22,521	22,521

Total	$—	$—	$329,690	$329,690

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net unrealized appreciation (depreciation) on investments	21	387	(5,855)	1,460	1,401	(2,586)
Purchases and other adjustments to cost	6	43,738	1,073	—	579	45,396
Sales and repayments	(728)	(1,440)	(2,786)	(799)	(124)	(5,877)
Net realized gain (loss) from investments	(54)	7	19	—	124	96
Restructures in	—	—	15,774	—	—	15,774
Restructures out	—	(15,774)	—	—	—	(15,774)

Balance as of May 31, 2017	$9,068	$186,015	$95,975	$16,111	$22,521	$329,690

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$21	$387	$(5,855)	$1,460	$1,401	$(2,586)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation (depreciation) on investments	1,242	(363)	1,268	583	(8,084)	(5,354)
Purchases and other adjustments to cost	26	164	73	—	8	271
Sales and redemptions	(95)	(13,078)	—	(959)	(6,457)	(20,589)
Net realized gain from investments	1	126	—	—	5,976	6,103

Balance as of May 31, 2016	$13,042	$131,492	$89,519	$12,452	$17,922	$264,427

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,242	$(297)	$1,268	$583	$(2,329)	$467

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2017 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$9,068	Market Comparables	Third-Party Bid (%)	100.5% - 101.1%
First lien term loans	186,015	Market Comparables	Market Yield (%)	6.4% - 13.9%
			EBITDA Multiples (x)	3.0x - 5.5x
			Third-Party Bid (%)	100% - 100.5%
Second lien term loans	95,975	Market Comparables	Market Yield (%)	9.2% - 90.3%
			Third-Party Bid (%)	97.6% - 99.8%
Structured finance securities	16,111	Discounted Cash Flow	Discount Rate (%)	8.0% - 13.0%
Equity interests	22,521	Market Comparables	EBITDA Multiples (x)	3.7x - 16.3x

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

The composition of our investments as of May 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$8,892	2.6%	$9,068	2.8%
First lien term loans	187,097	55.0	186,015	56.4
Second lien term loans	104,605	30.8	95,975	29.1
Structured finance securities	14,020	4.1	16,111	4.9
Equity interests	25,483	7.5	22,521	6.8

Total	$340,097	100.0%	$329,690	100.0%

The composition of our investments as of February 28, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,669	3.2%	$9,823	3.4%
First lien term loans	160,436	53.4	159,097	54.3
Second lien term loans	90,655	30.2	87,750	30.0
Structured finance securities	14,819	4.9	15,450	5.3
Equity interests	24,903	8.3	20,541	7.0

Total	$300,482	100.0%	$292,661	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2017. The significant inputs at May 31, 2017 for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Discount rate: 13.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+350bps / $99.75.

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended May 31, 2017 and May 31, 2016, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.5 million and $0.5 million in interest income, respectively, from Saratoga CLO. For the three months ended May 31, 2017, we accrued $0.1 million related to the incentive management fee from Saratoga CLO. For the three months ended May 31, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate has not yet been achieved.

As of May 31, 2017, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.6 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2017, Saratoga CLO had investments with a principal balance of $299.3 million and a weighted average spread over LIBOR of 4.0%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2017, the present value of the projected future cash flows of the subordinated notes was approximately $11.8 million, using a 13.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $50.6 million and management fees of $16.9 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2017 (unaudited) and February 28, 2017 and for the three months ended May 31, 2017 (unaudited) and May 31, 2016 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	May 31, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $296,570,507 and $294,270,284, respectively)	$294,679,202	$292,437,930
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	33,902	22,718

Total investments at fair value (amortized cost of $300,101,725 and $297,801,502, respectively)	294,713,104	292,460,648
Cash and cash equivalents	7,039,670	13,046,555
Receivable from open trades	7,927,175	1,505,000
Interest receivable	1,337,584	1,443,865
Other assets	—	6,049

Total assets	$311,017,533	$308,462,117

LIABILITIES
Interest payable	$1,084,119	$1,031,457
Payable from open trades	11,603,306	9,431,552
Accrued base management fee	34,238	34,221
Accrued subordinated management fee	136,951	136,885
Accrued incentive fee	105,295	—
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(75,111)	(77,383)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(348,703)	(359,249)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,108,709)	(1,161,590)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$323,831,386	$321,435,893

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(12,974,026)	(21,557,618)
Net gain	159,923	8,583,592

Total net assets	(12,813,853)	(12,973,776)

Total liabilities and net assets	$311,017,533	$308,462,117

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended May 31
	2017	2016
INVESTMENT INCOME
Interest from investments	$3,977,871	$3,788,336
Interest from cash and cash equivalents	5,083	771
Other income	160,614	243,301

Total investment income	4,143,568	4,032,408

EXPENSES
Interest expense	3,623,558	3,281,015
Professional fees	34,551	18,482
Miscellaneous fee expense	10,126	8,244
Base management fee	75,136	186,842
Subordinated management fee	300,545	186,842
Incentive fees	105,295	—
Trustee expenses	36,168	26,688
Amortization expense	44,357	239,963

Total expenses	4,229,736	3,948,076

NET INVESTMENT INCOME (LOSS)	(86,168)	84,332

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	293,858	55,562
Net unrealized appreciation (depreciation) on investments	(47,767)	9,320,673

Net gain on investments	246,091	9,376,235

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$159,923	$9,460,567

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

May 31, 2017

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$13,384
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	76
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	20,442
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.90%	5/28/2021	$486,250	483,268	483,211
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.10%	6/15/2023	$1,990,000	1,970,291	2,007,413
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.29%	9/26/2021	$1,940,025	1,929,835	1,806,997
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.29%	7/25/2021	$2,439,950	2,437,594	2,412,061
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.66%	2/24/2021	$2,457,233	2,337,953	2,440,843
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.90%	7/30/2021	$1,965,000	1,957,975	1,953,957
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3.00%	1.00%	0.00%	4.18%	3/11/2024	$500,000	500,000	499,375
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.31%	4/16/2021	$398,056	397,016	402,534
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	3.00%	0.75%	0.00%	4.04%	8/25/2021	$2,888,953	2,873,134	2,904,120
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.30%	6/20/2022	$915,616	913,895	919,050
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.54%	8/19/2021	$2,947,500	2,936,726	2,945,054
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.36%	6/3/2019	$981,997	978,851	979,542
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	3.00%	1.00%	0.00%	4.15%	1/31/2024	$250,000	249,380	251,173
Almonde, Inc. (Misys)	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	4/26/2024	$1,000,000	995,000	1,001,920
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/7/2023	$498,750	496,452	502,047
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	1/31/2022	$1,896,081	1,851,847	1,848,679
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.00%	0.00%	0.00%	3.05%	3/28/2024	$2,000,000	2,000,000	2,013,120
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	4.25%	1.00%	0.00%	5.30%	3/20/2024	$500,000	497,543	505,940
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	3.75%	1.00%	0.00%	4.92%	4/29/2022	$1,979,905	1,975,830	1,998,477
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	0.00%	5.15%	12/24/2021	$1,495,307	1,480,752	1,491,569
Asurion, LLC (fka Asurion Corporation)	Insurance	Replacement Term Loan B-2	Loan	3.25%	0.75%	0.00%	4.29%	7/8/2020	$522,122	518,066	525,495
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	3.25%	1.00%	0.00%	4.29%	8/4/2022	$2,391,773	2,380,910	2,405,430
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.05%	5/13/2019	$2,711,717	2,711,519	2,728,665
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.00%	0.00%	5.05%	3/8/2024	$3,000,000	2,992,568	3,006,000
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	2.75%	0.75%	0.00%	3.76%	3/20/2022	$1,000,000	995,342	1,012,430
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.24%	6/5/2020	$1,470,000	1,468,053	1,468,163
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.15%	3/19/2021	$2,473,003	2,476,208	2,476,094
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	0.00%	6.16%	6/30/2021	$2,985,000	2,963,237	2,990,612
Blucora, Inc.	High Tech Industries	Term Loan B	Loan	3.75%	1.00%	0.00%	4.76%	5/22/2024	$1,000,000	995,075	1,007,500
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.16%	9/12/2022	$1,946,210	1,888,314	1,947,436
BMC Software T/L US	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.16%	9/12/2022	$588,449	578,390	591,056
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.04%	12/18/2020	$1,431,702	1,421,385	1,432,246
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	3.25%	0.00%	0.00%	4.25%	4/3/2024	$1,000,000	995,071	998,540
Cable One, Inc.	Telecommunications	Term Loan B	Loan	2.25%	1.00%	0.00%	3.43%	5/1/2024	$500,000	499,375	503,125
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	0.00%	5.65%	6/15/2023	$496,250	494,152	470,197
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.03%	3/25/2024	$500,000	497,547	503,905
Caraustar Industries Inc.	Forest Products & Paper	Term Loan B	Loan	5.50%	1.00%	0.00%	6.65%	3/14/2022	$500,000	498,761	501,625
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	4.00%	1.00%	0.00%	5.04%	12/20/2023	$1,496,250	1,482,060	1,499,991
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	2.75%	1.00%	0.00%	3.79%	5/20/2021	$423,560	422,273	427,854
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	6/7/2023	$1,488,750	1,473,865	1,401,107
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	3.00%	0.00%	0.00%	4.04%	2/1/2024	$227,273	226,761	228,789
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.00%	0.00%	0.00%	3.05%	1/3/2021	$1,605,364	1,599,826	1,614,193
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.95%	12/31/2019	$922,719	901,552	923,181
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.20%	1/27/2021	$1,697,791	1,644,603	1,697,859
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.65%	7/29/2021	$1,959,849	1,942,358	1,960,338
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.04%	10/24/2022	$1,965,137	1,954,120	1,974,609
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.28%	10/21/2021	$1,967,500	1,883,686	1,421,519
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.80%	8/11/2022	$1,418,750	1,413,095	1,369,094
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.00%	10/5/2023	$500,000	497,500	502,395
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.83%	8/17/2022	$1,436,782	1,419,495	1,250,000
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.30%	4/7/2021	$2,462,342	2,461,788	2,462,342
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.17%	11/23/2020	$725,625	725,152	661,044
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.29%	12/1/2021	$1,466,381	1,455,744	1,449,884
Cypress Intermediate Holdings III, Inc.	Services: Business	Term Loan B	Loan	3.00%	1.00%	0.00%	4.04%	4/29/2024	$500,000	498,776	498,500
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/13/2023	$2,044,875	2,045,149	2,056,388
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.30%	12/23/2020	$470,093	467,518	372,548
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	3.75%	1.00%	0.00%	4.79%	7/7/2022	$2,470,000	2,460,059	2,488,525
DASEKE T/L (HENNESSY CAPITAL)	Transportation	Term Loan	Loan	5.50%	1.00%	0.00%	6.54%	2/27/2024	$827,143	820,224	832,313
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	$1,782,727	1,778,648	1,782,727
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.25%	1.00%	0.00%	4.57%	2/1/2024	$1,000,000	996,775	1,000,680
DELL INTERNATIONAL 1ST LIEN T/L	High Tech Industries	Term Loan (01/17)	Loan	2.50%	0.75%	0.00%	3.55%	9/7/2023	$997,500	996,476	1,003,146
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.62%	2/28/2020	$2,849,297	2,821,745	2,845,735
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	10.00%	1.00%	0.00%	11.04%	7/29/2021	$35,702	35,702	36,505
DIGITALGLOBE T/L B (12/16)	Aerospace and Defense	Term Loan B	Loan	2.75%	0.75%	0.00%	3.79%	1/15/2024	$498,750	497,631	499,373
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	$491,250	489,802	485,601
Dole Food Company, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3.00%	1.00%	0.00%	4.18%	4/8/2024	$500,000	497,548	501,965
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.41%	4/22/2024	$2,917,500	2,912,750	2,929,170
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.40%	11/19/2020	$2,863,470	2,839,806	2,852,731
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.40%	11/4/2021	$1,957,576	1,948,917	1,962,019
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.15%	2/21/2024	$1,500,000	1,399,164	1,514,370
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.66%	12/19/2022	$1,474,728	1,450,390	1,475,952
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.66%	7/2/2020	$501,970	489,732	221,494
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.66%	7/2/2020	$954,307	935,402	11,929
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.54%	8/1/2021	$480,602	479,081	485,009
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	1.00%	0.00%	8.79%	8/1/2022	$500,000	498,224	498,595
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.15%	5/14/2021	$1,000,000	993,241	948,330
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	0.75%	0.00%	5.31%	4/29/2024	$1,000,000	995,089	1,016,880
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	3.25%	0.00%	0.00%	4.29%	8/12/2020	$237,500	236,554	239,222
Equian, LLC	Services: Business	Term Loan B	Loan	3.75%	1.00%	0.00%	4.93%	5/20/2024	$1,529,412	1,519,428	1,533,235
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	$952,613	951,841	869,259
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.90%	1/15/2021	$1,942,311	1,939,288	1,949,595
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	4.50%	1.00%	0.00%	5.65%	1/15/2021	$990,000	982,363	996,188
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	0.00%	7.30%	2/7/2020	$2,831,250	2,806,680	2,873,719
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	$2,917,500	2,906,685	2,926,369
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	2.50%	0.00%	0.00%	3.53%	4/26/2024	$1,886,914	1,809,171	1,896,651
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3.50%	0.75%	0.00%	4.66%	12/1/2022	$2,481,250	2,452,109	2,512,266
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.25%	1.00%	0.00%	5.40%	7/1/2020	$1,624,755	1,604,627	1,643,716
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.57%	7/30/2020	$2,054,505	2,051,123	2,058,614
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.41%	4/1/2024	$349,886	346,468	351,233
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.55%	3/4/2019	$2,047,169	2,044,152	1,841,715
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	4.50%	1.00%	0.00%	5.65%	6/20/2022	$500,000	495,340	503,125
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	$2,641,595	2,635,582	2,640,486
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	2.00%	0.00%	0.00%	3.00%	4/30/2019	$1,833,333	1,822,047	1,844,792
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.04%	8/18/2023	$1,000,000	995,091	1,002,500
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.15%	6/16/2023	$1,488,751	1,434,934	1,498,800
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.50%	1.00%	0.00%	6.65%	2/9/2022	$2,162,357	2,105,279	2,160,195
Hargray Communications Group, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.03%	2/9/2022	$1,000,000	997,509	1,001,500
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3.75%	1.00%	0.00%	4.96%	5/3/2024	$479,104	476,709	479,104
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	4.25%	1.00%	0.00%	5.31%	3/15/2024	$1,000,000	995,000	1,005,000
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.25%	1.00%	0.00%	6.40%	10/8/2021	$1,481,250	1,432,668	1,482,479
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3.50%	0.00%	0.00%	4.54%	2/14/2024	$2,493,750	2,506,145	2,496,867
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	5.50%	0.75%	0.00%	6.54%	2/15/2023	$2,000,000	1,985,640	2,010,840
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	$246,222	244,291	247,497
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	0.00%	5.54%	11/21/2023	$997,500	1,001,241	1,008,722
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	2.50%	0.75%	0.00%	3.54%	8/3/2022	$1,486,275	1,482,559	1,496,619
HUB International Limited	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.25%	1.00%	0.00%	4.42%	10/2/2022	$748,072	748,072	751,932
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.70%	0.00%	4.04%	4/19/2019	$1,021,487	1,017,292	1,027,023
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.29%	6/30/2021	$449,208	447,231	452,690
Hyland Software, Inc.	High Tech Industries	Term Loan B	Loan	3.25%	0.75%	0.00%	4.00%	7/1/2022	$1,000,000	997,500	1,000,000
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	1.00%	0.00%	5.06%	4/29/2022	$1,881,998	1,859,264	1,881,998
ICSH Parent, Inc.	Containers/Glass Products	Term Loan	Loan	4.00%	1.00%	0.00%	5.18%	4/29/2024	$847,059	842,847	844,941
IG Investments Holdings, LLC	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.08%	10/29/2021	$3,441,142	3,425,616	3,466,950
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	6.00%	1.00%	0.00%	7.15%	3/30/2022	$495,000	488,876	495,619
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	2.75%	1.00%	0.00%	3.90%	2/1/2022	$1,609,802	1,596,120	1,605,986
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.65%	8/5/2022	$485,671	484,711	485,215
Inmar, Inc.	Services: Business	Term Loan B	Loan	3.50%	1.00%	0.00%	4.67%	5/1/2024	$500,000	495,040	500,625
ION Media T/L B	Media	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	12/18/2020	$500,000	497,761	505,000
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	$943,325	943,325	642,131
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.65%	6/19/2021	$486,667	485,937	472,067
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.18%	5/9/2022	$948,238	944,632	923,745
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	3.25%	1.00%	0.00%	4.40%	2/2/2024	$2,400,000	2,389,073	2,366,256
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.54%	5/15/2020	$2,927,613	2,911,567	2,710,969
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	4.00%	1.00%	0.00%	5.05%	1/6/2022	$1,733,177	1,592,433	1,754,703
Lannett Company T/L A	Healthcare & Pharmaceuticals	Term Loan A	Loan	4.75%	1.00%	0.00%	5.79%	11/25/2020	$986,842	959,754	976,974
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	0.00%	6.42%	11/25/2022	$1,875,000	1,820,609	1,860,938
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	0.00%	4.30%	12/1/2023	$498,750	496,523	504,361
Lightstone Generation T/L B	Utilities	Term Loan B	Loan	4.50%	1.00%	0.00%	5.54%	1/30/2024	$57,971	56,838	56,667
Lightstone Generation T/L C	Utilities	Term Loan C	Loan	4.50%	1.00%	0.00%	5.54%	1/30/2024	$939,674	921,338	918,531
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	2/15/2024	$500,000	495,258	504,375
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	2.50%	0.00%	0.00%	3.61%	3/11/2024	$1,750,000	1,745,678	1,757,665
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	0.00%	5.04%	5/4/2022	$992,500	988,527	980,878
MHVC Acquisition Corp.	Aerospace and Defense	Term Loan	Loan	5.25%	1.00%	0.00%	6.30%	4/29/2024	$2,000,000	1,990,154	2,013,760
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	0.00%	3.79%	1/30/2023	$1,675,147	1,669,900	1,673,053
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.79%	7/8/2021	$322,700	321,911	325,524
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.79%	7/8/2021	$979,860	976,399	988,130
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	2.25%	0.00%	0.00%	3.33%	1/17/2023	$829,180	808,580	832,173
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	2.75%	1.00%	0.00%	3.90%	8/18/2021	$243,764	242,937	244,373
Milacron T/L B	Capital Equipment	Term Loan B	Loan	3.00%	0.00%	0.00%	4.04%	9/28/2023	$997,500	994,134	999,994
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	4.00%	1.00%	0.00%	5.15%	8/16/2023	$995,000	985,645	1,002,463
Mister Car Wash T/L	Automotive	Term Loan	Loan	4.25%	1.00%	0.00%	5.30%	8/20/2021	$1,495,312	1,489,711	1,497,182
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.65%	6/29/2020	$2,977,500	2,951,521	2,999,831
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.79%	3/11/2022	$250,000	249,802	242,813
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	0.00%	7.29%	6/4/2020	$3,160,034	3,147,716	3,136,334
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.54%	12/21/2020	$1,925,088	1,784,595	1,138,208
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.15%	10/16/2022	$1,975,000	1,959,035	1,881,188
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	10/16/2023	$1,000,000	991,479	941,250
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.50%	1.00%	0.00%	4.51%	4/19/2024	$500,000	499,408	503,335
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3.50%	1.00%	0.00%	4.65%	8/14/2021	$1,261,425	1,256,849	1,275,616
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.65%	11/23/2022	$1,247,500	1,242,663	1,264,653
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.15%	6/7/2019	$3,558,804	3,552,314	3,475,777
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.90%	10/1/2021	$487,500	485,121	476,044
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	0.00%	7.75%	7/29/2019	$2,906,156	2,905,864	2,915,834
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.54%	6/24/2019	$1,413,810	1,410,322	1,403,207
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.18%	10/30/2020	$967,500	964,621	945,731
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	0.00%	4.01%	3/11/2022	$980,000	975,713	940,898
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.25%	1.00%	0.00%	6.30%	9/29/2020	$2,871,499	2,857,322	2,873,308
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.00%	0.75%	0.00%	4.15%	3/31/2021	$2,386,345	2,379,828	2,390,831
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	9/27/2023	$1,804,333	1,780,636	1,821,023
Pike Corporation	Construction & Building	Term Loan B	Loan	3.75%	1.00%	0.00%	4.80%	3/8/2024	$500,000	497,661	504,375
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	$3,169,278	3,172,153	3,184,142
Presidio, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.40%	2/2/2022	$2,101,767	2,040,643	2,119,505
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	2.75%	0.75%	0.00%	3.79%	1/26/2024	$477,225	476,160	481,005
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.29%	5/2/2022	$1,980,062	1,970,177	1,995,982
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	1.00%	0.00%	4.54%	5/2/2024	$1,500,000	1,500,000	1,505,625
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.29%	10/1/2021	$913,716	911,432	914,858
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	$311,111	310,001	309,556
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.67%	12/3/2020	$483,778	481,891	485,592
RGIS Services, LLC	Services: Business	Term Loan	Loan	7.50%	1.00%	0.00%	8.65%	3/31/2023	$500,000	492,623	497,815
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.65%	3/18/2021	$2,004,470	1,996,990	1,979,414
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	0.00%	5.40%	4/30/2022	$728,517	727,070	729,733
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	2.75%	1.00%	0.00%	3.90%	8/21/2023	$1,370,341	1,370,341	1,375,480
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.00%	0.00%	0.00%	4.04%	2/3/2023	$1,756,731	1,756,731	1,765,111
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	2.50%	0.75%	0.00%	3.55%	7/2/2021	$1,458,750	1,454,281	1,460,880
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.65%	6/19/2023	$275,862	274,177	275,172
Royal Holdings T/L (02/17)	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3.25%	1.00%	0.00%	4.40%	6/17/2022	$541,607	539,264	547,364
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	5.75%	1.00%	0.00%	6.79%	6/1/2023	$2,234,372	2,123,883	2,267,887
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	3.50%	0.00%	0.00%	4.54%	1/31/2025	$1,500,000	1,492,500	1,505,250
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.04%	3/27/2021	$970,000	967,121	887,550
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	4.00%	0.75%	0.00%	5.01%	10/1/2021	$769,549	762,015	781,092
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.29%	10/31/2022	$1,871,532	1,837,243	1,887,327
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.15%	2/21/2021	$974,811	923,318	667,746
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	5.09%	6/30/2021	$975,000	973,500	971,344
SG Acquisition, Inc. (Safe Guard)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.15%	3/29/2024	$2,000,000	1,980,387	1,985,000
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.69%	9/18/2021	$1,970,000	1,955,355	1,962,120
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	4.50%	1.00%	0.00%	5.67%	2/2/2024	$1,000,000	995,503	1,002,080
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.79%	12/10/2020	$207,451	207,127	209,007
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.79%	12/10/2020	$1,175,553	1,173,719	1,184,370
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.25%	1.00%	0.00%	4.40%	9/30/2022	$1,935,931	1,927,068	1,929,155
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.90%	10/31/2019	$1,812,500	1,782,852	1,703,750
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.58%	3/15/2024	$2,677,652	2,655,727	2,684,346
Steak ’n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.80%	3/19/2021	$852,491	847,501	843,966
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.15%	12/16/2020	$2,714,821	2,701,862	2,711,427
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	3.25%	1.00%	0.00%	4.40%	9/29/2023	$987,500	983,249	1,000,091
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.17%	4/23/2019	$468,409	466,632	445,377
Tennessee Merger T/L (Team Health)	Healthcare & Pharmaceuticals	Term Loan	Loan	2.75%	1.00%	0.00%	3.79%	2/6/2024	$1,000,000	997,601	994,060
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.04%	4/1/2022	$911,712	907,481	914,374
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.00%	1.00%	0.00%	5.04%	10/2/2023	$1,413,873	1,367,114	1,403,566
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	4.15%	2/28/2020	$4,222,175	4,227,281	4,238,219
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	5.25%	0.00%	0.00%	6.29%	1/25/2024	$2,000,000	1,990,390	2,018,760
Truck Hero, Inc. (Tectum Holdings)	Transportation	Term Loan B	Loan	4.00%	1.00%	0.00%	5.16%	4/22/2024	$2,000,000	1,980,000	2,000,000
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	5.50%	1.00%	0.00%	6.50%	4/13/2023	$496,250	489,897	500,592
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3.50%	1.00%	0.00%	4.65%	7/10/2020	$792,846	794,051	796,810
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	2.75%	0.00%	0.00%	3.79%	7/1/2022	$2,955,094	2,941,679	2,966,175
UOS, LLC (Utility One Source)	Capital Equipment	Term Loan B	Loan	5.50%	1.00%	0.00%	6.53%	4/18/2023	$500,000	495,062	509,375
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	2.75%	1.00%	0.00%	3.79%	3/15/2024	$2,877,927	2,860,288	2,852,746
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	4.75%	0.75%	0.00%	5.75%	4/1/2022	$1,689,182	1,689,182	1,718,743
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.92%	9/6/2019	$1,003,684	1,001,096	1,010,790
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.75%	0.75%	0.00%	4.95%	6/3/2024	$500,000	497,542	507,500
Vistra Operations Company T/L B (12/16)	Utilities	Term Loan B	Loan	3.25%	0.75%	0.00%	4.28%	12/13/2023	$498,750	497,576	498,940
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3.50%	1.00%	0.00%	4.54%	2/13/2023	$879,853	857,810	890,121
Washington Inventory Service	High Tech Industries	Revolver	Loan	5.50%	0.00%	0.00%	9.50%	7/14/2017	$31,390	31,390	30,919
Washington Inventory Service	High Tech Industries	U.S. Term Loan (First Lien)	Loan	0.00%	0.00%	5.75%	7.50%	12/20/2018	$1,738,077	1,745,574	1,425,223
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	2.75%	0.75%	0.00%	3.78%	4/28/2023	$1,588,020	1,541,984	1,601,661
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	0.00%	5.01%	3/29/2021	$996,870	987,502	998,116
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	4.00%	0.00%	0.00%	4.99%	12/7/2023	$748,125	736,442	759,534
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	0.00%	5.04%	6/27/2022	$2,947,500	2,934,504	2,954,869
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.40%	8/16/2023	$1,000,000	995,336	1,006,250

										$300,101,725	$294,713,104

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$7,039,670	$7,039,670	$7,039,670

Total cash and cash equivalents									$7,039,670	$7,039,670	$7,039,670

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2017.

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

Note 5. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 11, 2017, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2017 and May 31, 2016, the Company incurred $1.4 million and $1.2 million in base management fees, respectively. For the three months ended May 31, 2017 and May 31, 2016, the Company incurred $0.7 million and $0.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2017, there was a reduction of $0.5 million in incentive fees related to capital gains. For the three months ended May 31, 2016, the Company accrued $0.1 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2017, the base management fees accrual was $1.4 million and the incentive fees accrual was $2.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two year term of the

Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term, and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017.

For the three months ended May 31, 2017 and May 31, 2016, we recognized $0.4 million and $0.3 million, in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2017, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the three months ended May 31, 2017 and May 31, 2016, the Company neither bought nor sold any investments from the Saratoga CLO.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025 (unless terminated sooner upon certain events);

•	reduce the floor on base rate borrowings from 2.25% to 2.0%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

As of May 31, 2017 and February 28, 2017, there was $24.5 million and $0.0, respectively, of outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2017 and May 31, 2016, we recorded $0.1 million and $0.1 million of interest expense, respectively. For the three months ended May 31, 2017 and May 31, 2016, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The interest rate during the three months ended May 31, 2017 on the outstanding borrowings under the Credit Facility was 5.83%. During the three months ended May 31, 2017 and May 31, 2016, the average dollar amount of outstanding borrowings under the Credit Facility was $0.5 million and $0.0, respectively.

The Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Credit Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing LIBOR rate and 1.00%, plus an applicable margin of 4.75%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 2.00%, and the applicable margin over such alternative base rate is 3.75%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Credit Facility for the duration of the Revolving Period.

Our borrowing base under the Credit Facility was $45.0 million subject to the Credit Facility cap of $45.0 million at May 31, 2017. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2017 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2017. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2017, we have funded SBIC LP with $75.0 million of equity capital, and have $134.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2017 and February 28, 2017, there was $134.7 million and $112.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.6 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown. For the three months ended May 31, 2017 and May 31, 2016, we recorded $0.9 million and $0.8 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2017 and May 31, 2016, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended May 31, 2017 and May 31, 2016 on the outstanding borrowings of the SBA debentures was 3.18% and 3.09%, respectively. During the three months ended May 31, 2017 and May 31, 2016, the average dollar amount of SBA debentures outstanding was $114.2 million and $103.7 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of May 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of May 31, 2017, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of May 31, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $78.1 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the three months ended May 31, 2017, we recorded $1.3 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes. As of February 28, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.1 million, respectively. For the three months ended May 31, 2016, we recorded $1.2 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2020 Notes. During the three months ended May 31, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million. During the three months ended May 31, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$233,611	$—	$—	$—	$233,611

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $7.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	May 31, 2017	February 28, 2017
CLEO Communications Holding, LLC	$5,000	$—
GreyHeller LLC	2,000	2,000
TM Restaurant Group L.L.C.	17	—

Total	$7,017	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2017 and May 31, 2016, we incurred $0.05 million and $0.07 million for directors’ fees and expenses, respectively. As of May 31, 2017 and February 28, 2017, $0.05 million and $0.05 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2017, we had not issued any common stock to our directors as compensation for their services.

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

On February 28, 2017, the Company declared a dividend of $0.46 per share payable on March 28, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. As of May 31, 2017, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2017, the Company sold 60,779 shares for gross proceeds of $1.4 million at an average price of $22.49 for aggregate net proceeds of $1.3 million (net of transaction costs).

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiary

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that one of its portfolio companies, Easy Ice, LLC (“Easy Ice”) is not a significant subsidiary for the three months ended May 31, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X, but was a significant subsidiary for the year ended February 28, 2017. Accordingly, audited financial information for the year ended December 31, 2016 and as of December 31, 2016 has been included as follows (in thousands):

As of
Balance Sheet – Easy Ice, LLC	December 31, 2016
Current assets	$1,058
Noncurrent assets	$18,245
Current liabilities	$3,473
Noncurrent liabilities	$23,113
Total deficit	$(7,283)

For the year ended
Statement of Operations – Easy Ice, LLC	December 31, 2016
Rental income	$14,463
Rental expenses	$8,463
Gross margin	$6,000
Operating expenses	$5,123
Income from operations	$877
Net loss	$(1,356)

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended May 31, 2017 and May 31, 2016 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and diluted	May 31, 2017	May 31, 2016
Net increase in net assets from operations	$1,014	$3,288
Weighted average common shares outstanding	5,861,654	5,737,496
Weighted average earnings per common share	$0.17	$0.57

Note 12. Dividend

On February 28, 2017, the Company declared a dividend of $0.46 per share which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the three months ended May 31, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	$2,666

Total dividends declared			$0.46	$2,666

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared for the three months ended May 31, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$0.41	$2,346

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2017 and May 31, 2016:

	May 31, 2017	May 31, 2016
Per share data:
Net asset value at beginning of period	$21.97	$22.06
Net investment income(1)	0.60	0.44
Net realized and unrealized gains and losses on investments	(0.43)	0.13

Net increase in net assets from operations	0.17	0.57
Distributions declared from net investment income	(0.46)	(0.41)

Total distributions to stockholders	(0.46)	(0.41)
Dilution(4)	0.01	(0.11)
Net asset value at end of period	$21.69	$22.11
Net assets at end of period	$127,608,653	$127,128,868
Shares outstanding at end of period	5,884,475	5,750,222
Per share market value at end of period	$22.13	$16.39
Total return based on market value(2)	(0.59)%	19.71%
Total return based on net asset value(3)	0.85%	4.10%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	11.29%	7.98%
Ratio of operating expenses to average net assets(7)	7.77%	7.15%
Ratio of incentive management fees to average net assets(6)	0.14%	0.58%
Ratio of interest and debt financing expenses to average net assets(7)	7.84%	7.44%
Ratio of total expenses to average net assets(8)	15.75%	15.17%
Portfolio turnover rate(5)	2.00%	N/A
Asset coverage ratio per unit(6)	2,290	3,057
Average market value per unit:
Credit Facility(9)	N/A	N/A
SBA Debentures(9)	N/A	N/A
2020 Notes	N/A	25.02
2023 Notes	26.04	N/A

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On May 30, 2017, the Company declared a dividend of $0.47 per share payable on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I. Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940 (the“1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having EBITDA of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of May 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2017, the Company sold 60,779 shares for gross proceeds of $1.4 million at an average price of $22.49 for aggregate net proceeds of $1.3 million (net of transaction costs).

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

New Accounting Pronouncements

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s consolidated financial statements and related disclosures.

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

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At May 31, 2017	At February 28, 2017
	($ in millions)	($ in millions)
Number of investments(1)	57	52
Number of portfolio companies(3)	31	28
Average investment size(1)	$5.6	$5.4
Weighted average maturity(1)	3.7 yrs	3.8 yrs
Number of industries(3)	9	9
Average investment per portfolio company(1)	$9.9	$9.7
Non-performing or delinquent investments	$11.3	$8.4
Fixed rate debt (% of interest bearing portfolio)(2)	$44.0(14.9%)	$44.2(16.9%)
Weighted average current coupon(2)	11.9%	11.4%
Floating rate debt (% of interest bearing portfolio)(2)	$252.2(85.1%)	$217.6(83.1%)
Weighted average current spread over LIBOR(2)(4)	9.3%	9.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual turns, and after factoring in any existing LIBOR floors.

During the three months ended May 31, 2017, we invested $45.0 million in new or existing portfolio companies and had $5.9 million in aggregate amount of exits and repayments resulting in net investments of $39.1 million for the period. During the three months ended May 31, 2016, we did not invest in any new or existing portfolio companies and had $20.6 million in aggregate amount of exits and repayments resulting in net repayments of $20.6 million for the period.

Our portfolio composition at May 31, 2017 and February 28, 2017 at fair value was as follows:

Portfolio composition

	At May 31, 2017		At February 28, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	2.8%	5.3%	3.4%	5.3%
First lien term loans	56.4	10.8	54.3	10.5
Second lien term loans	29.1	12.5	30.0	11.7
Structured finance securities	4.9	16.0	5.3	12.7
Equity interests	6.8	4.0	7.0	0.4

Total	100.0%	11.4%	100.0%	10.9%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2017 and February 28, 2017 was composed of $299.3 million and $297.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2017, $290.2 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and there was one Saratoga CLO portfolio investment in default with a fair value of $1.4 million. At February 28, 2017, $288.5 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.4 million.

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

The CMR distribution of our investments at May 31, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At May 31, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$284,624	86.3%	$245,678	83.9%
Yellow	8,280	2.5	8,423	2.9
Red	2,702	0.8	7,069	2.4
N/A(1)	34,084	10.4	31,491	10.8

Total	$329,690	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.2 million as of February 28, 2017 to $0.8 million as of May 31, 2017 primarily related to the increase in reserve for the quarter on two non-performing and delinquent investments, TM Restaurant Group L.L.C and My Alarm Center, LLC.

The CMR distribution of Saratoga CLO investments at May 31, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At May 31, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$270,009	91.6%	$266,449	91.1%
Yellow	20,194	6.9	22,064	7.6
Red	4,476	1.5	3,925	1.3
N/A(1)	34	0.0	23	0.0

Total	$294,713	100.0%	$292,461	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2017 and February 28, 2017:

	At May 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$187,407	56.8%	$161,212	55.1%
Healthcare Services	37,836	11.5	38,544	13.2
Education	26,725	8.1	10,928	3.7
Media	18,106	5.5	18,698	6.4
Consumer Services	16,217	4.9	20,748	7.1
Structured Finance Securities(1)	16,111	4.9	15,450	5.3
Real Estate	15,749	4.8	16,839	5.7
Food and Beverage	8,646	2.6	8,423	2.9
Metals	1,896	0.6	851	0.3
Consumer Products	997	0.3	968	0.3

Total	$329,690	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2017 and February 28, 2017:

	At May 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$37,393	12.7%	$40,675	13.9%
Healthcare & Pharmaceuticals	32,381	11.0	33,002	11.3
High Tech Industries	21,233	7.2	17,851	6.1
Chemicals/Plastics	20,805	7.1	21,492	7.4
Banking, Finance, Insurance & Real Estate	19,378	6.6	14,752	5.0
Retailers (Except Food and Drugs)	14,890	5.1	14,706	5.0
Aerospace and Defense	14,143	4.8	11,643	4.0
Telecommunications	14,065	4.8	13,704	4.7
Media	12,110	4.1	11,283	3.9
Leisure Goods/Activities/Movies	10,466	3.6	9,627	3.3
Industrial Equipment	9,323	3.2	9,853	3.4
Electronics/Electric	7,951	2.7	8,036	2.7
Automotive	7,750	2.6	6,088	2.1
Financial Intermediaries	6,553	2.2	9,476	3.2
Capital Equipment	6,518	2.2	6,026	2.1
Utilities	5,348	1.8	4,944	1.7
Drugs	4,638	1.6	5,394	1.8
Publishing	4,542	1.5	4,580	1.6
Lodging and Casinos	4,274	1.4	4,311	1.5
Food Services	4,273	1.4	5,932	2.0
Beverage, Food & Tobacco	3,977	1.3	3,013	1.0
Transportation	3,834	1.3	2,731	0.9
Technology	3,788	1.3	3,935	1.3
Oil & Gas	3,132	1.1	3,209	1.1
Insurance	2,931	1.0	3,001	1.0
Conglomerate	2,560	0.9	3,584	1.2
Construction & Building	2,466	0.8	1,974	0.7
Brokers/Dealers/Investment Houses	2,435	0.8	2,479	0.8
Containers/Glass Products	2,356	0.8	2,008	0.7
Hotel, Gaming and Leisure	2,019	0.7	2,025	0.7
Food Products	2,013	0.7	3,147	1.1
Cable and Satellite Television	1,614	0.5	1,617	0.6
Food/Drug Retailers	1,403	0.5	2,877	1.0
Services: Consumer	1,276	0.4	788	0.3
Forest Products & Paper	502	0.2	—	—
Broadcast Radio and Television	373	0.1	343	0.1
Nonferrous Metals/Minerals	—	—	1,312	0.4
Environmental Industries	—	—	800	0.3
Building and Development	—	—	243	0.1

Total	$294,713	100.0%	$292,461	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2017 and February 28, 2017. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$144,013	43.7%	$116,186	39.7%
Midwest	88,586	26.9	75,154	25.7
Southwest	34,018	10.3	34,060	11.6
Northeast	33,952	10.3	38,880	13.3
Other(1)	16,111	4.9	15,450	5.3
Northwest	7,850	2.4	7,780	2.6
West	5,160	1.5	5,151	1.8

Total	$329,690	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2017 and May 31, 2016 were as follows:

	For the three months ended
	May 31, 2017	May 31, 2016
	($ in thousands)
Total investment income	$8,707	$7,908
Total expenses	5,203	5,369

Net investment income	3,504	2,539
Net realized gains from investments	96	6,103
Net unrealized depreciation on investments	(2,586)	(5,354)

Net increase in net assets resulting from operations	$1,014	$3,288

Investment income

The composition of our investment income for the three months ended May 31, 2017 and May 31, 2016 was as follows:

	For the three months ended
	May 31, 2017	May 31, 2016
	($ in thousands)
Interest from investments	$7,741	$7,281
Management fee income	376	374
Incentive fee income	105	—
Interest from cash and cash equivalents and other income	485	253

Total	$8,707	$7,908

For the three months ended May 31, 2017, total investment income of $8.7 million increased $0.8 million, or 10.1% compared to $7.9 million for the three months ended May 31, 2016. Interest income from investments increased $0.4 million, or 6.3%, to $7.7 million for the three months ended May 31, 2017 from $7.3 million for the three months ended May 31, 2016. This reflects an increase of 24.7% in total investments to $329.7 million at May 31, 2017 from $264.4 million at May 31, 2016, with some of the new investments being towards the end of the period. The increase was offset by the weighted average current coupon decreasing from 11.5% to 11.4%.

For the three months ended May 31, 2017 and May 31, 2016, total PIK income was $0.5 million and $0.1 million, respectively.

For the three months ended May 31, 2017, incentive fee income of $0.1 million was recognized related to Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2017 and May 31, 2016 was as follows:

Operating Expenses

	For the three months ended
	May 31, 2017	May 31, 2016
	($ in thousands)
Interest and debt financing expenses	$2,524	$2,368
Base management fees	1,391	1,227
Professional fees	384	359
Administrator expenses	375	325
Incentive management fees	176	728
Insurance	66	71
Directors fees and expenses	51	66
General and administrative and other expenses	236	225

Total expenses	$5,203	$5,369

For the three months ended May 31, 2017, total operating expenses decreased $0.2 million, or 3.1% compared to the three months ended May 31, 2016.

For the three months ended May 31, 2017 and May 31, 2016, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, as well as additional notes being issued. Our SBA debentures increased from $103.7 million at May 31, 2016 to $134.7 million at May 31, 2017, while the 2020 Notes were repaid and the 2023 Notes issued, increasing the notes payable from $61.8 million outstanding to $74.5 million outstanding for these same periods. For the three months ended May 31, 2017, the weighted average interest rate on our outstanding indebtedness was 4.59% compared to 4.74% for the three months ended May 31, 2016. This decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures decreased from 62.7% of overall debt as of May 31, 2016 to 57.6% as of May 31, 2017, primarily due to $24.5 million outstanding on the Credit Facility, which was drawn towards the end of the quarter.

For the three months ended May 31, 2017, base management fees increased $0.2 million, or 13.4% compared to the three months ended May 31, 2016. The increase in base management fees results from the 13.4% increase in the average value of our total assets, less cash and cash equivalents, from $278.2 million as of May 31, 2016 to $315.4 million as of May 31, 2017.

For the three months ended May 31, 2017, professional fees increased $0.03 million, or 7.0%, compared to the three months ended May 31, 2016.

For the three months ended May 31, 2017, incentive management fees decreased $0.6 million, or 75.8%, compared to the three months ended May 31, 2016. The first part of the incentive management fees increased this year from $0.65 million to $0.74 million as higher average total assets of 13.4% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the three months ended May 31, 2017, incentive management fees in total decreased $0.6 million as the incentive management fees related to capital gains decreased from incentive fees of $0.1 million for the three months ended May 31, 2016 to a reduction in incentive fees of $0.6 million, reflecting the $2.5 million net loss on investments for the three months ended May 31, 2017.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016 is primarily attributable to an increase in the amount of outstanding debt. For the three months ended May 31, 2017, there was also $24.5 million of outstanding borrowings under the Credit Facility. For the three months ended May 31, 2016, there were no outstanding borrowings under the Credit Facility. For the three months ended May 31, 2017 and May 31, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.18% and 3.09%, respectively.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2017, the Company had $5.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains during the three months ended May 31, 2017 were as follows (dollars in thousands):

Three Months ended May 31, 2017

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C	Common Stock	$124	$—	$124
Mercury Funding	Second Lien Term Loan	2,786	2,767	19

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

Net unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2017, our investments had net unrealized depreciation of $2.6 million versus net unrealized depreciation of $5.4 million for the three months ended May 31, 2016. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2017, were the following (dollars in thousands):

Three Months ended May 31, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Saratoga Investment Corp. CLO 2013-1, Ltd	Structured Finance Securities	$9,520	$11,563	$2,043	$1,412
Mercury Network, LLC	Common Stock	858	2,631	1,773	1,120
Elyria Foundry Company, L.L.C.	Common Stock	9,218	1,458	(7,760)	1,044
Ohio Medical, LLC	Second Lien Term Loan	7,241	6,396	(846)	(597)
My Alarm Center, LLC	Second Lien Term Loan	10,330	2,696	(7,634)	(5,336)

The $1.1 million of change in unrealized appreciation in our investment in Mercury Network, LLC was driven by the completion of a sales transaction with a strategic acquirer.

The $1.0 million of change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by an increase in oil and gas end markets since year-end, positively impacting the Company’s performance.

The $5.3 million of change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by increasing leverage levels combined with declining market conditions in the sector.

The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2016, were the following (dollars in thousands):

Three Months ended May 31, 2016

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Take 5 Oil Change, L.L.C	Common Stock	$—	$—	$—	$(5,755)
Elyria Foundry Company, L.L.C	Common Stock	9,218	583	(8,635)	(1,443)
Prime Security Services, LLC	Second Lien Term Loan	11,835	12,092	257	1,106

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

Changes in net assets resulting from operations

For the three months ended May 31, 2017 and May 31, 2016, we recorded a net increase in net assets resulting from operations of $1.0 million and $3.3 million, respectively. Based on 5,861,654 weighted average common shares outstanding as of May 31, 2017, our per share net increase in net assets resulting from operations was $0.17 for the three months ended May 31, 2017. This compares to a per share net increase in net assets resulting from operations of $0.57 for the three months ended May 31, 2016 based on 5,737,496 weighted average common shares outstanding as of May 31, 2016.

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

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the distribution requirement applicable to RICs under the Code. In satisfying this distribution requirement, we have in the past relied on Internal Revenue Service (“IRS”) issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. We may rely on these IRS private letter rulings in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 229.0% as of May 31, 2017 and 271.0% as of February 28, 2017. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Availability. The Company can draw up to the lesser of (i) $40.0 million (the “Facility Amount”) and (ii) the product of the applicable advance rate (which varies from 50.0% to 75.0% depending on the type of loan asset) and the value, determined in accordance with the Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base”), in each case less (a) the amount of any undrawn funding commitments the Company has under any loan asset and which are not covered by amounts in the Unfunded Exposure Account referred to below (the “Unfunded Exposure Amount”) and outstanding borrowings. Each loan asset held by the Company as of the date on which the Credit Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

Interest Rate and Fees. Under the Credit Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 1.00%, plus an applicable margin of 4.75%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 2.00%, and the applicable margin over such alternative base rate is 3.75%. In addition, the Company pays the lenders a commitment fee of 0.75% per year on the unused amount of the Credit Facility for the duration of the Revolving Period (defined below). Accrued interest and commitment fees are payable monthly. The Company was also obligated to pay certain other fees to the lenders in connection with the closing of the Credit Facility.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025;

•	reduce the floor on base rate borrowings from 2.25% to 2.0%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

As of May 31, 2017, we had $24.5 million of outstanding borrowings under the Credit Facility and $134.7 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2017, we had no outstanding borrowings under the Credit Facility and $112.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2017 and February 28, 2017 was $45.0 million and $24.7 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 229.0% as of May 31, 2017 and 271.0% as of February 28, 2017.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2017, our SBIC subsidiary had $75.0 million in regulatory capital and $134.7 million SBA-guaranteed debentures outstanding.

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

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 2020 Notes for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the 2020 Notes, we agreed to the following covenants for the period of time during which the 2020 Notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowings.

•	we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a) (1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200.0% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of May 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

At May 31, 2017 and February 28, 2017, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At May 31, 2017		At February 28, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$1,247	0.4%	$9,307	3.0%
Cash and cash equivalents, reserve accounts	26,527	7.4	12,781	4.1
Syndicated loans	9,068	2.5	9,823	3.1
First lien term loans	186,015	52.0	159,097	50.5
Second lien term loans	95,975	26.9	87,750	27.9
Structured finance securities	16,111	4.5	15,450	4.9
Equity interests	22,521	6.3	20,541	6.5

Total	$357,464	100.0%	$314,749	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2017, the Company sold 60,779 shares for gross proceeds of $1.4 million at an average price of $22.49 for aggregate net proceeds of $1.3 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. As of May 31, 2017, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On May 30, 2017, we declared a dividend of $0.47 per share payable on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$233,611	$—	$—	$—	$233,611

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $7.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of May 31, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	May 31, 2017	February 28, 2017
CLEO Communications Holding, LLC	$5,000	$—
GreyHeller LLC	2,000	2,000
TM Restaurant Group L.L.C.	17	—

Total	$7,017	$2,000

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At May 31, 2017, we had $233.6 million of borrowings outstanding, of which $24.5 million was outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2017 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.5 million to our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended February 28, 2017, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

10.9	Indenture, dated as of October 17, 2013, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.11	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.12	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.13	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.14	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.15	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

11	Computation of Per Share Earnings (included in Note 12 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 12, 2017	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer