Form 10-Q
period 2017-08-31
SARATOGA INVESTMENT CORP.
filed 2017-10-11
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 11, 2017 was 6,003,834.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	August 31, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $295,295,973 and $251,198,896, respectively)	$289,721,139	$242,531,514
Control investments (amortized cost of $38,327,248 and $49,283,536, respectively)	43,248,674	50,129,799

Total investments at fair value (amortized cost of $333,623,221 and $300,482,432, respectively)	332,969,813	292,661,313
Cash and cash equivalents	1,595,438	9,306,543
Cash and cash equivalents, reserve accounts	16,816,101	12,781,425
Interest receivable (net of reserve of $895,998 and $157,560, respectively)	3,773,660	3,294,450
Management and incentive fee receivable	255,134	171,106
Other assets	464,291	183,346
Receivable from unsettled trades	253,041	253,041

Total assets	$356,127,478	$318,651,224

LIABILITIES
Revolving credit facility	$10,000,000	$—
Deferred debt financing costs, revolving credit facility	(743,272)	(437,183)
SBA debentures payable	134,660,000	112,660,000
Deferred debt financing costs, SBA debentures payable	(2,794,750)	(2,508,280)
Notes payable	74,450,500	74,450,500
Deferred debt financing costs, notes payable	(2,513,115)	(2,689,511)
Base management and incentive fees payable	5,056,994	5,814,692
Accounts payable and accrued expenses	1,099,099	852,987
Interest and debt fees payable	3,038,528	2,764,237
Directors fees payable	60,500	51,500
Due to manager	353,386	397,505

Total liabilities	$222,667,870	$191,356,447

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 5,967,272 and 5,794,600 common shares issued and outstanding, respectively	$5,967	$5,795
Capital in excess of par value	194,222,453	190,483,931
Distribution in excess of net investment income	(26,799,657)	(27,737,348)
Accumulated net realized loss from investments and derivatives	(33,315,747)	(27,636,482)
Accumulated net unrealized depreciation on investments and derivatives	(653,408)	(7,821,119)

Total net assets	133,459,608	127,294,777

Total liabilities and net assets	$356,127,478	$318,651,224

NET ASSET VALUE PER SHARE	$22.37	$21.97

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended August 31, 2017	For the three months ended August 31, 2016	For the six months ended August 31, 2017	For the six months ended August 31, 2016
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$7,183,757	$6,561,838	$13,104,190	$13,181,951
Payment-in-kind interest income from Non-control/Non-affiliate investments	298,957	184,265	522,230	313,355
Control investments	1,496,080	557,200	2,831,466	1,089,326
Payment-in-kind interest income from Control investments	207,624	—	469,733	—

Total interest income	9,186,418	7,303,303	16,927,619	14,584,632
Interest from cash and cash equivalents	6,493	6,401	13,574	10,187
Management fee income	375,957	374,657	751,638	748,341
Incentive fee income	162,358	—	267,653	—
Other income	522,440	763,633	1,000,630	1,013,229

Total investment income	10,253,666	8,447,994	18,961,114	16,356,389

OPERATING EXPENSES
Interest and debt financing expenses	2,962,844	2,369,705	5,486,450	4,737,761
Base management fees	1,481,788	1,202,794	2,872,815	2,429,951
Professional fees	407,372	302,227	791,703	661,526
Administrator expenses	395,833	325,000	770,833	650,000
Incentive management fees	1,709,636	1,208,452	1,885,732	1,936,732
Insurance	66,165	70,658	132,330	141,316
Directors fees and expenses	60,000	60,422	111,000	126,422
General & administrative	287,201	304,955	484,444	517,164
Excise tax expense (credit)	(14,738)	—	(14,738)	—
Other expense	6,514	—	45,045	13,187

Total operating expenses	7,362,615	5,844,213	12,565,614	11,214,059

NET INVESTMENT INCOME	2,891,051	2,603,781	6,395,500	5,142,330

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments
Non-control/Non-affiliate investments	(5,838,408)	5,936,750	(5,742,819)	12,039,655
Control investments	63,554	—	63,554	—

Net realized gain (loss) from investments	(5,774,854)	5,936,750	(5,679,265)	12,039,655
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	7,129,782	(3,857,810)	3,092,549	(9,794,258)
Control investments	2,623,880	588,897	4,075,162	1,171,478

Net change in unrealized appreciation (depreciation) on investments	9,753,662	(3,268,913)	7,167,711	(8,622,780)

Net gain on investments	3,978,808	2,667,837	1,488,446	3,416,875

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,869,859	$5,271,618	$7,883,946	$8,559,205

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.15	$0.92	$1.33	$1.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,955,251	5,740,816	5,908,453	5,739,157

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2017

(unaudited)

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 217.1% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (L+10.00%), 11.32% Cash, 6/16/2022	$15,000,000	$14,850,000	$14,850,000	11.1%

		Total Building Products		14,850,000	14,850,000	11.1%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.32% Cash, 9/21/2021	$18,000,000	17,871,194	18,000,000	13.5%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	363,000	0.3%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.32% Cash, 9/10/2022	$4,871,232	4,825,630	4,829,339	3.6%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (L+7.00%), 8.32% Cash/2.00% PIK, 3/31/2022	$13,088,335	12,964,508	12,957,452	9.7%
CLEO Communications Holding, LLC (i)	Business Services	Delayed Draw Term Loan (L+7.00%), 8.32% Cash/2.00% PIK, 3/31/2022	$2,000,000	1,980,000	1,980,000	1.5%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.32% Cash, 6/1/2021	$15,000,000	14,890,921	14,313,000	10.7%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,292,667	3,321,450	2.5%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	523,757	0.4%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.82% Cash/1.00% PIK, 8/28/2021	$13,176,840	13,075,070	13,176,840	9.9%
FranConnect LLC (d)	Business Services	First Lien Term Loan (L+7.00%), 8.50% Cash, 5/26/2022	$14,500,000	14,427,500	14,433,300	10.8%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.32% Cash, 11/16/2021	$7,000,000	6,938,608	7,000,000	5.2%
GreyHeller LLC (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.32% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	784,426	0.6%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	First Lien Term Loan (L+4.50%), 5.82% Cash, 10/8/2021	$5,404,367	5,310,648	5,417,878	4.1%
Help/Systems Holdings, Inc. (Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.82% Cash, 10/8/2022	$3,000,000	2,927,863	2,937,600	2.2%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	578,283	0.4%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.50%), 10.82% Cash, 3/31/2021	$18,000,000	17,868,107	17,923,540	13.4%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 10.07% Cash, 7/20/2021	$16,888,730	16,861,820	16,888,730	12.6%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.32% Cash, 7/1/2022	$8,000,000	7,932,584	8,040,000	6.0%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,959,500	6.7%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,499,741	8,478,591	8,499,741	6.4%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	481,356	0.4%

		Total Business Services		160,138,327	161,409,192	120.9%

Targus Holdings, Inc. (g)	Consumer Products	Common Stock	210,456	1,791,242	279,920	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$252,517	252,517	252,517	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$757,149	757,150	757,149	0.6%

		Total Consumer Products		2,800,909	1,289,586	1.0%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	2,227	2,226,560	2,250,310	1.7%
My Alarm Center, LLC (g)	Consumer Services	Preferred Equity Class B Units	1,797	1,796,880	1,773,130	1.3%
My Alarm Center, LLC (g)	Consumer Services	Common Stock	96,224	—	—	0.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.57% Cash, 7/1/2019	$2,505,496	2,494,954	2,517,021	1.9%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.32% Cash, 7/1/2020	$11,000,000	10,970,916	11,028,600	8.3%

		Total Consumer Services		17,489,310	17,569,061	13.2%

C2 Educational Systems (d)	Education	First Lien Term Loan (L+8.50%), 10.00% Cash, 5/31/2020	$16,000,000	15,844,735	15,851,200	11.9%
M/C Acquisition Corp., L.L.C. (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (g)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,318,121	1,190,838	6,320	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750,000	750,000	910,433	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 11.07% Cash, 6/2/2021	$10,000,000	9,926,400	10,000,000	7.5%

		Total Education		27,742,214	26,767,953	20.1%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan 14.50% PIK, 10/24/2017	$9,358,694	9,355,564	7,996,068	6.0%
TM Restaurant Group L.L.C. (g)	Food and Beverage	Revolver 14.50% PIK, 10/24/2017	$413,954	413,954	353,682	0.3%

		Total Food and Beverage		9,769,518	8,349,750	6.3%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.32% Cash, 7/24/2019	$10,800,000	10,703,416	10,800,000	8.1%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	1,092,307	0.8%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.82% Cash, 1/31/2022	$10,500,000	10,404,703	10,542,000	7.9%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	583,679	0.4%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,163,582	4,190,340	3.1%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	246,350	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	$7,300,000	7,244,377	6,515,980	4.9%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.25%), 5.57% Cash, 8/16/2023	$4,126,569	4,048,135	4,150,503	3.1%

		Total Healthcare Services		38,571,290	38,121,159	28.5%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,266,574	8,200,476	8,504,652	6.4%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,757,943	4,938,240	3.7%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	251,789	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,412,306	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,399,952	1.8%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	394,742	0.3%

		Total Media		13,458,419	17,901,681	13.4%

Elyria Foundry Company, L.L.C. (g)	Metals	Common Stock	60,000	9,685,029	2,671,800	2.0%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$790,957	790,957	790,957	0.6%

		Total Metals		10,475,986	3,462,757	2.6%

Sub Total Non-control/Non-affiliated investments				295,295,973	289,721,139	217.1%

Control investments - 32.4% (b)
Easy Ice, LLC (f)	Business Services	Preferred Equity 10.00% PIK	5,080,000	8,124,444	10,212,022	7.6%
Easy Ice, LLC (d), (f)	Business Services	Second Lien Term Loan (L+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	$16,500,000	16,380,840	16,500,003	12.4%

		Total Business Services		24,505,284	26,712,025	20.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 28.54%, 10/20/2025	$30,000,000	9,321,964	12,037,549	9.0%
Saratoga Investment Corp. Class F Note (a), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.82%, 10/20/2025	$4,500,000	4,500,000	4,499,100	3.4%

		Total Structured Finance Securities		13,821,964	16,536,649	12.4%

Sub Total Control investments				38,327,248	43,248,674	32.4%

TOTAL INVESTMENTS - 249.5% (b)				$333,623,221	$332,969,813	249.5%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.8% (b)
U.S. Bank Money Market (k)			$18,411,539	$18,411,539	$18,411,539	13.8%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$18,411,539	$18,411,539	$18,411,539	13.8%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.0% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $133,459,608 as of August 31, 2017.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 28.54% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2017 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales	Interest Income	Management and Incentive Fee Income	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$(10,180,000)	$2,040,242	$—	$63,554	$1,990,902
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,048,973	$1,019,291	$—	$2,084,710
Saratoga Investment Corp. Class F Note	$—	$—	$—	$211,984	$—	$—	$(450)

(g)	Non-income producing at August 31, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of August 31, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at August 31, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2017.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2017

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 190.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.05% Cash, 9/21/2021	$18,000,000	$17,857,818	$17,843,400	14.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.05% Cash, 9/10/2020	$5,611,666	5,582,551	5,639,163	4.4%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 6/1/2021	$15,000,000	14,879,353	14,230,500	11.2%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,282,213	3,316,500	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	394,544	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.55% (11.50% Cash/1.00% PIK), 8/28/2021	$13,111,929	13,000,581	13,111,929	10.2%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.05% Cash, 11/16/2021	$7,000,000	6,933,141	6,930,000	5.4%
GreyHeller LLC (i), (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.05% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.30% Cash, 10/8/2021	$5,947,481	5,857,960	5,947,481	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.55% Cash, 10/8/2022	$3,000,000	2,922,606	2,926,800	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	386,143	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.25%), 10.30% (9.25% Cash/1.75% PIK) 12/18/2020	$10,293,791	10,223,741	10,293,791	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.80% Cash, 7/20/2021	$17,777,730	17,692,307	17,777,730	14.0%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 7/1/2022	$8,000,000	7,927,489	7,964,800	6.3%
National Waste Partners	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,819,270	8,778,186	8,819,270	6.9%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	327,200	0.3%

		Total Business Services		126,042,079	126,531,768	99.4%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	29,241	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$234,630	234,630	234,630	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$703,889	703,889	703,889	0.6%

		Total Consumer Products		2,729,761	967,760	0.8%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.05% Cash, 7/9/2019	$9,375,000	9,359,492	7,061,250	5.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$2,687,143	2,672,435	2,687,143	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,966,188	11,000,000	8.6%

		Total Consumer Services		22,998,115	20,748,393	16.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	919,680	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.80% Cash, 6/2/2021	$10,000,000	9,918,572	10,000,000	7.9%

		Total Education		11,892,603	10,927,767	8.6%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/17/2017	$9,358,694	9,331,446	8,422,825	6.6%

		Total Food and Beverage		9,331,446	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.05% Cash, 7/24/2019	$11,100,000	10,977,689	10,940,160	8.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	886,772	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.55% Cash, 1/31/2022	$10,500,000	10,398,957	10,395,000	8.2%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	680,823	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,155,827	4,179,000	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	288,800	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,238,831	6,989,750	5.5%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.75%), 5.80% Cash, 8/17/2020	$4,136,911	4,085,888	4,183,658	3.3%

		Total Healthcare Services		38,864,269	38,543,963	30.3%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,462,482	8,376,876	8,462,482	6.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,751,258	4,800,000	3.8%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	294,770	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,706,410	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,961,310	2.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	473,690	0.4%

		Total Media		13,628,134	18,698,662	14.6%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	413,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	850,850	0.7%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.50%), 10.55% Cash, 8/24/2021	$15,773,875	15,644,382	15,773,875	12.4%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	1,065,651	0.8%

		Total Real Estate		16,057,425	16,839,526	13.2%

Sub Total Non-control/Non-affiliated investments				251,198,896	242,531,514	190.5%

Control investments - 39.4% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity	5,080,000	8,000,000	8,000,000	6.3%
Easy Ice, LLC (d), (f)	Business Services	First Lien Term Loan (L+10.25%), 11.02% Cash, 1/15/2020	$26,680,000	26,464,162	26,680,000	20.9%

		Total Business Services		34,464,162	34,680,000	27.2%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.87%, 10/20/2025	$30,000,000	10,319,374	10,950,249	8.7%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.55%, 10/20/2025	$4,500,000	4,500,000	4,499,550	3.5%

		Total Structured Finance Securities		14,819,374	15,449,799	12.2%

Sub Total Control investments				49,283,536	50,129,799	39.4%

TOTAL INVESTMENTS - 229.9% (b)				$300,482,432	$292,661,313	229.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 17.4% (b)
U.S. Bank Money Market (k)			$22,087,968	$22,087,968	$22,087,968	17.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$22,087,968	$22,087,968	$22,087,968	17.4%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.3% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,294,777 as of February 28, 2017.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2017 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales	Interest Income	Management Fee Income	Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$20,553,200	$—	$—	$217,362	$—	$—	$283,226
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,941,914	$1,499,001	$—	$833,646
Saratoga Investment Corp. Class F Note	$4,500,000	$—	$—	$122,121	$—	$—	$(450)

(g)	Non-income producing at February 28, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of February 28, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at February 28, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2017.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended August 31, 2017	For the six months ended August 31, 2016
INCREASE FROM OPERATIONS:
Net investment income	$6,395,500	$5,142,330
Net realized gain (loss) from investments	(5,679,265)	12,039,655
Net change in unrealized appreciation (depreciation) on investments	7,167,711	(8,622,780)

Net increase in net assets from operations	7,883,946	8,559,205

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(5,457,810)	(5,963,242)

Net decrease in net assets from shareholder distributions	(5,457,810)	(5,963,242)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	2,639,413	—
Stock dividend distribution	1,147,536	2,700,351
Repurchases of common stock	—	(1,882,567)
Offering costs	(48,254)	—

Net increase in net assets from capital share transactions	3,738,695	817,784

Total increase in net assets	6,164,831	3,413,747
Net assets at beginning of period	127,294,777	125,149,875

Net assets at end of period	$133,459,608	$128,563,622

Net asset value per common share	$22.37	$22.39

Common shares outstanding at end of period	5,967,272	5,740,810

Distribution in excess of net investment income	$(26,799,657)	$(27,038,814)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended August 31, 2017	For the six months ended August 31, 2016
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$7,883,946	$8,559,205
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(606,978)	(276,597)
Net accretion of discount on investments	(335,240)	(254,323)
Amortization of deferred debt financing costs	491,135	528,850
Net realized (gain) loss from investments	5,679,265	(12,039,655)
Net change in unrealized (appreciation) depreciation on investments	(7,167,711)	8,622,780
Proceeds from sales and repayments of investments	43,784,914	70,867,907
Purchase of investments	(81,662,750)	(55,728,395)
(Increase) decrease in operating assets:
Interest receivable	(479,210)	(198,008)
Management and incentive fee receivable	(84,028)	(881)
Other assets	(136,499)	38,184
Receivable from unsettled trades	—	15,097
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(757,698)	689,563
Accounts payable and accrued expenses	390,245	(224,033)
Interest and debt fees payable	274,291	321,439
Payable for repurchases of common stock	—	(20,957)
Directors fees payable	9,000	13,500
Due to manager	(44,119)	115,759

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(32,761,437)	21,029,435

Financing activities
Borrowings on debt	46,500,000	—
Paydowns on debt	(14,500,000)	—
Payments of deferred debt financing costs	(1,204,517)	(313,400)
Proceeds from issuance of common stock	2,639,413	—
Payments of offering costs	(39,614)	—
Repurchases of common stock	—	(1,882,567)
Payments of cash dividends	(4,310,274)	(2,987,429)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,085,008	(5,183,396)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(3,676,429)	15,846,039
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	22,087,968	7,034,783

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$18,411,539	$22,880,822

Supplemental information:
Interest paid during the period	$4,721,025	$3,887,472
Cash paid for taxes	$69,345	$140,029
Supplemental non-cash information:
Payment-in-kind interest income	$606,978	$276,597
Net accretion of discount on investments	$335,240	$254,323
Amortization of deferred debt financing costs	$491,135	$528,850
Stock dividend distribution	$1,147,536	$2,700,351

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

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

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA Mercury, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiary, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA Mercury, Inc., SIA TT, Inc., and SIA Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the six months ended August 31, 2017.

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

As of August 31, 2017, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2017	August 31, 2016
Cash and cash equivalents	$1,595,438	$12,707,273
Cash and cash equivalents, reserve accounts	16,816,101	10,173,549

Total cash and cash equivalents, and cash and cash equivalents, reserve accounts	$18,411,539	$22,880,822

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

Payment-in-Kind Interest

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. At August 31, 2017, certain investments in two portfolio companies were on non-accrual status with a combined fair value of approximately $8.4 million, or 2.5% of the fair value of our portfolio.

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

Income Taxes

The Company elected to be treated for tax purposes as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2017, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2017 and February 28, 2017, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606. Management is evaluating the impact of the standard on certain other income earned by the Company.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2017 (dollars in thousands), according to the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$8,980	$8,980
First lien term loans	—	—	182,781	182,781
Second lien term loans	—	—	97,462	97,462
Structured finance securities	—	—	16,537	16,537
Equity interests	—	—	27,210	27,210

Total	$—	$—	$332,970	$332,970

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net unrealized appreciation (depreciation) on investments	(48)	255	1,799	2,084	3,078	7,168
Purchases and other adjustments to cost	10	78,571	1,560	—	2,464	82,605
Sales and repayments	(751)	(12,680)	(25,954)	(997)	(3,403)	(43,785)
Net realized gain (loss) from investments	(54)	(8)	(7,530)	—	1,913	(5,679)
Restructures in	—	—	39,837	—	2,617	42,454
Restructures out	—	(42,454)	—	—	—	(42,454)

Balance as of August 31, 2017	$8,980	$182,781	$97,462	$16,537	$27,210	$332,970

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(48)	$255	$1,928	$2,084	$3,731	$7,950

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net unrealized appreciation (depreciation) on investments	2,100	217	1,076	1,171	(13,187)	(8,623)
Purchases and other adjustments to cost	51	44,689	10,899	—	620	56,259
Sales and redemptions	(4,556)	(36,518)	(13,269)	(2,082)	(14,443)	(70,868)
Net realized gain from investments	53	245	140	—	11,602	12,040

Balance as of August 31, 2016	$9,516	$153,276	$87,024	$11,917	$11,071	$272,804

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$955	$594	$1,135	$1,171	$(2,083)	$1,772

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2017 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$8,980	Market Comparables	Third-Party Bid (%)	99.1% - 100.6%
First lien term loans	182,781	Market Comparables	Market Yield (%)	5.8% - 14.0%
			EBITDA Multiples (x)	3.0x - 5.5x
			Third-Party Bid (%)	100.3% - 100.5%
Second lien term loans	97,462	Market Comparables	Market Yield (%)	9.2% - 16.0%
			Third-Party Bid (%)	97.9% - 100.4%
Structured finance securities	16,537	Discounted Cash Flow	Discount Rate (%)	8.5% - 14.0%
Equity interests	27,210	Market Comparables	EBITDA Multiples (x)	3.7x - 14.0x

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

The composition of our investments as of August 31, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$8,874	2.7%	$8,980	2.7%
First lien term loans	184,210	55.2	182,781	54.9
Second lien term loans	98,223	29.4	97,462	29.2
Structured finance securities	13,822	4.1	16,537	5.0
Equity interests	28,494	8.6	27,210	8.2

Total	$333,623	100.0%	$332,970	100.0%

The composition of our investments as of February 28, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,669	3.2%	$9,823	3.4%
First lien term loans	160,436	53.4	159,097	54.3
Second lien term loans	90,655	30.2	87,750	30.0
Structured finance securities	14,819	4.9	15,450	5.3
Equity interests	24,903	8.3	20,541	7.0

Total	$300,482	100.0%	$292,661	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2017. The significant inputs at August 31, 2017 for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Discount rate: 14.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+350bps / $99.75.

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended August 31, 2017 and August 31, 2016, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.6 million and $0.6 million in interest income, respectively, from Saratoga CLO. For the six months ended August 31, 2017 and August 31, 2016, we accrued $0.8 million and $0.7 million in management fee income, respectively, and $1.0 million and $1.1 million in interest income, respectively, from Saratoga CLO. For the three and six months ended August 31, 2017, we accrued $0.2 million and $0.3 million, respectively, related to the incentive management fee from Saratoga CLO. For the three and six months ended August 31, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

As of August 31, 2017, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $12.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2017, Saratoga CLO had investments with a principal balance of $300.1 million and a weighted average spread over LIBOR of 4.0%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2017, the present value of the projected future cash flows of the subordinated notes was approximately $12.3 million, using a 14.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $51.4 million, management fees of $17.2 million, and incentive fees of $0.2 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2017 (unaudited) and February 28, 2017 and for the three and six months ended August 31, 2017 (unaudited) and August 31, 2016 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	August 31, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $297,693,136 and $294,270,284, respectively)	$294,524,360	$292,437,930
Fair Value Other/Structured finance securities (cost of $3,531,218 and $3,531,218, respectively)	292	22,718

Total investments at fair value (amortized cost of $301,224,354 and $297,801,502 respectively)	294,524,652	292,460,648
Cash and cash equivalents	7,475,599	13,046,555
Receivable from open trades	11,671,407	1,505,000
Interest receivable	1,287,219	1,443,865
Other assets	—	6,049

Total assets	$314,958,877	$308,462,117

LIABILITIES
Interest payable	$1,155,865	$1,031,457
Payable from open trades	16,017,662	9,431,552
Accrued base management fee	34,273	34,221
Accrued subordinated management fee	137,092	136,885
Accrued incentive fee	83,769	—
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(72,840)	(77,383)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(338,157)	(359,249)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,077,170)	(1,161,590)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$328,340,494	$321,435,893

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(12,974,026)	(21,557,618)
Net gain (loss)	(407,841)	8,583,592

Total net assets	(13,381,617)	(12,973,776)

Total liabilities and net assets	$314,958,877	$308,462,117

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended August 31		For the six months ended August 31
	2017	2016	2017	2016
INVESTMENT INCOME
Interest from investments	$4,150,598	$4,028,665	$8,128,469	$7,817,001
Interest from cash and cash equivalents	4,343	1,938	9,426	2,709
Other income	84,556	189,836	245,170	433,137

Total investment income	4,239,497	4,220,439	8,383,065	8,252,847

EXPENSES
Interest expense	3,312,058	3,608,788	6,935,616	6,889,803
Professional fees	18,556	20,944	53,107	39,426
Miscellaneous fee expense	19,833	14,147	29,959	22,391
Base management fee	75,192	187,329	150,328	374,171
Subordinated management fee	300,765	187,329	601,310	374,171
Incentive fees	162,358	—	267,653	—
Trustee expenses	38,547	37,839	74,715	64,527
Amortization expense	44,357	239,963	88,714	479,926

Total expenses	3,971,666	4,296,339	8,201,402	8,244,415

NET INVESTMENT INCOME (LOSS)	267,831	(75,900)	181,663	8,432

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	475,486	165,854	769,344	221,416
Net unrealized appreciation (depreciation) on investments	(1,311,081)	467,724	(1,358,848)	9,788,397

Net gain (loss) on investments	(835,595)	633,578	(589,504)	10,009,813

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(567,764)	$557,678	$(407,841)	$10,018,245

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

August 31, 2017

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$134
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	1
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	157
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	5.05%	5/28/2021	$485,000	482,182	483,487
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.25%	6/15/2023	1,985,000	1,965,383	1,987,481
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.49%	9/26/2021	1,940,025	1,930,380	1,732,171
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.55%	7/25/2021	2,433,693	2,431,479	2,339,388
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.79%	2/24/2021	2,450,916	2,338,540	2,431,015
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	6.05%	7/30/2021	1,960,000	1,953,244	1,942,850
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3.00%	1.00%	0.00%	4.24%	3/11/2024	498,750	498,750	493,763
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.50%	4/16/2021	398,056	397,084	402,534
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	2.75%	0.75%	0.00%	3.99%	8/25/2021	2,667,653	2,651,990	2,582,848
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.49%	6/20/2022	913,287	911,647	911,286
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.74%	8/19/2021	2,940,000	2,929,838	2,935,090
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.55%	6/3/2019	979,425	976,609	974,528
Almonde, Inc. (Misys)	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.82%	4/26/2024	1,000,000	995,131	1,004,120
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	3.00%	1.00%	0.00%	4.30%	1/31/2024	250,000	249,381	250,000
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	2.75%	1.00%	0.00%	4.01%	12/7/2023	497,500	495,075	498,351
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	0.00%	7.24%	1/31/2022	1,883,581	1,841,381	1,836,492
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.00%	0.00%	0.00%	3.24%	3/28/2024	1,995,000	1,995,000	1,999,988
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	4.25%	1.00%	0.00%	5.49%	3/20/2024	498,750	496,338	500,620
ASG Technologies Group, Inc.	High Tech Industries	Term Loan	Loan	4.75%	1.00%	0.00%	6.06%	7/31/2024	500,000	497,515	502,500
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	3.75%	1.00%	0.00%	5.07%	4/29/2022	1,974,867	1,970,938	1,994,616
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	0.00%	5.24%	12/24/2021	1,458,457	1,445,001	1,461,199
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	2.75%	0.00%	0.00%	3.99%	8/4/2022	2,385,687	2,373,815	2,390,912
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B5	Loan	3.00%	1.00%	0.00%	4.24%	11/3/2023	520,817	516,172	522,770
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.24%	5/13/2019	2,704,799	2,704,613	2,698,037
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.00%	0.00%	5.24%	3/8/2024	2,992,500	2,985,020	2,991,243
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	2.75%	0.75%	0.00%	3.98%	3/20/2022	1,000,000	995,395	1,002,720
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.48%	6/5/2020	1,466,250	1,464,471	1,457,702
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	0.00%	6.30%	6/30/2021	2,977,500	2,956,964	2,929,116
Blucora, Inc.	High Tech Industries	Term Loan B	Loan	3.75%	1.00%	0.00%	5.04%	5/22/2024	960,000	955,376	969,600
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.30%	9/12/2022	1,941,323	1,885,799	1,934,043
BMC Software T/L US	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.24%	9/12/2022	586,972	577,295	588,686
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.24%	12/18/2020	1,427,946	1,418,213	1,432,230
Cable One, Inc.	Telecommunications	Term Loan B	Loan	2.25%	0.00%	0.00%	3.57%	5/1/2024	500,000	499,375	501,250
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	0.00%	5.80%	6/15/2023	495,000	492,981	479,224
Canyon Valor Companies, Inc.	High Tech Industries	Term Loan B	Loan	4.25%	0.00%	0.00%	5.50%	6/16/2023	1,000,000	997,500	1,007,140
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.24%	3/25/2024	490,301	487,934	492,404
Caraustar Industries Inc.	Forest Products & Paper	Term Loan B	Loan	5.50%	1.00%	0.00%	6.80%	3/14/2022	498,750	497,514	493,264
CareerBuilder, LLC	Services: Business	Term Loan	Loan	6.75%	1.00%	0.00%	8.01%	7/31/2023	2,500,000	2,427,878	2,443,750
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	4.00%	1.00%	0.00%	5.30%	12/20/2023	1,492,500	1,478,808	1,499,963
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	2.75%	1.00%	0.00%	3.99%	5/20/2021	422,298	421,090	424,232
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	0.00%	5.48%	6/7/2023	1,464,371	1,449,727	1,359,419
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	2.75%	0.00%	0.00%	2.75%	1/31/2025	3,000,000	2,992,505	2,932,500
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	3.00%	0.00%	0.00%	4.24%	2/1/2024	247,917	247,406	248,742
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.00%	0.00%	0.00%	3.24%	1/3/2021	1,601,194	1,595,956	1,604,749
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	4.07%	12/31/2019	719,623	707,383	717,198
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.32%	1/27/2021	1,328,771	1,289,676	1,321,410
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.80%	7/29/2021	1,954,823	1,938,276	1,952,380
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.24%	10/24/2022	1,960,212	1,949,526	1,897,113
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.48%	10/21/2021	1,955,000	1,875,901	1,385,880
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.99%	8/11/2022	1,418,750	1,413,340	1,390,375
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.24%	10/5/2023	500,000	497,515	490,355
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.96%	8/17/2022	1,436,782	1,420,218	933,908
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.32%	11/23/2020	723,750	723,313	659,517
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.49%	12/1/2021	1,462,650	1,452,569	1,463,571
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/13/2023	2,039,750	2,039,843	2,053,784
Culligan International Company-T/L	Utilities	Incremental Term Loan B	Loan	3.25%	1.00%	0.00%	4.49%	12/13/2023	500,000	499,375	500,940
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.49%	12/23/2020	448,889	446,593	366,742
Cypress Intermediate Holdings III, Inc.	Services: Business	Term Loan B	Loan	3.00%	1.00%	0.00%	4.24%	4/29/2024	500,000	498,811	498,875
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	3.75%	1.00%	0.00%	4.99%	7/7/2022	2,463,731	2,454,251	2,482,825
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	3.75%	1.00%	0.00%	4.99%	7/7/2022	1,000,000	998,750	1,002,500
Daseke Companies, Inc.	Transportation	Term Loan	Loan	7.44%	1.00%	0.00%	8.75%	2/27/2024	105,143	105,143	105,800
DASEKE T/L (HENNESSY CAPITAL)	Transportation	Term Loan	Loan	5.50%	1.00%	0.00%	6.74%	2/27/2024	825,075	818,348	830,232
DELL INTERNATIONAL 1ST LIEN T/L	High Tech Industries	Term Loan (01/17)	Loan	2.50%	0.75%	0.00%	3.74%	9/7/2023	995,000	993,947	998,691
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.25%	1.00%	0.00%	4.49%	2/1/2024	1,500,000	1,496,964	1,508,745
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	10.00%	1.00%	0.00%	11.24%	7/29/2021	35,702	35,702	36,684
DHX Media Ltd.	Media	Term Loan	Loan	3.25%	1.00%	0.00%	4.49%	12/29/2023	500,000	497,556	501,875
Diamond (BC) B.V.	Consumer Goods: Non-Durable	Term Loan	Loan	3.00%	0.00%	0.00%	4.32%	7/25/2024	500,000	498,750	496,565
DIGITALGLOBE T/L B (12/16)	Aerospace and Defense	Term Loan B	Loan	2.75%	0.75%	0.00%	3.99%	1/15/2024	497,500	496,388	496,878
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.49%	6/8/2020	490,000	488,672	487,447
Dole Food Company, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	2.75%	1.00%	0.00%	4.01%	4/8/2024	500,000	497,596	501,015
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.74%	11/19/2020	2,863,470	2,841,317	2,856,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.57%	11/4/2021	1,952,594	1,944,254	1,955,738
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	0.00%	5.51%	2/21/2024	1,481,288	1,378,582	1,484,991
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.81%	12/19/2022	1,474,728	1,451,180	1,474,728
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.80%	7/2/2020	501,970	490,615	220,867
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.80%	7/2/2020	954,307	936,841	10,736
EIG Investors Corp.	High Tech Industries	Term Loan	Loan	4.00%	1.00%	0.00%	5.32%	2/9/2023	496,027	494,787	500,883
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.30%	5/14/2021	1,000,000	993,668	977,500
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.74%	8/1/2021	480,448	479,012	482,452
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	1.00%	0.00%	8.99%	8/1/2022	500,000	498,295	498,750
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	0.75%	0.00%	5.50%	4/29/2024	1,000,000	995,135	1,006,560
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	2.75%	0.00%	0.00%	3.99%	8/12/2020	231,250	230,388	231,974
Engineered Machinery Holdings, Inc.	Capital Equipment	Delayed Draw Term Loan	Loan	5.19%	1.00%	0.00%	6.50%	7/19/2024	44,248	44,248	44,192
Engineered Machinery Holdings, Inc.	Capital Equipment	Term Loan B	Loan	3.25%	1.00%	0.00%	4.56%	7/19/2024	442,478	441,372	441,925
Equian, LLC	Services: Business	Term Loan B	Loan	3.75%	1.00%	0.00%	5.07%	5/20/2024	1,529,412	1,519,629	1,542,794
Equian, LLC	Services: Business	Delayed Draw Term Loan	Loan	3.75%	1.00%	0.00%	5.05%	5/20/2024	235,294	235,294	237,353
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.06%	7/9/2019	950,119	946,962	883,135
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	5.05%	1/15/2021	3,210,537	3,197,956	3,242,642
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	0.00%	7.55%	2/7/2020	2,775,000	2,753,177	2,768,063
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.98%	4/15/2021	2,296,974	2,289,914	2,304,163
FinCo I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1.38%	0.00%	0.00%	1.38%	6/14/2022	500,000	498,793	504,000
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	2.50%	0.00%	0.00%	3.74%	4/26/2024	1,864,542	1,792,211	1,864,933
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3.50%	0.75%	0.00%	4.80%	12/1/2022	2,481,250	2,453,237	2,505,293
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	4.25%	1.00%	0.00%	5.49%	7/1/2020	1,624,755	1,606,031	1,638,566
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.55%	4/1/2024	349,011	345,699	349,964
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.74%	3/4/2019	2,047,169	2,044,530	1,930,317
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.25%	0.00%	5.30%	5/26/2020	3,134,046	3,128,201	3,154,417
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	4.50%	1.00%	0.00%	5.80%	6/20/2022	498,750	494,304	499,997
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	2.00%	0.00%	0.00%	3.23%	4/30/2019	1,833,333	1,823,483	1,835,625
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.24%	8/18/2023	997,481	992,679	999,975
Hargray Communications Group, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.24%	2/9/2022	1,000,000	997,535	1,000,000
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.50%	1.00%	0.00%	6.80%	2/9/2022	2,148,828	2,094,599	2,155,554
HD Supply Waterworks, Ltd.	Construction & Building	Term Loan	Loan	3.00%	1.00%	0.00%	4.46%	8/1/2024	500,000	498,758	500,625
Heartland Dental, LLC	Services: Consumer	Term Loan	Loan	4.75%	1.00%	0.00%	6.06%	7/31/2023	3,000,000	2,985,015	3,000,000
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3.75%	1.00%	0.00%	4.96%	5/3/2024	479,104	476,900	483,349
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	4.50%	1.00%	0.00%	5.80%	10/8/2021	1,349,392	1,298,024	1,352,766
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3.50%	0.00%	0.00%	4.74%	2/14/2024	2,487,500	2,499,377	2,490,609
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	5.50%	0.75%	0.00%	6.74%	2/15/2023	1,962,500	1,949,117	1,971,096
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	3.50%	1.00%	0.00%	4.74%	12/10/2021	245,592	243,758	246,820
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	4.25%	1.00%	0.00%	5.56%	3/15/2024	997,500	992,512	1,002,488
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	0.00%	5.80%	11/21/2023	995,000	998,513	1,002,463
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	2.50%	0.75%	0.00%	3.74%	8/3/2022	1,486,275	1,482,613	1,489,619
HUB International Limited	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.00%	1.00%	0.00%	4.31%	10/2/2022	746,144	746,144	748,367
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.49%	6/30/2021	445,844	443,968	447,516
Hyland Software, Inc.	High Tech Industries	Term Loan B	Loan	3.25%	0.75%	0.00%	4.49%	7/1/2022	1,000,000	997,506	1,007,500
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	1.00%	0.00%	5.25%	4/29/2022	1,877,293	1,856,318	1,899,820
ICSH Parent, Inc.	Containers/Glass Products	Term Loan	Loan	4.00%	1.00%	0.00%	5.32%	4/29/2024	847,059	842,999	847,059
ICSH Parent, Inc.	Containers/Glass Products	Delayed Draw Term Loan	Loan	4.00%	1.00%	0.00%	5.32%	4/29/2024	46,353	46,353	46,353
Idera, Inc.	High Tech Industries	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	6/28/2024	1,690,909	1,674,000	1,690,909
IG Investments Holdings, LLC	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.30%	10/29/2021	3,432,539	3,419,826	3,452,551
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	2.75%	1.00%	0.00%	4.05%	2/1/2022	1,605,777	1,592,693	1,601,265
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.80%	8/5/2022	484,433	483,517	484,738
Inmar, Inc.	Services: Business	Term Loan B	Loan	3.50%	1.00%	0.00%	4.76%	5/1/2024	500,000	495,138	500,315
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.22%	1.00%	0.00%	4.52%	3/5/2021	834,971	834,971	486,629
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.32%	5/9/2022	876,934	873,747	857,203
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.80%	6/19/2021	485,455	484,729	471,294
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	3.25%	1.00%	0.00%	4.55%	2/2/2024	2,400,000	2,389,238	2,373,000
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.80%	5/15/2020	2,920,125	2,905,387	2,737,617
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	0.00%	6.62%	11/25/2022	2,850,000	2,798,349	2,821,500
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	0.00%	4.49%	12/1/2023	497,500	495,311	499,679
Lightstone Generation T/L B	Utilities	Term Loan C	Loan	4.50%	1.00%	0.00%	5.74%	1/30/2024	57,971	56,866	57,699
Lightstone Generation T/L C	Utilities	Term Loan B Refinancing	Loan	4.50%	1.00%	0.00%	5.74%	1/30/2024	930,362	912,678	925,999
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	4.00%	1.00%	0.00%	5.23%	2/15/2024	498,750	494,192	505,608
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.25%	1.00%	0.00%	5.48%	7/15/2024	500,000	495,020	500,000
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	2.50%	0.00%	0.00%	3.73%	3/11/2024	1,745,625	1,741,382	1,748,540
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	0.00%	5.24%	5/4/2022	990,000	986,218	970,448
MHVC Acquisition Corp.	Aerospace and Defense	Term Loan	Loan	5.25%	1.00%	0.00%	6.49%	4/29/2024	2,000,000	1,990,197	2,025,000
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	0.00%	3.99%	1/30/2023	1,670,514	1,665,413	1,666,856
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.99%	7/8/2021	1,475,684	1,471,584	1,471,626
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	2.75%	1.00%	0.00%	4.05%	8/18/2021	243,153	242,374	242,647
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.00%	0.75%	0.00%	4.32%	8/15/2024	1,000,000	995,097	997,500
Milacron T/L B	Capital Equipment	Term Loan B	Loan	3.00%	0.00%	0.00%	4.24%	9/28/2023	995,000	991,655	997,905
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	4.00%	1.00%	0.00%	5.30%	8/16/2023	992,500	983,390	999,944
Mister Car Wash T/L	Automotive	Term Loan	Loan	3.75%	1.00%	0.00%	5.03%	8/20/2021	1,491,470	1,486,113	1,493,961
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.80%	6/29/2020	2,970,000	2,946,207	2,970,000
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	0.00%	7.49%	6/4/2020	4,151,952	4,130,494	4,138,998
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.74%	12/21/2020	1,920,070	1,791,552	1,056,039
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.30%	10/16/2022	1,970,000	1,954,718	1,896,125
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.80%	10/16/2023	1,000,000	991,731	940,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.50%	1.00%	0.00%	4.74%	4/19/2024	500,000	499,388	502,500
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3.50%	1.00%	0.00%	4.80%	8/14/2021	1,507,950	1,503,536	1,513,605
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.74%	11/23/2022	1,244,373	1,239,598	1,263,039
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.30%	6/7/2019	3,504,053	3,494,910	3,496,940
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.99%	10/1/2021	486,250	483,977	478,499
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	0.00%	7.81%	7/29/2019	2,898,488	2,898,374	2,893,068
P.F. Chang’s China Bistro, Inc.	Food/Drug Retailers	Term B Loan	Loan	3.25%	1.00%	0.00%	4.48%	6/24/2019	589,978	572,278	572,278
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term B Loan	Loan	3.25%	1.00%	0.00%	4.48%	6/24/2019	1,410,022	1,406,954	1,404,735
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.32%	10/30/2020	965,000	962,318	942,487
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	0.00%	4.24%	3/11/2022	977,500	973,373	857,404
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.25%	1.00%	0.00%	6.49%	9/29/2020	2,851,534	2,838,455	2,853,331
Pike Corporation	Construction & Building	Term Loan B	Loan	3.75%	1.00%	0.00%	4.99%	3/8/2024	498,750	496,459	503,428
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.00%	0.75%	0.00%	4.24%	3/31/2021	2,380,349	2,374,116	2,395,226
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	5.25%	1.00%	0.00%	6.49%	9/27/2023	1,733,167	1,711,253	1,754,398
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	3,103,532	3,106,156	3,120,012
Presidio, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.55%	2/2/2022	1,997,270	1,941,849	2,003,921
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	2.75%	0.75%	0.00%	3.99%	1/26/2024	456,202	455,187	456,699
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	2.75%	1.00%	0.00%	3.99%	5/2/2022	1,980,062	1,970,444	1,988,735
Project Leopard Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.50%	1.00%	0.00%	6.76%	7/7/2023	500,000	498,765	502,500
Project Silverback Holdings Corp.	High Tech Industries	Term Loan B	Loan	4.00%	1.00%	0.00%	5.32%	8/21/2024	1,000,000	997,500	1,000,000
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	1.00%	0.00%	4.74%	5/2/2024	1,500,000	1,500,000	1,511,250
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.49%	10/1/2021	911,385	909,107	911,385
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.81%	12/3/2020	482,537	480,782	482,841
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.80%	3/18/2021	2,004,470	1,997,380	1,994,448
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	0.00%	5.55%	4/30/2022	726,591	725,217	733,856
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.00%	0.00%	0.00%	4.24%	2/3/2023	1,752,329	1,752,329	1,753,485
RGIS Services, LLC	Services: Business	Term Loan	Loan	7.50%	1.00%	0.00%	8.80%	3/31/2023	498,750	491,591	455,109
Robertshaw US Holding Corp.	Consumer Goods: Durable	Term Loan	Loan	4.50%	1.00%	0.00%	5.75%	8/12/2024	500,000	496,250	502,815
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	2.50%	0.75%	0.00%	3.74%	7/2/2021	1,455,000	1,450,798	1,456,557
Royal Holdings T/L (02/17)	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3.25%	1.00%	0.00%	4.55%	6/17/2022	540,253	537,980	542,954
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.25%	1.00%	0.00%	5.49%	6/1/2023	2,228,744	2,123,972	2,238,506
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	3.50%	0.00%	0.00%	4.74%	1/31/2025	2,500,000	2,487,515	2,485,950
Sally Holdings, LLC	Retail	Term Loan B1	Loan	2.50%	0.00%	0.00%	3.75%	7/5/2024	1,000,000	995,057	996,250
Sally Holdings, LLC	Retail	Term Loan (Fixed)	Loan	4.50%	0.00%	0.00%	4.50%	7/5/2024	1,000,000	995,002	1,005,000
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.24%	3/27/2021	967,500	964,802	888,291
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.49%	10/31/2022	1,852,332	1,819,756	1,863,131
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.30%	2/21/2021	972,292	924,066	624,698
SG Acquisition, Inc. (Safe Guard)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.30%	3/29/2024	1,987,500	1,968,665	1,972,594
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	5.24%	6/30/2021	972,500	971,037	972,092
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.81%	9/18/2021	1,965,000	1,951,088	1,961,325
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	4.50%	1.00%	0.00%	5.95%	2/2/2024	997,500	993,052	999,166
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.99%	12/10/2020	206,920	206,619	207,954
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.99%	12/10/2020	1,172,545	1,170,841	1,178,408
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.25%	1.00%	0.00%	4.55%	9/30/2022	1,935,931	1,927,351	1,932,601
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.76%	3/15/2024	2,600,800	2,579,942	2,613,804
Staples, Inc.	Retail	Term Loan B	Loan	4.00%	1.00%	0.00%	5.31%	8/15/2024	2,000,000	1,995,000	1,989,540
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.99%	3/19/2021	849,991	845,318	824,491
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.30%	12/16/2020	2,707,893	2,695,815	2,667,274
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	3.25%	1.00%	0.00%	4.50%	9/29/2023	975,156	971,083	980,237
Syncsort Incorporated	High Tech Industries	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	8/16/2024	2,000,000	1,980,000	1,980,500
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.31%	4/23/2019	468,409	466,861	448,501
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.30%	4/1/2022	911,712	907,640	911,712
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	4.26%	2/28/2020	4,211,151	4,218,677	4,214,898
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	4.50%	0.00%	0.00%	5.81%	1/25/2024	1,995,000	1,985,216	2,009,125
TRC Companies, Inc.	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.23%	6/21/2024	3,000,000	2,985,204	3,007,500
Truck Hero, Inc. (Tectum Holdings)	Transportation	Term Loan B	Loan	4.00%	1.00%	0.00%	5.23%	4/22/2024	2,000,000	1,980,517	1,997,500
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	4.00%	1.00%	0.00%	5.23%	4/13/2023	495,000	487,643	499,950
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3.50%	1.00%	0.00%	4.80%	7/10/2020	790,346	791,422	794,796
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	2.75%	0.00%	0.00%	3.99%	7/1/2022	2,947,688	2,934,692	2,949,987
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	2.75%	1.00%	0.00%	3.99%	3/15/2024	2,870,189	2,852,951	2,845,849
UOS, LLC (Utility One Source)	Capital Equipment	Term Loan B	Loan	5.50%	1.00%	0.00%	6.80%	4/18/2023	500,000	495,186	509,065
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	4.75%	0.75%	0.00%	5.99%	4/1/2022	1,482,063	1,482,063	1,507,080
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.75%	0.75%	0.00%	4.95%	6/3/2024	500,000	497,580	505,625
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3.50%	1.00%	0.00%	4.74%	2/13/2023	879,853	858,575	888,651
Washington Inventory Service	High Tech Industries	U.S. Term Loan (First Lien)	Loan	0.00%	0.00%	6.00%	7.22%	12/20/2018	1,108,260	1,121,429	978,039
Western Dental Services, Inc.	Retail	Term Loan B	Loan	5.25%	1.00%	0.00%	6.49%	6/30/2023	2,000,000	1,980,073	2,000,000
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	2.75%	0.75%	0.00%	3.98%	4/28/2023	1,584,040	1,539,726	1,591,517
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	0.00%	5.27%	3/29/2021	994,366	985,495	905,867
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	4.00%	0.00%	0.00%	5.24%	12/7/2023	746,250	734,919	752,220
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	0.00%	5.23%	6/27/2022	2,500,000	2,487,507	2,502,075
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.49%	8/16/2023	997,500	992,766	1,003,315

										$301,224,354	$294,524,652

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$7,475,599	$7,475,599	$7,475,599

Total cash and cash equivalents									$7,475,599	$7,475,599	$7,475,599

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2017.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2017

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$6,725
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	247
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	15,746
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	5/28/2021	$487,500	484,284	476,127
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	6/15/2023	1,995,000	1,975,193	2,009,963
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	0.00%	4.29%	9/26/2021	1,940,025	1,929,297	1,893,348
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	7/25/2021	2,446,206	2,443,710	2,438,574
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	0.00%	5.50%	2/24/2021	2,463,550	2,337,204	2,412,234
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	7/30/2021	1,970,000	1,962,367	1,898,587
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/11/2024	500,000	500,000	500,940
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	4/16/2021	398,056	396,948	403,529
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	3.00%	0.75%	0.00%	3.78%	8/25/2021	2,896,193	2,879,009	2,931,179
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/20/2022	917,946	916,144	919,479
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.50%	8/19/2021	2,955,000	2,943,621	2,951,306
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.25%	1.00%	0.00%	4.29%	6/3/2019	984,570	981,094	977,184
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	3.00%	1.00%	0.00%	4.00%	1/31/2024	250,000	249,377	252,500
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/7/2023	500,000	497,626	505,780
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	0.00%	7.00%	1/31/2022	1,933,919	1,887,037	1,885,571
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.50%	0.75%	0.00%	3.50%	2/24/2021	3,118,358	3,118,358	3,147,327
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	4.25%	1.00%	0.00%	5.25%	4/29/2022	1,484,941	1,481,061	1,491,446
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/24/2021	1,495,307	1,480,354	1,499,045
Asurion, LLC (fka Asurion Corporation)	Insurance	Replacement Term Loan B-2	Loan	3.25%	0.75%	0.00%	4.03%	7/8/2020	531,422	526,976	537,024
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	8/4/2022	2,434,375	2,422,950	2,463,661
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	5/13/2019	2,718,634	2,718,434	2,739,024
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	6/21/2022	2,784,429	2,760,689	2,819,234
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	2.75%	0.75%	0.00%	3.50%	3/20/2022	1,000,000	995,000	1,017,300
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	3.25%	0.75%	0.00%	4.02%	6/5/2020	1,473,750	1,471,637	1,411,116
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/19/2021	2,481,122	2,484,502	2,488,888
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	2/2/2024	1,500,000	1,496,335	1,487,385
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	0.00%	6.02%	6/30/2021	2,992,500	2,969,529	3,008,390
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	1,959,596	1,917,256	1,965,729
BMC Software T/L US	Technology	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	9/10/2020	676,193	665,400	679,607
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	12/18/2020	1,461,186	1,451,382	1,467,952
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	3.25%	0.00%	0.00%	4.75%	8/14/2023	1,189,327	1,179,242	1,189,826
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	6/15/2023	497,500	495,317	500,609
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2019	1,487,353	1,489,058	1,500,829
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/20/2023	1,500,000	1,485,318	1,500,000
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	5/20/2021	424,821	423,456	429,953
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	6/7/2023	1,492,500	1,477,575	1,411,965
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	3.00%	0.00%	0.00%	4.00%	2/1/2024	227,273	226,758	229,545
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.00%	0.00%	0.00%	2.79%	1/3/2021	1,609,533	1,603,525	1,617,130
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	0.00%	3.80%	12/31/2019	981,177	960,939	972,866
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	0.00%	4.05%	1/27/2021	1,805,352	1,763,950	1,773,940
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/29/2021	1,964,874	1,946,245	1,976,172
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	10/24/2022	1,970,062	1,958,282	1,980,405
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	10/21/2021	1,980,000	1,891,488	1,615,522
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	8/11/2022	1,418,750	1,412,839	1,365,547
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3.00%	1.00%	0.00%	4.00%	10/5/2023	500,000	497,500	502,890
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	0.00%	5.83%	8/17/2022	1,436,782	1,418,783	1,289,511
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	3.25%	1.00%	0.00%	4.25%	11/17/2017	2,462,342	2,461,490	2,457,934
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.05%	11/23/2020	727,500	726,911	667,329
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	12/1/2021	1,470,113	1,458,924	1,389,256
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	12/13/2023	2,050,000	2,049,738	2,083,313
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	12/23/2020	470,093	467,345	342,580
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	7/7/2022	1,975,000	1,967,190	1,987,838
DASEKE T/L (HENNESSY CAPITAL)	Transportation	Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	2/27/2024	714,286	707,143	717,857
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	7.25%	1.50%	0.00%	8.75%	3/19/2018	2,101,458	2,096,045	2,101,458
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.75%	1.00%	0.00%	5.07%	7/30/2021	1,000,000	996,568	1,002,920
DELL INTERNATIONAL 1ST LIEN T/L	High Tech Industries	Term Loan (01/17)	Loan	2.50%	0.75%	0.00%	3.25%	9/7/2023	1,000,000	998,850	1,006,480
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (Incremental)	Loan	6.00%	1.00%	0.00%	7.04%	2/28/2020	1,000,000	972,672	997,500
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.54%	2/28/2020	1,868,084	1,869,141	1,864,199
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	10.00%	1.00%	0.00%	11.00%	7/29/2021	43,444	43,444	44,041
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	4.50%	0.75%	0.00%	5.31%	11/6/2023	398,750	395,190	404,731
DIGITALGLOBE T/L B (12/16)	Aerospace and Defense	Term Loan B	Loan	2.75%	0.75%	0.00%	3.53%	1/15/2024	500,000	498,815	502,030
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	6/8/2020	492,500	490,933	483,388
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3.25%	1.00%	0.00%	4.25%	3/11/2021	2,925,000	2,919,916	2,937,431
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	11/19/2020	2,950,591	2,923,591	2,928,461
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	0.00%	4.30%	11/4/2021	1,962,557	1,954,741	1,973,703
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	2/21/2024	1,500,000	1,395,987	1,511,250
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.50%	1.00%	0.00%	6.51%	12/19/2022	1,485,000	1,459,535	1,487,317
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	0.00%	5.51%	7/2/2020	501,970	488,778	177,446
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	8.51%	7/2/2020	954,307	934,189	77,938
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.50%	8/1/2021	480,756	479,151	483,308
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.75%	1.00%	0.00%	8.75%	8/1/2022	500,000	498,153	498,595
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	0.00%	5.00%	5/14/2021	1,000,000	994,172	950,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.00%	0.75%	0.00%	3.81%	9/26/2022	990,000	987,999	994,247
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	5/29/2020	795,000	785,654	799,969
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	4.25%	0.70%	0.00%	4.03%	8/12/2020	243,750	242,680	245,503
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	0.00%	5.00%	7/9/2019	955,106	954,175	846,224
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	1/15/2021	1,947,330	1,943,904	1,954,632
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	1/15/2021	992,500	984,248	997,463
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	0.00%	7.25%	2/7/2020	2,887,500	2,860,092	2,905,547
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	4/15/2021	2,925,000	2,915,873	2,894,434
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	3.00%	0.70%	0.00%	3.78%	3/24/2021	1,886,914	1,804,119	1,904,010
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	0.75%	0.00%	5.00%	12/1/2022	1,485,000	1,460,081	1,493,361
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	7/1/2020	1,929,311	1,905,661	1,947,793
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	2.75%	1.00%	0.00%	3.75%	6/28/2019	801,502	802,865	806,279
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	197,083	196,509	197,822
Garda World Security Corporation	Services: Business	Term B Loan	Loan	3.00%	1.00%	0.00%	4.00%	11/6/2020	770,417	768,226	773,306
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	3.25%	1.00%	0.00%	4.57%	7/30/2020	2,426,061	2,421,316	2,420,263
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3.25%	1.00%	0.00%	4.25%	7/5/2021	481,656	476,839	481,478
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	2.50%	0.75%	0.00%	3.29%	3/4/2019	2,121,102	2,117,573	1,765,817
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	6/20/2022	500,000	495,133	501,250
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3.75%	1.25%	0.00%	5.00%	5/26/2020	2,667,633	2,661,035	2,654,962
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	3.00%	0.75%	0.00%	3.78%	4/30/2019	1,333,333	1,320,613	1,333,747
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	1/4/2021	1,014,560	1,011,573	1,010,755
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	6/16/2023	1,492,500	1,436,528	1,501,201
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	5.50%	1.00%	0.00%	6.50%	2/9/2022	2,176,889	2,117,378	2,190,495
Headwaters Incorporated	Building & Development	Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/24/2022	242,058	241,141	242,784
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	10/8/2021	1,485,000	1,433,886	1,485,000
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3.50%	0.00%	0.00%	4.27%	2/14/2024	2,500,000	2,512,500	2,493,750
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	5.50%	0.75%	0.00%	6.28%	2/15/2023	2,000,000	1,985,000	2,001,660
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	12/10/2021	246,851	244,820	250,431
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/21/2023	1,000,000	1,003,734	1,013,750
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	8/3/2022	1,490,000	1,486,482	1,507,508
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	3.00%	0.70%	0.00%	3.78%	4/19/2019	1,518,031	1,510,811	1,525,150
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	0.00%	4.25%	6/30/2021	469,398	467,182	472,158
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	4/29/2022	1,994,924	1,971,849	1,998,675
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	3/30/2022	496,250	489,837	499,972
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	2.75%	1.00%	0.00%	3.75%	2/1/2022	1,609,802	1,595,316	1,610,945
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/5/2022	493,750	492,732	490,664
Insight Global	Services: Business	Term Loan	Loan	5.00%	1.00%	0.00%	6.00%	10/29/2021	3,450,126	3,434,977	3,471,690
ION Media T/L B	Media	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	12/18/2020	500,000	497,615	506,875
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.00%	1.00%	0.00%	4.00%	3/5/2021	945,756	945,756	540,660
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3.50%	1.00%	0.00%	4.50%	6/19/2021	487,879	487,106	471,208
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	0.00%	6.04%	5/9/2022	950,648	946,877	935,200
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	4.00%	1.00%	0.00%	4.28%	2/2/2024	2,400,000	2,388,246	2,399,496
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	5/15/2020	2,935,100	2,917,778	2,730,259
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	5.00%	1.00%	0.00%	5.00%	1/6/2022	2,500,000	2,286,776	2,533,825
Lannett Company T/L A	Healthcare & Pharmaceuticals	Term Loan A	Loan	4.75%	1.00%	0.00%	5.75%	11/25/2020	1,000,000	970,576	985,000
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	0.00%	6.38%	11/25/2022	1,900,000	1,842,852	1,885,750
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	0.00%	4.25%	12/1/2023	500,000	497,713	505,625
Lightstone Generation T/L B	Utilities	Term Loan B	Loan	5.50%	1.00%	0.00%	6.54%	1/30/2024	913,043	894,897	925,981
Lightstone Generation T/L C	Utilities	Term Loan C	Loan	5.50%	1.00%	0.00%	6.54%	1/30/2024	86,957	85,236	88,189
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	5.00%	1.00%	0.00%	6.04%	2/15/2024	500,000	495,000	503,125
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	4.00%	0.75%	0.00%	4.78%	11/21/2022	1,980,000	1,963,355	2,007,225
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	7/31/2021	488,750	487,123	488,647
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/4/2022	995,000	990,840	977,468
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	0.00%	3.75%	1/30/2023	1,679,779	1,674,140	1,674,673
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	7/8/2021	982,378	978,629	985,079
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	2.25%	0.00%	0.00%	3.03%	1/17/2023	868,445	845,882	874,593
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	3.50%	1.00%	0.00%	3.75%	8/18/2021	244,375	243,499	246,005
Milacron T/L B	Capital Equipment	Term Loan B	Loan	3.00%	0.00%	0.00%	3.78%	9/28/2023	1,000,000	996,250	1,004,380
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	5.00%	1.00%	0.00%	5.00%	8/16/2023	997,500	987,646	1,004,562
Mister Car Wash T/L	Automotive	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	8/20/2021	831,203	825,179	832,931
MSC Software Corporation	Services: Business	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	5/29/2020	1,969,898	1,931,995	1,972,360
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	5.50%	1.00%	0.00%	6.50%	6/29/2020	2,985,000	2,956,823	3,007,388
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	977,543	974,893	982,430
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	5.75%	1.00%	0.00%	6.75%	3/11/2022	250,000	249,793	242,750
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	0.00%	7.25%	6/4/2020	3,168,116	3,154,983	3,140,395
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	0.00%	7.50%	12/21/2020	1,930,106	1,777,976	980,494
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	0.00%	6.00%	10/16/2022	1,980,000	1,963,361	1,890,900
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	0.00%	9.50%	10/16/2023	1,000,000	991,237	930,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.75%	1.00%	0.00%	4.75%	12/28/2018	476,250	476,250	477,241
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	129,601	129,601	130,897
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	3.50%	1.00%	0.00%	4.50%	8/14/2021	157,443	157,108	158,034
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.50%	1.00%	0.00%	5.50%	11/23/2022	1,000,000	995,240	1,013,750
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	3.25%	0.70%	0.00%	4.03%	3/31/2023	498,750	491,370	503,204
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	0.00%	5.00%	6/7/2019	3,613,555	3,606,228	3,490,297
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3.75%	1.00%	0.00%	4.75%	10/1/2021	488,750	486,195	475,554
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	0.00%	7.75%	7/29/2019	2,913,824	2,913,362	2,938,096
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	3.25%	1.00%	0.00%	4.54%	6/24/2019	1,417,598	1,413,680	1,389,245
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.25%	10/30/2020	970,000	966,928	933,625
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	0.00%	4.00%	3/11/2022	982,500	977,998	967,183
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	9/29/2020	2,891,464	2,876,188	2,889,671
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	0.75%	0.00%	4.28%	3/31/2021	2,392,341	2,385,223	2,407,293
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	5.25%	1.00%	0.00%	6.25%	9/27/2023	1,894,167	1,868,863	1,907,426
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	0.00%	6.50%	7/1/2019	3,328,536	3,330,285	3,335,825
Presidio, Inc.	Services: Business	Term Loan	Loan	3.50%	1.00%	0.00%	4.50%	2/2/2022	2,297,698	2,248,964	2,314,930
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	2.75%	0.75%	0.00%	3.53%	1/26/2024	500,000	498,779	506,040
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	5/2/2022	1,985,025	1,975,632	2,003,645
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	0.00%	4.25%	10/1/2021	916,047	913,757	918,337
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	7.25%	1.00%	0.00%	8.25%	10/3/2022	500,000	498,149	475,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3.50%	1.00%	0.00%	4.54%	12/3/2020	485,019	483,001	486,634
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	2.50%	0.75%	0.00%	3.28%	4/1/2022	495,009	493,772	499,573
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	0.00%	5.50%	3/18/2021	2,037,705	2,029,696	2,002,045
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	0.00%	5.25%	4/30/2022	240,815	239,883	241,518
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	8/21/2023	732,374	732,374	736,497
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	2.75%	1.00%	0.00%	3.75%	8/21/2023	641,402	641,402	645,013
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.00%	0.00%	0.00%	3.78%	2/3/2023	1,761,134	1,761,134	1,773,603
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	2.50%	0.75%	0.00%	3.29%	7/2/2021	1,462,500	1,457,765	1,467,984
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	7.50%	1.00%	0.00%	8.50%	6/19/2023	275,862	274,109	276,552
Royal Holdings T/L (02/17)	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3.25%	1.00%	0.00%	4.25%	6/17/2022	541,607	539,167	544,992
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	2.50%	0.00%	0.00%	3.50%	10/14/2022	2,554,764	2,554,764	2,580,848
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	5.75%	1.00%	0.00%	6.75%	6/1/2023	2,240,000	2,127,043	2,259,600
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	4.75%	0.75%	0.00%	5.53%	12/30/2022	1,500,000	1,470,825	1,521,570
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	0.00%	5.00%	3/27/2021	972,500	969,442	870,388
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	4.00%	0.75%	0.00%	4.85%	10/1/2021	769,549	762,102	781,416
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	0.00%	5.25%	10/31/2022	1,972,528	1,934,960	1,991,030
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	2/21/2021	977,330	922,444	729,635
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	0.00%	4.94%	6/30/2021	977,500	975,832	979,944
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	0.00%	6.56%	9/18/2021	1,975,000	1,959,274	1,961,432
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	4.50%	1.00%	0.00%	5.53%	2/2/2024	1,000,000	995,095	1,008,330
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	207,981	207,633	208,501
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	12/10/2020	1,178,561	1,176,588	1,181,508
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.25%	1.00%	0.00%	4.25%	9/30/2022	1,960,897	1,951,404	1,967,761
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	6.75%	1.00%	0.00%	7.75%	10/31/2019	1,837,500	1,804,647	1,808,412
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.00%	1.00%	0.00%	4.00%	4/10/2020	2,725,103	2,719,454	2,718,289
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	3/19/2021	923,173	917,444	930,097
Survey Sampling International	Services: Business	Term Loan B	Loan	5.00%	1.00%	0.00%	6.00%	12/16/2020	2,721,749	2,707,531	2,721,749
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	9/30/2022	987,500	982,957	1,002,006
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3.00%	1.00%	0.00%	4.04%	4/23/2019	468,977	466,972	427,473
TaxACT, Inc.	Services: Business	Term Loan B	Loan	6.00%	1.00%	0.00%	7.00%	1/3/2023	1,200,000	1,168,727	1,206,000
Tectum Holdings, Inc.	Transportation	Delayed Draw Term Loan (Initial)	Loan	4.75%	1.00%	0.00%	5.80%	8/24/2023	997,500	988,185	1,004,981
Tennessee Merger T/L (Team Health)	Healthcare & Pharmaceuticals	Term Loan	Loan	2.75%	1.00%	0.00%	3.75%	2/6/2024	1,000,000	997,518	996,880
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	4.25%	1.00%	0.00%	5.25%	7/15/2020	1,651,817	1,648,856	1,646,316
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	0.00%	4.00%	4/1/2022	932,522	927,933	937,185
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	10/2/2021	1,413,873	1,364,619	1,426,683
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	0.00%	3.78%	2/28/2020	4,233,198	4,238,155	4,249,920
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	5.25%	0.00%	0.00%	6.03%	1/25/2024	2,000,000	1,990,095	2,025,000
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	5.50%	1.00%	0.00%	6.50%	4/13/2023	497,500	490,931	503,719
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3.50%	1.00%	0.00%	4.50%	7/10/2020	809,438	810,684	819,556
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	2.75%	0.00%	0.00%	3.61%	7/1/2022	2,962,500	2,948,361	2,971,565
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3.00%	1.00%	0.00%	4.00%	3/1/2020	2,885,666	2,876,319	2,896,949
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	4.25%	0.75%	0.00%	5.03%	2/13/2019	2,445,056	2,437,788	2,456,890
Verint Systems Inc.	Services: Business	Term Loan	Loan	2.75%	0.75%	0.00%	3.53%	9/6/2019	1,006,278	1,003,396	1,010,554
Vistra Operations Company T/L B (12/16)	Utilities	Term Loan B	Loan	3.25%	0.75%	0.00%	4.02%	12/13/2023	500,000	498,784	502,970
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	4.00%	1.00%	0.00%	5.00%	2/13/2023	879,853	856,884	891,405
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/27/2021	487,500	485,889	486,891
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien)	Loan	0.00%	0.00%	5.75%	5.75%	12/20/2018	1,735,292	1,743,798	1,418,601
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	3.75%	0.75%	0.00%	4.53%	5/1/2023	1,592,000	1,547,312	1,602,396
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	0.00%	4.78%	3/29/2021	999,375	989,489	1,006,121
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	5.50%	0.75%	0.00%	6.28%	12/7/2023	750,000	737,850	761,955
Zekelman Industries (JMC Steel) T/L (01/17)	Nonferrous Metals/Minerals	Term Loan	Loan	3.75%	1.00%	0.00%	4.75%	6/14/2021	500,000	501,250	506,040
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	0.00%	5.00%	6/27/2022	2,955,000	2,941,390	2,984,550
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.75%	1.00%	0.00%	5.75%	8/17/2020	1,000,000	995,523	1,012,500

										$297,801,502	$292,460,648

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$13,046,555	$13,046,555	$13,046,555

Total cash and cash equivalents									$13,046,555	$13,046,555	$13,046,555

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

For the three months ended August 31, 2017 and August 31, 2016, the Company incurred $1.5 million and $1.2 million in base management fees, respectively. For the three months ended August 31, 2017 and August 31, 2016, the Company incurred $0.9 million and $0.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2017 and August 31, 2016, the Company accrued $0.8 million and $0.4 million in incentive fees related to capital gains, respectively. For the six months ended August 31, 2017 and August 31, 2016, the Company incurred $2.9 million and $2.4 million in base management fees, respectively. For the six months ended August 31, 2017 and August 31, 2016, the Company incurred $1.7 million and $1.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2017 and August 31, 2016, the Company accrued $0.2 million and $0.5 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2017, the base management fees accrual was $1.5 million and the incentive fees accrual was $3.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2017 and August 31, 2016, we recognized $0.4 million and $0.3 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2017 and August 31, 2016, we recognized $0.8 million and $0.7 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the six months ended August 31, 2017 and August 31, 2016, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 258.0% as of August 31, 2017 and 271.0% as of February 28, 2017.

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

As of August 31, 2017 and February 28, 2017, there was $10.0 million and $0.0, respectively, of outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended August 31, 2017 and August 31, 2016, we recorded $0.4 million and $0.1 million of interest expense, respectively. For the six months ended August 31, 2017 and August 31, 2016, we recorded $0.5 million and $0.2 million of interest expense, respectively. For the three months ended August 31, 2017 and August 31, 2016, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. For the six months ended August 31, 2017 and August 31, 2016, we recorded $0.04 million and $0.04 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The weighted average interest rates during the three and six months ended August 31, 2017 on the outstanding borrowings under the Credit Facility were 5.92% and 5.94%, respectively. During the three and six months ended August 31, 2017, the average dollar amount of outstanding borrowings under the Credit Facility was $21.3 million and $10.9 million, respectively. During the three and six months ended August 31, 2016, there were no outstanding borrowings under the Credit Facility.

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

Our borrowing base under the Credit Facility was $34.0 million subject to the Credit Facility cap of $45.0 million at August 31, 2017. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2017 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2017, as filed with the SEC on July 12, 2017. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2017, we have funded SBIC LP with $75.0 million of equity capital, and have $134.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of August 31, 2017 and February 28, 2017, there was $134.7 million and $112.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.6 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2017 and August 31, 2016, we recorded $1.0 million and $0.8 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2017 and August 31, 2016, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended August 31, 2017 and August 31, 2016 on the outstanding borrowings of the SBA debentures was 3.06% and 3.19%, respectively. For the six months ended August 31, 2017 and August 31, 2016, we recorded $2.0 million and $1.7 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2017 and August 31, 2016, we recorded $0.2 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the six months ended August 31, 2017 and August 31, 2016 on the outstanding borrowings of the SBA debentures was 3.11% and 3.14%, respectively. During the three and six months ended August 31, 2017, the average dollar amount of SBA debentures outstanding was $134.7 million and $124.4 million, respectively. During the three and six months ended August 31, 2016, the average dollar amount of SBA debentures outstanding was $103.7 million.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of August 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of August 31, 2017, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of August 31, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.9 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the three and six months ended August 31, 2017, we recorded $1.3 million and $2.5 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. As of February 28, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.1 million, respectively. For the three and six months ended August 31, 2016, we recorded $1.2 million and $2.3 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 2020 Notes. During the three and six months ended August 31, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million. During the three and six months ended August 31, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$219,111	$—	$—	$—	$219,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $5.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	August 31, 2017	February 28, 2017
CLEO Communications Holding, LLC	$3,000	$—
GreyHeller LLC	2,000	2,000

Total	$5,000	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2017 and August 31, 2016, we incurred $0.06 million and $0.06 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2017 and August 31, 2016, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of August 31, 2017 and February 28, 2017, $0.06 million and $0.05 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2017, we had not issued any common stock to our directors as compensation for their services.

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

On May 30, 2017, the Company declared a dividend of $0.47 per share payable on June 27, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock.

On August 28, 2017, the Company declared a dividend of $0.48 per share payable on September 26, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2017, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2017, the Company sold 117,354 shares for gross proceeds of $2.6 million at an average price of $22.49 for aggregate net proceeds of $2.6 million (net of transaction costs).

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiary

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that one of its portfolio companies, Easy Ice, LLC (“Easy Ice”) is not a significant subsidiary for the three months ended August 31, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X, but was a significant subsidiary for the year ended February 28, 2017. Accordingly, audited financial information for the year ended December 31, 2016 and as of December 31, 2016 has been included as follows (in thousands):

As of
Balance Sheet – Easy Ice, LLC	December 31, 2016
Current assets	$1,058
Noncurrent assets	$18,245
Current liabilities	$3,473
Noncurrent liabilities	$23,113
Total deficit	$(7,283)

For the year ended
Statements of Operations – Easy Ice, LLC	December 31, 2016
Rental income	$14,463
Rental expenses	$8,463
Gross margin	$6,000
Operating expenses	$5,123
Income from operations	$877
Net loss	$(1,356)

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended August 31, 2017 and August 31, 2016 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and diluted	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net increase in net assets from operations	$6,870	$5,272	$7,884	$8,559
Weighted average common shares outstanding	5,955,251	5,740,816	5,908,453	5,739,157
Weighted average earnings per common share	$1.15	$0.92	$1.33	$1.49

Note 12. Dividend

On May 30, 2017, the Company declared a dividend of $0.47 per share which was paid on June 27, 2017, to common stockholders of record as of June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the six months ended August 31, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 30, 2017	June 15, 2017	June 27, 2017	$0.47	$2,792
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	$2,666

Total dividends declared			$0.93	$5,458

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared for the six months ended August 31, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
August 8, 2016	August 24, 2016	September 5, 2016	$0.20	$1,151
July 7, 2016	July 29, 2016	August 9, 2016	$0.43	$2,466
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$1.04	$5,963

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the six months ended August 31, 2017 and August 31, 2016:

	August 31, 2017	August 31, 2016
Per share data:
Net asset value at beginning of period	$21.97	$22.06
Net investment income(1)	1.08	0.90
Net realized and unrealized gains and losses on investments	0.25	0.59

Net increase in net assets from operations	1.33	1.49
Distributions declared from net investment income	(0.93)	(1.04)

Total distributions to stockholders	(0.93)	(1.04)
Dilution(4)	—	(0.12)
Net asset value at end of period	$22.37	$22.39
Net assets at end of period	$133,459,608	$128,563,622
Shares outstanding at end of period	5,967,272	5,740,810
Per share market value at end of period	$21.95	$17.93
Total return based on market value(2)	0.92%	34.41%
Total return based on net asset value(3)	6.45%	8.19%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	11.27%	9.53%
Ratio of operating expenses to average net assets(7)	7.99%	7.09%
Ratio of incentive management fees to average net assets(6)	1.46%	1.52%
Ratio of interest and debt financing expenses to average net assets(7)	8.44%	7.40%
Ratio of total expenses to average net assets(8)	17.88%	16.01%
Portfolio turnover rate(5)	14.21%	20.98%
Asset coverage ratio per unit(6)	2,580	3,081
Average market value per unit:
Credit Facility(9)	N/A	N/A
SBA Debentures(9)	N/A	N/A
2020 Notes	N/A	25.26
2023 Notes	26.09	N/A

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On August 28, 2017, the Company declared a dividend of $0.48 per share payable on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of August 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2017, the Company sold 117,354 shares for gross proceeds of $2.6 million at an average price of $22.49 for aggregate net proceeds of $2.6 million (net of transaction costs).

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

New Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606. Management is evaluating the impact of the standard on certain other income earned by the Company.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At August 31, 2017	At February 28, 2017
	($ in millions)	($ in millions)
Number of investments(1)	57	52
Number of portfolio companies(3)	31	28
Average investment size(1)	$5.6	$5.4
Weighted average maturity(1)	3.8 yrs	3.8 yrs
Number of industries(3)	9	9
Average investment per portfolio company(1)	$10.4	$9.7
Non-performing or delinquent investments	$8.4	$8.4
Fixed rate debt (% of interest bearing portfolio)(2)	$46.0(15.6%)	$44.2(16.9%)
Weighted average current coupon(2)	11.3%	11.4%
Floating rate debt (% of interest bearing portfolio)(2)	$250.0(84.4%)	$217.6(83.1%)
Weighted average current spread over LIBOR(2)(4)	9.4%	9.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended August 31, 2017, we invested $36.7 million in new or existing portfolio companies and had $37.9 million in aggregate amount of exits and repayments resulting in net repayments of $1.2 million for the period. During the three months ended August 31, 2016, we invested $55.7 million in new or existing portfolio companies and had $50.3 million in aggregate amount of exits and repayments resulting in net investments of $5.4 million for the period.

During the six months ended August 31, 2017, we invested $81.7 million in new or existing portfolio companies and had $43.8 million in aggregate amount of exits and repayments resulting in net investments of $37.9 million for the period. During the six months ended August 31, 2016, we invested $55.7 million in new or existing portfolio companies and had $70.9 million in aggregate amount of exits and repayments resulting in net investments of $15.2 million for the period.

Our portfolio composition at August 31, 2017 and February 28, 2017 at fair value was as follows:

Portfolio composition

	At August 31, 2017		At February 28, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	2.7%	5.4%	3.4%	5.3%
First lien term loans	54.9	10.7	54.3	10.5
Second lien term loans	29.2	12.0	30.0	11.7
Structured finance securities	5.0	18.8	5.3	12.7
Equity interests	8.2	3.6	7.0	0.4

Total	100.0%	11.2%	100.0%	10.9%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2017 and February 28, 2017 was composed of $300.1 million and $297.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2017, $289.4 million or 98.3% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and there were no Saratoga CLO portfolio investments in default. At February 28, 2017, $288.5 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.4 million.

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

The CMR distribution of our investments at August 31, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At August 31, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$285,721	85.8%	$245,678	83.9%
Yellow	7,996	2.4	8,423	2.9
Red	6	0.0	7,069	2.4
N/A(1)	39,247	11.8	31,491	10.8

Total	$332,970	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.2 million as of February 28, 2017 to $0.9 million as of August 31, 2017 primarily related to the increase in reserve for the six months on the non-performing and delinquent investment, TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at August 31, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At August 31, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$265,782	90.3%	$266,449	91.1%
Yellow	23,657	8.0	22,064	7.6
Red	5,086	1.7	3,925	1.3
N/A(1)	—	0.0	23	0.0

Total	$294,525	100.0%	$292,461	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2017 and February 28, 2017:

	At August 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$188,121	56.5%	$161,212	55.1%
Healthcare Services	38,121	11.4	38,544	13.2
Education	26,768	8.0	10,928	3.7
Media	17,902	5.4	18,698	6.4
Consumer Services	17,569	5.3	20,748	7.1
Structured Finance Securities (1)	16,537	5.0	15,450	5.3
Building Products	14,850	4.5	—	—
Food and Beverage	8,350	2.5	8,423	2.9
Metals	3,463	1.0	851	0.3
Consumer Products	1,289	0.4	968	0.3
Real Estate	—	—	16,839	5.7

Total	$332,970	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2017 and February 28, 2017:

	At August 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$38,697	13.2%	$40,675	13.9%
Healthcare & Pharmaceuticals	28,699	9.8	33,002	11.3
High Tech Industries	25,751	8.8	17,851	6.1
Banking, Finance, Insurance & Real Estate	20,277	6.9	14,752	5.0
Telecommunications	17,723	6.0	13,704	4.7
Chemicals/Plastics	17,273	5.9	21,492	7.4
Aerospace and Defense	15,152	5.2	11,643	4.0
Retailers (Except Food and Drugs)	15,108	5.1	14,706	5.0
Media	11,435	3.9	11,283	3.9
Industrial Equipment	9,158	3.1	9,853	3.4
Automotive	7,128	2.4	6,088	2.1
Leisure Goods/Activities/Movies	6,610	2.2	9,627	3.3
Retail	5,991	2.0	—	—
Capital Equipment	5,966	2.0	6,026	2.1
Financial Intermediaries	4,718	1.6	9,476	3.2
Services: Consumer	4,514	1.5	788	0.3
Publishing	4,485	1.5	4,580	1.6
Drugs	4,359	1.5	5,394	1.8
Food Services	4,242	1.4	5,932	2.0
Beverage, Food & Tobacco	3,970	1.3	3,013	1.0
Transportation	3,933	1.3	2,731	0.9
Utilities	3,923	1.3	4,944	1.7
Electronics/Electric	3,872	1.3	8,036	2.7
Technology	3,457	1.2	3,935	1.3
Oil & Gas	3,083	1.0	3,209	1.1
Construction & Building	2,960	1.0	1,974	0.7
Insurance	2,914	1.0	3,001	1.0
Conglomerate	2,546	0.9	3,584	1.2
Brokers/Dealers/Investment Houses	2,432	0.8	2,479	0.8
Containers/Glass Products	2,394	0.8	2,008	0.7
Lodging and Casinos	2,304	0.8	4,311	1.5
Hotel, Gaming and Leisure	2,009	0.7	2,025	0.7
Food Products	2,000	0.7	3,147	1.1
Food/Drug Retailers	1,977	0.7	2,877	1.0
Cable and Satellite Television	1,605	0.5	1,617	0.6
Consumer Goods: Durable	503	0.2	—	—
Consumer Goods: Non-Durable	497	0.2	—	—
Forest Products & Paper	493	0.2	—	—
Broadcast Radio and Television	367	0.1	343	0.1
Nonferrous Metals/Minerals	—	—	1,312	0.4
Environmental Industries	—	—	800	0.3
Building and Development	—	—	243	0.1

Total	$294,525	100.0%	$292,461	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2017 and February 28, 2017. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At August 31, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$149,968	45.0%	$116,186	39.7%
Midwest	83,949	25.2	75,154	25.7
Northeast	35,108	10.6	38,880	13.3
Southwest	34,183	10.3	34,060	11.6
Other (1)	16,537	5.0	15,450	5.3
Northwest	7,785	2.3	7,780	2.6
West	5,440	1.6	5,151	1.8

Total	$332,970	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2017 and August 31, 2016 were as follows:

	For the three months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Total investment income	$10,254	$8,448
Total operating expenses	7,363	5,844

Net investment income	2,891	2,604
Net realized gains (losses) from investments	(5,775)	5,937
Net change in unrealized appreciation (depreciation) on investments	9,754	(3,269)

Net increase in net assets resulting from operations	$6,870	$5,272

	For the six months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Total investment income	$18,961	$16,356
Total operating expenses	12,566	11,214

Net investment income	6,395	5,142
Net realized gains (losses) from investments	(5,679)	12,040
Net change in unrealized appreciation (depreciation) on investments	7,168	(8,623)

Net increase in net assets resulting from operations	$7,884	$8,559

Investment income

The composition of our investment income for the three and six months ended August 31, 2017 and August 31, 2016 was as follows:

	For the three months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Interest from investments	$9,187	$7,303
Management fee income	376	375
Incentive fee income	162	—
Interest from cash and cash equivalents and other income	529	770

Total investment income	$10,254	$8,448

	For the six months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Interest from investments	$16,927	$14,585
Management fee income	752	748
Incentive fee income	268	—
Interest from cash and cash equivalents and other income	1,014	1,023

Total investment income	$18,961	$16,356

For the three months ended August 31, 2017, total investment income of $10.3 million increased $1.9 million, or 21.4% compared to $8.4 million for the three months ended August 31, 2016. Interest income from investments increased $1.9 million, or 25.8%, to $9.2 million for the three months ended August 31, 2017 from $7.3 million for the three months ended August 31, 2016. This reflects an increase of 22.1% in total investments to $333.0 million at August 31, 2017 from $272.8 million at August 31, 2016. The increase was offset by the weighted average current coupon decreasing from 11.9% to 11.2%.

For the six months ended August 31, 2017, total investment income of $19.0 million increased $2.6 million, or 15.9% compared to $16.4 million for the six months ended August 31, 2016. Interest income from investments increased $2.3 million, or 16.1%, to $16.9 million for the six months ended August 31, 2017 from $14.6 million for the six months ended August 31, 2016. This reflects an increase of 22.1% in total investments to $333.0 million at August 31, 2017 from $272.8 million at August 31, 2016. The increase was offset by the weighted average current coupon decreasing from 11.9% to 11.2%.

For the three months ended August 31, 2017 and August 31, 2016, total PIK income was $0.5 million and $0.2 million, respectively. For the six months ended August 31, 2017 and August 31, 2016, total PIK income was $1.0 million and $0.3 million, respectively.

For the three and six months ended August 31, 2017, incentive fee income of $0.2 million and $0.3 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2017 and August 31, 2016 was as follows:

Operating Expenses

	For the three months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Interest and debt financing expenses	$2,963	$2,370
Base management fees	1,482	1,203
Professional fees	407	302
Administrator expenses	396	325
Incentive management fees	1,710	1,208
Insurance	66	71
Directors fees and expenses	60	60
General and administrative and other expenses	294	305
Excise tax expense (credit)	(15)	—

Total operating expenses	$7,363	$5,844

	For the six months ended
	August 31, 2017	August 31, 2016
	($ in thousands)
Interest and debt financing expenses	$5,486	$4,738
Base management fees	2,873	2,430
Professional fees	792	662
Administrator expenses	771	650
Incentive management fees	1,886	1,937
Insurance	132	141
Directors fees and expenses	111	126
General and administrative and other expenses	530	530
Excise tax expense (credit)	(15)	—

Total operating expenses	$12,566	$11,214

For the three months ended August 31, 2017, total operating expenses increased $1.5 million, or 26.0% compared to the three months ended August 31, 2016. For the six months ended August 31, 2017, total operating expenses increased $1.4 million, or 12.1% compared to the six months ended August 31, 2016.

For the three and six months ended August 31, 2017 and August 31, 2016, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, additional notes being issued and our Credit Facility having an outstanding balance this quarter-end. Our SBA debentures increased from $103.7 million at August 31, 2016 to $134.7 million at August 31, 2017, while the 2020 Notes were repaid and the 2023 Notes issued, increasing the notes payable from $61.8 million outstanding to $74.5 million outstanding for these same periods. For the three months ended August 31, 2017, the weighted average interest rate on our outstanding indebtedness was 4.52% compared to 4.80% for the three months ended August 31, 2016. For the six months ended August 31, 2017, the weighted average interest rate on our outstanding indebtedness was 4.55% compared to 4.77% for the six months ended August 31, 2016. For both periods, the decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures decreased from 62.7% of overall debt as of August 31, 2016 to 61.5% as of August 31, 2017, primarily due to the increase in notes issued and the $10.0 million outstanding on the Credit Facility.

For the three months ended August 31, 2017, base management fees increased $0.3 million, or 23.2% compared to the three months ended August 31, 2016. For the six months ended August 31, 2017, base management fees increased $0.4 million, or 18.2% compared to the six months ended August 31, 2016. The increase in base management fees results from the 23.2% increase in the average value of our total assets, less cash and cash equivalents, from $272.7 million as of August 31, 2016 to $335.9 million as of August 31, 2017.

For the three and six months ended August 31, 2017, professional fees increased $0.1 million, or 34.8%, and increased $0.1 million, or 19.7%, respectively, compared to the three and six months ended August 31, 2016.

For the three months ended August 31, 2017, incentive management fees increased $0.5 million, or 41.5%, compared to the three months ended August 31, 2016. The first part of the incentive management fees increased this year from $0.76 million to $0.92 million as higher average total assets of 23.2% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, the incentive management fees related to capital gains increased from incentive fees of $0.4 million for the three months ended August 31, 2016 to $0.8 million for the quarter ended August 31, 2017, reflecting the $4.0 million net gain on investments for the three months ended August 31, 2017.

For the six months ended August 31, 2017, incentive management fees decreased $0.1 million, or 2.6%, compared to the six months ended August 31, 2016. The first part of the incentive management fees increased this year from $1.4 million to $1.7 million as higher average total assets of 23.2% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. However, for the six months ended August 31, 2017, incentive management fees in total decreased $0.1 million as the incentive management fees related to capital gains decreased from incentive fees of $0.5 million for the six months ended August 31, 2016 to $0.2 million, reflecting the lower $1.5 million net gain on investments for the six months ended August 31, 2017 as compared to the $3.4 million net gain on investments for the six months ended August 31, 2016.

As discussed above, the increase in interest and debt financing expenses for the three and six months ended August 31, 2017 as compared to the three and six months ended August 31, 2016 is primarily attributable to an increase in the amount of outstanding debt. As of August 31, 2017, there was $10.0 million of outstanding borrowings under the Credit Facility, whereas there were no outstanding borrowings under the Credit Facility as of August 31, 2016. For the three months ended August 31, 2017 and August 31, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.06% and 3.19%, respectively. For the six months ended August 31, 2017 and August 31, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.11% and 3.14%, respectively.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2017, the Company had $37.9 million of sales, repayments, exits or restructurings resulting in $5.8 million of net realized losses. For the six months ended August 31, 2017, the Company had $43.8 million of sales, repayments, exits or restructurings resulting in $5.7 million of net realized losses. The most significant realized gains (losses) during the six months ended August 31, 2017 were as follows (dollars in thousands):

Six Months ended August 31, 2017

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
My Alarm Center, LLC	Second Lien Term Loan	$2,617	$10,330	$(7,713)
Mercury Funding, LLC	Common Stock	2,631	858	1,773

The $7.7 million of realized loss on our investment in My Alarm Center, LLC, was due to the completion of a sales transaction, following increasing leverage levels combined with declining market conditions in the sector.

The $1.8 million of realized gain on our investment in Mercury Funding, LLC, was driven by the completion of a sales transaction with a strategic acquirer.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended August 31, 2017, our investments had net unrealized appreciation of $9.8 million versus net unrealized depreciation of $3.3 million for the three months ended August 31, 2016. For the six months ended August 31, 2017, our investments had net unrealized appreciation of $7.2 million versus net unrealized depreciation of $8.6 million for the six months ended August 31, 2016. The most significant cumulative changes in unrealized appreciation and depreciation for the six months ended August 31, 2017, were the following (dollars in thousands):

Six Months ended August 31, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
My Alarm Center, LLC	Second Lien Term Loan	$—	$—	$—	$2,298
Easy Ice, LLC	Preferred Equity	8,124	10,212	2,088	2,088
Saratoga Investment Corp. CLO 2013-1 Ltd.	Structured Finance Securities	9,322	12,038	2,716	2,085
Elyria Foundry Company, L.L.C.	Common Stock	9,685	2,672	(7,013)	1,791
Mercury Funding, LLC	Common Stock	—	—	—	(653)

The $2.3 million of change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the six months.

The $2.1 million of change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

The $2.1 million of change in unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1 Ltd. was driven by continued improved performance of the Saratoga CLO.

The $1.8 million of change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by an increase in oil and gas markets since year-end, positively impacting the company’s performance.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2017 and August 31, 2016, we recorded a net increase in net assets resulting from operations of $6.9 million and $5.3 million, respectively. Based on 5,955,251 weighted average common shares outstanding as of August 31, 2017, our per share net increase in net assets resulting from operations was $1.15 for the three months ended August 31, 2017. This compares to a per share net increase in net assets resulting from operations of $0.92 for the three months ended August 31, 2016 based on 5,740,816 weighted average common shares outstanding as of August 31, 2016.

For the six months ended August 31, 2017 and August 31, 2016, we recorded a net increase in net assets resulting from operations of $7.9 million and $8.6 million, respectively. Based on 5,908,453 weighted average common shares outstanding as of August 31, 2017, our per share net increase in net assets resulting from operations was $1.33 for the six months ended August 31, 2017. This compares to a per share net increase in net assets resulting from operations of $1.49 for the six months ended August 31, 2016 based on 5,739,157 weighted average common shares outstanding as of August 31, 2016.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 258.0% as of August 31, 2017 and 271.0% as of February 28, 2017. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Credit Facility”) on June 30, 2010, which was most recently amended on May 18, 2017.

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

As of August 31, 2017, we had $10.0 million of outstanding borrowings under the Credit Facility and $134.7 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2017, we had no outstanding borrowings under the Credit Facility and $112.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2017 and February 28, 2017 was $34.0 million and $24.7 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 258.0% as of August 31, 2017 and 271.0% as of February 28, 2017.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2017, our SBIC subsidiary had $75.0 million in regulatory capital and $134.7 million SBA-guaranteed debentures outstanding.

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

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 2020 Notes for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the 2020 Notes, we agreed to the following covenants for the period of time during which the 2020 Notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowings.

•	we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a) (1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a RIC under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200.0% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of August 31, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

At August 31, 2017 and February 28, 2017, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At August 31, 2017		At February 28, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$1,595	0.5%	$9,307	3.0%
Cash and cash equivalents, reserve accounts	16,816	4.8	12,781	4.1
Syndicated loans	8,980	2.6	9,823	3.1
First lien term loans	182,781	52.0	159,097	50.5
Second lien term loans	97,462	27.7	87,750	27.9
Structured finance securities	16,537	4.7	15,450	4.9
Equity interests	27,210	7.7	20,541	6.5

Total	$351,381	100.0%	$314,749	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2017, the Company sold 117,354 shares for gross proceeds of $2.6 million at an average price of $22.49 for aggregate net proceeds of $2.6 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2017, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share payable on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$219,111	$—	$—	$—	$219,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $5.0 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of August 31, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	August 31, 2017	February 28, 2017
CLEO Communications Holding, LLC	$3,000	$—
GreyHeller LLC	2,000	2,000

Total	$5,000	$2,000

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At August 31, 2017, we had $219.1 million of borrowings outstanding, of which $10.0 million was outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2017 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.3 million to our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA INVESTMENT CORP.

Date: October 11, 2017	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer