Form 10-Q
period 2017-11-30
SARATOGA INVESTMENT CORP.
filed 2018-01-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 10, 2018 was 6,257,029.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	November 30, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $299,321,359 and $251,198,896, respectively)	$295,371,210	$242,531,514
Control investments (amortized cost of $38,943,193 and $49,283,536, respectively)	43,466,477	50,129,799

Total investments at fair value (amortized cost of $338,264,552 and $300,482,432, respectively)	338,837,687	292,661,313
Cash and cash equivalents	680,065	9,306,543
Cash and cash equivalents, reserve accounts	8,037,715	12,781,425
Interest receivable (net of reserve of $1,373,118 and $157,560, respectively)	3,288,960	3,294,450
Management and incentive fee receivable	266,005	171,106
Other assets	706,648	183,346
Receivable from unsettled trades	97,041	253,041

Total assets	$351,914,121	$318,651,224

LIABILITIES
Revolving credit facility	$1,000,000	$—
Deferred debt financing costs, revolving credit facility	(720,258)	(437,183)
SBA debentures payable	134,660,000	112,660,000
Deferred debt financing costs, SBA debentures payable	(2,666,620)	(2,508,280)
Notes payable	74,450,500	74,450,500
Deferred debt financing costs, notes payable	(2,414,200)	(2,689,511)
Base management and incentive fees payable	5,194,845	5,814,692
Accounts payable and accrued expenses	1,200,514	852,987
Interest and debt fees payable	1,982,347	2,764,237
Directors fees payable	—	51,500
Due to manager	380,770	397,505

Total liabilities	$213,067,898	$191,356,447

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 6,149,582 and 5,794,600 common shares issued and outstanding, respectively	$6,150	$5,795
Capital in excess of par value	198,211,630	190,483,931
Distribution in excess of net investment income	(26,649,881)	(27,737,348)
Accumulated net realized loss from investments and derivatives	(33,294,811)	(27,636,482)
Accumulated net unrealized appreciation (depreciation) on investments and derivatives	573,135	(7,821,119)

Total net assets	138,846,223	127,294,777

Total liabilities and net assets	$351,914,121	$318,651,224

NET ASSET VALUE PER SHARE	$22.58	$21.97

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016	For the nine months ended November 30, 2017	For the nine months ended November 30, 2016
INVESTMENT INCOME
Interest from investments
Non-control/Non-affiliate investments	$7,036,743	$6,787,898	$20,140,933	$19,969,849
Payment-in-kind interest income from Non-control/Non-affiliate investments	301,213	169,332	823,443	482,687
Control investments	1,017,821	498,599	3,849,287	1,587,925
Payment-in-kind interest income from Control investments	535,031	—	1,004,764	—

Total interest income	8,890,808	7,455,829	25,818,427	22,040,461
Interest from cash and cash equivalents	6,777	6,239	20,351	16,426
Management fee income	376,446	375,218	1,128,084	1,123,559
Incentive fee income	209,434	—	477,087	—
Other income	42,265	605,009	1,042,895	1,618,238

Total investment income	9,525,730	8,442,295	28,486,844	24,798,684

OPERATING EXPENSES
Interest and debt financing expenses	2,758,900	2,369,108	8,245,350	7,106,869
Base management fees	1,485,415	1,219,916	4,358,230	3,649,867
Professional fees	388,210	330,197	1,179,913	991,723
Administrator expenses	437,500	341,667	1,208,333	991,667
Incentive management fees	1,054,618	394,509	2,940,350	2,331,241
Insurance	64,577	68,985	196,907	210,301
Directors fees and expenses	43,000	66,000	154,000	192,422
General & administrative	299,627	224,579	784,071	741,743
Excise tax expense (credit)	—	—	(14,738)	—
Other expense	(21,628)	8,460	23,417	21,647

Total operating expenses	6,510,219	5,023,421	19,075,833	16,237,480

NET INVESTMENT INCOME	3,015,511	3,418,874	9,411,011	8,561,204

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments
Non-control/Non-affiliate investments	20,770	260,244	(5,722,049)	12,299,899
Control investments	166	—	63,720	—

Net realized gain (loss) from investments	20,936	260,244	(5,658,329)	12,299,899
Net change in unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	1,624,685	(968,359)	4,717,234	(11,019,005)
Control investments	(398,142)	(1,136,983)	3,677,020	290,883

Net change in unrealized appreciation (depreciation) on investments	1,226,543	(2,105,342)	8,394,254	(10,728,122)

Net gain (loss) on investments	1,247,479	(1,845,098)	2,735,925	1,571,777

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,262,990	$1,573,776	$12,146,936	$10,132,981

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.71	$0.27	$2.04	$1.77
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,040,311	5,727,933	5,952,086	5,735,443

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2017

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 212.7% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (L+10.00%), 11.49% Cash, 6/16/2022	$15,000,000	$14,860,121	$14,850,000	10.7%

		Total Building Products		14,860,121	14,850,000	10.7%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.49% Cash, 9/21/2021	$18,000,000	17,876,123	18,000,000	13.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	418,000	0.3%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.49% Cash, 9/10/2022	$4,858,971	4,815,474	4,858,971	3.5%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (L+7.00%), 8.49% Cash/2.00% PIK, 3/31/2022	$13,155,248	13,031,619	13,155,248	9.5%
CLEO Communications Holding, LLC (i)	Business Services	Delayed Draw Term Loan (L+7.00%), 8.49% Cash/2.00% PIK, 3/31/2022	$2,010,225	1,990,728	2,010,225	1.4%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.49% Cash, 6/1/2021	$15,000,000	14,896,990	14,827,500	10.7%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,298,364	3,317,160	2.4%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	469,507	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.99% Cash/1.00% PIK, 8/28/2021	$13,211,246	13,114,439	13,161,043	9.5%
FranConnect LLC (d)	Business Services	First Lien Term Loan (L+7.00%), 8.50% Cash, 5/26/2022	$14,500,000	14,432,349	14,438,428	10.4%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.49% Cash, 11/16/2021	$7,000,000	6,941,430	7,000,000	5.0%
GreyHeller LLC (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.49% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	729,000	0.5%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+4.50%), 5.99% Cash, 10/8/2021	$5,390,651	5,302,560	5,404,127	3.9%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.99% Cash, 10/8/2022	$3,000,000	2,930,542	2,937,510	2.1%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	730,911	0.5%
Identity Automation Systems	Business Services	First Lien Term Loan (L+9.50%), 10.99% Cash, 3/31/2021	$17,975,000	17,858,469	17,975,000	12.9%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 10.24% Cash, 7/20/2021	$16,888,731	16,863,690	16,888,731	12.2%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.49% Cash, 7/1/2022	$8,000,000	7,935,313	8,000,000	5.8%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,922,021	9,000,000	6.5%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	$11,571,437	11,528,660	11,571,437	8.3%
Vector Controls Holding Co., LLC (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	343	—	879,567	0.6%

		Total Business Services		163,321,387	165,772,365	119.3%

Targus Holdings, Inc. (g)	Consumer Products	Common Stock	210,456	1,791,242	293,450	0.2%

		Total Consumer Products		1,791,242	293,450	0.2%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	2,227	2,265,154	2,294,804	1.7%
My Alarm Center, LLC (g)	Consumer Services	Preferred Equity Class B Units	1,797	1,796,880	1,442,069	1.0%
My Alarm Center, LLC (g)	Consumer Services	Common Stock	96,224	—	—	0.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.74% Cash, 7/1/2019	$2,480,695	2,471,520	2,486,153	1.8%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.49% Cash, 7/1/2020	$11,000,000	10,972,589	11,003,300	7.9%

		Total Consumer Services		17,506,143	17,226,326	12.4%

C2 Educational Systems (d)	Education	First Lien Term Loan (L+8.50%), 10.00% Cash, 5/31/2020	$16,000,000	15,863,540	15,864,000	11.4%
M/C Acquisition Corp., L.L.C. (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (g)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,318,121	1,190,838	8,058	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750,000	750,000	910,433	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 11.24% Cash, 6/2/2021	$10,000,000	9,930,419	10,000,000	7.2%

		Total Education		27,765,038	26,782,491	19.3%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan 14.50% PIK, 7/17/2017	$9,358,694	9,352,763	7,924,942	5.7%
TM Restaurant Group L.L.C. (g)	Food and Beverage	Revolver 14.50% PIK, 7/17/2017	$413,954	413,954	350,536	0.3%

		Total Food and Beverage		9,766,717	8,275,478	6.0%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.49% Cash, 7/24/2019	$10,575,000	10,491,748	10,575,000	7.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	1,129,234	0.8%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.99% Cash, 1/31/2022	$10,500,000	10,409,140	10,500,000	7.6%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	267,202	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	$7,300,000	7,247,321	6,601,686	4.7%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (L+8.00%), 9.49% Cash, 10/10/2025	$2,083,333	2,062,715	2,062,500	1.5%
Pathway Partners Vet Management Company LLC (j)	Healthcare Services	Delayed Draw Term Loan (L+8.00%), 9.49% Cash, 10/10/2025	$—	—	—	0.0%
Roscoe Medical, Inc. (g)	Healthcare Services	Common Stock	5,081	508,077	507,987	0.4%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,167,542	4,168,500	3.0%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.25%), 5.74% Cash, 8/16/2023	$4,116,226	4,040,574	4,141,953	3.0%

		Total Healthcare Services		40,426,117	39,954,062	28.8%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,147,700	8,091,083	8,392,131	6.0%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,761,382	4,950,240	3.6%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	255,073	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,434,136	1.0%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,443,356	1.8%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	400,602	0.3%

		Total Media		13,352,465	17,875,538	12.9%

Elyria Foundry Company, L.L.C. (g)	Metals	Common Stock	60,000	9,685,029	3,494,400	2.5%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$847,100	847,100	847,100	0.6%

		Total Metals		10,532,129	4,341,500	3.1%

Sub Total Non-control/Non-affiliated investments				299,321,359	295,371,210	212.7%

Control investments - 31.3% (b)
Easy Ice, LLC (f)	Business Services	Preferred Equity 10.00% PIK	5,080,000	8,542,685	10,335,793	7.5%
Easy Ice, LLC (d), (f)	Business Services	Second Lien Term Loan (L+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	$16,817,328	16,708,812	16,817,328	12.1%

		Total Business Services		25,251,497	27,153,121	19.6%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 29.48%, 10/20/2025	$30,000,000	9,191,696	11,814,256	8.5%
Saratoga Investment Corp. Class F Note (a), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.99%, 10/20/2025	$4,500,000	4,500,000	4,499,100	3.2%

		Total Structured Finance Securities		13,691,696	16,313,356	11.7%

Sub Total Control investments				38,943,193	43,466,477	31.3%

TOTAL INVESTMENTS - 244.0% (b)				$338,264,552	$338,837,687	244.0%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.3% (b)
U.S. Bank Money Market (k)			$8,717,780	$8,717,780	$8,717,780	6.3%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$8,717,780	$8,717,780	$8,717,780	6.3%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $138,846,223 as of November 30, 2017.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 29.48% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2017 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales	Interest Income	Management and Incentive Fee Income	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$(11,307,678)	$2,814,092	$—	$63,720	$1,685,785
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,719,744	$1,605,171	$—	$1,991,685
Saratoga Investment Corp. Class F Note	$—	$—	$—	$320,215	$—	$—	$(450)

(g)	Non-income producing at November 30, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of November 30, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at November 30, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2017.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2017

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments - 190.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (L+8.00%), 9.05% Cash, 9/21/2021	$18,000,000	$17,857,818	$17,843,400	14.0%
Avionte Holdings, LLC (g)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (L+4.00%), 5.05% Cash, 9/10/2020	$5,611,666	5,582,551	5,639,163	4.4%
Courion Corporation	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 6/1/2021	$15,000,000	14,879,353	14,230,500	11.2%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (L+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,282,213	3,316,500	2.6%
Emily Street Enterprises, L.L.C. (g)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	394,544	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (L+11.50%), 12.55% (11.50% Cash/1.00% PIK), 8/28/2021	$13,111,929	13,000,581	13,111,929	10.2%
GreyHeller LLC	Business Services	First Lien Term Loan (L+11.00%), 12.05% Cash, 11/16/2021	$7,000,000	6,933,141	6,930,000	5.4%
GreyHeller LLC (i), (j)	Business Services	Delayed Draw Term Loan B (L+11.00%), 12.05% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (g)	Business Services	Common Stock	850,000	850,000	850,000	0.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (L+5.25%), 6.30% Cash, 10/8/2021	$5,947,481	5,857,960	5,947,481	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (L+9.50%), 10.55% Cash, 10/8/2022	$3,000,000	2,922,606	2,926,800	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (g)	Business Services	Common Stock Class A Units	232,616	232,616	386,143	0.3%
Identity Automation Systems	Business Services	Second Lien Term Loan (L+9.25%), 10.30% (9.25% Cash/1.75% PIK) 12/18/2020	$10,293,791	10,223,741	10,293,791	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (L+8.75%), 9.80% Cash, 7/20/2021	$17,777,730	17,692,307	17,777,730	14.0%
Microsystems Company	Business Services	Second Lien Term Loan (L+10.00%), 11.05% Cash, 7/1/2022	$8,000,000	7,927,489	7,964,800	6.3%
National Waste Partners	Business Services	First Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan, 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,819,270	8,778,186	8,819,270	6.9%
Vector Controls Holding Co., LLC (d), (g)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	327,200	0.3%

		Total Business Services		126,042,079	126,531,768	99.4%

Targus Holdings, Inc. (d), (g)	Consumer Products	Common Stock	210,456	1,791,242	29,241	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$234,630	234,630	234,630	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$703,889	703,889	703,889	0.6%

		Total Consumer Products		2,729,761	967,760	0.8%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (L+11.00%), 12.05% Cash, 7/9/2019	$9,375,000	9,359,492	7,061,250	5.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (L+5.25%), 6.50% Cash, 7/1/2019	$2,687,143	2,672,435	2,687,143	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (L+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,966,188	11,000,000	8.6%

		Total Consumer Services		22,998,115	20,748,393	16.3%

M/C Acquisition Corp., L.L.C. (d), (g)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (g), (h)	Education	Common Stock	750	750,000	919,680	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (L+9.75%), 10.80% Cash, 6/2/2021	$10,000,000	9,918,572	10,000,000	7.9%

		Total Education		11,892,603	10,927,767	8.6%

TM Restaurant Group L.L.C. (g)	Food and Beverage	First Lien Term Loan (L+8.50%), 9.75% Cash, 7/17/2017	$9,358,694	9,331,446	8,422,825	6.6%

		Total Food and Beverage		9,331,446	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (L+10.00%), 11.05% Cash, 7/24/2019	$11,100,000	10,977,689	10,940,160	8.6%
Censis Technologies, Inc. (g), (h)	Healthcare Services	Limited Partner Interests	999	999,000	886,772	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (L+8.50%), 9.55% Cash, 1/31/2022	$10,500,000	10,398,957	10,395,000	8.2%
Roscoe Medical, Inc. (d), (g)	Healthcare Services	Common Stock	5,081	508,077	680,823	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,155,827	4,179,000	3.3%
Ohio Medical, LLC (g)	Healthcare Services	Common Stock	5,000	500,000	288,800	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00%, 7/15/2021	$7,300,000	7,238,831	6,989,750	5.5%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (L+4.75%), 5.80% Cash, 8/17/2020	$4,136,911	4,085,888	4,183,658	3.3%

		Total Healthcare Services		38,864,269	38,543,963	30.3%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,462,482	8,376,876	8,462,482	6.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,751,258	4,800,000	3.8%
HMN Holdco, LLC (g)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	294,770	0.2%
HMN Holdco, LLC (g)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,706,410	1.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,961,310	2.3%
HMN Holdco, LLC (g)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	473,690	0.4%

		Total Media		13,628,134	18,698,662	14.6%

Elyria Foundry Company, L.L.C. (d), (g)	Metals	Common Stock	35,000	9,217,564	413,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	850,850	0.7%

Mercury Network, LLC	Real Estate	First Lien Term Loan (L+9.50%), 10.55% Cash, 8/24/2021	$15,773,875	15,644,382	15,773,875	12.4%
Mercury Network, LLC (g)	Real Estate	Common Stock	413,043	413,043	1,065,651	0.8%

		Total Real Estate		16,057,425	16,839,526	13.2%

Sub Total Non-control/Non-affiliated investments				251,198,896	242,531,514	190.5%

Control investments - 39.4% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity	5,080,000	8,000,000	8,000,000	6.3%
Easy Ice, LLC (d) (f)	Business Services	First Lien Term Loan (L+10.25%) 11.02% Cash, 1/15/2020	$26,680,000	26,464,162	26,680,000	20.9%

		Total Business Services		34,464,162	34,680,000	27.2%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (f)	Structured Finance Securities	Other/Structured Finance Securities 14.87%, 10/20/2025	$30,000,000	10,319,374	10,950,249	8.7%
Saratoga Investment Corp. Class F Note (a), (d), (f)	Structured Finance Securities	Other/Structured Finance Securities (L+8.50%), 9.55%, 10/20/2025	$4,500,000	4,500,000	4,499,550	3.5%

		Total Structured Finance Securities		14,819,374	15,449,799	12.2%

Sub Total Control investments				49,283,536	50,129,799	39.4%

TOTAL INVESTMENTS - 229.9% (b)				$300,482,432	$292,661,313	229.9%

			Principal	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 17.4% (b)
U.S. Bank Money Market (k)			$22,087,968	$22,087,968	$22,087,968	17.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			$22,087,968	$22,087,968	$22,087,968	17.4%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.3% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,294,777 as of February 28, 2017.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2017 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Redemptions	Sales	Interest Income	Management Fee Income	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$20,553,200	$—	$—	$217,362	$—	$—	$283,226
Saratoga Investment Corp. CLO 2013-1, Ltd.	$—	$—	$—	$1,941,914	$1,499,001	$—	$833,646
Saratoga Investment Corp. Class F Note	$4,500,000	$—	$—	$122,121	$—	$—	$(450)

(g)	Non-income producing at February 28, 2017.
(h)	Includes securities issued by an affiliate of the company.
(i)	The investment has an unfunded commitment as of February 28, 2017 (see Note 7 to the consolidated financial statements).
(j)	The entire commitment was unfunded at February 28, 2017. As such, no interest is being earned on this investment.
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2017.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended November 30, 2017	For the nine months ended November 30, 2016
INCREASE FROM OPERATIONS:
Net investment income	$9,411,011	$8,561,204
Net realized gain (loss) from investments	(5,658,329)	12,299,899
Net change in unrealized appreciation (depreciation) on investments	8,394,254	(10,728,122)

Net increase in net assets from operations	12,146,936	10,132,981

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions declared	(8,323,545)	(8,472,209)

Net decrease in net assets from shareholder distributions	(8,323,545)	(8,472,209)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	5,985,282	—
Stock dividend distribution	1,825,036	4,125,696
Repurchases of common stock	—	(3,256,613)
Offering costs	(82,263)	—

Net increase in net assets from capital share transactions	7,728,055	869,083

Total increase in net assets	11,551,446	2,529,855
Net assets at beginning of period	127,294,777	125,149,875

Net assets at end of period	$138,846,223	$127,679,730

Net asset value per common share	$22.58	$22.21

Common shares outstanding at end of period	6,149,582	5,748,247

Distribution in excess of net investment income	$(26,649,881)	$(26,128,907)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended November 30, 2017	For the nine months ended November 30, 2016
Operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$12,146,936	$10,132,981
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,637,083)	(433,609)
Net accretion of discount on investments	(481,356)	(408,557)
Amortization of deferred debt financing costs	741,195	775,707
Net realized (gain) loss from investments	5,658,329	(12,299,899)
Net change in unrealized (appreciation) depreciation on investments	(8,394,254)	10,728,122
Proceeds from sales and repayments of investments	45,554,971	94,691,232
Purchase of investments	(86,876,981)	(85,850,895)
(Increase) decrease in operating assets:
Interest receivable	5,490	(788,833)
Due from affiliate	—	(46,078)
Management and incentive fee receivable	(94,899)	(959)
Other assets	(389,811)	106,195
Receivable from unsettled trades	156,000	15,097
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(619,847)	338,491
Accounts payable and accrued expenses	491,660	(183,082)
Interest and debt fees payable	(781,890)	(453,760)
Payable for repurchases of common stock	—	(20,957)
Directors fees payable	(51,500)	19,500
Due to manager	(16,735)	59,603

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,589,775)	16,380,299

Financing activities
Borrowings on debt	46,500,000	9,000,000
Paydowns on debt	(23,500,000)	—
Payments of deferred debt financing costs	(1,204,517)	(644,845)
Proceeds from issuance of common stock	5,985,282	—
Payments of offering costs	(62,669)	—
Repurchases of common stock	—	(3,256,613)
Payments of cash dividends	(6,498,509)	(5,222,112)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,219,587	(123,570)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(13,370,188)	16,256,729
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	22,087,968	7,034,783

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$8,717,780	$23,291,512

Supplemental information:
Interest paid during the period	$8,286,045	$6,784,922
Cash paid for taxes	$69,502	$158,294
Supplemental non-cash information:
Payment-in-kind interest income	$1,637,083	$433,609
Net accretion of discount on investments	$481,356	$408,557
Amortization of deferred debt financing costs	$741,195	$775,707
Stock dividend distribution	$1,825,036	$4,125,696

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the nine months ended November 30, 2017.

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

As of November 30, 2017, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2017	November 30, 2016
Cash and cash equivalents	$680,065	$5,770,230
Cash and cash equivalents, reserve accounts	8,037,715	17,521,282

Total cash and cash equivalents, and cash and cash equivalents, reserve accounts	$8,717,780	$23,291,512

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

Payment-in-Kind Interest

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. At November 30, 2017, certain investments in two portfolio companies were on non-accrual status with a combined fair value of approximately $8.3 million, or 2.4% of the total fair value of our portfolio.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2017, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2017 and February 28, 2017, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606. Management is evaluating the impact of the standard on certain other income earned by the Company.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2017 (dollars in thousands), according to the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$9,001	$9,001
First lien term loans	—	—	185,661	185,661
Second lien term loans	—	—	99,427	99,427
Structured finance securities	—	—	16,313	16,313
Equity interests	—	—	28,436	28,436

Total	$—	$—	$338,838	$338,838

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net change in unrealized appreciation (depreciation) on investments	(9)	315	2,250	1,991	3,847	8,394
Purchases and other adjustments to cost	14	81,918	4,143	—	2,921	88,996
Sales and repayments	(773)	(13,228)	(27,023)	(1,128)	(3,403)	(45,555)
Net realized gain (loss) from investments	(54)	13	(7,530)	—	1,913	(5,658)
Restructures in	—	—	39,837	—	2,617	42,454
Restructures out	—	(42,454)	—	—	—	(42,454)

Balance as of November 30, 2017	$9,001	$185,661	$99,427	$16,313	$28,436	$338,838

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(9)	$452	$81	$1,991	$4,500	$7,015

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2016 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net change in unrealized appreciation (depreciation) on investments	2,221	(174)	290	20	(13,085)	(10,728)
Purchases and other adjustments to cost	56	69,671	10,996	4,500	1,470	86,693
Sales and redemptions	(4,571)	(54,033)	(19,500)	(2,082)	(14,505)	(94,691)
Net realized gain from investments	53	353	231	—	11,663	12,300

Balance as of November 30, 2016	$9,627	$160,460	$80,195	$15,266	$12,022	$277,570

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,075	$204	$(500)	$20	$(1,981)	$(1,182)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2017 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$9,001	Market Comparables	Third-Party Bid (%)	94.0% - 100.6%
First lien term loans	185,661	Market Comparables	Market Yield (%)	5.9% - 13.4%
			EBITDA Multiples (x)	3.0x - 5.5x
			Third-Party Bid (%)	100.1% - 100.3%
Second lien term loans	99,427	Market Comparables	Market Yield (%)	9.2% - 15.5%
			Third-Party Bid (%)	97.9% - 99.9%
			EBITDA Multiples (x)	5.0x
Structured finance securities	16,313	Discounted Cash Flow	Discount Rate (%)	8.5% - 14.0%
Equity interests	28,436	Market Comparables	EBITDA Multiples (x)	3.7x - 14.0x

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

The composition of our investments as of November 30, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$8,856	2.6%	$9,001	2.7%
First lien term loans	187,030	55.3	185,661	54.8
Second lien term loans	99,736	29.5	99,427	29.3
Structured finance securities	13,692	4.0	16,313	4.8
Equity interests	28,951	8.6	28,436	8.4

Total	$338,265	100.0%	$338,838	100.0%

The composition of our investments as of February 28, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,669	3.2%	$9,823	3.4%
First lien term loans	160,436	53.4	159,097	54.3
Second lien term loans	90,655	30.2	87,750	30.0
Structured finance securities	14,819	4.9	15,450	5.3
Equity interests	24,903	8.3	20,541	7.0

Total	$300,482	100.0%	$292,661	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2017. The significant inputs at November 30, 2017 for the valuation model include:

•	Default rates: 2.0%

•	Recovery rates: 35-70%

•	Discount rate: 14.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+350bps / $99.75

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended November 30, 2017 and November 30, 2016, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.7 million and $0.5 million in interest income, respectively, from Saratoga CLO. For the nine months ended November 30, 2017 and November 30, 2016, we accrued $1.1 million and $1.1 million in management fee income, respectively, and $1.7 million and $1.6 million in interest income, respectively, from Saratoga CLO. For the three and nine months ended November 30, 2017, we accrued $0.2 million and $0.5 million, respectively, related to the incentive management fee from Saratoga CLO. For the three and nine months ended November 30, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

As of November 30, 2017, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.8 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2017, Saratoga CLO had investments with a principal balance of $308.6 million and a weighted average spread over LIBOR of 4.0%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2017, the present value of the projected future cash flows of the subordinated notes was approximately $12.1 million, using a 14.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $52.2 million, management fees of $17.6 million, and incentive fees of $0.5 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2017 (unaudited) and February 28, 2017 and for the three and nine months ended November 30, 2017 (unaudited) and November 30, 2016 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	November 30, 2017	February 28, 2017
	(unaudited)
ASSETS
Investments
Fair Value Loans (amortized cost of $306,065,537 and $294,270,284, respectively)	$302,689,881	$292,437,930
Fair Value Other/Structured finance securities (cost of $3,531,218 and $3,531,218, respectively)	4,316	22,718

Total investments at fair value (amortized cost of $309,596,755 and $297,801,502 respectively)	302,694,197	292,460,648
Cash and cash equivalents	4,971,935	13,046,555
Receivable from open trades	5,502,706	1,505,000
Interest receivable	1,372,574	1,443,865
Other assets	—	6,049

Total assets	$314,541,412	$308,462,117

LIABILITIES
Interest payable	$1,180,464	$1,031,457
Payable from open trades	15,409,509	9,431,552
Accrued base management fee	34,329	34,221
Accrued subordinated management fee	137,315	136,885
Accrued incentive fee	94,361	—
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(70,593)	(77,383)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(327,726)	(359,249)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,045,630)	(1,161,590)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$327,812,029	$321,435,893

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(12,974,026)	(21,557,618)
Net gain (loss)	(296,841)	8,583,592

Total net assets	(13,270,617)	(12,973,776)

Total liabilities and net assets	$314,541,412	$308,462,117

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended November 30		For the nine months ended November 30
	2017	2016	2017	2016
INVESTMENT INCOME
Interest from investments	$4,178,651	$4,006,052	$12,307,120	$11,823,053
Interest from cash and cash equivalents	3,113	3,095	12,539	5,804
Other income	117,791	82,239	362,961	515,376

Total investment income	4,299,555	4,091,386	12,682,620	12,344,233

EXPENSES
Interest expense	3,461,049	2,457,705	10,396,665	9,347,508
Professional fees	78,048	39,694	131,155	79,120
Miscellaneous fee expense	36,350	25,974	66,309	48,365
Base management fee	75,289	167,592	225,617	541,763
Subordinated management fee	301,158	207,625	902,468	581,796
Incentive fees	209,434	—	477,087	—
Trustee expenses	41,025	30,871	115,740	95,398
Amortization expense	44,218	302,635	132,932	782,561
Loss on extinguishment of debt	—	6,641,915	—	6,641,915

Total expenses	4,246,571	9,874,011	12,447,973	18,118,426

NET INVESTMENT INCOME (LOSS)	52,984	(5,782,625)	234,647	(5,774,193)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain on investments	260,872	130,337	1,030,216	351,753
Net change in unrealized appreciation (depreciation) on investments	(202,856)	926,507	(1,561,704)	10,714,904

Net gain (loss) on investments	58,016	1,056,844	(531,488)	11,066,657

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$111,000	$(4,725,781)	$(296,841)	$5,292,464

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

November 30, 2017

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Spread	LIBOR Floor	PIK	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		6,692	$669,214	$40
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%	0.00%		18,975	1,897,538	114
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%	0.00%		14,813	964,466	4,162
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.75%	1.00%	1.34%	5.09%	5/28/2021	$1,979,884	1,979,013	1,978,241
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.00%	1.00%	1.32%	6.32%	6/15/2023	1,980,000	1,960,509	1,975,050
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	3.25%	1.00%	1.35%	4.60%	9/26/2021	1,940,025	1,930,926	1,693,215
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3.25%	1.00%	1.38%	4.63%	7/25/2021	2,427,437	2,425,364	2,357,648
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	4.50%	1.00%	1.33%	5.83%	2/24/2021	2,444,599	2,339,103	2,383,484
Agrofresh, Inc.	Food Services	Term Loan	Loan	4.75%	1.00%	1.34%	6.09%	7/30/2021	1,955,000	1,948,414	1,937,894
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3.00%	1.00%	1.35%	4.35%	3/11/2024	497,500	497,500	495,326
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	1.38%	5.63%	4/16/2021	398,056	397,150	399,051
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	2.75%	0.75%	1.35%	4.10%	8/25/2021	2,660,984	2,646,180	2,584,161
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	4.50%	1.00%	1.35%	5.85%	8/19/2021	2,878,259	2,868,884	2,874,661
Almonde, Inc. (Misys)	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	1.48%	4.98%	4/26/2024	997,500	992,816	996,522
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	3.00%	1.00%	1.33%	4.33%	1/31/2024	249,375	248,786	250,934
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	2.75%	1.00%	1.25%	4.00%	12/7/2023	496,250	493,924	495,982
APCO Holdings, Inc.	Automotive	Term Loan	Loan	6.00%	1.00%	1.35%	7.35%	1/31/2022	1,844,054	1,804,819	1,797,953
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	2.00%	0.00%	1.35%	3.35%	3/28/2024	1,612,143	1,612,143	1,618,688
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	4.25%	1.00%	1.24%	5.49%	3/20/2024	497,500	495,187	502,475
Argon Medical Devices, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3.75%	1.00%	1.34%	5.09%	10/28/2024	1,000,000	997,500	1,004,380
ASG Technologies Group, Inc.	High Tech Industries	Term Loan	Loan	4.75%	1.00%	1.35%	6.10%	7/31/2024	500,000	497,550	505,000
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	3.75%	1.00%	1.48%	5.23%	4/29/2022	1,969,830	1,965,966	1,989,528
Astoria Energy T/L B	Utilities	Term Loan	Loan	4.00%	1.00%	1.35%	5.35%	12/24/2021	1,458,457	1,445,778	1,463,022
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	2.75%	0.00%	1.35%	4.10%	8/4/2022	2,379,723	2,368,448	2,389,647
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B5	Loan	3.00%	1.00%	1.35%	4.35%	11/3/2023	519,512	515,048	521,377
Avantor, Inc.	Chemicals/Plastics	Term Loan	Loan	4.00%	1.00%	1.29%	5.29%	11/21/2024	2,000,000	1,970,000	2,002,920
Avaya, Inc.	Services: Business	Exit Term Loan	Loan	4.75%	1.00%	1.34%	6.09%	11/8/2024	1,000,000	990,000	985,540
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	2.25%	0.75%	1.28%	3.53%	3/21/2022	997,500	993,011	997,350
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	5.00%	1.00%	1.35%	6.35%	6/30/2021	2,970,000	2,950,694	2,894,265
Blount International, Inc.	Forest Products & Paper	Term Loan B	Loan	4.25%	1.00%	1.24%	5.49%	4/12/2023	500,000	498,780	504,585
Blucora, Inc.	High Tech Industries	Term Loan B	Loan	3.00%	1.00%	1.41%	4.41%	5/22/2024	933,333	928,675	936,255
BMC Software	Technology	Term Loan	Loan	4.00%	1.00%	1.33%	5.33%	9/12/2022	1,936,437	1,883,437	1,941,278
BMC Software T/L US	Technology	Term Loan	Loan	3.75%	1.00%	1.35%	5.10%	9/12/2022	585,494	576,235	585,828
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	3.00%	1.00%	1.28%	4.28%	12/18/2020	1,424,189	1,415,112	1,430,242
Broadstreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-1	Loan	3.75%	1.00%	1.35%	5.10%	11/8/2023	1,000,000	997,500	1,004,380
Cable One, Inc.	Telecommunications	Term Loan B	Loan	2.25%	0.00%	1.32%	3.57%	5/1/2024	498,750	498,187	498,750
California Resources Corporation	Oil & Gas	Term Loan	Loan	4.75%	1.00%	1.27%	6.02%	12/30/2022	1,000,000	980,000	982,760
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	4.50%	1.00%	1.35%	5.85%	6/15/2023	493,750	491,811	492,669
Canyon Valor Companies, Inc.	High Tech Industries	Term Loan B	Loan	4.25%	0.00%	1.33%	5.58%	6/16/2023	1,000,000	997,500	1,011,880
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	2.50%	1.00%	1.35%	3.85%	3/25/2024	484,168	481,881	485,137
Caraustar Industries Inc.	Forest Products & Paper	Term Loan B	Loan	5.50%	1.00%	1.33%	6.83%	3/14/2022	497,500	496,321	496,570
CareerBuilder, LLC	Services: Business	Term Loan	Loan	6.75%	1.00%	1.33%	8.08%	7/31/2023	2,500,000	2,429,964	2,418,750
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	4.00%	1.00%	1.33%	5.33%	12/20/2023	1,488,750	1,475,555	1,498,055
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	2.25%	1.00%	1.35%	3.60%	5/20/2021	421,036	419,907	423,142
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	4.25%	1.00%	1.24%	5.49%	6/7/2023	1,464,371	1,449,727	1,392,441
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	2.75%	0.00%	1.35%	4.10%	1/31/2025	3,000,000	2,992,778	2,872,500
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	3.00%	0.00%	1.35%	4.35%	2/1/2024	247,348	246,862	249,359
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	2.00%	0.00%	1.35%	3.35%	1/3/2021	1,597,024	1,592,194	1,601,624
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	2.75%	1.00%	1.48%	4.23%	12/31/2019	612,172	602,823	595,448
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3.00%	1.00%	1.48%	4.48%	1/27/2021	1,133,925	1,102,761	1,085,880
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3.50%	1.00%	1.34%	4.84%	7/29/2021	1,949,798	1,934,085	1,919,576
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	3.00%	1.00%	1.35%	4.35%	10/24/2022	1,955,287	1,945,009	1,879,520
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	1.00%	1.35%	5.60%	10/21/2021	1,942,500	1,868,083	1,555,224
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	3.75%	1.00%	1.35%	5.10%	8/11/2022	1,418,750	1,413,585	1,404,563
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3.00%	1.00%	1.35%	4.35%	10/5/2023	499,385	496,966	490,541
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	4.50%	1.00%	1.46%	5.96%	8/17/2022	1,436,782	1,420,943	1,020,115
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	1.35%	5.60%	12/1/2021	1,458,919	1,449,392	1,457,708
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	3.50%	1.00%	1.35%	4.85%	12/13/2023	2,034,625	2,034,536	2,048,623
Culligan International Company-T/L	Utilities	Incremental Term Loan B	Loan	3.50%	1.00%	1.35%	4.85%	12/13/2023	500,000	499,395	503,440
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3.25%	1.00%	1.35%	4.60%	12/23/2020	448,889	446,756	387,248
Cypress Intermediate Holdings III, Inc.	Services: Business	Term Loan B	Loan	3.00%	1.00%	1.35%	4.35%	4/29/2024	498,750	497,567	499,373
Daseke Companies, Inc.	Transportation	Term Loan	Loan	5.00%	1.00%	1.41%	6.41%	2/27/2024	1,995,607	1,982,837	1,994,768
Dell International L.L.C.	High Tech Industries	Term Loan (01/17)	Loan	2.00%	0.75%	1.35%	3.35%	9/7/2023	1,500,000	1,498,865	1,500,105
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3.00%	1.00%	1.35%	4.35%	2/1/2024	1,500,000	1,497,143	1,507,185
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	10.00%	1.00%	1.35%	11.35%	7/29/2021	33,047	33,047	33,874
DHX Media Ltd.	Media	Term Loan	Loan	3.75%	1.00%	1.35%	5.10%	12/29/2023	498,750	496,395	499,064
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.25%	1.00%	1.35%	4.60%	6/8/2020	488,750	487,541	484,068
Dole Food Company, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	2.75%	1.00%	1.31%	4.06%	4/8/2024	496,875	494,564	498,326
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.25%	1.00%	1.35%	4.60%	11/19/2020	2,863,470	2,842,651	2,854,535
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3.25%	1.00%	1.48%	4.73%	11/4/2021	1,947,613	1,939,606	1,912,556
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.25%	1.00%	1.33%	5.58%	2/21/2024	1,481,288	1,381,599	1,492,397
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	4.75%	1.00%	1.33%	6.08%	8/28/2024	2,000,000	1,980,464	2,005,000
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	4.50%	1.00%	1.35%	5.85%	7/2/2020	423,861	415,001	175,110
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	1.00%	1.00%	6.50%	7.50%	7/2/2020	954,307	938,252	13,837
EIG Investors Corp.	High Tech Industries	Term Loan	Loan	4.00%	1.00%	1.46%	5.46%	2/9/2023	492,054	490,824	495,129
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	4.00%	1.00%	1.33%	5.33%	5/14/2021	991,628	985,743	987,494
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.50%	1.00%	1.35%	4.85%	8/1/2021	480,295	478,943	482,696
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	4.25%	0.75%	1.38%	5.63%	4/29/2024	997,500	992,740	1,003,375
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	2.75%	0.00%	1.35%	4.10%	8/12/2020	225,000	224,206	226,246
Equian, LLC	Services: Business	Term Loan B	Loan	3.75%	1.00%	1.29%	5.04%	5/20/2024	1,995,000	1,982,980	2,007,469
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3.75%	1.25%	1.36%	5.11%	7/9/2019	947,625	944,801	858,387
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3.75%	1.00%	1.33%	5.08%	1/15/2021	2,845,207	2,834,102	2,864,782
Extreme Reach, Inc.	Media	Term Loan B	Loan	6.25%	1.00%	1.34%	7.59%	2/7/2020	2,718,750	2,699,558	2,702,900
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	3.75%	1.00%	1.35%	5.10%	4/15/2021	2,296,974	2,290,349	2,311,697
FinCo I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	2.75%	0.00%	0.00%	2.75%	6/14/2022	500,000	498,848	505,250
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	2.25%	0.00%	1.31%	3.56%	4/26/2024	1,741,492	1,659,279	1,741,805
First Eagle Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3.00%	0.75%	1.36%	4.36%	12/1/2022	1,475,047	1,465,760	1,486,110
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	3.50%	1.00%	1.35%	4.85%	7/1/2020	1,409,751	1,393,394	1,429,135
Frontier Communications Corporation	Telecommunications	Term Loan B	Loan	3.75%	0.75%	1.34%	5.09%	6/17/2024	1,995,000	1,904,428	1,899,001
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	4.25%	0.75%	1.50%	5.75%	3/4/2019	2,047,169	2,044,907	1,897,050
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.25%	1.33%	5.33%	5/26/2020	3,125,063	3,119,213	3,128,001
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	4.50%	1.00%	1.33%	5.83%	6/20/2022	497,500	493,267	497,500
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	2.00%	0.00%	1.27%	3.27%	4/30/2019	1,833,333	1,824,919	1,837,147
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	3.00%	1.00%	1.35%	4.35%	8/18/2023	994,962	990,319	995,380
Hargray Communications Group, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	1.35%	4.35%	2/9/2022	997,500	995,040	997,191
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	4.75%	1.00%	1.32%	6.07%	11/3/2023	1,961,082	1,948,503	1,966,592
HD Supply Waterworks, Ltd.	Construction & Building	Term Loan	Loan	3.00%	1.00%	1.46%	4.46%	8/1/2024	500,000	498,803	502,815
Heartland Dental, LLC	Services: Consumer	Term Loan	Loan	4.75%	1.00%	1.34%	6.09%	7/31/2023	3,000,000	2,985,324	3,039,390
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3.75%	1.00%	1.33%	5.08%	6/3/2024	475,821	473,827	478,557
Helix Acquisition Holdings, Inc.	Utilities	Term Loan B	Loan	4.00%	1.00%	1.33%	5.33%	9/30/2024	1,000,000	995,075	1,009,380
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	4.50%	1.00%	1.33%	5.83%	10/8/2021	1,345,968	1,297,550	1,349,332
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3.50%	0.00%	1.35%	4.85%	2/14/2024	2,481,250	2,492,514	2,360,289
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	5.50%	0.75%	1.24%	6.74%	2/15/2023	1,925,000	1,912,772	1,918,590
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	3.50%	1.00%	1.24%	4.74%	12/10/2021	244,962	243,231	246,493
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	4.25%	1.00%	1.38%	5.63%	3/15/2024	957,198	952,412	961,984
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	4.50%	1.00%	1.33%	5.83%	11/21/2023	992,500	995,827	998,703
Hostess Brands, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	2.25%	0.75%	1.35%	3.60%	8/3/2022	1,482,559	1,478,894	1,484,101
HUB International Limited	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.00%	1.00%	1.41%	4.41%	10/2/2022	216	216	217
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	3.25%	1.00%	1.35%	4.60%	6/30/2021	418,923	417,231	421,253
Hyland Software, Inc.	High Tech Industries	Term Loan B	Loan	3.25%	0.75%	1.35%	4.60%	7/1/2022	997,494	995,010	1,006,222
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	1.00%	1.38%	5.38%	4/29/2022	1,872,588	1,852,507	1,888,186
ICSH Parent, Inc.	Containers/Glass Products	Term Loan	Loan	3.50%	1.00%	1.38%	4.88%	4/29/2024	847,059	843,042	850,235
ICSH Parent, Inc.	Containers/Glass Products	Delayed Draw Term Loan	Loan	3.50%	1.00%	1.48%	4.98%	4/29/2024	59,245	59,245	59,467
Idera, Inc.	High Tech Industries	Term Loan B	Loan	5.00%	1.00%	1.35%	6.35%	6/28/2024	1,686,682	1,669,815	1,686,682
IG Investments Holdings, LLC	Services: Business	Term Loan	Loan	3.50%	1.00%	1.39%	4.89%	10/29/2021	3,423,936	3,404,509	3,445,336
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	2.75%	1.00%	1.33%	4.08%	2/1/2022	1,601,753	1,589,416	1,599,750
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3.50%	1.00%	1.33%	4.83%	8/5/2022	483,195	482,323	484,176
Inmar, Inc.	Services: Business	Term Loan B	Loan	3.50%	1.00%	1.42%	4.92%	5/1/2024	498,750	493,978	499,583
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3.22%	1.00%	1.35%	4.57%	3/5/2021	832,627	832,627	479,802
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	5.00%	1.00%	1.38%	6.38%	5/9/2022	874,524	871,494	807,841
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	3.25%	1.00%	1.33%	4.58%	2/2/2024	2,394,000	2,383,432	2,385,525
Koosharem, LLC	Services: Business	Term Loan	Loan	6.50%	1.00%	1.33%	7.83%	5/15/2020	2,912,638	2,899,212	2,798,549
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	5.38%	1.00%	1.35%	6.72%	11/25/2022	2,811,486	2,762,882	2,811,486
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	3.25%	1.00%	1.35%	4.60%	12/1/2023	496,250	494,144	498,111
Legalzoom.com, Inc.	Services: Consumer	Term Loan B	Loan	4.50%	1.00%	1.44%	5.94%	11/21/2024	1,000,000	990,000	997,500
Lighthouse Network	Utilities	Term Loan C	Loan	4.50%	1.00%	1.35%	5.85%	1/30/2024	1,000,000	995,000	995,000
Lightstone Generation T/L C	Utilities	Term Loan B Refinancing	Loan	4.50%	1.00%	1.35%	5.85%	1/30/2024	930,362	913,161	932,781
Lightstone Generation T/L B	Utilities	Term Loan C	Loan	4.50%	1.00%	1.35%	5.85%	1/30/2024	57,971	56,898	58,122
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	4.00%	1.00%	1.28%	5.28%	2/15/2024	497,500	492,585	490,660
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.25%	1.00%	1.35%	5.60%	7/15/2024	493,750	488,964	494,984
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	2.25%	0.00%	1.33%	3.58%	9/23/2024	1,745,625	1,741,435	1,749,256
McAfee, LLC	Services: Business	Term Loan B	Loan	4.50%	1.00%	1.33%	5.83%	9/30/2024	2,000,000	1,980,354	2,008,760
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	4.00%	1.00%	1.35%	5.35%	5/4/2022	987,500	983,908	988,033
MHVC Acquisition Corp.	Aerospace and Defense	Term Loan	Loan	5.25%	1.00%	1.35%	6.60%	4/29/2024	1,995,000	1,985,319	2,013,713
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2.75%	1.00%	1.35%	4.10%	1/30/2023	2,665,882	2,653,444	2,643,675
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3.75%	1.00%	1.32%	5.07%	9/13/2024	1,475,684	1,469,848	1,468,305
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	2.75%	1.00%	1.33%	4.08%	8/18/2021	242,542	241,810	242,695
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3.00%	0.75%	1.42%	4.42%	8/15/2024	1,000,000	995,768	1,001,250
Milacron T/L B	Capital Equipment	Term Loan B	Loan	2.75%	0.00%	1.35%	4.10%	9/28/2023	1,985,000	1,981,704	1,986,251
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	4.00%	1.00%	1.33%	5.33%	8/16/2023	990,000	981,217	993,713
Mister Car Wash T/L	Automotive	Term Loan	Loan	3.75%	1.00%	1.38%	5.13%	8/20/2021	1,487,628	1,482,563	1,491,347
MRC Global (US) Inc.	Metals & Mining	Term Loan B	Loan	3.50%	1.00%	1.35%	4.85%	9/20/2024	500,000	498,768	502,500
Navistar, Inc.	Automotive	Term Loan B	Loan	3.50%	1.00%	1.25%	4.75%	11/6/2024	2,000,000	1,990,063	2,005,840
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	6.25%	1.00%	1.35%	7.60%	6/4/2020	4,141,573	4,121,968	4,144,182
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6.50%	1.00%	1.35%	7.85%	12/21/2020	1,915,053	1,798,718	749,264
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	5.00%	1.00%	1.34%	6.34%	10/16/2022	1,965,000	1,950,402	1,886,400
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	8.50%	1.00%	1.34%	9.84%	10/16/2023	1,000,000	991,987	940,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	3.50%	1.00%	1.34%	4.84%	4/19/2024	498,750	498,138	501,244
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3.50%	1.00%	1.33%	4.83%	8/14/2021	1,754,162	1,749,377	1,765,125
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3.50%	1.00%	1.35%	4.85%	11/23/2022	1,241,247	1,236,607	1,252,108
Office Depot, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	7.00%	1.00%	1.24%	8.24%	11/8/2022	2,500,000	2,425,581	2,487,500
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	4.00%	1.00%	1.33%	5.33%	6/7/2019	3,037,274	3,032,894	3,040,129
OpenLink International, LLC	Services: Business	Term B Loan	Loan	6.50%	1.25%	1.31%	7.81%	7/29/2019	2,890,820	2,889,135	2,901,661
P.F. Chang’s China Bistro, Inc.	Food/Drug Retailers	Term B Loan	Loan	5.00%	1.00%	1.51%	6.51%	9/1/2022	2,000,000	1,983,021	1,860,000
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	4.00%	1.00%	1.40%	5.40%	10/30/2020	962,500	960,014	940,045
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3.00%	1.00%	1.34%	4.34%	3/11/2022	975,000	971,086	838,013
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	5.25%	1.00%	1.35%	6.60%	9/29/2020	2,774,194	2,762,490	2,762,070
Pike Corporation	Construction & Building	Term Loan B	Loan	3.50%	1.00%	1.35%	4.85%	9/20/2024	498,750	496,320	505,398
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3.00%	0.75%	1.35%	4.35%	3/31/2021	2,374,353	2,368,360	2,386,225
Plastipak Packaging, Inc	Containers/Glass Products	Term Loan B	Loan	2.75%	1.00%	1.27%	4.02%	10/14/2024	1,000,000	995,063	1,004,750
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	5.25%	1.00%	1.35%	6.60%	9/27/2023	1,587,333	1,568,052	1,599,238
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	5.25%	1.25%	1.35%	6.60%	7/1/2019	3,072,812	3,074,884	3,074,748
Presidio, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	1.35%	4.60%	2/2/2022	1,964,615	1,912,468	1,977,503
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	2.75%	0.75%	1.35%	4.10%	1/26/2024	440,434	439,472	442,566
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	2.75%	1.00%	1.35%	4.10%	5/2/2022	1,975,112	1,966,007	1,988,484
Project Leopard Holdings, Inc.	High Tech Industries	Term Loan	Loan	5.50%	1.00%	1.33%	6.83%	7/7/2023	500,000	498,773	503,125
Rackspace Hosting, Inc.	High Tech Industries	Term Loan B	Loan	3.00%	1.00%	1.38%	4.38%	11/3/2023	500,000	498,755	499,220
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	3.50%	1.00%	1.35%	4.85%	5/2/2024	1,496,250	1,496,250	1,501,861
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	3.25%	1.00%	1.35%	4.60%	10/1/2021	909,054	906,782	913,600
Red Ventures, LLC	High Tech Industries	Term Loan	Loan	4.00%	0.00%	1.33%	5.33%	11/8/2024	1,000,000	990,038	994,690
Research Now Group, Inc	Media	Term Loan B	Loan	4.50%	1.00%	1.33%	5.83%	3/18/2021	2,004,470	1,997,772	1,994,448
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3.25%	1.00%	1.33%	4.58%	4/29/2022	724,665	724,665	732,817
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	3.00%	0.00%	1.35%	4.35%	2/3/2023	1,747,926	1,747,926	1,755,424
RGIS Services, LLC	Services: Business	Term Loan	Loan	7.50%	1.00%	1.33%	8.83%	3/31/2023	497,500	490,583	463,546
Robertshaw US Holding Corp.	Consumer Goods: Durable	Term Loan	Loan	4.50%	1.00%	1.25%	5.75%	8/12/2024	500,000	496,355	503,125
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	2.50%	0.75%	1.35%	3.85%	7/2/2021	1,451,250	1,447,313	1,455,792
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	4.25%	1.00%	1.35%	5.60%	6/1/2023	2,223,116	2,122,032	2,243,968
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	3.50%	0.00%	1.35%	4.85%	1/31/2025	2,500,000	2,487,907	2,501,950
Sally Holdings, LLC	Retail	Term Loan B1	Loan	2.50%	0.00%	1.38%	3.88%	7/5/2024	1,000,000	995,155	997,500
Sally Holdings, LLC	Retail	Term Loan (Fixed)	Loan	4.50%	0.00%	1.38%	5.88%	7/5/2024	1,000,000	995,164	997,500
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	4.00%	1.00%	1.35%	5.35%	3/27/2021	965,000	962,482	911,124
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	4.25%	1.00%	1.35%	5.60%	10/31/2022	2,352,332	2,319,885	2,360,166
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3.00%	1.00%	1.33%	4.33%	2/21/2021	969,773	924,735	749,838
SG Acquisition, Inc. (Safe Guard)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	5.00%	1.00%	1.33%	6.33%	3/29/2024	1,975,000	1,956,875	1,960,187
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3.94%	1.00%	1.33%	5.27%	6/30/2021	970,000	968,536	963,938
Sitel Worldwide	Telecommunications	Term Loan	Loan	5.50%	1.00%	1.38%	6.88%	9/18/2021	1,960,000	1,946,630	1,956,727
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	4.00%	1.00%	1.48%	5.48%	2/2/2024	1,995,000	1,993,026	1,990,850
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3.75%	1.00%	1.35%	5.10%	12/10/2020	206,389	206,111	207,163
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3.75%	1.00%	1.35%	5.10%	12/10/2020	1,169,537	1,167,961	1,173,923
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3.25%	1.00%	1.33%	4.58%	9/30/2022	1,935,910	1,927,542	1,935,097
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	3.25%	1.00%	1.44%	4.69%	3/15/2024	2,517,804	2,497,084	2,536,687
Staples, Inc.	Retail	Term Loan B	Loan	4.00%	1.00%	1.31%	5.31%	8/15/2024	2,000,000	1,995,041	1,913,580
Steak ‘n Shake Operations, Inc.	Food Services	Term Loan	Loan	3.75%	1.00%	1.35%	5.10%	3/19/2021	847,491	843,134	771,217
Survey Sampling International	Services: Business	Term Loan B	Loan	4.00%	1.00%	4.25%	8.25%	12/16/2020	2,700,965	2,689,404	2,700,965
Sybil Software LLC	High Tech Industries	Term Loan B	Loan	2.75%	1.00%	1.31%	4.06%	9/29/2023	962,813	958,108	968,676
Syncsort Incorporated	High Tech Industries	Term Loan B	Loan	5.00%	1.00%	1.36%	6.36%	8/16/2024	2,000,000	1,980,439	1,948,340
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	4.00%	1.00%	1.35%	5.35%	9/30/2024	2,000,000	1,997,570	2,002,500
Townsquare Media, Inc.	Media	Term Loan B	Loan	3.00%	1.00%	1.42%	4.42%	4/1/2022	911,712	907,766	911,429
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	3.00%	0.75%	1.35%	4.35%	2/28/2020	4,200,623	4,207,721	4,219,273
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	4.50%	0.00%	1.42%	5.92%	1/25/2024	1,990,013	1,981,185	2,019,863
TRC Companies, Inc.	Services: Business	Term Loan	Loan	4.00%	1.00%	1.28%	5.28%	6/21/2024	3,000,000	2,985,656	3,001,890
Truck Hero, Inc. (Tectum Holdings)	Transportation	Term Loan B	Loan	4.00%	1.00%	1.33%	5.33%	4/22/2024	2,995,000	2,970,996	2,991,256
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	4.00%	1.00%	1.25%	5.25%	4/13/2023	495,000	487,926	501,806
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3.50%	1.00%	1.33%	4.83%	7/10/2020	787,846	788,759	796,378
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	2.50%	0.00%	1.34%	3.84%	7/1/2022	2,940,281	2,925,589	2,947,632
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	2.75%	1.00%	1.35%	4.10%	3/15/2024	2,862,450	2,845,791	2,841,382
UOS, LLC (Utility One Source)	Capital Equipment	Term Loan B	Loan	5.50%	1.00%	1.35%	6.85%	4/18/2023	598,750	596,590	611,473
UPC Broadband Holding B.V.	Media, Broadcasting & Subscription	Term Loan	Loan	2.50%	0.00%	1.25%	3.75%	1/15/2026	1,000,000	998,760	1,000,830
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3.50%	0.75%	1.25%	4.75%	4/1/2022	976,339	976,339	989,275
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3.50%	0.75%	1.32%	4.82%	6/3/2024	498,750	496,430	503,738
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3.50%	1.00%	1.35%	4.85%	2/13/2023	860,245	840,130	862,396
Washington Inventory Service	High Tech Industries	U.S. Term Loan (First Lien)	Loan	6.00%	0.00%	1.32%	7.32%	6/8/2020	1,111,056	1,123,172	980,507
Weight Watchers International, Inc.	Services: Consumer	Term Loan B	Loan	4.75%	0.75%	1.48%	6.23%	11/29/2024	2,000,000	1,960,000	1,966,880
Western Dental Services, Inc.	Retail	Term Loan B	Loan	5.25%	1.00%	1.35%	6.60%	6/30/2023	2,495,000	2,477,137	2,505,928
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	2.00%	0.75%	1.31%	3.31%	4/28/2023	1,580,060	1,533,109	1,583,836
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	4.00%	0.75%	1.27%	5.27%	3/29/2021	888,561	881,085	835,247
Wirepath LLC	Consumer Goods: Non-durable	Term Loan	Loan	5.25%	1.00%	1.33%	6.58%	8/5/2024	1,000,000	998,418	1,005,000
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	3.00%	0.00%	1.35%	4.35%	12/7/2023	744,375	733,437	748,566
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	4.00%	1.00%	1.38%	5.38%	6/27/2022	2,500,000	2,487,810	2,512,500
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	4.25%	1.00%	1.35%	5.60%	8/16/2023	995,000	990,405	1,001,219

										$309,596,755	$302,694,197

									Principal	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									$4,971,935	$4,971,935	$4,971,935

Total cash and cash equivalents									$4,971,935	$4,971,935	$4,971,935

(a) Included within cash and cash equivalents in Saratoga CLO’s statements of assets and liabilities as of November 30, 2017.

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

For the three months ended November 30, 2017 and November 30, 2016, the Company incurred $1.5 million and $1.2 million in base management fees, respectively. For the three months ended November 30, 2017 and November 30, 2016, the Company incurred $0.8 million and $0.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2017, the Company accrued $0.3 million in incentive fees related to capital gains. For the three months ended November 30, 2016, there was a reduction of $0.4 million in incentive fees related to capital gains. For the nine months ended November 30, 2017 and November 30, 2016, the Company incurred $4.4 million and $3.6 million in base management fees, respectively. For the nine months ended November 30, 2017 and November 30, 2016, the Company incurred $2.5 million and $2.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2017 and November 30, 2016, the Company accrued $0.4 million and $0.1 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2017, the base management fees accrual was $1.5 million and the incentive fees accrual was $3.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2017 and November 30, 2016, we recognized $0.4 million and $0.3 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2017 and November 30, 2016, we recognized $1.2 million and $1.0 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the nine months ended November 30, 2017 and November 30, 2016, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 284.0% as of November 30, 2017 and 271.0% as of February 28, 2017.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025 (unless terminated sooner upon certain events);

•	reduce the floor on base rate borrowings from 2.25% to 2.00%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

As of November 30, 2017 and February 28, 2017, there was $1.0 million and $0.0, respectively, of outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended November 30, 2017 and November 30, 2016, we recorded $0.2 million and $0.1 million of interest expense, respectively. For the nine months ended November 30, 2017 and November 30, 2016, we recorded $0.7 million and $0.3 million of interest expense, respectively. For the three months ended November 30, 2017 and November 30, 2016, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. For the nine months ended November 30, 2017 and November 30, 2016, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. The weighted average interest rates during the three and nine months ended November 30, 2017 on the outstanding borrowings under the Credit Facility were 6.05% and 5.97%, respectively. During the three and nine months ended November 30, 2017, the average dollar amount of outstanding borrowings under the Credit Facility was $6.0 million and $9.3 million, respectively. During the three and nine months ended November 30, 2016, there were no outstanding borrowings under the Credit Facility.

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

Our borrowing base under the Credit Facility was $31.8 million subject to the Credit Facility cap of $45.0 million at November 30, 2017. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2017 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2017, as filed with the SEC on October 11, 2017. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2017, we have funded SBIC LP with $75.0 million of equity capital, and have $134.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2017 and February 28, 2017, there was $134.7 million and $112.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.6 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2017 and November 30, 2016, we recorded $1.1 million and $0.9 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2017 and November 30, 2016, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the three months ended November 30, 2017 and November 30, 2016 on the outstanding borrowings of the SBA debentures was 3.14% and 3.08%, respectively. For the nine months ended November 30, 2017 and November 30, 2016, we recorded $3.0 million and $2.5 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2017 and November 30, 2016, we recorded $0.4 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. The weighted average interest rate during the nine months ended November 30, 2017 and November 30, 2016 on the outstanding borrowings of the SBA debentures was 3.12% and 3.12%, respectively. During the three and nine months ended November 30, 2017, the average dollar amount of SBA debentures outstanding was $134.7 million and $127.8 million, respectively. During the three and nine months ended November 30, 2016, the average dollar amount of SBA debentures outstanding was $110.7 million and $106.0 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of November 30, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of November 30, 2017, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of November 30, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $78.3 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the three and nine months ended November 30, 2017, we recorded $1.3 million and $3.8 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. As of February 28, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.1 million, respectively. For the three and nine months ended November 30, 2016, we recorded $1.2 million and $3.5 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2020 Notes. During the three and nine months ended November 30, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million. During the three and nine months ended November 30, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$210,111	$—	$—	$—	$210,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $5.9 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	November 30, 2017	February 28, 2017
CLEO Communications Holding, LLC	$3,000	$—
GreyHeller LLC	2,000	2,000
Pathway Partners Vet Management Company LLC	917	—

Total	$5,917	$2,000

Note 8. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2017 and November 30, 2016, we incurred $0.04 million and $0.07 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2017 and November 30, 2016, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2017 and February 28, 2017, $0.0 and $0.05 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2017, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2017, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2017, the Company sold 266,113 shares for gross proceeds of $6.0 million at an average price of $22.49 for aggregate net proceeds of $5.9 million (net of transaction costs).

Note 10. Summarized Financial Information of Our Unconsolidated Subsidiary

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that one of its portfolio companies, Easy Ice, LLC (“Easy Ice”) is not a significant subsidiary for the three months ended November 30, 2017 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X, but was a significant subsidiary for the year ended February 28, 2017. Accordingly, audited financial information for the year ended December 31, 2016 and as of December 31, 2016 has been included as follows (in thousands):

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended November 30, 2017 and November 30, 2016 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and diluted	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Net increase in net assets resulting from operations	$4,263	$1,574	$12,147	$10,133
Weighted average common shares outstanding	6,040,311	5,727,933	5,952,086	5,735,443
Weighted average earnings per common share	$0.71	$0.27	$2.04	$1.77

Note 12. Dividend

On August 28, 2017, the Company declared a dividend of $0.48 per share which was paid on September 26, 2017, to common stockholders of record as of September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the nine months ended November 30, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
August 28, 2017	September 15, 2017	September 26, 2017	$0.48	$2,866
May 30, 2017	June 15, 2017	June 27, 2017	$0.47	$2,792
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	$2,666

Total dividends declared			$1.41	$8,324

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared for the nine months ended November 30, 2016 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 5, 2016	October 31, 2016	November 9, 2016	$0.44	$2,509
August 8, 2016	August 24, 2016	September 5, 2016	$0.20	$1,151
July 7, 2016	July 29, 2016	August 9, 2016	$0.43	$2,466
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	$2,346

Total dividends declared			$1.48	$8,472

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 13. Financial Highlights

The following is a schedule of financial highlights for the nine months ended November 30, 2017 and November 30, 2016:

	November 30, 2017	November 30, 2016
Per share data:
Net asset value at beginning of period	$21.97	$22.06
Net investment income(1)	1.58	1.49
Net realized and unrealized gains and losses on investments	0.46	0.28

Net increase in net assets from operations	2.04	1.77
Distributions declared from net investment income	(1.41)	(1.48)

Total distributions to stockholders	(1.41)	(1.48)
Dilution(4)	(0.02)	(0.14)
Net asset value at end of period	$22.58	$22.21
Net assets at end of period	$138,846,223	$127,679,730
Shares outstanding at end of period	6,149,582	5,748,247
Per share market value at end of period	$22.30	$20.18
Total return based on market value(2)	4.96%	56.98%
Total return based on net asset value(3)	10.00%	11.37%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	10.21%	9.54%
Ratio of operating expenses to average net assets(7)	7.95%	7.10%
Ratio of incentive management fees to average net assets(6)	2.23%	1.83%
Ratio of interest and debt financing expenses to average net assets(7)	8.30%	7.42%
Ratio of total expenses to average net assets(8)	18.48%	16.35%
Portfolio turnover rate(5)	14.08%	31.25%
Asset coverage ratio per unit(6)	2,840	3,066
Average market value per unit:
Credit Facility(9)	N/A	N/A
SBA Debentures(9)	N/A	N/A
2020 Notes	N/A	25.35
2023 Notes	26.10	N/A

(1)	Net investment income per share is calculated using the weighted average shares outstanding during the period.
(2)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(3)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 12, Dividend.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(6)	Ratios are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On November 29, 2017, the Company declared a dividend of $0.49 per share payable on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of November 30, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2017, the Company sold 266,113 shares for gross proceeds of $6.0 million at an average price of $22.49 for aggregate net proceeds of $5.9 million (net of transaction costs).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606. Management is evaluating the impact of the standard on certain other income earned by the Company.

Portfolio and investment activity

Corporate Debt Portfolio Overview

	At November 30, 2017	At February 28, 2017
	($ in millions)	($ in millions)
Number of investments(1)	57	52
Number of portfolio companies(3)	32	28
Average investment size(1)	$5.7	$5.4
Weighted average maturity(1)	3.7 yrs	3.8 yrs
Number of industries(3)	9	9
Average investment per portfolio company(1)	$9.9	$9.7
Non-performing or delinquent investments	$8.3	$8.4
Fixed rate debt (% of interest bearing portfolio)(2)	$48.2(16.0%)	$44.2(16.9%)
Weighted average current coupon(2)	11.4%	11.4%
Floating rate debt (% of interest bearing portfolio)(2)	$252.7(84.0%)	$217.6(83.1%)
Weighted average current spread over LIBOR(2)(4)	9.4%	9.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended November 30, 2017, we invested $5.2 million in new or existing portfolio companies and had $1.8 million in aggregate amount of exits and repayments resulting in net investments of $3.4 million for the period. During the three months ended November 30, 2016, we invested $30.1 million in new or existing portfolio companies and had $23.8 million in aggregate amount of exits and repayments resulting in net investments of $6.3 million for the period.

During the nine months ended November 30, 2017, we invested $86.9 million in new or existing portfolio companies and had $45.6 million in aggregate amount of exits and repayments resulting in net investments of $41.3 million for the period. During the nine months ended November 30, 2016, we invested $85.9 million in new or existing portfolio companies and had $94.7 million in aggregate amount of exits and repayments resulting in net repayments of $8.8 million for the period.

Our portfolio composition at November 30, 2017 and February 28, 2017 at fair value was as follows:

Portfolio composition

	At November 30, 2017		At February 28, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	2.7%	5.6%	3.4%	5.3%
First lien term loans	54.8	10.8	54.3	10.5
Second lien term loans	29.3	11.9	30.0	11.7
Structured finance securities	4.8	19.4	5.3	12.7
Equity interests	8.4	3.6	7.0	0.4

Total	100.0%	11.3%	100.0%	10.9%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2017 and February 28, 2017 was composed of $308.6 million and $297.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2017, $296.7 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.6 million. At February 28, 2017, $288.5 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.4 million.

Saratoga Investment Advisors normally grades all of our investments using a credit and monitoring rating system (“CMR”). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk. The color ratings are characterized as follows: (Green)—performing credit; (Yellow)—underperforming credit; (Red)—in principal payment default and/or expected loss of principal.

The CMR distribution of our investments at November 30, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At November 30, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$290,304	85.7%	$245,678	83.9%
Yellow	8,276	2.4	8,423	2.9
Red	8	0.0	7,069	2.4
N/A(1)	40,250	11.9	31,491	10.8

Total	$338,838	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.2 million as of February 28, 2017 to $1.4 million as of November 30, 2017 primarily related to the increase in reserve for the nine months on the non-performing and delinquent investment, TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at November 30, 2017 and February 28, 2017 was as follows:

Portfolio CMR distribution

	At November 30, 2017		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$268,903	88.8%	$266,449	91.1%
Yellow	27,819	9.2	22,064	7.6
Red	5,968	2.0	3,925	1.3
N/A(1)	4	0.0	23	0.0

Total	$302,694	100.0%	$292,461	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2017 and February 28, 2017:

	At November 30, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$192,925	56.9%	$161,212	55.1%
Healthcare Services	39,954	11.8	38,544	13.2
Education	26,783	7.9	10,928	3.7
Media	17,876	5.3	18,698	6.4
Consumer Services	17,226	5.1	20,748	7.1
Structured Finance Securities(1)	16,313	4.8	15,450	5.3
Building Products	14,850	4.4	—	—
Food and Beverage	8,275	2.4	8,423	2.9
Metals	4,342	1.3	851	0.3
Consumer Products	294	0.1	968	0.3
Real Estate	—	—	16,839	5.7

Total	$338,838	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2017 and February 28, 2017:

	At November 30, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$41,880	13.8%	$40,675	13.9%
High Tech Industries	29,052	9.6	17,851	6.1
Healthcare & Pharmaceuticals	26,287	8.7	33,002	11.3
Telecommunications	18,873	6.2	13,704	4.7
Banking, Finance, Insurance & Real Estate	17,316	5.7	14,752	5.0
Retailers (Except Food and Drugs)	16,987	5.6	14,706	5.0
Chemicals/Plastics	15,257	5.0	21,492	7.4
Media	11,192	3.7	11,283	3.9
Aerospace and Defense	10,690	3.5	11,643	4.0
Automotive	9,061	3.0	6,088	2.1
Industrial Equipment	8,068	2.7	9,853	3.4
Services: Consumer	7,769	2.6	788	0.3
Leisure Goods/Activities/Movies	7,484	2.5	9,627	3.3
Transportation	6,977	2.3	2,731	0.9
Retail	6,414	2.1	—	—
Utilities	5,936	2.0	4,944	1.7
Financial Intermediaries	4,504	1.5	9,476	3.2
Publishing	4,347	1.4	4,580	1.6
Food Services	4,174	1.4	5,932	2.0
Oil & Gas	4,143	1.4	3,209	1.1
Beverage, Food & Tobacco	3,971	1.3	3,013	1.0
Drugs	3,774	1.3	5,394	1.8
Capital Equipment	3,595	1.2	6,026	2.1
Technology	3,547	1.2	3,935	1.3
Containers/Glass Products	3,409	1.1	2,008	0.7
Electronics/Electric	3,391	1.1	8,036	2.7
Construction & Building	2,921	1.0	1,974	0.7
Insurance	2,911	1.0	3,001	1.0
Conglomerate	2,534	0.8	3,584	1.2
Brokers/Dealers/Investment Houses	2,426	0.8	2,479	0.8
Lodging and Casinos	2,304	0.8	4,311	1.5
Hotel, Gaming and Leisure	2,020	0.7	2,025	0.7
Food/Drug Retailers	1,860	0.6	2,877	1.0
Food Products	1,619	0.5	3,147	1.1
Cable and Satellite Television	1,602	0.5	1,617	0.6
Consumer Goods: Non-Durable	1,005	0.3	—	—
Forest Products & Paper	1,001	0.3	—	—
Media, Broadcasting & Subscription	1,001	0.3	—	—
Consumer Goods: Durable	503	0.2	—	—
Metals & Mining	502	0.2	—	—
Broadcast Radio and Television	387	0.1	343	0.1
Nonferrous Metals/Minerals	—	—	1,312	0.4
Environmental Industries	—	—	800	0.3
Building and Development	—	—	243	0.1

Total	$302,694	100.0%	$292,461	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2017 and February 28, 2017. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At November 30, 2017		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$153,313	45.2%	$116,186	39.7%
Midwest	85,465	25.2	75,154	25.7
Southwest	36,800	10.9	34,060	11.6
Northeast	34,782	10.3	38,880	13.3
Other (1)	16,313	4.8	15,450	5.3
Northwest	7,729	2.3	7,780	2.6
West	4,436	1.3	5,151	1.8

Total	$338,838	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2017 and November 30, 2016 were as follows:

	For the three months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Total investment income	$9,526	$8,442
Total operating expenses	6,510	5,023

Net investment income	3,016	3,419
Net realized gains from investments	21	260
Net change in unrealized appreciation (depreciation) on investments	1,226	(2,105)

Net increase in net assets resulting from operations	$4,263	$1,574

	For the nine months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Total investment income	$28,487	$24,799
Total operating expenses	19,076	16,238

Net investment income	9,411	8,561
Net realized gains (losses) from investments	(5,658)	12,300
Net change in unrealized appreciation (depreciation) on investments	8,394	(10,728)

Net increase in net assets resulting from operations	$12,147	$10,133

Investment income

The composition of our investment income for the three and nine months ended November 30, 2017 and November 30, 2016 were as follows:

	For the three months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Interest from investments	$8,891	$7,456
Management fee income	376	375
Incentive fee income	209	—
Interest from cash and cash equivalents and other income	50	611

Total investment income	$9,526	$8,442

	For the nine months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Interest from investments	$25,818	$22,040
Management fee income	1,128	1,124
Incentive fee income	477	—
Interest from cash and cash equivalents and other income	1,064	1,635

Total investment income	$28,487	$24,799

For the three months ended November 30, 2017, total investment income of $9.5 million increased $1.1 million, or 12.8% compared to $8.4 million for the three months ended November 30, 2016. Interest income from investments increased $1.4 million, or 19.2%, to $8.9 million for the three months ended November 30, 2017 from $7.5 million for the three months ended November 30, 2016. This reflects an increase of 22.1% in total investments to $338.8 million at November 30, 2017 from $277.6 million at November 30, 2016, with the weighted average current coupon increasing from 10.8% to 11.3%.

For the nine months ended November 30, 2017, total investment income of $28.5 million increased $3.7 million, or 14.9% compared to $24.8 million for the nine months ended November 30, 2016. Interest income from investments increased $3.8 million, or 17.1%, to $25.8 million for the nine months ended November 30, 2017 from $22.0 million for the nine months ended November 30, 2016. This reflects an increase of 22.1% in total investments to $338.8 million at November 30, 2017 from $277.6 million at November 30, 2016, with the weighted average current coupon increasing from 10.8% to 11.3%.

For the three months ended November 30, 2017 and November 30, 2016, total PIK income was $0.8 million and $0.2 million, respectively. For the nine months ended November 30, 2017 and November 30, 2016, total PIK income was $1.8 million and $0.5 million, respectively. The increase was primarily due to the investments in Easy Ice, LLC and My Alarm Center, LLC that increased PIK interest during these periods.

For the three and nine months ended November 30, 2017, incentive fee income of $0.2 million and $0.5 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved. For the three and nine months ended November 30, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2017 and November 30, 2016 was as follows:

	For the three months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Interest and debt financing expenses	$2,759	$2,369
Base management fees	1,485	1,220
Professional fees	388	330
Administrator expenses	438	342
Incentive management fees	1,055	395
Insurance	65	69
Directors fees and expenses	43	66
General and administrative and other expenses	277	232
Excise tax expense (credit)	—	—

Total operating expenses	$6,510	$5,023

	For the nine months ended
	November 30, 2017	November 30, 2016
	($ in thousands)
Interest and debt financing expenses	$8,245	$7,107
Base management fees	4,358	3,650
Professional fees	1,180	992
Administrator expenses	1,208	992
Incentive management fees	2,940	2,331
Insurance	197	210
Directors fees and expenses	154	192
General and administrative and other expenses	809	764
Excise tax expense (credit)	(15)	—

Total operating expenses	$19,076	$16,238

For the three months ended November 30, 2017, total operating expenses increased $1.5 million, or 29.6% compared to the three months ended November 30, 2016. For the nine months ended November 30, 2017, total operating expenses increased $2.8 million, or 17.5% compared to the nine months ended November 30, 2016.

For the three and nine months ended November 30, 2017 and November 30, 2016, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding debt as compared to the prior year, with increased levels of outstanding SBA debentures, additional notes being issued and our Credit Facility having an outstanding balance this quarter-end. Our SBA debentures increased from $112.7 million at November 30, 2016 to $134.7 million at November 30, 2017, while the 2020 Notes were repaid and the 2023 Notes issued, increasing the notes payable from $61.8 million outstanding to $74.5 million outstanding for these same periods. For the three months ended November 30, 2017, the weighted average interest rate on our outstanding indebtedness was 4.47% compared to 4.66% for the three months ended November 30, 2016. For the nine months ended November 30, 2017, the weighted average interest rate on our outstanding indebtedness was 4.52% compared to 4.73% for the nine months ended November 30, 2016. For both periods, the decrease was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures decreased from 64.6% of overall debt as of November 30, 2016 to 64.1% as of November 30, 2017, primarily due to the increase in notes issued and the $1.0 million outstanding on the Credit Facility.

For the three months ended November 30, 2017, base management fees increased $0.3 million, or 21.8% compared to the three months ended November 30, 2016. For the nine months ended November 30, 2017, base management fees increased $0.7 million, or 19.4% compared to the nine months ended November 30, 2016. The increase in base management fees results from the 21.8% increase in the average value of our total assets, less cash and cash equivalents, from $279.6 million as of November 30, 2016 to $340.5 million as of November 30, 2017.

For the three and nine months ended November 30, 2017, professional fees increased $0.1 million, or 17.6%, and increased $0.2 million, or 19.0%, respectively, compared to the three and nine months ended November 30, 2016. This primarily relates to accounting fees from the current Sarbanes-Oxley Act implementation.

For the three months ended November 30, 2017, incentive management fees increased $0.7 million, or 167.3%, compared to the three months ended November 30, 2016. The first part of the incentive management fees increased this year from $0.76 million to $0.81 million as higher average total assets of 21.8% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, the incentive management fees related to capital gains increased from a reduction of incentive fees of $0.4 million for the three months ended November 30, 2016 to an increase of $0.3 million for the three months ended November 30, 2017, reflecting the $1.2 million net gain on investments for the three months ended November 30, 2017 as compared to the $1.8 million net loss on investments for the three months ended November 30, 2016.

For the nine months ended November 30, 2017, incentive management fees increased $0.6 million, or 26.1%, compared to the nine months ended November 30, 2016. The first part of the incentive management fees increased this year from $2.2 million to $2.5 million as higher average total assets of 21.8% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, incentive management fees related to capital gains increased from $0.1 million for the nine months ended November 30, 2016 to $0.4 million, reflecting the higher $2.7 million net gain on investments for the nine months ended November 30, 2017 as compared to the $1.6 million net gain on investments for the nine months ended November 30, 2016.

As discussed above, the increase in interest and debt financing expenses for the three and nine months ended November 30, 2017 as compared to the three and nine months ended November 30, 2016 is primarily attributable to an increase in the amount of outstanding debt. As of November 30, 2017, there was $1.0 million of outstanding borrowings under the Credit Facility, whereas there were no outstanding borrowings under the Credit Facility as of November 30, 2016. For the three months ended November 30, 2017 and November 30, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.14% and 3.08%, respectively. For the nine months ended November 30, 2017 and November 30, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.12% and 3.12%, respectively.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2017, the Company had $1.8 million of sales, repayments, exits or restructurings resulting in $0.02 million of net realized gains. For the nine months ended November 30, 2017, the Company had $45.6 million of sales, repayments, exits or restructurings resulting in $5.7 million of net realized losses. The most significant realized gains (losses) during the nine months ended November 30, 2017 were as follows (dollars in thousands):

Nine Months ended November 30, 2017

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

Nine Months ended November 30, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C	Common Stock	$6,505	$481	$6,024
Legacy Cabinets, Inc.	Common Stock Voting A-1	2,320	221	2,099
Legacy Cabinets, Inc.	Common Stock Voting B-1	1,464	139	1,325

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended November 30, 2017, our investments had net unrealized appreciation of $1.2 million versus net unrealized depreciation of $2.1 million for the three months ended November 30, 2016. For the nine months ended November 30, 2017, our investments had net unrealized appreciation of $8.4 million versus net unrealized depreciation of $10.7 million for the nine months ended November 30, 2016. The most significant cumulative changes in unrealized appreciation and depreciation for the nine months ended November 30, 2017, were the following (dollars in thousands):

Nine Months ended November 30, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Common Stock	$9,685	$3,494	$(6,191)	$2,614
My Alarm Center, LLC	Second Lien Term Loan	—	—	—	2,298
Saratoga Investment Corp. CLO 2013-1 Ltd.	Other/Structured Finance Securities	9,192	11,814	2,622	1,992
Easy Ice, LLC	Preferred Equity	8,543	10,336	1,793	1,793

The $2.6 million of change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by an increase in oil and gas markets since year-end, positively impacting the company’s performance.

The $2.3 million of change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the nine months.

The $2.0 million of change in unrealized appreciation in our investment in the Saratoga CLO was driven by continued improved performance of the Saratoga CLO.

The $1.8 million of change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

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

Changes in net assets resulting from operations

For the three months ended November 30, 2017 and November 30, 2016, we recorded a net increase in net assets resulting from operations of $4.3 million and $1.6 million, respectively. Based on 6,040,311 weighted average common shares outstanding as of November 30, 2017, our per share net increase in net assets resulting from operations was $0.71 for the three months ended November 30, 2017. This compares to a per share net increase in net assets resulting from operations of $0.27 for the three months ended November 30, 2016 based on 5,727,933 weighted average common shares outstanding as of November 30, 2016.

For the nine months ended November 30, 2017 and November 30, 2016, we recorded a net increase in net assets resulting from operations of $12.1 million and $10.1 million, respectively. Based on 5,952,086 weighted average common shares outstanding as of November 30, 2017, our per share net increase in net assets resulting from operations was $2.04 for the nine months ended November 30, 2017. This compares to a per share net increase in net assets resulting from operations of $1.77 for the nine months ended November 30, 2016 based on 5,735,443 weighted average common shares outstanding as of November 30, 2016.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 284.0% as of November 30, 2017 and 271.0% as of February 28, 2017. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2017, we had $1.0 million of outstanding borrowings under the Credit Facility and $134.7 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2017, we had no outstanding borrowings under the Credit Facility and $112.7 million SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2017 and February 28, 2017 was $31.8 million and $24.7 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 284.0% as of November 30, 2017 and 271.0% as of February 28, 2017.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2017, our SBIC subsidiary had $75.0 million in regulatory capital and $134.7 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of November 30, 2017, the Company sold 539,725 bonds with a principal of $13,493,125 at an average price of $25.31 for aggregate net proceeds of $13,385,766 (net of transaction costs).

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

At November 30, 2017 and February 28, 2017, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At November 30, 2017		At February 28, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$680	0.2%	$9,307	3.0%
Cash and cash equivalents, reserve accounts	8,038	2.3	12,781	4.1
Syndicated loans	9,001	2.6	9,823	3.1
First lien term loans	185,661	53.4	159,097	50.5
Second lien term loans	99,427	28.6	87,750	27.9
Structured finance securities	16,313	4.7	15,450	4.9
Equity interests	28,436	8.2	20,541	6.5

Total	$347,556	100.0%	$314,749	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2017, the Company sold 266,113 shares for gross proceeds of $6.0 million at an average price of $22.49 for aggregate net proceeds of $5.9 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2017, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On November 29, 2017, our board of directors declared a dividend of $0.49 per share payable on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2017:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$210,111	$—	$—	$—	$210,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $5.9 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of November 30, 2017 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of November 30, 2017 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	November 30, 2017	February 28, 2017
CLEO Communications Holding, LLC	$3,000	$—
GreyHeller LLC	2,000	2,000
Pathway Partners Vet Management Company LLC	917	—

Total	$5,917	$2,000

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At November 30, 2017, we had $210.1 million of borrowings outstanding, of which $1.0 million was outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2017 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.4 million to our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended February 28, 2017, filed with the SEC on May 16, 2017, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended November 30, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The tax legislation signed into law on December 22, 2017 could have a negative effect on the Company

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which was recently signed by the President. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007, File No. 001-33376).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Indenture, dated as of January 22, 2008, among GSC Investment Corp. CLO 2007, Ltd., GSC Investment Corp. CLO 2007, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-186323, filed on April 30, 2013).

10.9	Indenture, dated as of October 17, 2013, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.11	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.12	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.13	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.14	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.15	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.16	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: January 10, 2018	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer