Form 10-K
period 2018-02-28
SARATOGA INVESTMENT CORP.
filed 2018-05-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2017 was approximately $81.3 million based upon a closing price of $21.95 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 14, 2018 was 6,282,384.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Investment Adviser;

•	the impact of increased competition;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make and future acquisitions and divestitures;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiary, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of changes to tax legislation and, generally, our tax position;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain highly talented professionals; and

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and effectively administer our investments.

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

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that invests primarily in leveraged loans and mezzanine debt issued by private U.S. middle- market companies, which we define as companies having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. Our investment activities are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

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

As of February 28, 2018, we had total assets of $360.3 million and investments in 31 portfolio companies and an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $11.9 million as of February 28, 2018. The overall portfolio composition as of February 28, 2018 consisted of 57.6% of first lien term loans, 27.7% of second lien term loans, 1.2% of syndicated loans, 4.8% of structured finance securities and 8.7% of equity interests. As of February 28, 2018 the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of the Saratoga CLO, was approximately 11.1%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2018, our total return based on net asset value per share was 14.45% and our total return based on market value was 5.28%. As of February 28, 2017, our total return based on net asset value was 12.62% and our total return based on market value was 80.83%. Total return based on NAV is the change in ending NAV per share plus dividends (distributed from net investment income) per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends (distributed from net investment income) paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2018, approximately 100.0% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2018, was composed of $310.4 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. Pursuant to the 200.0% asset coverage ratio limitation, we are currently permitted to borrow one dollar to make investments for every dollar we have in assets less all liabilities and indebtedness not represented by preferred stock or debt securities issued by us or loans obtained by us so that for every one dollar of outstanding indebtedness we have two dollars of assets. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

In addition, we have a wholly-owned subsidiary that is licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). See “Item 1. Business—Small Business Investment Company Regulations.” The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 30, 28, 31 and 21 years of experience in leveraged finance, respectively. Our Investment Adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 30-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

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

There is no accumulation of amounts from quarter to quarter on either the hurdle rate or the parameters set by the “catch-up” mechanism or any clawback of amounts previously paid to Saratoga Investment Advisors if subsequent quarters are below the quarterly hurdle or the “catch-up” parameters. Furthermore, there is no delay of payment to Saratoga Investment Advisors if prior quarters are below the quarterly hurdle or “catch-up.”

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

We have also entered into a separate Administration Agreement (the “Administration Agreement”) with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The Administration Agreement has an initial term of two years from its effective date of July 30, 2010, with automatic one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by us thereunder to $1.3 million. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. Under the Administration Agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the Administration Agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the Administration Agreement.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2018, 79.9% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2018, 38.5% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 71.5% of such investments elected to pay a portion of interest due in PIK. In addition, 78.5% of our debt investments at February 28, 2018, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70.0% of our total assets in assets of the type listed in section 55(a) of the 1940 Act, including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange (the “NYSE”), NYSE MKT and The NASDAQ Stock Market), U.S. operating companies with listed securities that have market capitalizations of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less, which we refer to as “qualifying assets”.

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

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind interest (“PIK”). To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

Equity Investments

Equity investments may consist of preferred equity that is expected to pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity at times may also have PIK interest payable. Preferred equity generally has a preference over common equity as to distributions on liquidation and dividends. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and we expect that in many cases we will acquire equity securities as part of a group of private equity investors in which we are not the lead investor.

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

Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, we completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of approximately $300.0 million in aggregate principal amount of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%. The Class F tranche is the eighth tranche in the capital structure of Saratoga CLO and is subordinated to the other debt classes of Saratoga CLO. The Class F tranche is only senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $4.5 million Class F tranche and ahead of the aggregate principal amount of our position in the subordinated notes, which as of February 28, 2018 had a fair value of $11.9 million, with respect to priority of payments in the event of a default or a liquidation. After the reinvestment period ends in October 2018, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by October 2018, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness and ultimately liquidate Saratoga CLO.

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

As of February 28, 2018, the Saratoga CLO portfolio consisted of $310.4 million in aggregate principal amount of primarily senior secured first lien term loans. 99.1% of the Saratoga CLO portfolio consisted of such loans at February 28, 2018, to 209 borrowers with an average exposure to each borrower of $1.5 million. The weighted average maturity of the portfolio is 4.93 years. In addition, Saratoga CLO held $5.8 million in cash at February 28, 2018. Our investment in Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has a cost basis of approximately $9.3 million, which is net of all principal payments made by Saratoga CLO on the Company’s initial $30.0 million investment in Saratoga CLO.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with the senior management; and

•	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

•	The audit committee of our board of directors reviews and approves each preliminary valuation and our Investment Adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•	Our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our Investment Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2016 calendar year, our distributions were insufficient such that we incurred estimated federal excise taxes of $44,770, followed by an excise tax refund of $14,738 received in calendar year 2017. For the 2017 calendar year, our distributions were sufficient requiring no excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2018 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2018, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense, and in the past couple of years we believe there has been an increase in the amount of debt capital available on average. This has resulted in a somewhat more competitive environment for making new investments. Many middle-market companies are still unable to raise senior debt financing through traditional large financial institutions, and we believe this approach to financing remains difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. We use the industry information available to the investment professionals of Saratoga Investment Advisors to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the investment professionals of our Investment Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Administration Agreement

Pursuant to a separate Administration Agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the Administration Agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Our board of directors, including a majority of independent directors, will annually review the compensation we pay to the Adviser to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and any proposed allocation of administrative expenses among us and any affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of the administrative services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable funds. The amount payable by us under the Administration Agreement was initially capped at $1.0 million for each annual term of the agreement. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017.

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

Business Development Company Regulations

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by “a majority of our outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of such company’s stock present at a meeting if more than 50.0% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50.0% of the outstanding stock of such company.

We do not intend to acquire securities issued by any investment company (i.e., mutual fund, registered closed-end fund or BDC) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

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

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and our investment adviser have designated a chief compliance officer to be responsible for administering these policies and procedures.

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

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Significant managerial assistance to portfolio companies

A BDC generally must offer to make available to the issuer of the securities in which it invests significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate Administration Agreement, our Investment Adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

Temporary investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. Recently passed legislation, however, would allow us to incur additional leverage if we obtain certain approvals from our independent directors and/or our stockholders to reduce our asset coverage ratio from 200.0% to 150.0%. See “Risk Factors – Recent legislation may allow us to incur additional leverage.” On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

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

Code of ethics

As a BDC, we and Saratoga Investment Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. Our code of ethics is also available on our corporate governance webpage at http://ir.saratogainvestmentcorp.com/corporate-governance.

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

Anti-Takeover Measures: Saratoga Investment Advisors will evaluate, on a case-by-case basis, any proposals regarding anti- takeover measures to determine the likely effect on stockholder value dilution.

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. The only information we collect from stockholders is the holder’s name, address, number of shares and social security number. This information is used only so that we can send annual reports and other information about us to the stockholder, and send the stockholder proxy statements or other information required by law. We restrict access to non-public personal information about our stockholders to our Investment Adviser’s and Administrator’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

The NYSE Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

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

The SBIC license allows our SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

We received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

As of February 28, 2018, our SBIC LP subsidiary had $75.0 million in regulatory capital and $137.7 million of SBA-guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC LP subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union in June 2016 led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience including being at a higher cost due to a rising rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

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

Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings Inc. (“Fitch”) had warned that they may downgrade the federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The Federal Reserve raised the Federal Funds Rate in December 2015, in December 2016, in March 2017, in June 2017 and again in December 2017, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

As of February 28, 2018, there were no outstanding borrowings under the Credit Facility. As of February 28, 2018, we had issued $137.7 million SBA-guaranteed debentures and $74.5 million in aggregate principal amount of the 2023 Notes. On January 13, 2017, we redeemed the $61.8 million of outstanding 2020 Notes using the proceeds from the issuance of the 2023 Notes, leaving $9.8 million in net proceeds from the 2023 Notes offering. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Currently, we are generally permitted to incur indebtedness or issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities; however, as discussed under “Recent legislation may allow us to incur additional leverage” below, we may be permitted to increase our leverage if we receive certain approvals from our independent directors and/or our stockholders. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution. With respect to stock that is a senior security, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous in order to make dividend distributions or repurchase certain of our securities.

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

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Related to Our Business and Structure—We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

On April 16, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio will become effective on April 16, 2019.

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

The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources, we may be subject to corporate-level income tax.

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

In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%; however, as discussed under “Recent legislation may allow us to incur additional leverage” below, we will be permitted to increase our leverage effective April 16, 2019 as a result of the approval received from our independent directors. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

Because we have elected to be treated as a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than any security of which we are the issuer) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or Investment Adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.

As of February 28, 2018, 79.9% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

To the extent our portfolio investments permit PIK interest and our portfolio companies elect to pay PIK interest, we will be exposed to higher risks, including the following:

•	Because PIK interest results in an increase in the size of the loan balance of the underlying loan, our exposure to potential loss increases when we receive PIK interest;

•	PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	PIK accruals may create uncertainty about the source of our distributions to stockholders;

•	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2018, 38.5% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 71.5% of such investments elected to pay a portion of interest due in PIK.

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

At February 28, 2018, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $11.9 million and constituted 3.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2018, was composed of $310.4 million in aggregate principal amount of primarily senior secured first lien term loans and $5.8 million in uninvested cash. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $310.4 million aggregate principal amount of debt, as of February 28, 2018 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO, including the holders of $310.4 million aggregate principal amount of debt, as of February 28, 2018 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

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

Saratoga CLO has senior loan portfolios that are concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2018, Saratoga CLO’s investments in the business services industry represented approximately 15.4% of the fair value of Saratoga CLO’s portfolio. Companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in the healthcare & pharmaceuticals industry represented approximately 8.3% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

As of February 28, 2018, our investments in the business services industry represented approximately 55.7% of the fair value of our portfolio and our investments in the healthcare industry represented approximately 12.9% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

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

Finally, our common stockholders will bear all costs and expenses incurred by us in connection with any proposed offering of subscription rights, warrants or convertible debt that are exchangeable for our common stock, whether or not such offering is actually completed by us.

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

The 2023 Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future, including indebtedness under the Credit Facility. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 2023 Notes. As of February 28, 2018, there were no outstanding borrowings under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 28, 2018, we had $137.7 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is structurally senior to the 2023 Notes.

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

The indenture under which the 2023 Notes are issued offers limited protection to holders of the 2023 Notes. The terms of the indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 Notes. In particular, the terms of the indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, once the approval we received from our independent directors becomes effective on April 16, 2019, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

On or after December 21, 2019, we may choose to redeem the 2023 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2023 Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 Notes as the optional redemption date or period approaches.

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

Fiscal Year ended February 28, 2017	NAV(1)	High	Low
First Quarter	$22.11	$16.84	$14.03
Second Quarter	$22.39	$18.15	$16.37
Third Quarter	$22.21	$20.24	$17.20
Fourth Quarter	$21.97	$23.30	$18.12

Fiscal Year ended February 28, 2018	NAV(1)	High	Low
First Quarter	$21.69	$23.60	$20.54
Second Quarter	$22.37	$22.53	$20.28
Third Quarter	$22.58	$22.72	$20.65
Fourth Quarter	$22.96	$22.70	$19.65

Fiscal Year ending February 28, 2019	NAV(1)	High	Low
First Quarter through May 11, 2018	$ *	$22.58	$20.02

*	Not determinable at the time of filing.
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

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

As shown in the table below, as of February 28, 2018, we had purchased 218,491 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	—	$—	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 28, 2018	—	—	218,491	381,509

Total	218,491	$16.87

Holders

The last reported price for our common stock on May 11, 2018 was $21.23 per share. As of May 11, 2018, there were 16 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018:

Date Declared	Record Date	Payment Date	Amount per Share(2)
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	3.90
December 8, 2008	December 18, 2008	December 29, 2008	2.50

Total Dividends Declared for Fiscal 2009			$10.30

November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total Dividends Declared for Fiscal 2010			$18.25

November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total Dividends Declared for Fiscal 2011			$4.40

November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total Dividends Declared for Fiscal 2012			$3.00

November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)

Total Dividends Declared for Fiscal 2013			$4.25

October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)

Total Dividends Declared for Fiscal 2014			$2.65

September 24, 2014	November 3, 2014	November 28, 2014	$0.18	(1)
September 24, 2014	February 2, 2015	February 27, 2015	0.22	(1)

Total Dividends Declared for Fiscal 2015			$0.40

April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)
May 14, 2015	May 26, 2015	June 5, 2015	1.00	(1)
July 8, 2015	August 3, 2015	August 31, 2015	0.33	(1)
October 7, 2015	November 2, 2015	November 30, 2015	0.36	(1)
January 12, 2016	February 1, 2016	February 29, 2016	0.40	(1)

Total Dividends Declared for Fiscal 2016			$2.36

March 31, 2016	April 15, 2016	April 27, 2016	$0.41	(1)
July 7, 2016	July 29, 2016	August 9, 2016	0.43	(1)
August 8, 2016	August 24, 2016	September 5, 2016	0.20	(1)
October 5, 2016	October 31, 2016	November 9, 2016	0.44	(1)
January 12, 2017	January 31, 2017	February 9, 2017	0.45	(1)

Total Dividends Declared for Fiscal 2017			$1.93

February 28, 2017	March 15, 2017	March 28, 2017	$0.46	(1)
May 30, 2017	June 15, 2017	June 27, 2017	0.47	(1)
August 28, 2017	September 15, 2017	September 26, 2017	0.48	(1)
November 29, 2017	December 15, 2017	December 27, 2017	0.49	(1)

Total Dividends Declared for Fiscal 2018			$1.90

February 26, 2018	March 14, 2018	March 26, 2018	0.50	(1)

Total Dividends Declared for Fiscal 2019			$0.50

(1)	This dividend was paid by a combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.
(2)	In each case, all of our distributions have been paid from our earnings and there has not been any return of capital to investors.

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

In order to maintain tax treatment as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2017 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. For the 2014, 2015 and 2016 calendar years, our distributions were insufficient such that we incurred federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2016 calendar year and/or portion of the capital gains in excess of capital losses realized during the one year period ending October 31, 2016, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

Pursuant to a revenue procedure (Revenue Procedure 2010-12), or the Revenue Procedure, issued by the IRS, the IRS indicated that it would treat distributions from certain publicly traded RICs (including BDCs) that were paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure required that at least 10.0% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elected to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10.0% of such stockholder’s distribution in cash). This Revenue Procedure applied to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2018, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2018, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 26, 2018, our board of directors declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2018. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not make any purchases of our common stock in the open market during the year ended February 28, 2018. During the years ended February 28, 2017 and February 29, 2016, we purchased 193,074 and 25,417 shares respectively, of our common stock in the open market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data as of and for the years ended February 28, 2018, February 28, 2017, February 29, 2016, February 28, 2015 and February 28, 2014 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	As of and for the Year Ended February 28, 2018	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016	As of and for the Year Ended February 28, 2015	As of and for the Year Ended February 28, 2014
Consolidated Statements of Operations Data:
Investment income:
Interest from investments	$35,110	$29,348	$26,871	$24,684	$20,179
Management fee, incentive fee and other income	3,505	3,809	3,179	2,691	2,714

Total investment income	38,615	33,157	30,050	27,375	22,893

Operating Expenses:
Interest and debt financing expenses	10,939	9,888	8,456	7,375	6,084
Base management and incentive management fees(1)	10,180	7,846	6,761	6,704	4,266
Administrator expenses	1,646	1,367	1,175	1,000	1,000
General and administrative and other expenses	3,133	2,896	2,866	2,328	2,669
Excise tax expense (credit)	(15)	45	114	294	—

Total operating expenses	25,883	22,042	19,372	17,701	14,019
Loss on extinguishment of debt	—	1,455	—	—	—

Net investment income	12,732	9,660	10,678	9,674	8,874

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(5,878)	12,368	226	3,276	1,271
Net change in unrealized appreciation (depreciation) on investments	10,825	(10,641)	741	(1,943)	(1,648)

Total net gain (loss) on investments	4,947	1,727	967	1,333	(377)

Net increase in net assets resulting from operations	$17,679	$11,387	$11,645	$11,007	$8,497

	As of and for the Year Ended February 28,	As of and for the Year Ended February 28,	As of and for the Year Ended February 29,	As of and for the Year Ended February 28,	As of and for the Year Ended February 28,
	2018	2017	2016	2015	2014
Per Share:
Earnings per common share—basic and diluted(2)	$2.93	$1.98	$2.09	$2.04	$1.73
Net investment income per share—basic and diluted(2)	$2.11	$1.68	$1.91	$1.80	$1.80
Net realized and unrealized gain (loss) per share—basic and diluted(2)	$0.82	$0.30	$0.18	$0.24	$(0.07)
Dividends declared per common share(3)	$1.90	$1.93	$2.36	$0.40	$2.65

Dilutive impact of dividends paid in stock on net asset value per share(4)	$(0.04)	$(0.14)	$(0.37)	$(0.02)	$(0.71)
Net asset value per share	$22.96	$21.97	$22.06	$22.70	$21.08
Total return based on market value(5)	5.28%	80.83%	4.27%	1.63%	9.11%
Total return based on net asset value(6)	14.45%	12.62%	11.10%	10.09%	8.75%
Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$342,694	$292,661	$283,996	$240,538	$205,845
Total assets(7)	360,336	318,651	295,047	263,560	215,168
Total debt outstanding(7)	206,486	181,476	160,749	132,117	94,291
Total net assets	143,691	127,295	125,150	122,599	113,428
Net asset value per common share	$22.96	$21.97	$22.06	$22.70	$21.08
Common shares outstanding at end of year	6,257,029	5,794,600	5,672,227	5,401,899	5,379,616
Other Data:
Investments funded	$107,697	$126,935	$109,191	$104,872	$121,074
Principal collections related to investment repayments or sales	$66,312	$121,159	$68,174	$73,257	$71,607
Number of investments at year end	56	53	59	64	60
Weighted average yield of income producing debt investments —Non-control/Non-affiliate(8)	11.11%	10.66%	10.82%	10.63%	10.62%
Weighted average yield on income producing debt investments—Affiliate(8)	13.06%	12.17%	—	—	—
Weighted average yield on income producing debt investments—Control(8)	16.97%	11.64%	16.40%	25.22%	18.55%

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.
(2)	For the years ended February 28, 2018, February 28, 2017, February 29, 2016, February 28, 2015 and February 28, 2014, amounts are calculated using weighted average common shares outstanding of 6,024,040, 5,740,450, 5,582,453, 5,385,049 and 4,920,517, respectively.
(3)	Calculated using the shares outstanding at the ex-dividend date.
(4)	Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock—Dividend Policy.”
(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(7)	The Company adopted the provisions of ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as of February 28, 2015. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The adoption of the provisions of ASU 2015-03 did not materially impact the Company’s consolidated financial position or results of operations. Prior period amounts for the year ended February 28, 2014 were reclassified to conform to the current period presentation.
(8)	The weighted average yield on income producing investments is higher than what investors in the Company will realize because it does not reflect the Company’s expenses and any sales load paid by investors.

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our Investment Adviser;

•	the impact of increased competition;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make and future acquisitions and divestitures;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiary, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of changes to tax legislation and, generally, our tax position;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain highly talented professionals; and

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and effectively administer our investments.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940 (the“1940 Act”). Our investment objective is to generate current income and, to a lesser extent, capital appreciation from our investments. We invest primarily in leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% fixed-rate unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. The 2020 Notes were listed on the NYSE under the trading symbol “SAQ” with a par value of $25.00 per share. The 2020 Notes were redeemed in full on January 13, 2017.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of February 28, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate unsecured notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 20, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

Payment-in-Kind Interest

The Company holds debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

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

Revenues

We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of leveraged loans or mezzanine debt, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases, our debt or preferred equity investments may provide for a portion or all of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity or common equity securities that pay dividends on a current basis.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the U.S. Securities and Exchange Commission (“SEC”) and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

New Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606, and has concluded that the only significant impact relates to the timing of the recognition of the CLO incentive fee income.

Portfolio and investment activity

Investment Portfolio Overview

	At February 28, 2018	At February 28, 2017	At February 29, 2016
	($ in millions)	($ in millions)	($ in millions)
Number of investments(1)	55	52	59
Number of portfolio companies(3)	30	28	34
Average investment size(1)	$6.0	$5.4	$4.6
Weighted average maturity(2)	3.5yrs	3.8yrs	3.8yrs
Number of industries(3)	9	9	11
Average investment per portfolio company(1)	$10.7	$9.7	$8.0
Non-performing or delinquent investments	$9.5	$8.4	$0.0
Fixed rate debt (% of interest earning portfolio)(2)	$67.5(21.5)%	$44.2(16.9)%	$97.9(40.0)%
Fixed rate debt (weighted average current coupon)(2)	11.7%	11.4%	11.5%
Floating rate debt (% of interest earning portfolio)(2)	$246.7(78.5)%	$217.6(83.1)%	$146.8(60.0)%
Floating rate debt (weighted average current spread over LIBOR)(2)(4)	9.1%	9.3%	9.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 28, 2018, we invested $107.7 million in new or existing portfolio companies and had

$66.3 million in aggregate amount of exits and repayments resulting in net investments of $41.4 million for the year.

During the fiscal year ended February 28, 2017, we invested $126.9 million in new or existing portfolio companies and had

$121.2 million in aggregate amount of exits and repayments resulting in net investments of $5.7 million for the year.

During the fiscal year ended February 29, 2016, we invested $109.2 million in new or existing portfolio companies and had

$68.2 million in aggregate amount of exits and repayments resulting in net investments of $41.0 million for the year.

Portfolio Composition

Our portfolio composition at February 28, 2018, February 28, 2017 and February 29, 2016 at fair value was as follows:

	At February 28, 2018		At February 28, 2017		At February 29, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	1.2%	5.9%	3.4%	5.3%	4.2%	8.2%
First lien term loans	57.6	11.1	54.3	10.5	50.9	10.6
Second lien term loans	27.7	11.9	30.0	11.7	31.1	11.5
Structured finance securities	4.8	21.2	5.3	12.7	4.5	16.4
Equity interests	8.7	3.6	7.0	0.4	9.3	N/A

Total	100.0%	11.1%	100.0%	10.9%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2018 and February 28, 2017, was composed of $310.4 million and $297.1 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2018, $299.6 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.8 million. At February 28, 2017, $288.5 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $1.4 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2018 and February 28, 2017 was as follows:

Saratoga Investment Corp.

	At February 28, 2018		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$291,509	85.0%	$245,678	83.9%
Yellow	9,522	2.8	8,423	2.9
Red	8	0.0	7,069	2.4
N/A(1)	41,655	12.2	31,491	10.8

Total	$342,694	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.2 million as of February 28, 2017 to $1.8 million as of February 28, 2018 primarily related to the increase in reserve for the year on the non-performing and delinquent investment, TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at February 28, 2018 and February 28, 2017 was as follows:

Saratoga CLO

	At February 28, 2018		At February 28, 2017
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$275,412	90.1%	$266,449	91.1%
Yellow	24,230	7.9	22,064	7.6
Red	6,181	2.0	3,925	1.3
N/A(1)	7	0.0	23	0.0

Total	$305,830	100.0%	$292,461	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2018 and February 28, 2017:

Saratoga Investment Corp.

	At February 28, 2018		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$190,886	55.7%	$161,212	55.1%
Healthcare Services	44,179	12.9	38,544	13.2
Education	26,778	7.8	20,748	7.1
Media	18,159	5.3	18,698	6.4
Consumer Services	17,199	5.0	16,839	5.7
Structured Finance Securities(1)	16,374	4.8	15,450	5.3
Building Products	14,850	4.3	10,928	3.7
Food and Beverage	9,522	2.8	8,423	2.9
Metals	4,313	1.3	968	0.3
Consumer Products	434	0.1	851	0.3

Total	$342,694	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2018 and February 28, 2017:

Saratoga CLO

	At February 28, 2018		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Services: Business	$47,093	15.4%	$40,675	13.9%
High Tech Industries	25,507	8.3	17,851	6.1
Healthcare & Pharmaceuticals	25,247	8.3	33,002	11.3
Banking, Finance, Insurance & Real Estate	20,337	6.7	14,752	5.0
Telecommunications	18,930	6.2	13,704	4.7
Retailers (Except Food and Drugs)	18,633	6.1	14,706	5.0
Chemicals/Plastics	14,373	4.7	21,492	7.4
Media	13,203	4.3	11,283	3.9
Aerospace & Defense	10,632	3.5	11,643	4.0
Automotive	9,133	3.0	6,088	2.1
Industrial Equipment	7,991	2.6	9,853	3.4
Publishing	7,761	2.5	4,580	1.6
Leisure Goods/Activities/Movies	7,423	2.4	9,627	3.3
Transportation	7,003	2.3	2,731	0.9
Retail	6,486	2.1	—	—
Services: Consumer	6,072	2.0	788	0.3
Containers & Glass Products	5,494	1.8	2,008	0.7
Utilities	4,877	1.6	4,944	1.7
Financial Intermediaries	4,409	1.5	9,476	3.2
Food Services	4,148	1.4	5,932	2.0
Beverage, Food & Tobacco	3,972	1.3	3,013	1.0
Drugs	3,608	1.2	5,394	1.8
Construction & Building	3,442	1.1	1,974	0.7
Electronics/Electric	3,363	1.1	8,036	2.7
Hotel, Gaming & Leisure	3,014	1.0	2,025	0.7
Insurance	2,905	0.9	3,001	1.0
Conglomerate	2,518	0.8	3,584	1.2
Brokers/Dealers/Investment Houses	2,424	0.8	2,479	0.8
Lodging & Casinos	2,108	0.7	4,311	1.5
Food/Drug Retailers	1,963	0.6	2,877	1.0
Technology	1,695	0.6	3,935	1.3
Food Products	1,621	0.5	3,147	1.1
Capital Equipment	1,607	0.5	6,026	2.1
Cable and Satellite Television	1,603	0.5	1,617	0.6
Consumer Goods: Durable	1,009	0.3	—	—
Forest Products & Paper	1,004	0.3	—	—
Consumer Goods: Non-durable	997	0.3	—	—
Oil & Gas	835	0.3	3,209	1.1
Metals & Mining	503	0.2	1,312	0.4
Building & Development	501	0.2	243	0.1
Broadcast Radio and Television	386	0.1	343	0.1
Environmental Industries	—	—	800	0.3

Total	$305,830	100.0%	$292,461	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2018 and February 28, 2017. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At February 28, 2018		At February 28, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$155,240	45.3%	$116,186	39.7%
Midwest	101,604	29.6	75,154	25.7
Northeast	35,234	10.3	38,880	13.3
Southwest	21,855	6.4	34,060	11.6
Other(1)	16,374	4.8	15,450	5.3
Northwest	7,847	2.3	7,780	2.6
West	4,540	1.3	5,151	1.8

Total	$342,694	100.0%	$292,661	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

Results of operations

Operating results for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016 were as follows:

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
	($ in thousands)
Total investment income	$38,615	$33,157	$30,050
Total operating expenses	25,883	22,042	19,372
Loss on extinguishment of debt	—	1,455	—

Net investment income	12,732	9,660	10,678
Net realized gains (losses) from investments	(5,878)	12,368	226
Net change in unrealized appreciation (depreciation) on investments	10,825	(10,641)	741

Net increase in net assets resulting from operations	$17,679	$11,387	$11,645

Investment income

The composition of our investment income for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016 were as follows:

	February 28, 2018	February 28, 2017	February 29, 2016
	($ in thousands)
Interest from investments	$35,110	$29,348	$26,871
Management fee income	1,509	1,499	1,495
Incentive fee income	591	—	—
Interest from cash and cash equivalents and other income	1,405	2,310	1,684

Total investment income	$38,615	$33,157	$30,050

For the fiscal year ended February 28, 2018, total investment income increased $5.5 million, or 16.5% compared to the fiscal year ended February 28, 2017. Interest income from investments increased $5.8 million, or 19.6%, to $35.1 million for the year ended February 28, 2018 from $29.3 million for the fiscal year ended February 28, 2017. This reflects an increase of 17.1% in total investments to $342.7 million at February 28, 2018 from $292.7 million at February 28, 2017, as well as the weighted average current coupon increasing from 10.9% to 11.1%.

For the fiscal year ended February 28, 2017, total investment income increased $3.1 million, or 10.3% compared to the fiscal year ended February 29, 2016. Interest income from investments increased $2.5 million, or 9.2%, to $29.3 million for the year ended February 28, 2017 from $26.9 million for the fiscal year ended February 29, 2016. This reflects an increase of 3.1% in total investments to $292.7 million at February 28, 2017 from $284.0 million at February 29, 2016, partially offset by the weighted average current coupon reducing from 11.1% to 10.9%.

For the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, total PIK income was $2.8 million, $0.7 million and $1.0 million, respectively. The increase for the fiscal year ended February 28, 2018 was primarily due to the investment in Easy Ice, LLC, which accrued significant PIK interest income.

For the year ended February 28, 2018, incentive fee income of $0.6 million was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved. For the years ended February 28, 2017 and February 29, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 were as follows:

	February 28, 2018	February 28, 2017	February 29, 2016
	($ in thousands)
Interest and debt financing expenses	$10,939	$9,888	$8,456
Base management fees	5,846	4,899	4,529
Professional fees	1,591	1,243	1,336
Administrator expenses	1,646	1,367	1,175
Incentive management fees	4,334	2,948	2,232
Insurance	260	276	331
Directors fees and expenses	197	235	204
General and administrative and other expenses	1,085	1,141	995
Excise tax expense (credit)	(15)	45	114

Total operating expenses	$25,883	$22,042	$19,372

For the year ended February 28, 2018, total operating expenses increased $3.8 million, or 17.4% compared to the year ended February 28, 2017. For the year ended February 28, 2017, total operating expenses increased $2.7 million, or 13.8% compared to the year ended February 29, 2016.

For the years ended February 28, 2018 and February 28, 2017, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding SBA debentures. Our SBA debentures increased from $112.7 million at February 28, 2017 to $137.7 million at February 28, 2018. For the year ended February 28, 2018, the weighted average interest rate on our outstanding indebtedness was 4.50% compared to 4.76% for the fiscal year ended February 28, 2017 and 4.92% for the fiscal year ended February 29, 2016. The decrease in the weighted average interest rate was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures increased from 60.2% of overall debt as of February 28, 2017 to 64.9% as of February 28, 2018, primarily due to the increase in outstanding SBA debentures.

For the year ended February 28, 2018, base management fees increased $0.9 million, or 19.3% compared to the fiscal year ended February 28, 2017. The increase in base management fees results from the 15.4% increase in the average value of our total assets, less cash and cash equivalents, from $289.4 million as of February 28, 2017 to $334.1 million as of February 28, 2018. For the year ended February 28, 2017, base management fees increased $0.4 million, or 8.2% compared to the fiscal year ended February 29, 2016. The increase in base management fees results from the 8.7% increase in the average value of our total assets, less cash and cash equivalents, from $266.3 million as of February 29, 2016 to $289.4 million as of February 28, 2017.

For the year ended February 28, 2018, professional fees increased $0.3 million, or 27.9% compared to the fiscal year ended February 28, 2017. This increase primarily relates to accounting fees from the current Sarbanes-Oxley Act implementation. For the year ended February 28, 2017, professional fees decreased $0.1 million, or 6.9% compared to the fiscal year ended February 29, 2016.

For the year ended February 28, 2018, administrator expenses increased $0.3 million, or 20.4% compared to the fiscal year ended February 28, 2017, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. For the year ended February 28, 2017, administrator expenses increased $0.2 million, or 16.3% compared to the fiscal year ended February 29, 2016, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.3 million to $1.5 million, effective November 1, 2016.

For the year ended February 28, 2018, incentive management fees increased $1.4 million, or 47.0% compared to the fiscal year ended February 28, 2017. The first part of the incentive management fees increased this year from $2.8 million for the year ended February 28, 2017 to $3.4 million for the year ended February 28, 2018, as higher average total assets of 15.4% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, the incentive management fees related to capital gains also increased from $0.1 million for the fiscal year ended February 28, 2017 to $0.9 million for the fiscal year ended February 28, 2018, reflecting the realized and unrealized gains earned this year.

For the year ended February 28, 2017, incentive management fees increased $0.7 million, or 32.0% compared to the fiscal year ended February 29, 2016. The first part of the incentive management fees increased in 2017 from $2.2 million for the year ended February 29, 2016 to $2.8 million for the year ended February 28, 2017, as higher average total assets of 8.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. In addition, the incentive management fees related to capital gains also increased from a decrease in expense of $0.1 million for the fiscal year ended February 29, 2016 to an increase in expense of $0.1 million for the fiscal year ended February 28, 2017, reflecting the realized and unrealized gains earned in the 2017 fiscal year.

As discussed above, the increase in interest and debt financing expenses for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior years. For the fiscal year ended February 28, 2018, the average borrowings outstanding under the Credit Facility was approximately $7.1 million and the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.02%. For the fiscal year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility. For the fiscal year ended February 29, 2016, the average borrowings outstanding under the Credit Facility was approximately $4.4 million and the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. For the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, the average borrowings outstanding of SBA debentures was $130.1 million, $107.6 million and $83.0 million, respectively. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.14%, 3.13% and 3.12%, respectively. During the years ended February 28, 2018 and 2017, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million. During the years ended February 28, 2017 and 2016, the average dollar amount of our 7.50% fixed-rate 2020 Notes outstanding was $61.8 million and $55.9 million, respectively.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2018, the Company had $66.3 million of sales, repayments, exits or restructurings resulting in $5.9 million of net realized losses. The most significant realized gains and losses during the year ended February 28, 2018 were as follows (dollars in thousands):

Fiscal year ended February 28, 2018

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

For the fiscal year ended February 29, 2016, the Company had $68.2 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2016 were as follows (dollars in thousands):

Fiscal year ended February 29, 2016

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Network Communications, Inc.	Common Stock	$3,206	$—	$3,206
Targus Holdings, Inc.	Unsecured Note	—	(2,054)	(2,054)
Targus Holdings, Inc.	First Lien Term Loan	—	(1,172)	(1,172)
Targus Holdings, Inc.	Common Stock	—	(567)	(567)

The $3.2 million of realized gain on our investments in Network Communications, Inc. is due to the sale of the company to a third party and reflects the realization value pursuant to that transaction.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2018, our investments had a net change in unrealized appreciation of $10.8 million versus a net change in unrealized depreciation of $10.6 million for the year ended February 28, 2017. The most significant cumulative changes in unrealized appreciation for the year ended February 28, 2018, were the following (dollars in thousands):

Fiscal year ended February 28, 2018

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Common Stock	$9,685	$3,434	$(6,251)	$2,553
My Alarm Center, LLC	Second Lien Term Loan	—	—	—	2,298
Easy Ice, LLC	Preferred Equity	8,761	10,760	1,999	1,999
Saratoga Investment Corp. CLO 2013-1 Ltd.	Other/Structured Finance Securities	9,296	11,875	2,579	1,948

The $2.6 million of change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a continued increase in oil and gas markets, positively impacting the company’s performance.

The $2.3 million of change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the year.

The $2.0 million of change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

The $1.9 million of change in unrealized appreciation in our investment in Saratoga CLO was driven by continued improved performance of the Saratoga CLO.

For the year ended February 28, 2017, our investments had a net change in unrealized depreciation of $10.6 million versus a net change in unrealized appreciation of $0.7 million for the year ended February 29, 2016. The most significant cumulative changes in unrealized depreciation for the year ended February 28, 2017, were the following (dollars in thousands):

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

For the year ended February 29, 2016, our investments had a net change in unrealized appreciation of $0.7 million versus a net change in unrealized depreciation of $1.9 million for the year ended February 28, 2015. The most significant cumulative changes in unrealized appreciation and depreciation for the year ended February 29, 2016, were the following (dollars in thousands):

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded a net increase in net assets resulting from operations of $17.7 million, $11.4 million and $11.6 million, respectively. Based on 6,024,040 weighted average common shares outstanding as of February 28, 2018, our per share net increase in net assets resulting from operations was $2.93 for the fiscal year ended February 28, 2018. This compares to a per share net increase in net assets resulting from operations of $1.98 for the fiscal year ended February 28, 2017 (based on 5,740,450 weighted average common shares outstanding as of February 28, 2017), and a per share net increase in net assets resulting from operations of $2.09 for the fiscal year ended February 29, 2016 (based on 5,582,453 weighted average common shares outstanding as of February 29, 2016).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 293.0% as of February 28, 2018 and 271.0% as of February 28, 2017. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio will become effective on April 16, 2019.

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

As of February 28, 2018, we had no outstanding borrowings under the Credit Facility and $137.7 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2017, we had no outstanding borrowings under the Credit Facility and $112.7 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2018 and February 28, 2017 was $27.4 million and $24.7 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 293.0% as of February 28, 2018 and 271.0% as of February 28, 2017.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2018, our SBIC subsidiary had $75.0 million in regulatory capital and $137.7 million SBA-guaranteed debentures outstanding.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200.0% asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

Unsecured notes

In May 2013, we issued $48.3 million in aggregate principal amount of our 2020 Notes for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these 2020 Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15, at a rate of 7.50% per year, beginning August 15, 2013. The 2020 Notes mature on May 31, 2020 and since May 31, 2016, may be redeemed in whole or in part at any time or from time to time at our option. In connection with the issuance of the 2020 Notes, we agreed to the following covenants for the period of time during which the 2020 Notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowings, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

•	we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a) (1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200.0% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of February 28, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes on January 13, 2017, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2020 Notes were redeemed in full on January 13, 2017. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. In connection with the issuance of the 2023 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

•	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, if we obtain the required approvals from our independent directors and/or stockholders, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

•	if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 2023 Notes and the Trustee, for the period of time during which the 2023 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

At February 28, 2018 and February 28, 2017, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At February 28, 2018		At February 28, 2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$3,928	1.1%	$9,307	3.0%
Cash and cash equivalents, reserve accounts	9,850	2.8	12,781	4.1
Syndicated loans	4,106	1.1	9,823	3.1
First lien term loans	197,359	55.4	159,097	50.5
Second lien term loans	95,075	26.7	87,750	27.9
Structured finance securities	16,374	4.6	15,450	4.9
Equity interests	29,780	8.3	20,541	6.5

Total	$356,472	100.0%	$314,749	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2018, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 26, 2018, our board of directors declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

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

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$212,111	$—	$—	$—	$212,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $4.9 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2018 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2018 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	February 28, 2018	February 28, 2017
CLEO Communications Holding, LLC	$2,000	$—
GreyHeller LLC	2,000	2,000
Pathway Partners Vet Management Company LLC	917	—

Total	$4,917	$2,000

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At February 28, 2018, we had $212.1 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of February 28, 2018.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2018 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.3 million to our interest income.

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2018.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of February 28, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in the consolidated financial statements of the Company in this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	58	Chairman of the Board and Chief Executive Officer	2010	2018
Michael J. Grisius	54	President and Director	2011	2020
Independent Directors
Steven M. Looney	68	Director	2007	2019
Charles S. Whitman III	76	Director	2007	2019
G. Cabell Williams	64	Director	2007	2020

Christian L. Oberbeck—Mr. Oberbeck has over 35 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in these businesses. Mr. Oberbeck is the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and the Chairman of the Board and Chief Executive Officer of the Company. Mr. Oberbeck also served as President of the Company until February 2014. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle market private equity investment firm.

Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle market companies.

Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations, gained through his service as an executive officer.

Michael J. Grisius—Mr. Grisius has over 28 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management, revenue enhancement and business process improvement for middle market enterprises, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the United States Securities and Exchange Commission. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co. and as Chief Financial and Administrative Officer of WH Industries, as well as his financial, accounting and legal expertise.

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

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is also a Senior Manager, Director of Farragut Capital Partners which is a Chevy Chase, Maryland based Mezzanine Fund. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23 year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, CIO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, CIO and Managing Director.

Executive Officer Who Is Not Also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Henri J. Steenkamp	42	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp—Mr. Steenkamp, 42 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2018.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors implemented since the filing of our Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2018:

Name	Fees Earned or Paid in Cash	Total
Interested Director
Christian L. Oberbeck(1)	$—	$—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$68,500	$68,500
Charles S. Whitman III	$68,500	$68,500
G. Cabell Williams	$68,500	$68,500

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year 2018, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 11, 2018, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 6,282,384 shares of common stock outstanding as of May 11, 2018. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,703,344	(1)	27.1%
Michael J. Grisius	153,725		2.5%
Executive Officer
Henri J. Steenkamp	6,815		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	2,629		*
G. Cabell Williams	44,193		*

All Directors and Executive Officers as a Group	1,913,214		30.5%

Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	713,360		11.4%
Elizabeth Oberbeck(3)	744,183		11.8%
Thomas V. Inglesby	354,237		5.6%

*	Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 32.8% of the ownership of SAR.

(1)	Includes 617,822 shares of common stock directly held by Mr. Oberbeck, 121,015 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, and 220,324 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck and 744,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.
(2)	Based on information included in Amendment No. 7 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 14, 2018. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

(3)	Based on information included in Amendment No. 3 to Schedule 13D filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

Director Independence

In accordance with rules of the NYSE, the board of directors annually determines the independence of each director. No director is considered independent unless the board of directors has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2018 and February 28, 2017, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2018	February 28, 2017
Audit Fees	$616,000	$517,690
Tax Fees	38,870	38,870

Total Fees	$654,870	$556,560

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2018	February 28, 2017
CLO Audit Fees	$102,905	$109,905
Tax Services for Company’s Subsidiaries	121,990	23,000
All Other Fees	26,000	26,000

Total Fees	$250,895	$158,905

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

2017 fees have been adjusted to conform with 2018 fees presentation.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2018 and February 28, 2017

Consolidated Statements of Operations for the years ended February 28, 2018, February 28, 2017 and February 29, 2016

Consolidated Schedules of Investments as of February 28, 2018 and February 28, 2017

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2018, February 28, 2017 and February 29, 2016

Consolidated Statements of Cash Flows for the years ended February 28, 2018, February 28, 2017 and February 29, 2016

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.7	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.11	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.12	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.13	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.14	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.15	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

11	Computation of Per Share Earnings (included in Note 12 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 14, 2018	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive	May 14, 2018
Christian L. Oberbeck	Officer (Principal Executive Officer)

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 14, 2018
Michael J. Grisius

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 14, 2018
Henri J. Steenkamp	Principal Financial Officer)

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 14, 2018
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 14, 2018
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 14, 2018
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of

Saratoga Investment Corp.

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company“), including the consolidated schedules of investments, as of February 28, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2018, and the related notes (collectively referred to as the “financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended February 28, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 14, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2018 and 2017, by correspondence with the custodians, debt agents and lenders. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2006.

New York, New York

May 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Saratoga Investment Corp.’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” (the COSO criteria). In our opinion, Saratoga Investment Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated May 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

May 14, 2018

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	February 28, 2018	February 28, 2017
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $281,534,277 and $243,415,755, respectively)	$286,061,722	$234,751,514
Affiliate investments (amortized cost of $18,358,611 and $7,783,141, respectively)	12,160,564	7,780,000
Control investments (amortized cost of $39,797,229 and $49,283,536, respectively)	44,471,767	50,129,799

Total investments at fair value (amortized cost of $339,690,117 and $300,482,432, respectively)	342,694,053	292,661,313
Cash and cash equivalents	3,927,579	9,306,543
Cash and cash equivalents, reserve accounts	9,849,912	12,781,425
Interest receivable (net of reserve of $1,768,021 and $157,560, respectively)	3,047,125	3,294,450
Management and incentive fee receivable	233,024	171,106
Other assets	584,668	183,346
Receivable from unsettled trades	—	253,041

Total assets	$360,336,361	$318,651,224

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(697,497)	(437,183)
SBA debentures payable	137,660,000	112,660,000
Deferred debt financing costs, SBA debentures payable	(2,611,120)	(2,508,280)
Notes payable	74,450,500	74,450,500
Deferred debt financing costs, notes payable	(2,316,370)	(2,689,511)
Base management and incentive fees payable	5,776,944	5,814,692
Accounts payable and accrued expenses	924,312	852,987
Interest and debt fees payable	3,004,354	2,764,237
Directors fees payable	43,500	51,500
Due to manager	410,371	397,505

Total liabilities	$216,644,994	$191,356,447

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 6,257,029 and 5,794,600 common shares issued and outstanding, respectively	$6,257	$5,795
Capital in excess of par value	188,975,590	190,483,931
Distribution in excess of net investment income	(27,862,543)	(27,737,348)
Accumulated net realized loss	(20,431,873)	(27,636,482)
Net unrealized appreciation (depreciation) on investments	3,003,936	(7,821,119)

Total net assets	143,691,367	127,294,777

Total liabilities and net assets	$360,336,361	$318,651,224

NET ASSET VALUE PER SHARE	$22.96	$21.97

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$26,648,380	$26,167,951	$23,165,823
Affiliate investments	886,948	246,035	—
Control investments	4,768,534	2,281,397	2,665,648
Payment-in-kind interest income:
Non-control/Non-affiliate investments	984,305	652,847	1,039,398
Affiliate investments	80,460	—	—
Control investments	1,741,334	—	—

Total interest from investments	35,109,961	29,348,230	26,870,869
Interest from cash and cash equivalents	27,495	31,151	5,420
Management fee income	1,509,317	1,499,001	1,494,779
Incentive fee income	591,368	—	—
Other income	1,376,837	2,278,770	1,679,602

Total investment income	38,614,978	33,157,152	30,050,670

OPERATING EXPENSES
Interest and debt financing expenses	10,938,654	9,888,127	8,456,467
Base management fees	5,846,400	4,898,657	4,528,589
Professional fees	1,590,798	1,243,400	1,336,214
Administrator expenses	1,645,833	1,366,667	1,175,000
Incentive management fees	4,333,983	2,947,543	2,232,188
Insurance	259,571	275,787	330,867
Directors fees and expenses	197,500	235,422	204,000
General & administrative	1,058,009	1,121,594	995,205
Excise tax expense (credit)	(14,738)	44,770	113,808
Other expense	27,310	19,780	—

Total operating expenses	25,883,320	22,041,747	19,372,338
Loss on extinguishment of debt	—	1,454,595	—

NET INVESTMENT INCOME	12,731,658	9,660,810	10,678,332

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	(5,877,734)	12,368,115	226,252
Affiliate investments	—	—	—
Control investments	166	—	—

Net realized gain (loss) from investments	(5,877,568)	12,368,115	226,252
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	6,178,457	(11,687,337)	2,021,890
Affiliate investments	818,323	(3,141)	—
Control investments	3,828,275	1,049,034	(1,280,916)

Net change in unrealized appreciation (depreciation) on investments	10,825,055	(10,641,444)	740,974

Net realized and unrealized gain on investments	4,947,487	1,726,671	967,226

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,679,145	$11,387,481	$11,645,558

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$2.93	$1.98	$2.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	6,024,040	5,740,450	5,582,453

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2018

Company	Industry	Investment Interest Rate/ Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—199.1% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.02% Cash, 6/16/2022	$15,000,000	$14,865,903	$14,850,000	10.3%

		Total Building Products		14,865,903	14,850,000	10.3%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash, 9/21/2021	$18,000,000	17,886,188	18,000,000	12.5%
Avionte Holdings, LLC (h)	Business Services	Common Stock	100,000	100,000	449,685	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	$13,243,267	13,128,695	13,243,267	9.2%
CLEO Communications Holding, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	$3,026,732	2,999,896	3,026,732	2.1%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.52% Cash, 1/23/2020	$3,300,000	3,298,099	3,316,500	2.3%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	468,521	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.52% Cash/1.00% PIK, 8/28/2021	$13,245,008	13,153,253	13,245,008	9.2%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.02% Cash, 5/26/2022	$14,500,000	14,435,057	14,574,035	10.1%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (3M USD LIBOR+4.50%), 6.52% Cash, 10/8/2021	$5,376,934	5,294,119	5,376,934	3.8%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 10/8/2022	$3,000,000	2,933,255	3,000,000	2.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	232,616	232,616	673,377	0.5%
Identity Automation Systems	Business Services	First Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 3/31/2021	$17,950,000	17,849,294	17,950,000	12.5%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.77% Cash, 7/20/2021	$22,288,730	22,214,703	22,288,731	15.5%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.27% Cash, 7/1/2022	$18,000,000	17,866,185	18,014,400	12.5%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,925,728	9,000,000	6.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	$11,248,990	11,246,851	11,248,991	7.8%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	343	—	1,064,145	0.8%

		Total Business Services		151,963,939	154,940,326	107.8%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	210,456	1,791,242	433,927	0.3%

		Total Consumer Products		1,791,242	433,927	0.3%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	2,227	2,311,649	2,340,154	1.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	1,797	1,796,880	1,481,939	1.0%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	96,224	—	—	0.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (1M USD LIBOR+5.25%), 6.92% Cash, 7/1/2019	$2,377,472	2,370,104	2,377,472	1.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (1M USD LIBOR+9.00%), 10.67% Cash, 7/1/2020	$11,000,000	10,974,817	11,000,000	7.7%

		Total Consumer Services		17,453,450	17,199,565	12.0%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 5/31/2020	$16,000,000	15,875,823	15,977,118	11.1%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (l)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,318,121	1,190,838	8,058	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	750,000	750,000	792,681	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 11.77% Cash, 6/2/2021	$10,000,000	9,934,492	10,000,000	7.0%

		Total Education		27,781,394	26,777,857	18.7%

TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	First Lien Term Loan 14.50% PIK, 7/17/2017	$9,358,694	9,358,694	9,133,149	6.3%
TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	Revolver 14.50% PIK, 7/17/2017	$398,645	398,644	389,037	0.3%

		Total Food and Beverage		9,757,338	9,522,186	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 11.67% Cash, 7/24/2019	$10,350,000	10,279,781	10,350,000	7.2%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	999	999,000	1,578,840	1.1%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 1/31/2022	$15,000,000	14,869,275	14,955,000	10.4%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	5,000	500,000	238,069	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	$7,300,000	7,250,224	6,635,570	4.6%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	$2,083,333	2,063,158	2,062,500	1.4%
Pathway Partners Vet Management Company LLC (k)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	5,081	508,077	352,097	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,171,558	3,900,960	2.7%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (1M USD LIBOR+4.25%), 5.92% Cash, 8/16/2023	$4,105,884	4,033,095	4,105,884	2.9%

		Total Healthcare Services		44,674,168	44,178,920	30.8%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,028,824	7,981,971	8,249,617	5.7%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,764,872	4,938,000	3.4%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	274,431	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,565,118	1.1%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,696,257	1.9%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	435,518	0.3%

		Total Media		13,246,843	18,158,941	12.6%

Sub Total Non-control/Non-affiliate investments				281,534,277	286,061,722	199.1%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments—8.5% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	$7,000,000	6,944,319	7,106,501	5.0%
GreyHeller LLC (f), (k)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	850,000	850,000	740,999	0.5%

		Total Business Services		7,794,319	7,847,500	5.5%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	60,000	9,685,028	3,433,800	2.4%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$879,264	879,264	879,264	0.6%

		Total Metals		10,564,292	4,313,064	3.0%

Sub Total Affiliate investments				18,358,611	12,160,564	8.5%

Control investments—30.9% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	5,080,000	8,761,000	10,760,435	7.5%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	$17,337,528	17,240,357	17,337,528	12.0%

		Total Business Services		26,001,357	28,097,963	19.5%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 32.21%, 10/20/2025	$30,000,000	9,295,872	11,874,704	8.3%
Saratoga Investment Corp. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 10.52%, 10/20/2025	$4,500,000	4,500,000	4,499,100	3.1%

		Total Structured Finance Securities		13,795,872	16,373,804	11.4%

Sub Total Control investments				39,797,229	44,471,767	30.9%

TOTAL INVESTMENTS—238.5% (b)				$339,690,117	$342,694,053	238.5%

			Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—9.6% (b)
U.S. Bank Money Market (m)			13,777,491	$13,777,491	$13,777,491	9.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			13,777,491	$13,777,491	$13,777,491	9.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $143,691,367 as of February 28, 2018.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 32.21% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2018 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation
GreyHeller LLC	$—	$—	$886,948	$—	$—	$56,322
Elyria Foundry Company, L.L.C.	800,000	—	80,460	—	—	762,001
Total	$800,000	$—	$967,408	$—	$—	$818,323

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2018 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$(10,180,000)	$3,656,285	$—	$166	$1,880,768
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	2,429,680	2,100,685	—	1,947,957
Saratoga Investment Corp. Class F Note	—	—	423,903	—	—	(450)
Total	$—	$(10,180,000)	$6,509,868	$2,100,685	$166	$3,828,275

(h)	Non-income producing at February 28, 2018.
(i)	Includes securities issued by an affiliate of the company.
(j)	The investment has an unfunded commitment as of February 28, 2018 (see Note 8 to the consolidated financial statements).
(k)	The entire commitment was unfunded at February 28, 2018. As such, no interest is being earned on this investment (see Note 8 to the consolidated financial statements).
(l)	At February 28, 2018, the investment was on non-accrual status. The fair value of these investments was approximately $9.5 million, which represented 2.8% of the Company’s portfolio.
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2018.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2018 was 1.67%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2018 was 2.02%.

PIK—Payment-in-Kind (see Note 2 to the consolidated financial statements)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2017

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliated investments—184.4% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.05% Cash, 9/21/2021	$18,000,000	$17,857,818	$17,843,400	14.0%
Avionte Holdings, LLC (h)	Business Services	Common Stock	100,000	100,000	251,000	0.2%
BMC Software, Inc. (d)	Business Services	Syndicated Loan (1M USD LIBOR+4.00%), 5.00% Cash, 9/10/2020	$5,611,666	5,582,551	5,639,163	4.4%
Courion Corporation	Business Services	Second Lien Term Loan (3M USD LIBOR+10.00%), 11.05% Cash, 6/1/2021	$15,000,000	14,879,353	14,230,500	11.2%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 1/23/2020	$3,300,000	3,282,213	3,316,500	2.6%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	49,318	400,000	394,544	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.55% Cash/1.00% PIK, 8/28/2021	$13,111,929	13,000,581	13,111,929	10.2%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (3M USD LIBOR+5.25%), 6.30% Cash, 10/8/2021	$5,947,481	5,857,960	5,947,481	4.7%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan(3M USD LIBOR+9.50%), 10.55% Cash, 10/8/2022	$3,000,000	2,922,606	2,926,800	2.3%
Identity Automation Systems	Business Services	Convertible Promissory Note 13.50% (6.75% Cash/6.75% PIK), 8/18/2018	611,517	611,517	611,517	0.5%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	232,616	232,616	386,143	0.3%
Identity Automation Systems	Business Services	First Lien Term Loan (3M USD LIBOR+9.25%), 10.30% Cash/1.75% PIK, 12/18/2020	$10,293,791	10,223,741	10,293,791	8.1%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+8.75%), 9.80% Cash, 7/20/2021	$17,777,730	17,692,307	17,777,730	14.0%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+10.00%), 11.05% Cash, 7/1/2022	$8,000,000	7,927,489	7,964,800	6.3%
National Waste Partners	Business Services	First Lien Term Loan 10.00% Cash, 2/13/2022	$9,000,000	8,910,000	8,910,000	7.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 14.00% (12.00% Cash/2.00% PIK), 3/6/2018	$8,819,270	8,778,186	8,819,270	6.9%
Vector Controls Holding Co., LLC (d), (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 5/31/2025	343	—	327,200	0.3%

		Total Business Services		118,258,938	118,751,768	93.30%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	210,456	1,791,242	29,241	0.0%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan A-2 15.00% PIK, 12/31/2019	$234,630	234,630	234,630	0.2%
Targus Holdings, Inc. (d)	Consumer Products	Second Lien Term Loan B 15.00% PIK, 12/31/2019	$703,889	703,889	703,889	0.6%

		Total Consumer Products		2,729,761	967,760	0.8%

My Alarm Center, LLC	Consumer Services	Second Lien Term Loan (3M USD LIBOR+11.00%), 12.05% Cash, 7/9/2019	$9,375,000	9,359,492	7,061,250	5.6%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (1M USD LIBOR+5.25%), 6.50% Cash, 7/1/2019	$2,687,143	2,672,435	2,687,143	2.1%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (1M USD LIBOR+9.00%), 10.25% Cash, 7/1/2020	$11,000,000	10,966,188	11,000,000	8.6%

		Total Consumer Services		22,998,115	20,748,393	16.3%

M/C Acquisition Corp., L.L.C. (d), (h)	Education	Class A Common Stock	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (d)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	$2,321,073	1,193,790	8,087	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	750	750,000	919,680	0.7%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 10.80% Cash, 6/2/2021	$10,000,000	9,918,572	10,000,000	7.9%

		Total Education		11,892,603	10,927,767	8.6%

TM Restaurant Group L.L.C. (h)	Food and Beverage	First Lien Term Loan (1M USD LIBOR+8.50%), 9.75% Cash, 7/17/2017	$9,358,694	9,331,446	8,422,825	6.6%

		Total Food and Beverage		9,331,446	8,422,825	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 11.00% Cash, 7/24/2019	$11,100,000	10,977,689	10,940,160	8.6%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	999	999,000	886,772	0.7%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 9.55% Cash, 1/31/2022	$10,500,000	10,398,957	10,395,000	8.2%
Roscoe Medical, Inc. (d), (h)	Healthcare Services	Common Stock	5,081	508,077	680,823	0.5%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	$4,200,000	4,155,827	4,179,000	3.3%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	5,000	500,000	288,800	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	$7,300,000	7,238,831	6,989,750	5.5%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (1M USD LIBOR+4.75%), 5.75% Cash, 8/17/2020	$4,136,911	4,085,888	4,183,658	3.3%

		Total Healthcare Services		38,864,269	38,543,963	30.3%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	$8,462,482	8,376,876	8,462,482	6.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	$4,800,000	4,751,258	4,800,000	3.8%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	4,264	61,647	294,770	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	30,320	438,353	1,706,410	1.3%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	57,872	—	2,961,310	2.3%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	8,139	—	473,690	0.4%

		Total Media		13,628,134	18,698,662	14.6%

Elyria Foundry Company, L.L.C. (d), (h)	Metals	Common Stock	35,000	9,217,564	413,350	0.3%
Elyria Foundry Company, L.L.C. (d)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	$437,500	437,500	437,500	0.4%

		Total Metals		9,655,064	850,850	0.7%

Mercury Network, LLC	Real Estate	First Lien Term Loan (3M USD LIBOR+9.50%), 10.55% Cash, 8/24/2021	$15,773,875	15,644,382	15,773,875	12.4%
Mercury Network, LLC (h)	Real Estate	Common Stock	413,043	413,043	1,065,651	0.8%

		Total Real Estate		16,057,425	16,839,526	13.2%

Sub Total Non-control/Non-affiliated investments				243,415,755	234,751,514	184.4%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate / Maturity	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliated investments—6.1% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 12.05% Cash, 11/16/2021	$7,000,000	6,933,141	6,930,000	5.4%
GreyHeller LLC (f), (j)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 12.05% Cash, 11/16/2021	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	850,000	850,000	850,000	0.7%

		Total Business Services		7,783,141	7,780,000	6.1%

Sub Total Affiliated Investments				7,783,141	7,780,000	6.1%

Control investments—39.4% (b)
Easy Ice, LLC (g), (h)	Business Services	Preferred Equity	5,080,000	8,000,000	8,000,000	6.3%
Easy Ice, LLC (d), (g)	Business Services	First Lien Term Loan (1M USD LIBOR+10.25%) 11.02% Cash, 1/15/2020	$26,680,000	26,464,162	26,680,000	20.9%

		Total Business Services		34,464,162	34,680,000	27.2%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (d), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 14.87%, 10/20/2025	$30,000,000	10,319,374	10,950,249	8.7%
Saratoga Investment Corp. Class F Note (a), (d), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 9.55%, 10/20/2025	$4,500,000	4,500,000	4,499,550	3.5%

		Total Structured Finance Securities		14,819,374	15,449,799	12.2%

Sub Total Control investments				49,283,536	50,129,799	39.4%

TOTAL INVESTMENTS—229.9% (b)				$300,482,432	$292,661,313	229.9%

			Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—17.4% (b)
U.S. Bank Money Market (k)			22,087,968	$22,087,968	$22,087,968	17.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts			22,087,968	$22,087,968	$22,087,968	17.4%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.3% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $127,294,777 as of February 28, 2017.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2017 in which the issuer was an Affilate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized (Depreciation)
GreyHeller LLC	$7,780,000	$—	$246,035	$—	$—	$(3,141)

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2017 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$20,553,200	$—	$217,362	$—	$—	$283,226
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	1,941,914	1,499,001	—	833,646
Saratoga Investment Corp. Class F Note	4,500,000	—	122,121	—	—	(450)
Total	$25,053,200	$—	$2,281,397	$1,499,001	$—	$1,116,422

(h)	Non-income producing at February 28, 2017.
(i)	Includes securities issued by an affiliate of the company.
(j)	The investment has an unfunded commitment as of February 28, 2017. As such, no interest is being earned on this investment (see Note 8 to the consolidated financial statements).
(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2017.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2017 was 0.77%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2017 was 1.05%.

PIK—Payment-in-Kind (see Note 2 to the consolidated financial statements)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
INCREASE FROM OPERATIONS:
Net investment income	$12,731,658	$9,660,810	$10,678,332
Net realized gain (loss) from investments	(5,877,568)	12,368,115	226,252
Net change in unrealized appreciation (depreciation) on investments	10,825,055	(10,641,444)	740,974

Net increase in net assets resulting from operations	17,679,145	11,387,481	11,645,558

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions of investment income – net	(11,375,577)	(11,057,075)	(13,045,149)

Net decrease in net assets from shareholder distributions	(11,375,577)	(11,057,075)	(13,045,149)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	7,838,351	—	—
Stock dividend distribution	2,362,814	5,147,335	4,665,447
Repurchases of common stock	—	(3,332,839)	(356,792)
Offering costs	(108,143)	—	(357,931)

Net increase in net assets from capital share transactions	10,093,022	1,814,496	3,950,724

Total increase in net assets	16,396,590	2,144,902	2,551,133
Net assets at beginning of period	127,294,777	125,149,875	122,598,742

Net assets at end of period	$143,691,367	$127,294,777	$125,149,875

Net asset value per common share	$22.96	$21.97	$22.06
Common shares outstanding at end of period	6,257,029	5,794,600	5,672,227
Distribution in excess of net investment income	$(27,862,543)	$(27,737,348)	$(26,217,902)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,679,145	$11,387,481	$11,645,558
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,664,627)	(580,268)	(966,906)
Net accretion of discount on investments	(1,035,501)	(582,186)	(507,180)
Amortization of deferred debt financing costs	990,035	2,487,716	913,773
Net realized (gain) loss from investments	5,877,568	(12,368,115)	(226,252)
Net change in unrealized (appreciation) depreciation on investments	(10,825,055)	10,641,444	(740,974)
Proceeds from sales and repayments of investments	66,312,032	121,158,873	68,174,143
Purchase of investments	(107,697,157)	(126,934,895)	(109,191,262)
(Increase) decrease in operating assets:
Interest receivable	247,325	(98,531)	(726,521)
Management and incentive fee receivable	(61,918)	(1,090)	1,897
Other assets	(273,897)	70,488	(128,370)
Receivable from unsettled trades	253,041	46,959	(300,000)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(37,748)	220,736	(241,985)
Accounts payable and accrued expenses	215,458	(99,719)	73,141
Interest and debt fees payable	240,117	1,212,168	146,603
Payable for repurchases of common stock	—	(20,957)	—
Directors fees payable	(8,000)	20,000	—
Due to manager	12,866	179,412	(147,727)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,776,316)	6,739,516	(32,222,062)

Financing activities
Borrowings on debt	59,800,000	9,000,000	35,260,000
Paydowns on debt	(34,800,000)	—	(20,200,000)
Issuance of notes	—	74,450,500	13,493,125
Repayments of notes	—	(61,793,125)	—
Payments of deferred debt financing costs	(1,277,266)	(3,225,528)	(1,096,556)
Proceeds from issuance of common stock	7,838,351	—	—
Payments of offering costs	(82,483)	—	—
Repurchases of common stock	—	(3,332,839)	(356,792)
Payments of cash dividends	(9,012,763)	(6,785,339)	(7,906,304)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,465,839	8,313,669	19,193,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(8,310,477)	15,053,185	(13,028,589)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	22,087,968	7,034,783	20,063,372

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$13,777,491	$22,087,968	$7,034,783

Supplemental information:
Interest paid during the period	$9,708,503	$7,642,838	$7,396,091
Cash paid for taxes	208,164	144,247	293,953
Supplemental non-cash information:
Payment-in-kind interest income	$2,664,627	$580,268	$966,906
Net accretion of discount on investments	1,035,501	582,186	507,180
Amortization of deferred debt financing costs	990,035	2,487,716	913,773
Stock dividend distribution	2,362,814	5,147,335	4,665,447

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

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

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the year ended February 28, 2018.

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

As of February 28, 2018, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2018	February 28, 2017	February 29, 2016
Cash and cash equivalents	$3,927,579	$9,306,543	$2,440,277
Cash and cash equivalents, reserve accounts	9,849,912	12,781,425	4,594,506

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$13,777,491	$22,087,968	$7,034,783

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $9.5 million, or 2.8% of the fair value of our portfolio.

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

Payment-in-Kind Interest

The Company holds debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight line method over the life of the respective facility and debt securities. Financing costs incurred in connection with our SBA debentures are deferred and amortized using the effective yield method over the life of the debentures.

The Company presents deferred debt financing costs on the balance sheet as a contra- liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

Income Taxes

The Company has elected to be treated for tax purposes as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes.

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

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2018, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2015, 2016 and 2017 federal tax years for the Company remain subject to examination by the IRS. As of February 28, 2018 and February 28, 2017, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Regulatory Matters

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606, and has concluded that the only significant impact relates to the timing of the recognition of the CLO incentive fee income.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Syndicated loans	$—	$—	$4,106	$4,106
First lien term loans	—	—	197,359	197,359
Second lien term loans	—	—	95,075	95,075
Structured finance securities	—	—	16,374	16,374
Equity interests	—	—	29,780	29,780

Total	$—	$—	$342,694	$342,694

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net change in unrealized appreciation (depreciation) on investments	(82)	1,790	2,242	1,948	4,927	10,825
Purchases and other adjustments to cost	65	93,061	14,982	104	3,185	111,397
Sales and repayments	(5,642)	(14,124)	(42,023)	(1,137)	(3,386)	(66,312)
Net realized gain (loss) from investments	(58)	(11)	(7,713)	9	1,896	(5,877)
Restructures in	—	—	39,837	—	2,617	42,454
Restructures out	—	(42,454)	—	—	—	(42,454)

Balance as of February 28, 2018	$4,106	$197,359	$95,075	$16,374	$29,780	$342,694

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(25)	$1,867	$(575)	$1,947	$5,579	$8,793

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the year in which they occur. Restructures in and out for the year ended February 28, 2018 included a restructure of Easy Ice, LLC of $26.7 million from a first lien term loan to a second lien term loan; a restructure of Mercury Funding, LLC’s first lien term loan of approximately $15.7 million to a second lien term loan; and a restructure of My Alarm Center, LLC’s second lien term loan of approximately $2.6 million to an equity interest.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2016	$11,868	$144,643	$88,178	$12,828	$26,479	$283,996
Net change in unrealized appreciation (depreciation) on investments	2,425	264	(1,597)	833	(12,566)	(10,641)
Purchases and other adjustments to cost	62	93,069	20,996	4,501	9,469	128,097
Sales and repayments	(4,585)	(78,805)	(20,501)	(2,712)	(14,556)	(121,159)
Net realized gain from investments	53	364	236	—	11,715	12,368
Restructures in	—	—	438	—	—	438

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Restructures out	—	(438)	—	—	—	(438)

Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$1,279	$(427)	$(2,387)	$833	$(1,462)	$(2,164)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$4,106	Market Comparables	Third-Party Bid (%)	100.0%

First lien term loans	197,359	Market Comparables	Market Yield (%)	7.3% - 13.4%

			EBITDA Multiples (x)	3.0x

			Third-Party Bid (%)	97.6% - 100.1%

Second lien term loans	95,075	Market Comparables	Market Yield (%)	10.0% - 16.5%

			Third-Party Bid (%)	100.0% - 100.0%

			EBITDA Multiples (x)	5.0x

Structured finance securities	16,374	Discounted Cash Flow	Discount Rate (%)	8.5% - 15.0%

Equity interests	29,780	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x

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

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of February 28, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$4,033	1.2%	$4,106	1.2%
First lien term loans	197,253	58.1	197,359	57.6
Second lien term loans	95,392	28.1	95,075	27.7
Structured finance securities	13,796	4.0	16,374	4.8
Equity interests	29,216	8.6	29,780	8.7

Total	$339,690	100.0%	$342,694	100.0%

The composition of our investments as of February 28, 2017, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$9,669	3.2%	$9,823	3.4%
First lien term loans	160,436	53.4	159,097	54.3
Second lien term loans	90,655	30.2	87,750	30.0
Structured finance securities	14,819	4.9	15,450	5.3
Equity interests	24,903	8.3	20,541	7.0

Total	$300,482	100.0%	$292,661	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2018. The significant inputs at February 28, 2018 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 15.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+330bps / $99.875

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we accrued $1.5 million, $1.5 million and $1.5 million in management fee income, respectively, and $2.4 million, $1.9 million and $2.7 million in interest income, respectively, from Saratoga CLO. For the year ended February 28, 2018, we accrued $0.6 million related to the incentive management fee from Saratoga CLO. For the years ended February 28, 2017 and February 29, 2016, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

As of February 28, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.9 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2018, Saratoga CLO had investments with a principal balance of $310.4 million and a weighted average spread over LIBOR of 3.9%, and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2018, the present value of the projected future cash flows of the subordinated notes, was approximately $12.2 million, using a 15.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $52.7 million, management fees of $18.0 million and incentive fees of $0.5 million.

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

The separate audited financial statements of Saratoga CLO as of February 28, 2018 and February 28, 2017, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, are presented on page S-1.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2018 and February 28, 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to expired capital losses, nondeductible excise tax, reversal of blocker income earned, market discount and interest income with respect to the Saratoga CLO which is consolidated for tax purposes as follows (dollars in thousands):

	February 28, 2018	February 28, 2017
Accumulated net investment income (loss)	$(1,481)	$(123)
Accumulated net realized gains on investments	13,082	168
Additional paid-in-capital	(11,601)	(45)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 was as follows (dollars in thousands):

	February 28, 2018	February 28, 2017	February 29, 2016
Ordinary income	$11,376	$11,057	$13,045
Capital gains	—	—	—
Return of capital	—	—	—

Total	$11,376	$11,057	$13,045

For federal income tax purposes, as of February 28, 2018, the aggregate net unrealized depreciation for all securities is $2.0 million. The aggregate cost of securities for federal income tax purposes is $638.6 million.

For federal income tax purposes, as of February 28, 2017, the aggregate net unrealized depreciation for all securities is $12.4 million. The aggregate cost of securities for federal income tax purposes is $586.6 million.

At February 28, 2018 and February 28, 2017, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2018	February 28, 2017
Post October loss deferred	$—	$—
Accumulated capital losses	(38,474)	(46,338)
Other temporary differences	(649)	(56)
Undistributed ordinary income	2,351	1,472
Unrealized appreciation (depreciation)	(1,980)	(12,372)

Total components of accumulated losses	$(38,752)	$(57,294)

The Company had incurred capital losses of $19.3 million for the year ended February 28, 2011. Such capital losses will be available to offset future capital gains if any and if unused, will expire on February 28, 2019. The company had incurred capital losses of $13.0 million for year ended February 28, 2010 that expired as of February 28, 2018.

At February 28, 2018, the Company had a short-term capital loss of $11.2 million and a long-term capital loss of $7.9 million, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

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

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2015-2018), and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

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

SIA Avionte, Inc., SIA Easy Ice, LLC, SIA GH Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc., 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments. Deferred tax temporary differences may include differences for state taxes and joint venture interests.

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

For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company incurred $5.8 million, $4.9 million and $4.5 million in base management fees, respectively. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company incurred $3.4 million, $2.8 million and $2.3 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2018 and February 28, 2017, we accrued $0.9 million and $0.1 million, respectively, in incentive fees related to capital gains. For the year ended February 29, 2016, there was a reduction of $0.05 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, the base management fees accrual was $1.2 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recognized $1.6 million, $1.4 million and $1.2 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2017, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 293.0% as of February 28, 2018 and 271.0% as of February 28, 2017. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

In addition to any fees or other amounts payable under the terms of the Credit Facility agreement with Madison Capital Funding LLC, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of February 28, 2018 and February 28, 2017, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded $0.8 million, $0.4 million and $0.7 million of interest expense, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded $0.1 million, $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the fiscal year ended February 28, 2018, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $7.1 million and 6.02%, respectively. For the fiscal year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility. For the fiscal year ended February 29, 2016, the average borrowings outstanding under the Credit Facility was approximately $4.4 million and the weighted average interest rate on the outstanding borrowings was 6.00%.

The Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Credit Facility has an eight year term, consisting of a three year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing one-month LIBOR rate and 1.00%, plus an applicable margin of 4.75%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 2.00%, and the applicable margin over such alternative base rate is 3.75%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Credit Facility for the duration of the Revolving Period.

Our borrowing base under the Credit Facility was $27.4 million subject to the Credit Facility cap of $45.0 million at February 28, 2018. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2018 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2017, as filed with the SEC on January 10, 2018. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2018, we have funded SBIC LP with $75.0 million of equity capital, and have $137.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested Board of Directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

As of February 28, 2018 and February 28, 2017, there was $137.7 million and $112.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.7 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded $4.1 million, $3.4 million and $2.6 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded $0.5 million, $0.5 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2018, February 28, 2017 and February 29, 2016 on the outstanding borrowings of the SBA debentures was 3.14%, 3.13% and 3.12%, respectively. During the years ended February 28, 2018 and February 28, 2017, the average dollar amount of SBA debentures outstanding was $130.1 million and $107.6 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of February 28, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of February 28, 2018, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of February 28, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.5 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the year ended February 28, 2018, we recorded $5.0 million of interest expense and $0.4 million of amortization of deferred financing costs related to the 2023 Notes. As of February 28, 2017, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.1 million, respectively. For the year ended February 28, 2017, we recorded $4.0 million of interest expense and $0.3 million of amortization of deferred financing costs related to the 2020 Notes, and $1.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. As of February 29, 2016, $2.7 million of financing costs related to the 2020 Notes (including underwriting commissions and net of issuance premiums) had been capitalized and were being amortized over the term of the 2020 Notes. For the year ended February 29, 2016, we recorded $4.3 million of interest expense and $0.4 million of amortization of deferred financing costs related to the 2020 Notes. During the years ended February 28, 2018 and February 28, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively. During the years ended February 28, 2017 and February 29, 2016, the average dollar amount of 2020 Notes outstanding was $61.8 million and of $55.9 million, respectively.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$212,111	$—	$—	$—	$212,111

Off-balance sheet arrangements

The Company’s off-balance sheet arrangements consisted of $4.9 million and $2.0 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of February 28, 2018 and February 28, 2017, respectively. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of February 28, 2018 and February 28, 2017 is shown in the table below (dollars in thousands):

	As of
	February 28, 2018	February 28, 2017
CLEO Communications Holding, LLC	$2,000	$—
GreyHeller LLC	2,000	2,000
Pathway Partners Vet Management Company LLC	917	—

Total	$4,917	$2,000

Note 9. Directors Fees

The independent directors receive an annual fee of $40,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $5,000 and the chairman of each other committee receives an annual fee of $2,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we incurred $0.2 million, $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of February 28, 2018 and February 28, 2017, $0.04 million and $0.05 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2018, we had not issued any common stock to our directors as compensation for their services.

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

On November 29, 2017, the Company declared a dividend of $0.49 per share payable on December 27, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2018, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

Note 11. Summarized Financial Information of Our Unconsolidated Subsidiary

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” After performing this analysis, the Company determined that one of its portfolio companies, Easy Ice, LLC (“Easy Ice”) is not a significant subsidiary for the year ended February 28, 2018 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X, but was a significant subsidiary for the year ended February 28, 2017. Accordingly, audited financial information as of December 31, 2016 and for the years ended December 31, 2016 and 2015 have been included as follows (in thousands):

As of
Balance Sheet – Easy Ice, LLC	December 31, 2016
Current assets	$1,058
Noncurrent assets	$18,245
Current liabilities	$3,473
Noncurrent liabilities	$23,113
Total deficit	$(7,283)

	For the years ended
Statement of Operations – Easy Ice, LLC	December 31, 2016	December 31, 2015
Rental income	$14,463	$11,984
Rental expenses	$8,463	$7,238
Gross margin	$6,000	$4,746
Operating expenses	$5,123	$4,235
Income (loss) from operations	$877	$602
Net loss	$(1,356)	$(1,629)

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 (dollars in thousands except share and per share amounts):

Basic and diluted	February 28, 2018	February 28, 2017	February 29, 2016
Net increase in net assets resulting from operations	$17,679	$11,387	$11,645
Weighted average common shares outstanding	6,024,040	5,740,450	5,582,453
Weighted average earnings per common share	$2.93	$1.98	$2.09

Note 13. Dividend

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

On November 12, 2010, the Company declared a dividend of $4.40 per share, which was paid on December 29, 2010. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $1.2 million or $0.44 per share.

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

The following tables summarize dividends declared for the years ended February 28, 2018, February 28, 2017, February 29, 2016, February 28, 2015 and February 28, 2014 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
November 29, 2017	December 15, 2017	December 27, 2017	$0.49	$3,052
August 28, 2017	September 15, 2017	September 26, 2017	0.48	2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666

Total dividends declared			$1.90	$11,376

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
January 12, 2017	January 31, 2017	February 9, 2017	$0.45	$2,585
October 5, 2016	October 31, 2016	November 9, 2016	0.44	2,509
August 8, 2016	August 24, 2016	September 5, 2016	0.20	1,151
July 7, 2016	July 29, 2016	August 9, 2016	0.43	2,466
March 31, 2016	April 15, 2016	April 27, 2016	0.41	2,346

Total dividends declared			$1.93	$11,057

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	$2,278
October 7, 2015	November 2, 2015	November 30, 2015	0.36	2,028
July 8, 2015	August 3, 2015	August 31, 2015	0.33	1,844
May 14, 2015	May 26, 2015	June 5, 2015	1.00	5,429
April 9, 2015	May 4, 2015	May 29, 2015	0.27	1,466

Total dividends declared			$2.36	$13,045

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
September 24, 2014	November 3, 2014	November 28, 2014	$0.18	$968
September 24, 2014	February 2, 2015	February 27, 2015	0.22	1,189

Total dividends declared			$0.40	$2,157

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	$12,535

Total dividends declared			$2.65	$12,535

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2018, February 28, 2017, February 29, 2016, February 28, 2015 and February 28, 2014:

	February 28,	February 28,	February 29,	February 28,	February 28,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of period	$21.97	$22.06	$22.70	$21.08	$22.71
Net investment income(1)	2.11	1.68	1.91	1.80	1.80
Net realized and unrealized gains and losses on investments(1)	0.82	0.30	0.18	0.24	(0.07)

Net increase in net assets resulting from operations	2.93	1.98	2.09	2.04	1.73
Distributions declared from net investment income	(1.90)	(1.93)	(2.36)	(0.40)	(2.65)
Total distributions to stockholders	(1.90)	(1.93)	(2.36)	(0.40)	(2.65)
Dilution(2)	(0.04)	(0.14)	(0.37)	(0.02)	(0.71)
Net asset value at end of period	$22.96	$21.97	$22.06	$22.70	$21.08
Net assets at end of period	$143,691,367	$127,294,777	$125,149,875	$122,598,742	$113,427,929
Shares outstanding at end of period	6,257,029	5,794,600	5,672,227	5,401,899	5,379,616
Per share market value at end of period	$21.86	$22.74	$14.22	$15.76	$15.85
Total return based on market value(3)	5.28%	80.83%	4.27%	1.63%	9.11%
Total return based on net asset value(4)	14.45%	12.62%	11.10%	10.09%	8.75%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	9.37%	7.57%	8.52%	8.11%	7.97%
Ratio of operating expenses to average net assets	7.81%	7.21%	6.93%	6.52%	6.28%
Ratio of incentive management fees to average net assets	3.19%	2.31%	1.78%	2.14%	0.84%
Ratio of interest and debt financing expenses to average net assets	8.05%	7.75%	6.75%	6.19%	5.46%
Ratio of total expenses to average net assets	19.05%	18.41%	15.46%	14.85%	12.59%
Portfolio turnover rate(5)	19.73%	43.76%	26.22%	31.28%	37.82%
Asset coverage ratio per unit(6)	2,930	2,710	3,025	3,117	3,348
Average market value per unit:
Credit Facility(7)	N/A	N/A	N/A	N/A	N/A
SBA Debentures(7)	N/A	N/A	N/A	N/A	N/A
2020 Notes	N/A	N/A	$25.24	$25.46	$25.18
2023 Notes	$26.05	$25.89	N/A	N/A	N/A

As described in the Company’s February 29, 2016 Annual Report, we identified errors that impacted the year ended February 28, 2014. The corrections for the errors, which we have concluded are immaterial to all prior period consolidated financial statements, are reflected in the selected financial data included in this Form 10-K.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 13, Dividend.

(3)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(4)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(6)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(7)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 15. Selected Quarterly Data (Unaudited)

	2018
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$10,128	$9,526	$10,254	$8,707
Net investment income	3,321	3,016	2,891	3,504
Net realized and unrealized gain (loss)	2,211	1,247	3,979	(2,490)
Net increase in net assets resulting from operations	5,532	4,263	6,870	1,014
Net investment income per common share at end of each quarter	$0.53	$0.50	$0.49	$0.60
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.35	$0.21	$0.67	$(0.42)
Dividends declared per common share	$0.49	$0.48	$0.47	$0.46
Net asset value per common share	$22.96	$22.58	$22.37	$21.69

	2017
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$8,359	$8,442	$8,448	$7,908
Net investment income	1,099	3,419	2,604	2,539
Net realized and unrealized gain (loss)	155	(1,845)	2,668	749
Net increase in net assets resulting from operations	1,254	1,574	5,272	3,288
Net investment income per common share at end of each quarter	$0.19	$0.60	$0.45	$0.44
Net realized and unrealized gain (loss) per common share at end of each quarter	$0.03	$(0.32)	$0.46	$0.13
Dividends declared per common share	$0.45	$0.44	$0.63	$0.41
Net asset value per common share	$21.97	$22.21	$22.39	$22.11

	2016
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$7,795	$6,936	$7,758	$7,561
Net investment income	3,100	2,150	3,657	1,771
Net realized and unrealized gain (loss)	(3,503)	1,271	(2,415)	5,614
Net increase in net assets resulting from operations	(404)	3,421	1,243	7,385
Net investment income per common share at end of each quarter	$0.54	$0.38	$0.65	$0.33
Net realized and unrealized gain (loss) per common share at end of each quarter	$(0.62)	$0.23	$(0.43)	$1.03
Dividends declared per common share	$0.40	$0.36	$0.33	$1.27
Net asset value per common share	$22.06	$22.59	$22.42	$22.75

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On February 26, 2018, the Company declared a dividend of $0.50 per share payable on March 26, 2018, to common stockholders of record on March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested Board of Directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio will become effective on April 16, 2019.

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

Report of Independent Auditors

The Collateral Manager,

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statements of assets and liabilities, including the schedules of investments, as of February 28, 2018 and 2017, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2018, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 28, 2018 and 2017, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

May 14, 2018

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	February 28, 2018	February 28, 2017
ASSETS
Investments
Fair Value Loans (amortized cost of $307,926,355 and $294,270,284, respectively)	$305,823,704	$292,437,930
Fair Value Other/Structured finance securities (amortized cost of $3,531,218 and $3,531,218, respectively)	6,599	22,718

Total investments at fair value (amortized cost of $311,457,573 and $297,801,502, respectively)	305,830,303	292,460,648
Cash and cash equivalents	5,769,820	13,046,555
Receivable from open trades	12,395,571	1,505,000
Interest receivable	1,653,928	1,443,865
Other assets	—	6,049

Total assets	$325,649,622	$308,462,117

LIABILITIES
Interest payable	$1,190,428	$1,031,457
Payable from open trades	24,471,358	9,431,552
Accrued base management fee	33,545	34,221
Accrued subordinated management fee	134,179	136,885
Accrued incentive fee	65,300	—
Class A-1 Notes—SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 Notes—SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B Notes—SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C Notes—SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes—SIC CLO 2013-1, Ltd.	(68,370)	(77,383)
Class D Notes—SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes—SIC CLO 2013-1, Ltd.	(317,409)	(359,249)
Class E Notes—SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F Notes—SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(1,014,090)	(1,161,590)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$336,894,941	$321,435,893

Commitments and contingencies (See Note 6)
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(12,974,026)	(21,557,618)
Net gain	1,728,457	8,583,592

Total net assets	(11,245,319)	(12,973,776)

Total liabilities and net assets	$325,649,622	$308,462,117

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
INVESTMENT INCOME
Interest from investments	$17,435,371	$15,443,693	$14,372,377
Interest from cash and cash equivalents	14,644	11,216	1,213
Other income	415,428	643,457	316,187

Total investment income	17,865,443	16,098,366	14,689,777

EXPENSES
Interest expense	13,719,536	12,574,838	11,696,757
Professional fees	216,672	106,564	292,754
Miscellaneous fee expense	95,314	49,279	23,742
Base management fee	301,863	585,575	747,390
Subordinated management fee	1,207,454	913,426	747,390
Incentive fees	591,368	—	—
Trustee expenses	160,883	128,083	121,299
Amortization expense	177,011	829,475	955,858
Loss on extinguishment of debt	—	6,143,816	—

Total expenses	16,470,101	21,331,056	14,585,190

NET INVESTMENT INCOME (LOSS)	1,395,342	(5,232,690)	104,587

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	619,531	358,169	419,096
Net change in unrealized appreciation (depreciation) on investments	(286,416)	13,458,113	(16,277,895)

Net realized and unrealized gain (loss) on investments	333,115	13,816,282	(15,858,799)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,728,457	$8,583,592	$(15,754,212)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2018

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%		6,692	$669,214	$1,539
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%		18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%		14,813	964,466	696
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	5/28/2021	$1,974,768	1,973,979	1,992,047
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.59%	6/15/2023	1,975,000	1,955,672	1,979,938
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	9/26/2021	1,935,275	1,926,742	1,703,042
Advantage Sales & Marketing, Inc.	Services: Business	Term Loan B2	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	500,000	490,000	492,190
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	2,421,181	2,419,247	2,383,362
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	2/24/2021	2,438,282	2,339,957	2,412,387
Agrofresh, Inc.	Food Services	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	7/30/2021	1,950,000	1,943,994	1,936,194
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	3/11/2024	496,250	496,250	493,148
AI Aqua Merger Inc	Utilities	Incremental Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	498,750	498,189	499,787
AI Aqua Merger Inc	Conglomerate	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	2,029,500	2,031,000	2,033,316
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	4/16/2021	398,056	397,217	394,573
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	8/25/2021	2,654,315	2,640,406	2,617,447
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	3M USD LIBOR + 4.50%	1.00%	6.15%	8/19/2021	2,826,521	2,817,880	2,826,521
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	1/31/2024	248,750	248,218	250,367
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	12/7/2023	495,013	492,821	495,785
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.65%	1/31/2022	1,833,243	1,796,705	1,778,246
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	3/28/2024	1,612,143	1,612,143	1,621,219
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	3/20/2024	496,250	494,091	497,079
Argon Medical Devices, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	1/23/2025	1,000,000	997,625	1,003,750
ASG Technologies Group, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.40%	7/31/2024	498,750	496,441	499,373
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	3M USD LIBOR + 3.75%	1.00%	5.52%	4/29/2022	1,964,792	1,961,139	1,986,896
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	12/24/2021	1,436,736	1,425,004	1,439,135
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	8/4/2022	2,373,759	2,363,315	2,384,156
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B6	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	11/3/2023	518,207	513,568	520,798
ATS Consolidated, Inc.	Construction & Building	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.40%	2/21/2025	500,000	497,500	502,500
Avantor, Inc.	Chemicals/Plastics	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	11/21/2024	1,500,000	1,478,028	1,514,370
Avaya, Inc.	Services: Business	Exit Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.34%	12/16/2024	1,000,000	990,313	1,004,220
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	3M USD LIBOR + 2.25%	0.75%	3.84%	3/21/2022	995,000	990,660	993,468
Blackboard	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	6.73%	6/30/2021	2,962,500	2,944,423	2,868,085
Blount International, Inc.	Forest Products & Paper	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.83%	4/12/2023	500,000	498,863	506,875
Blucora, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	5/22/2024	920,000	915,553	924,600
BMC Software	Technology	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.90%	9/12/2022	584,031	574,236	585,491
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	12/18/2020	1,420,433	1,412,065	1,427,975
Broadstreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-1	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	11/8/2023	997,481	995,151	1,006,628
Cable & Wireless Communications Ltd.	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	4.89%	1/30/2026	2,500,000	2,496,875	2,494,800
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 2.25%	0.00%	3.95%	5/1/2024	497,500	496,959	498,744
Caesars Entertainment Corporation	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	10/7/2024	1,000,000	1,000,000	1,006,250
Canyon Valor Companies, Inc. 1	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.94%	6/16/2023	997,500	995,006	1,003,116
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	3/25/2024	482,931	480,703	485,143
Caraustar Industries Inc.	Forest Products & Paper	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.19%	3/14/2022	496,250	495,182	496,950
CareerBuilder, LLC 1	Services: Business	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	8.44%	7/31/2023	2,468,750	2,402,343	2,440,977
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	5.69%	12/20/2023	1,485,000	1,472,299	1,490,569
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR + 2.25%	1.00%	3.90%	5/20/2024	419,775	418,723	421,219
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.84%	6/7/2023	1,464,371	1,449,727	1,343,970
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	1/31/2025	3,000,000	2,993,287	2,946,750
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	4.65%	2/1/2024	246,674	246,237	247,907
Charter Communications Operating, LLC	Cable and Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	4/30/2025	1,600,000	1,598,246	1,603,200
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3M USD LIBOR + 2.75%	1.00%	4.73%	12/31/2019	612,172	603,886	606,705
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.98%	1/27/2021	1,133,925	1,104,984	1,106,870
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/21/2021	1,930,000	1,860,229	1,723,895
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	8/11/2022	1,418,750	1,413,829	1,417,870
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/5/2023	498,130	495,839	489,502
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,421,670	1,109,196
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	12/1/2021	1,455,188	1,446,213	1,448,829
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	12/23/2020	448,889	446,919	385,820
Daseke Companies, Inc.	Transportation	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	2/27/2024	1,995,607	1,983,119	2,010,574
Dell International L.L.C.	High Tech Industries	Term Loan (01/17)	Loan	1M USD LIBOR + 2.00%	0.75%	3.65%	9/7/2023	1,496,250	1,495,193	1,496,130
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	2/1/2024	1,318,289	1,314,108	1,315,323
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.65%	7/29/2021	29,843	29,843	30,664
DHX Media Ltd.	Media	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	12/29/2023	497,500	495,234	498,122
Digital Room, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	12/29/2023	2,500,000	2,475,000	2,481,250
Dole Food Company, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	2M USD LIBOR + 2.75%	1.00%	4.40%	4/8/2024	493,750	491,561	495,513
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	11/19/2020	2,863,470	2,844,335	2,856,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3M USD LIBOR + 3.25%	1.00%	5.23%	11/4/2021	1,942,632	1,935,162	1,938,591
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.94%	2/21/2024	1,477,584	1,381,067	1,478,515
Eaglepicher Technologies, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	2/21/2025	500,000	498,750	500,315
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	8/28/2024	1,995,000	1,976,445	2,007,469
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime 5.50%	1.00%	10.00%	7/2/2020	423,861	415,813	103,846
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	Prime 2.00%	1.00%	13.00%	7/2/2020	954,307	939,748	7,759
EIG Investors Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.96%	2/9/2023	473,057	471,875	475,593
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	5/14/2021	991,629	986,286	988,852
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	8/1/2021	480,141	478,874	484,141
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.75%	5.94%	4/29/2024	995,000	990,482	992,513
Engility Corporation	Aerospace & Defense	Term Loan B-1	Loan	3M USD LIBOR + 2.75%	0.00%	4.40%	8/12/2020	218,750	218,055	220,117
Equian, LLC	Services: Business	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.15%	5/20/2024	1,990,000	1,980,110	1,998,716
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3M USD LIBOR + 3.75%	1.25%	5.49%	7/9/2019	945,131	942,746	902,940
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	12/20/2024	2,838,093	2,824,632	2,864,714
Extreme Reach, Inc.	Media	Term Loan B	Loan	3M USD LIBOR + 6.25%	1.00%	7.95%	2/7/2020	2,662,500	2,645,825	2,672,484
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	4/15/2021	2,296,974	2,290,825	2,309,424
FinCo I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	6/14/2022	498,580	497,495	503,192
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR + 2.25%	0.00%	3.87%	4/26/2024	1,741,492	1,661,950	1,744,400
First Eagle Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.00%	0.75%	4.69%	12/1/2022	1,471,350	1,462,612	1,483,856
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	7/1/2020	1,409,751	1,394,961	1,423,144
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.65%	12/30/2022	585,849	583,668	597,935
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Term Loan B2	Loan	Prime 10.51%	0.00%	12.25%	3/4/2019	1,461,320	1,455,880	1,431,641
Gigamon	Services: Business	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	12/27/2024	2,000,000	1,980,289	1,992,500

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.25%	5.69%	5/26/2020	3,116,081	3,110,498	3,128,732
GlobalLogic Holdings, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.44%	6/20/2022	496,250	491,702	498,731
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	1M USD LIBOR + 2.00%	0.00%	3.59%	4/30/2019	1,833,333	1,826,354	1,832,765
GoWireless, Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.16%	12/22/2024	2,000,000	1,980,568	2,005,000
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	8/18/2023	992,443	988,008	996,472
Hargray Communications Group, Inc.	Media	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	2/9/2022	995,000	992,659	996,990
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	11/3/2023	1,943,418	1,931,468	1,961,123
HD Supply Waterworks, Ltd.	Construction & Building	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	4.57%	8/1/2024	498,750	497,642	499,583
Heartland Dental, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.45%	7/31/2023	2,992,500	2,978,722	3,044,869
Helix Acquisition Holdings, Inc.	Utilities	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	9/30/2024	997,500	992,861	1,002,488
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	6/3/2024	462,388	460,553	466,263
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.19%	10/8/2021	1,342,543	1,296,984	1,346,463
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	5.15%	2/14/2024	2,475,000	2,485,950	2,422,406
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.75%	7.15%	2/15/2023	1,887,500	1,876,579	1,898,127
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.00%	3/15/2024	954,698	949,925	957,085
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.19%	11/21/2023	990,000	993,228	998,663
Hostess Brands, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	1M USD LIBOR + 2.25%	0.75%	3.90%	8/3/2022	1,482,559	1,479,227	1,486,532
HUB International Limited	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.84%	10/2/2022	215	215	216
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	6/30/2021	402,099	400,605	402,855
Hyland Software, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.75%	4.90%	7/1/2022	994,987	992,624	1,001,624
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	12/20/2024	2,000,000	1,990,289	2,017,000
Idera, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/28/2024	1,682,535	1,665,834	1,693,051
IG Investments Holdings, LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	10/29/2021	3,423,936	3,405,707	3,459,613
Inmar, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	5.15%	5/1/2024	497,500	492,933	499,520
IRB Holding Corp.	Beverage, Food & Tobacco	Term Loan B	Loan	2M USD LIBOR + 3.25%	1.00%	4.94%	2/5/2025	500,000	498,913	504,645
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	3M USD LIBOR + 3.22%	1.00%	4.91%	3/5/2021	830,284	830,284	573,676
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.77%	5/9/2022	872,065	869,192	863,344
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	2/2/2024	2,388,000	2,377,873	2,393,373
Koosharem, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.19%	5/15/2020	2,905,150	2,893,037	2,865,204
Lakeland Tours, LLC	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.59%	12/16/2024	1,847,826	1,843,674	1,868,041
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.03%	11/25/2022	2,700,436	2,656,597	2,693,685
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	12/1/2023	495,000	493,040	499,950
Legalzoom.com, Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.09%	11/21/2024	1,000,000	990,210	1,005,000
Lighthouse Network	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	11/29/2024	1,000,000	995,138	1,009,380
Lightstone Generation	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	912,971	912,971	918,047
Lightstone Generation	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	57,971	57,971	58,293
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	7/15/2024	487,500	482,947	488,719
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	3M USD LIBOR + 2.25%	0.00%	3.89%	9/23/2024	1,741,261	1,737,339	1,743,977
Mayfield Holdings T/L (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.15%	1/31/2025	500,000	497,500	501,250
McAfee, LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	9/30/2024	2,245,000	2,225,301	2,255,821
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	5/4/2022	985,000	981,596	969,693
Meredith Corporation	Publishing	Term Loan B	Loan	3M USD LIBOR + 3.00%	0.00%	4.66%	1/31/2025	1,000,000	997,611	1,005,470
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	3M USD LIBOR + 2.75%	1.00%	4.40%	1/30/2023	2,658,469	2,646,849	2,669,927
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.34%	9/13/2024	1,471,995	1,466,585	1,471,627
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR + 2.75%	1.00%	4.44%	8/18/2021	241,931	241,246	242,838
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 2.75%	0.75%	4.35%	8/15/2024	997,500	992,551	995,635
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	8/16/2023	987,500	979,118	988,734
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	8/20/2021	1,583,528	1,578,798	1,592,443
MRC Global (US) Inc.	Metals & Mining	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	500,000	498,823	503,440
Navistar, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.08%	11/6/2024	2,000,000	1,990,461	2,005,620
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	2/7/2025	500,000	498,814	500,625
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	2M USD LIBOR + 6.25%	1.00%	7.90%	6/4/2020	5,631,193	5,606,694	5,655,858
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.15%	12/21/2020	1,910,035	1,806,090	649,412
Novetta Solutions	Aerospace & Defense	Term Loan (200MM)	Loan	3M USD LIBOR + 5.00%	1.00%	6.70%	10/16/2022	1,960,000	1,946,082	1,890,792
Novetta Solutions	Aerospace & Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR + 8.50%	1.00%	10.20%	10/16/2023	1,000,000	992,243	890,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	4/19/2024	497,500	496,902	501,644
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	11/23/2022	1,238,120	1,233,635	1,256,692
Office Depot, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	1M USD LIBOR + 7.00%	1.00%	8.58%	11/8/2022	2,500,000	2,430,480	2,527,500
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	6/7/2019	3,037,274	3,033,839	3,049,939
OpenLink International, LLC	Services: Business	Term B Loan	Loan	3M USD LIBOR + 6.50%	1.25%	8.27%	7/29/2019	2,883,152	2,881,467	2,886,756
P.F. Chang’s China Bistro, Inc.	Food/Drug Retailers	Term B Loan	Loan	6M USD LIBOR + 5.00%	1.00%	6.51%	9/1/2022	1,995,000	1,978,916	1,962,581
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	6M USD LIBOR + 4.00%	1.00%	5.80%	10/30/2020	955,558	953,277	943,614
Peraton	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.95%	4/29/2024	1,990,000	1,980,795	2,007,413
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2M USD LIBOR + 3.00%	1.00%	4.57%	3/11/2022	972,500	968,851	792,344
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.90%	9/29/2020	2,754,229	2,743,573	2,664,717
PI US HOLDCO II T/L (PAYSAFE)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.17%	12/20/2024	1,000,000	995,000	1,002,080
Pike Corporation	Construction & Building	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	497,503	495,186	501,443
Ping Identity Corporation	High Tech Inudstries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.37%	1/24/2025	500,000	497,525	501,875
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.00%	0.75%	4.65%	3/31/2021	2,368,358	2,363,020	2,392,042
Plastipak Packaging, Inc	Containers/Glass Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.45%	10/14/2024	997,500	992,752	1,002,986
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.90%	9/27/2023	1,508,167	1,490,507	1,513,506
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 5.25%	1.25%	6.90%	7/1/2019	2,944,950	2,947,124	2,948,631
Presidio, Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	4.45%	2/2/2024	1,882,977	1,837,433	1,887,289
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	1/26/2024	428,171	427,260	430,543
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	5/2/2022	1,970,162	1,961,794	1,985,825
Project Accelerate	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	1/2/2025	2,000,000	1,990,187	2,020,000
Project Leopard Holdings, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.78%	7/7/2023	498,750	497,506	500,466
Prometric	Services: Business	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.77%	1/29/2025	500,000	497,522	503,750
Rackspace Hosting, Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.79%	11/3/2023	498,747	497,557	500,059
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	5/2/2024	1,492,500	1,492,500	1,498,097
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	10/1/2021	906,723	904,457	910,694
Red Ventures, LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.65%	11/8/2024	997,500	987,986	1,003,525
Research Now Group, Inc	Media	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.13%	12/20/2024	3,000,000	2,853,582	2,966,250
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	4/29/2022	722,738	722,738	732,676
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	2/3/2023	1,743,523	1,743,523	1,750,968
RGIS Services, LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 7.50%	1.00%	9.15%	3/31/2023	496,250	489,372	468,956
Robertshaw US Holding Corp.	Consumer Goods: Durable	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	2/14/2025	1,000,000	997,500	1,008,750
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	4.15%	7/2/2021	1,447,500	1,443,827	1,455,418
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	6/1/2023	2,217,487	2,120,560	2,229,129
Sally Holdings, LLC	Retail	Term Loan B1	Loan	1M USD LIBOR + 2.50%	0.00%	4.19%	7/5/2024	1,000,000	995,387	996,670
Sally Holdings, LLC	Retail	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	997,500	992,929	1,002,069
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	3/27/2021	962,500	960,161	943,250
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/31/2022	2,266,208	2,236,571	2,282,253
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.69%	2/21/2021	967,254	925,524	835,224

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SG Acquisition, Inc. (Safe Guard)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	3/29/2024	1,892,500	1,875,697	1,892,500
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.94%	1.00%	5.63%	6/30/2021	967,500	966,193	972,947
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	7.25%	9/18/2021	1,955,000	1,942,489	1,955,978
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	5.48%	2/2/2024	1,989,987	1,988,148	1,990,823
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	205,858	205,602	206,887
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	1,166,529	1,165,079	1,172,362
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	9/30/2022	1,905,528	1,897,798	1,907,376
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	2M USD LIBOR + 3.25%	1.00%	4.88%	3/15/2024	2,417,405	2,398,260	2,432,514
SS&C Technologies	Services: Business	Term Loan B3	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	737,000	735,158	740,228
SS&C Technologies	Services: Business	Term Loan B4	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	263,000	262,343	264,152
Staples, Inc.	Retail	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.79%	8/15/2024	1,995,000	1,990,091	1,981,294
Steak ’n Shake Operations, Inc.	Food Services	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	3/19/2021	844,991	840,948	737,255
Sybil Software LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 2.75%	1.00%	4.44%	9/29/2023	950,777	946,662	956,177
Syncsort, Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	8/16/2024	1,995,000	1,975,954	1,995,618
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	9/30/2024	2,000,000	1,997,922	1,991,260
Townsquare Media, Inc.	Media	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	4/1/2022	911,712	908,025	913,991
TransDigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.10%	8/22/2024	4,190,095	4,197,662	4,205,808
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	6.35%	1/25/2024	1,985,025	1,976,475	2,007,357
TRC Companies, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	6/21/2024	2,992,500	2,978,644	2,999,981
TRICO Group	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.48%	2/2/2024	3,000,000	2,940,000	2,996,250
Truck Hero, Inc. (Tectum Holdings)	Transportation	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.64%	4/22/2024	2,987,494	2,964,391	3,001,505
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.54%	4/13/2023	493,763	486,986	498,701
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.83%	7/10/2020	785,346	786,226	792,218
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	7/1/2024	2,546,644	2,534,633	2,558,919
Uniti Group, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/24/2022	1,950,362	1,940,540	1,881,280
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	3/15/2024	2,854,711	2,838,791	2,818,627
UOS, LLC (Utility One Source)	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.15%	4/18/2023	597,249	595,209	613,673
UPC Broadband Holding B.V.	Media	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.09%	1/15/2026	1,000,000	998,817	998,750
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	1M USD LIBOR + 3.50%	0.75%	5.08%	4/1/2022	848,566	848,566	858,019
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 2.50%	0.75%	4.09%	6/3/2024	497,500	495,337	499,366
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	2/13/2023	313,725	306,705	315,686
Washington Inventory Service	High Tech Industries	U.S. Term Loan (First Lien)	Loan	3M USD LIBOR + 6.00%	0.00%	7.52%	6/8/2020	1,111,056	1,122,315	833,292
Weight Watchers International, Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 4.75%	0.75%	6.33%	11/29/2024	2,000,000	1,960,950	2,022,500
Western Dental Services, Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/30/2023	2,488,747	2,472,078	2,505,870
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR + 2.00%	0.75%	3.60%	4/28/2023	1,309,443	1,272,149	1,315,335
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR + 4.00%	0.75%	5.59%	3/29/2021	886,317	879,389	835,354
Wirepath LLC	Consumer Goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	8/5/2024	997,500	997,055	997,500
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	2M USD LIBOR + 3.00%	0.00%	4.65%	12/7/2023	742,500	731,992	748,069
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.77%	8/12/2024	2,493,750	2,482,111	2,508,289
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.90%	8/16/2023	992,500	988,063	991,885

									$311,457,573	$305,830,303

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								5,769,820	$5,769,820	$5,769,820

Total cash and cash equivalents								5,769,820	$5,769,820	$5,769,820

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2018.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2018 was 1.67%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 28, 2018 was 1.81%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2018 was 2.02%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2018 was 2.22%.

Prime—The Prime Rate as of February 28, 2018 was 4.50%.

PIK—Payment-in-Kind (see Note 2 to the financial statements)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2017

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	0.00%	0.00%	0.00%		6,692	$669,214	$6,725
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	0.00%	0.00%	0.00%		18,975	1,897,538	247
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	0.00%	0.00%	0.00%		14,813	964,466	15,746
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	5/28/2021	$487,500	484,284	476,127
ABB Con-Cise Optical Group, LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.00%	6/15/2023	1,995,000	1,975,193	2,009,963
Acosta Holdco, Inc.	Media	Term Loan B1	Loan	1M USD LIBOR + 3.25%	1.00%	4.29%	9/26/2021	1,940,025	1,929,297	1,893,348
Advantage Sales & Marketing, Inc.	Services: Business	Delayed Draw Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	7/25/2021	2,446,206	2,443,710	2,438,574
Aegis Toxicology Science Corporation	Healthcare & Pharmaceuticals	Term B Loan	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	2/24/2021	2,463,550	2,337,204	2,412,234
Agrofresh, Inc.	Food Services	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	5.75%	7/30/2021	1,970,000	1,962,367	1,898,587
AI MISTRAL T/L (V. GROUP)	Utilities	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	3/11/2024	500,000	500,000	500,940
Akorn, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.25%	4/16/2021	398,056	396,948	403,529
Albertson’s LLC	Retailers (Except Food and Drugs)	Term Loan B-4	Loan	1M USD LIBOR + 3.00%	0.75%	3.78%	8/25/2021	2,896,193	2,879,009	2,931,179
Alere Inc. (fka IM US Holdings, LLC)	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	6/20/2022	917,946	916,144	919,479
Alion Science and Technology Corporation	High Tech Industries	Term Loan B (First Lien)	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	8/19/2021	2,955,000	2,943,621	2,951,306
Alliance Healthcare Services, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	4.29%	6/3/2019	984,570	981,094	977,184
ALPHA 3 T/L B1 (ATOTECH)	Chemicals/Plastics	Term Loan B 1	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	1/31/2024	250,000	249,377	252,500
Anchor Glass T/L (11/16)	Containers/Glass Products	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	12/7/2023	500,000	497,626	505,780
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.00%	1/31/2022	1,933,919	1,887,037	1,885,571
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	3M USD LIBOR + 2.50%	0.75%	3.50%	2/24/2021	3,118,358	3,118,358	3,147,327
Aspen Dental Management, Inc.	Healthcare & Pharmaceuticals	Term Loan Initial	Loan	3M USD LIBOR + 4.25%	1.00%	5.25%	4/29/2022	1,484,941	1,481,061	1,491,446
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	12/24/2021	1,495,307	1,480,354	1,499,045
Asurion, LLC (fka Asurion Corporation)	Insurance	Replacement Term Loan B-2	Loan	1M USD LIBOR + 3.25%	0.75%	4.03%	7/8/2020	531,422	526,976	537,024
Asurion, LLC (fka Asurion Corporation)	Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	8/4/2022	2,434,375	2,422,950	2,463,661
Auction.com, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.00%	5/13/2019	2,718,634	2,718,434	2,739,024
Avantor Performance Materials Holdings, Inc.	Chemicals/Plastics	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.00%	6/21/2022	2,784,429	2,760,689	2,819,234
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Capital Equipment	Term Loan B-2	Loan	3M USD LIBOR + 2.75%	0.75%	3.50%	3/20/2022	1,000,000	995,000	1,017,300
Bass Pro Group, LLC	Retailers (Except Food and Drugs)	Term Loan	Loan	1M USD LIBOR + 3.25%	0.75%	4.02%	6/5/2020	1,473,750	1,471,637	1,411,116
Belmond Interfin Ltd.	Lodging & Casinos	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	3/19/2021	2,481,122	2,484,502	2,488,888
BJ’s Wholesale Club, Inc.	Food/Drug Retailers	New 2013 (November) Replacement Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	2/2/2024	1,500,000	1,496,335	1,487,385
Blackboard T/L B4	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	6.02%	6/30/2021	2,992,500	2,969,529	3,008,390
BMC Software	Technology	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	9/10/2020	1,959,596	1,917,256	1,965,729
BMC Software T/L US	Technology	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	9/10/2020	676,193	665,400	679,607
Brickman Group Holdings, Inc.	Brokers/Dealers/Investment Houses	Initial Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	12/18/2020	1,461,186	1,451,382	1,467,952
BWAY Holding Company	Leisure Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR + 3.25%	0.00%	4.75%	8/14/2023	1,189,327	1,179,242	1,189,826
Candy Intermediate Holdings, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	6/15/2023	497,500	495,317	500,609
Capital Automotive L.P.	Conglomerate	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	4/10/2019	1,487,353	1,489,058	1,500,829
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	5.00%	12/20/2023	1,500,000	1,485,318	1,500,000
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	5/20/2021	424,821	423,456	429,953
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.25%	6/7/2023	1,492,500	1,477,575	1,411,965
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	4.00%	2/1/2024	227,273	226,758	229,545
Charter Communications Operating, LLC	Cable and Satellite Television	Term F Loan	Loan	1M USD LIBOR + 2.00%	0.00%	2.79%	1/3/2021	1,609,533	1,603,525	1,617,130
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term G Loan	Loan	3M USD LIBOR + 2.75%	1.00%	3.80%	12/31/2019	981,177	960,939	972,866
CHS/Community Health Systems, Inc.	Healthcare & Pharmaceuticals	Term H Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.05%	1/27/2021	1,805,352	1,763,950	1,773,940
CITGO Petroleum Corporation	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	7/29/2021	1,964,874	1,946,245	1,976,172
Communications Sales & Leasing, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	10/24/2022	1,970,062	1,958,282	1,980,405
Concordia Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.25%	10/21/2021	1,980,000	1,891,488	1,615,522
Consolidated Aerospace Manufacturing, LLC	Aerospace and Defense	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	8/11/2022	1,418,750	1,412,839	1,365,547
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	10/5/2023	500,000	497,500	502,890
CPI Acquisition Inc.	Technology	Term Loan B (First Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	5.83%	8/17/2022	1,436,782	1,418,783	1,289,511
CPI International Acquisition, Inc. (f/k/a Catalyst Holdings, Inc.)	Electronics/Electric	Term B Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	11/17/2017	2,462,342	2,461,490	2,457,934
Crosby US Acquisition Corporation	Industrial Equipment	Initial Term Loan (First Lien)	Loan	3M USD LIBOR + 3.00%	1.00%	4.05%	11/23/2020	727,500	726,911	667,329
CT Technologies Intermediate Hldgs, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.25%	12/1/2021	1,470,113	1,458,924	1,389,256
Culligan International Company-T/L	Conglomerate	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.00%	12/13/2023	2,050,000	2,049,738	2,083,313
Cumulus Media Holdings Inc.	Broadcast Radio and Television	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	12/23/2020	470,093	467,345	342,580
DAE Aviation (StandardAero)	Aerospace and Defense	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.25%	7/7/2022	1,975,000	1,967,190	1,987,838
DASEKE T/L (HENNESSY CAPITAL)	Transportation	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	6.50%	2/27/2024	714,286	707,143	717,857
DCS Business Services, Inc.	Financial Intermediaries	Term B Loan	Loan	3M USD LIBOR + 7.25%	1.50%	8.75%	3/19/2018	2,101,458	2,096,045	2,101,458
Delta 2 (Lux) S.a.r.l.	Lodging & Casinos	Term Loan B-3	Loan	3M USD LIBOR + 3.75%	1.00%	5.07%	7/30/2021	1,000,000	996,568	1,002,920
DELL INTERNATIONAL 1ST LIEN T/L	High Tech Industries	Term Loan (01/17)	Loan	1M USD LIBOR + 2.50%	0.75%	3.25%	9/7/2023	1,000,000	998,850	1,006,480
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (Incremental)	Loan	3M USD LIBOR + 6.00%	1.00%	7.04%	2/28/2020	1,000,000	972,672	997,500
Deluxe Entertainment Service Group, Inc.	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	6M USD LIBOR + 5.50%	1.00%	6.54%	2/28/2020	1,868,084	1,869,141	1,864,199
DEX MEDIA, INC.	Media	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.00%	7/29/2021	43,444	43,444	44,041
Diebold, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.75%	5.31%	11/6/2023	398,750	395,190	404,731
DIGITALGLOBE T/L B (12/16)	Aerospace and Defense	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.75%	3.53%	1/15/2024	500,000	498,815	502,030
DJO Finance, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	6/8/2020	492,500	490,933	483,388
DPX Holdings B.V.	Healthcare & Pharmaceuticals	Term Loan 2015 Incr Dollar	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	3/11/2021	2,925,000	2,919,916	2,937,431
Drew Marine Group, Inc.	Chemicals/Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	11/19/2020	2,950,591	2,923,591	2,928,461
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B Add-on	Loan	3M USD LIBOR + 3.25%	1.00%	4.30%	11/4/2021	1,962,557	1,954,741	1,973,703
DUKE FINANCE (OM GROUP/VECTRA) T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.00%	2/21/2024	1,500,000	1,395,987	1,511,250
Edelman Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	6.51%	12/19/2022	1,485,000	1,459,535	1,487,317
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	3M USD LIBOR + 4.50%	1.00%	5.51%	7/2/2020	501,970	488,778	177,446
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	3M USD LIBOR + 1.00%	1.00%	8.51%	7/2/2020	954,307	934,189	77,938
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.50%	1.00%	4.50%	8/1/2021	480,756	479,151	483,308
Emerald Performance Materials, LLC	Chemicals/Plastics	Term Loan (Second Lien)	Loan	1M USD LIBOR + 7.75%	1.00%	8.75%	8/1/2022	500,000	498,153	498,595
Emerald 2 Limited	Chemicals/Plastics	Term Loan B1A	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	5/14/2021	1,000,000	994,172	950,000
Endo International plc	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.75%	3.81%	9/26/2022	990,000	987,999	994,247
EnergySolutions, LLC	Environmental Industries	Term Loan B	Loan	1M USD LIBOR + 5.75%	1.00%	6.75%	5/29/2020	795,000	785,654	799,969
Engility Corporation	Aerospace and Defense	Term Loan B-1	Loan	3M USD LIBOR + 4.25%	0.70%	4.03%	8/12/2020	243,750	242,680	245,503
Evergreen Acqco 1 LP	Retailers (Except Food and Drugs)	New Term Loan	Loan	3M USD LIBOR + 3.75%	1.25%	5.00%	7/9/2019	955,106	954,175	846,224
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	1/15/2021	1,947,330	1,943,904	1,954,632
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	1/15/2021	992,500	984,248	997,463
Extreme Reach, Inc.	Media	Term Loan B	Loan	3M USD LIBOR + 6.25%	1.00%	7.25%	2/7/2020	2,887,500	2,860,092	2,905,547
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	4/15/2021	2,925,000	2,915,873	2,894,434
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR + 3.00%	0.70%	3.78%	3/24/2021	1,886,914	1,804,119	1,904,010

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 4.00%	0.75%	5.00%	12/1/2022	1,485,000	1,460,081	1,493,361
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	6.00%	7/1/2020	1,929,311	1,905,661	1,947,793
FMG Resources (August 2006) Pty LTD (FMG America Finance, Inc.)	Nonferrous Metals/Minerals	Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	6/28/2019	801,502	802,865	806,279
Garda World Security Corporation	Services: Business	Term B Delayed Draw Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	11/6/2020	197,083	196,509	197,822
Garda World Security Corporation	Services: Business	Term B Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	11/6/2020	770,417	768,226	773,306
Gardner Denver, Inc.	High Tech Industries	Initial Dollar Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.57%	7/30/2020	2,426,061	2,421,316	2,420,263
Gates Global LLC	Leisure Goods/Activities/Movies	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	7/5/2021	481,656	476,839	481,478
General Nutrition Centers, Inc.	Retailers (Except Food and Drugs)	Amended Tranche B Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	3.29%	3/4/2019	2,121,102	2,117,573	1,765,817
GLOBALLOGIC HOLDINGS INC TERM LOAN B	Services: Business	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	5.50%	6/20/2022	500,000	495,133	501,250
Global Tel*Link Corporation	Services: Business	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.25%	5.00%	5/26/2020	2,667,633	2,661,035	2,654,962
Goodyear Tire & Rubber Company, The	Chemicals/Plastics	Loan (Second Lien)	Loan	1M USD LIBOR + 3.00%	0.75%	3.78%	4/30/2019	1,333,333	1,320,613	1,333,747
Grosvenor Capital Management Holdings, LP	Brokers/Dealers/Investment Houses	Initial Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	1/4/2021	1,014,560	1,011,573	1,010,755
GTCR Valor Companies, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	7.00%	6/16/2023	1,492,500	1,436,528	1,501,201
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	6.50%	2/9/2022	2,176,889	2,117,378	2,190,495
Headwaters Incorporated	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	3/24/2022	242,058	241,141	242,784
Help/Systems Holdings, Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.25%	10/8/2021	1,485,000	1,433,886	1,485,000
Hemisphere Media Holdings, LLC	Media	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	4.27%	2/14/2024	2,500,000	2,512,500	2,493,750
Herbalife T/L B (HLF Financing)	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.75%	6.28%	2/15/2023	2,000,000	1,985,000	2,001,660
Hercules Achievement Holdings, Inc.	Retailers (Except Food and Drugs)	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.00%	12/10/2021	246,851	244,820	250,431
Hoffmaster Group, Inc.	Containers/Glass Products	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	11/21/2023	1,000,000	1,003,734	1,013,750
Hostess Brand, LLC	Beverage, Food & Tobacco	Term Loan B (First Lien)	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	8/3/2022	1,490,000	1,486,482	1,507,508
Huntsman International LLC	Chemicals/Plastics	Term Loan B (First Lien)	Loan	2M USD LIBOR + 3.00%	0.70%	3.78%	4/19/2019	1,518,031	1,510,811	1,525,150
Husky Injection Molding Systems Ltd.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	6/30/2021	469,398	467,182	472,158
Hyperion Refinance T/L	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	5.50%	4/29/2022	1,994,924	1,971,849	1,998,675
Imagine! Print Solutions, Inc.	Media	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	7.00%	3/30/2022	496,250	489,837	499,972
Infor US (Lawson) T/L B-6	Services: Business	Term Loan B-6	Loan	3M USD LIBOR + 2.75%	1.00%	3.75%	2/1/2022	1,609,802	1,595,316	1,610,945
Informatica Corporation	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	8/5/2022	493,750	492,732	490,664
Insight Global	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.00%	10/29/2021	3,450,126	3,434,977	3,471,690
ION Media T/L B	Media	Term Loan B	Loan	2M USD LIBOR + 3.50%	1.00%	4.50%	12/18/2020	500,000	497,615	506,875
J. Crew Group, Inc.	Retailers (Except Food and Drugs)	Term B-1 Loan Retired 03/05/2014	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	3/5/2021	945,756	945,756	540,660
Jazz Acquisition, Inc	Aerospace and Defense	First Lien 6/14	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	6/19/2021	487,879	487,106	471,208
J.Jill Group, Inc.	Retailers (Except Food and Drugs)	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.04%	5/9/2022	950,648	946,877	935,200
Kinetic Concepts, Inc.	Healthcare & Pharmaceuticals	Term Loan F-1	Loan	3M USD LIBOR + 4.00%	1.00%	4.28%	2/2/2024	2,400,000	2,388,246	2,399,496
Koosharem, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	7.50%	5/15/2020	2,935,100	2,917,778	2,730,259
Kraton Polymers, LLC	Chemicals/Plastics	Term Loan (Initial)	Loan	1M USD LIBOR + 5.00%	1.00%	5.00%	1/6/2022	2,500,000	2,286,776	2,533,825
Lannett Company T/L A	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR + 4.75%	1.00%	5.75%	11/25/2020	1,000,000	970,576	985,000
Lannett Company, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	6.38%	11/25/2022	1,900,000	1,842,852	1,885,750
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Healthcare & Pharmaceuticals	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	12/1/2023	500,000	497,713	505,625
Lightstone Generation T/L B	Utilities	Term Loan B	Loan	3M USD LIBOR + 5.50%	1.00%	6.54%	1/30/2024	913,043	894,897	925,981
Lightstone Generation T/L C	Utilities	Term Loan C	Loan	3M USD LIBOR + 5.50%	1.00%	6.54%	1/30/2024	86,957	85,236	88,189
Limetree Bay Terminals T/L (01/17)	Oil & Gas	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.04%	2/15/2024	500,000	495,000	503,125
LPL Holdings	Banking, Finance, Insurance & Real Estate	Term Loan B (2022)	Loan	2M USD LIBOR + 4.00%	0.75%	4.78%	11/21/2022	1,980,000	1,963,355	2,007,225
Mauser Holdings, Inc.	Containers/Glass Products	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	4.50%	7/31/2021	488,750	487,123	488,647
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.00%	5/4/2022	995,000	990,840	977,468
Michaels Stores, Inc.	Retailers (Except Food and Drugs)	Term Loan B1	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	1/30/2023	1,679,779	1,674,140	1,674,673
Micro Holding Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	7/8/2021	982,378	978,629	985,079
Microsemi Corporation	Electronics/Electric	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	3.03%	1/17/2023	868,445	845,882	874,593
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR + 3.50%	1.00%	3.75%	8/18/2021	244,375	243,499	246,005
Milacron T/L B	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	3.78%	9/28/2023	1,000,000	996,250	1,004,380
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	5.00%	8/16/2023	997,500	987,646	1,004,562
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.25%	8/20/2021	831,203	825,179	832,931
MSC Software Corporation	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	5/29/2020	1,969,898	1,931,995	1,972,360
MWI Holdings, Inc.	Capital Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.50%	1.00%	6.50%	6/29/2020	2,985,000	2,956,823	3,007,388
National Veterinary Associates, Inc	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	8/14/2021	977,543	974,893	982,430
National Vision, Inc.	Retailers (Except Food and Drugs)	Term Loan (Second Lien)	Loan	1M USD LIBOR + 5.75%	1.00%	6.75%	3/11/2022	250,000	249,793	242,750
New Media Holdings II T/L (NEW)	Retailers (Except Food and Drugs)	Term Loan	Loan	2M USD LIBOR + 6.25%	1.00%	7.25%	6/4/2020	3,168,116	3,154,983	3,140,395
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	7.50%	12/21/2020	1,930,106	1,777,976	980,494
Novetta Solutions	Aerospace and Defense	Term Loan (200MM)	Loan	3M USD LIBOR + 5.00%	1.00%	6.00%	10/16/2022	1,980,000	1,963,361	1,890,900
Novetta Solutions	Aerospace and Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR + 8.50%	1.00%	9.50%	10/16/2023	1,000,000	991,237	930,000
NPC International, Inc.	Food Services	Term Loan (2013)	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	12/28/2018	476,250	476,250	477,241
NVA Holdings (National Veterinary) T/L B2	Services: Consumer	Term Loan B2	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	8/14/2021	129,601	129,601	130,897
NVA Holdings, Inc.	Services: Consumer	Term Loan B1	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	8/14/2021	157,443	157,108	158,034
NXT Capital T/L (11/16)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR + 4.50%	1.00%	5.50%	11/23/2022	1,000,000	995,240	1,013,750
ON Semiconductor Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.70%	4.03%	3/31/2023	498,750	491,370	503,204
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan (First Lien 2013)	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	6/7/2019	3,613,555	3,606,228	3,490,297
OnexYork Acquisition Co	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	10/1/2021	488,750	486,195	475,554
OpenLink International, LLC	Services: Business	Term B Loan	Loan	3M USD LIBOR + 6.50%	1.25%	7.75%	7/29/2019	2,913,824	2,913,362	2,938,096
P.F. Chang’s China Bistro, Inc. (Wok Acquisition Corp.)	Food/Drug Retailers	Term Borrowing	Loan	1M USD LIBOR + 3.25%	1.00%	4.54%	6/24/2019	1,417,598	1,413,680	1,389,245
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Services: Business	Term Loan (First Lien)	Loan	6M USD LIBOR + 4.00%	1.00%	5.25%	10/30/2020	970,000	966,928	933,625
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food and Drugs)	Term Loan B1	Loan	2M USD LIBOR + 3.00%	1.00%	4.00%	3/11/2022	982,500	977,998	967,183
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.25%	9/29/2020	2,891,464	2,876,188	2,889,671
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.50%	0.75%	4.28%	3/31/2021	2,392,341	2,385,223	2,407,293
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.25%	9/27/2023	1,894,167	1,868,863	1,907,426
PrePaid Legal Services, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 5.25%	1.25%	6.50%	7/1/2019	3,328,536	3,330,285	3,335,825
Presidio, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	4.50%	2/2/2022	2,297,698	2,248,964	2,314,930
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.75%	0.75%	3.53%	1/26/2024	500,000	498,779	506,040
Prime Security Services (Protection One)	Services: Business	Term Loan	Loan	2M USD LIBOR + 3.25%	1.00%	4.25%	5/2/2022	1,985,025	1,975,632	2,003,645
Ranpak Holdings, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.25%	10/1/2021	916,047	913,757	918,337
Ranpak Holdings, Inc.	Services: Business	Term Loan (Second Lien)	Loan	1M USD LIBOR + 7.25%	1.00%	8.25%	10/3/2022	500,000	498,149	475,000
Redtop Acquisitions Limited	Electronics/Electric	Initial Dollar Term Loan (First Lien)	Loan	3M USD LIBOR + 3.50%	1.00%	4.54%	12/3/2020	485,019	483,001	486,634
Regal Cinemas Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	3.28%	4/1/2022	495,009	493,772	499,573
Research Now Group, Inc	Media	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	5.50%	3/18/2021	2,037,705	2,029,696	2,002,045
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.25%	4/30/2022	240,815	239,883	241,518
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	8/21/2023	732,374	732,374	736,497
Rexnord LLC/RBS Global, Inc.	Industrial Equipment	Term B Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	8/21/2023	641,402	641,402	645,013
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	3.78%	2/3/2023	1,761,134	1,761,134	1,773,603
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electric	Tranche B-3 Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	3.29%	7/2/2021	1,462,500	1,457,765	1,467,984
Royal Adhesives and Sealants	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3M USD LIBOR + 7.50%	1.00%	8.50%	6/19/2023	275,862	274,109	276,552
Royal Holdings T/L (02/17)	Chemicals/Plastics	Term Loan (Second Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	6/17/2022	541,607	539,167	544,992
RPI Finance Trust	Financial Intermediaries	Term B-4 Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	3.50%	10/14/2022	2,554,764	2,554,764	2,580,848

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	LIBOR/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Russell Investment Management T/L B	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 5.75%	1.00%	6.75%	6/1/2023	2,240,000	2,127,043	2,259,600
Sable International Finance Ltd	Telecommunications	Term Loan B2	Loan	1M USD LIBOR + 4.75%	0.75%	5.53%	12/30/2022	1,500,000	1,470,825	1,521,570
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	3/27/2021	972,500	969,442	870,388
Scientific Games International, Inc.	Electronics/Electric	Term Loan B2	Loan	1M USD LIBOR + 4.00%	0.75%	4.85%	10/1/2021	769,549	762,102	781,416
SCS Holdings (Sirius Computer)	High Tech Industries	Term Loan (First Lien)	Loan	1M USD LIBOR + 4.25%	1.00%	5.25%	10/31/2022	1,972,528	1,934,960	1,991,030
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	2/21/2021	977,330	922,444	729,635
Shearers Foods LLC	Food Services	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.94%	1.00%	4.94%	6/30/2021	977,500	975,832	979,944
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	6.56%	9/18/2021	1,975,000	1,959,274	1,961,432
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Transportation	Term Loan B	Loan	6M USD LIBOR + 4.50%	1.00%	5.53%	2/2/2024	1,000,000	995,095	1,008,330
Sonneborn, LLC	Chemicals/Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	12/10/2020	207,981	207,633	208,501
Sonneborn, LLC	Chemicals/Plastics	Initial US Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	12/10/2020	1,178,561	1,176,588	1,181,508
Sophia, L.P.	Electronics/Electric	Term Loan (Closing Date)	Loan	3M USD LIBOR + 3.25%	1.00%	4.25%	9/30/2022	1,960,897	1,951,404	1,967,761
SourceHOV LLC	Services: Business	Term Loan B (First Lien)	Loan	1M USD LIBOR + 6.75%	1.00%	7.75%	10/31/2019	1,837,500	1,804,647	1,808,412
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.00%	4/10/2020	2,725,103	2,719,454	2,718,289
Steak ’n Shake Operations, Inc.	Food Services	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	4.75%	3/19/2021	923,173	917,444	930,097
Survey Sampling International	Services: Business	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.00%	12/16/2020	2,721,749	2,707,531	2,721,749
Sybil Finance BV	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	9/30/2022	987,500	982,957	1,002,006
Syniverse Holdings, Inc.	Telecommunications	Initial Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.04%	4/23/2019	468,977	466,972	427,473
TaxACT, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 6.00%	1.00%	7.00%	1/3/2023	1,200,000	1,168,727	1,206,000
Tectum Holdings, Inc.	Transportation	Delayed Draw Term Loan (Initial)	Loan	3M USD LIBOR + 4.75%	1.00%	5.80%	8/24/2023	997,500	988,185	1,004,981
Tennessee Merger T/L (Team Health)	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	3.75%	2/6/2024	1,000,000	997,518	996,880
TGI Friday’s, Inc.	Food Services	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.25%	7/15/2020	1,651,817	1,648,856	1,646,316
Townsquare Media, Inc.	Media	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	4/1/2022	932,522	927,933	937,185
TPF II Power LLC and TPF II Covert Midco LLC	Utilities	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.00%	10/2/2021	1,413,873	1,364,619	1,426,683
TransDigm, Inc.	Aerospace and Defense	Tranche C Term Loan	Loan	1M USD LIBOR + 3.00%	0.75%	3.78%	2/28/2020	4,233,198	4,238,155	4,249,920
Travel Leaders Group, LLC	Hotel, Gaming and Leisure	Term Loan B	Loan	1M USD LIBOR + 5.25%	0.00%	6.03%	1/25/2024	2,000,000	1,990,095	2,025,000
Trugreen Limited Partnership	Services: Business	Term Loan B	Loan	2M USD LIBOR + 5.50%	1.00%	6.50%	4/13/2023	497,500	490,931	503,719
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.50%	7/10/2020	809,438	810,684	819,556
Univar Inc.	Chemicals/Plastics	Term B Loan	Loan	1M USD LIBOR + 2.75%	0.00%	3.61%	7/1/2022	2,962,500	2,948,361	2,971,565
Univision Communications Inc.	Telecommunications	Replacement First-Lien Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.00%	3/1/2020	2,885,666	2,876,319	2,896,949
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	3M USD LIBOR + 4.25%	0.75%	5.03%	2/13/2019	2,445,056	2,437,788	2,456,890
Verint Systems Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR + 2.75%	0.75%	3.53%	9/6/2019	1,006,278	1,003,396	1,010,554
Vistra Operations Company T/L B (12/16)	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.75%	4.02%	12/13/2023	500,000	498,784	502,970
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.00%	2/13/2023	879,853	856,884	891,405
Vouvray US Finance	Industrial Equipment	Term Loan	Loan	2M USD LIBOR + 3.75%	1.00%	4.75%	6/27/2021	487,500	485,889	486,891
Washington Inventory Service	Services: Business	U.S. Term Loan (First Lien) (5.75% PIK)	Loan	1M USD LIBOR + 0.00%	0.00%	5.75%	12/20/2018	1,735,292	1,743,798	1,418,601
Western Digital Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR + 3.75%	0.75%	4.53%	5/1/2023	1,592,000	1,547,312	1,602,396
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR + 4.00%	0.75%	4.78%	3/29/2021	999,375	989,489	1,006,121
Xerox Business Services T/L B (Conduent)	Services: Business	Term Loan	Loan	2M USD LIBOR + 5.50%	0.75%	6.28%	12/7/2023	750,000	737,850	761,955
Zekelman Industries (JMC Steel) T/L (01/17)	Nonferrous Metals/Minerals	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	4.75%	6/14/2021	500,000	501,250	506,040
ZEP, Inc.	Chemicals/Plastics	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.00%	6/27/2022	2,955,000	2,941,390	2,984,550
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	5.75%	8/17/2020	1,000,000	995,523	1,012,500

									$297,801,502	$292,460,648

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								13,046,555	$13,046,555	$13,046,555

Total cash and cash equivalents								13,046,555	$13,046,555	$13,046,555

(a)	Included within cash and cash equivalents in Saratoga CLO’s statements of assets and liabilities as of February 28, 2017.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2017 was 0.77%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 28, 2017 was 0.86%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2017 was 1.05%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2017 was 1.37%.

PIK—Payment-in-Kind (see Note 2 to the financial statements)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$1,395,342	$(5,232,690)	$104,587
Net realized gain from investments	619,531	358,169	419,096
Net change in unrealized appreciation (depreciation) on investments	(286,416)	13,458,113	(16,277,895)

Net increase (decrease) in net assets resulting from operations	1,728,457	8,583,592	(15,754,212)

Total increase (decrease) in net assets	1,728,457	8,583,592	(15,754,212)
Net assets at beginning of period	(12,973,776)	(21,557,368)	(5,803,156)

Net assets at end of period	$(11,245,319)	$(12,973,776)	$(21,557,368)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,728,457	$8,583,592	$(15,754,212)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Paid-in-kind interest income	(350,309)	(288,557)	(56,830)
Net accretion of discount on investments	(1,294,300)	(543,181)	(280,310)
Amortization of deferred debt financing costs	177,011	829,475	955,858
Loss on extinguishment of debt	—	6,143,816	—
Net realized gain from investments	(619,531)	(358,169)	(419,096)
Net change in unrealized (appreciation) depreciation on investments	286,416	(13,458,113)	16,277,895
Proceeds from sale and redemption of investments	150,035,021	161,551,546	142,862,138
Purchase of investments	(161,426,952)	(154,519,385)	(147,989,317)
(Increase) decrease in operating assets:
Interest receivable	(210,063)	254,697	(407,925)
Receivable from open trades	(10,890,571)	1,186,831	(572,144)
Other assets	6,049	(6,049)	—
Increase (decrease) in operating liabilities:
Interest payable	158,971	405,417	(5,846)
Payable for open trades	15,039,806	2,307,698	1,909,523
Accrued base management fee	(676)	(50,787)	(949)
Accrued subordinated management fee	(2,706)	51,877	(949)
Accrued incentive fee	65,300	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,298,077)	12,090,708	(3,482,164)

Financing activities
Borrowings on debt	—	282,320,000	—
Paydowns on debt	—	(282,457,781)	—
Deferred debt financing costs	21,342	(1,256,005)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,342	(1,393,786)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,276,735)	10,696,922	(3,482,164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,046,555	2,349,633	5,831,797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,769,820	$13,046,555	$2,349,633

Supplemental Information:
Interest paid during the period	$13,560,565	$12,169,421	$11,702,603

Supplemental non-cash information:
Paid-in-kind interest income	$350,309	$288,557	$56,830
Net accretion of discount on investments	1,294,300	543,181	280,310
Amortization of deferred debt financing costs	177,011	829,475	955,858

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

On November 15, 2016, the Issuer completed the second refinancing and the Issuer issued $282.4 million of notes (the “2013-1 Amended CLO Notes”), consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 Amended CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the 2013-1 CLO Notes issued in 2013. As of February 28, 2018, Saratoga Investment Corp. owned 100% of the Subordinated Notes and Class F Notes of the CLO.

Pursuant to an investment management agreement (the “Investment Management Agreement”), Saratoga Investment Corp. (the “Investment Manager”), provides investment management services to the Issuer, and makes day-to-day investment decisions concerning the assets of the Issuer. The Investment Manager also performs certain administrative services on behalf of the Issuer under the Investment Management Agreement. The CLO remains 100.0% owned and managed by Saratoga Investment Corp.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are stated in U.S. dollars. The following is a summary of the significant accounting policies followed by the Issuer in the preparation of its financial statements.

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2018.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2018 and February 28, 2017, cash and cash equivalents amounted to $5.8 million and $13.0 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Issuer has adopted the provisions of ASU 2016-18 as of November 30, 2016. The adoption of the provisions of ASU 2016-18 did not materially impact the Issuer’s financial position or results of operations. Prior period amounts were reclassified to conform to the current period presentation.

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

Deferred Debt Financing Costs, net

The Issuer presents deferred debt financing costs on the balance sheet as a contra- liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

Included in deferred debt financing costs of $1.0 million as of February 28, 2018 and $1.2 million as of February 28, 2017 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

Deferred debt financing costs of $1.5 million, incurred in connection with the issuance of the 2013-1 CLO Notes, were expensed when the 2013-1 CLO Notes were extinguished on November 15, 2016.

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”)) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. Subsequent to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, the Base Management Fee was changed to be payable in an amount equal to 0.10% per annum of the fee basis amount at the beginning of the Collection period, and the Subordinated Management Fees was changed to be payable in an amount equal to 0.40% per annum of the fee basis amount at the beginning of the Collection period. Throughout, the Incentive Management Fee equals 20.0% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. For the year ended February 28, 2018, Incentive Management Fees of $0.6 million were accrued. For the years ended February 28, 2017 and February 29, 2016, no Incentive Management Fees have been accrued or paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, 2015, the Issuer paid $0.2 million, $0.1 million and $0.1 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, $3.3 million, $4.7 million and $5.6 million of payments to the Subordinated Notes were included in interest expense on the statements of operations, respectively.

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

Regulatory Matters

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Issuer’s financial statements and related disclosures.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Issuer’s financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management has assessed these changes and does not believe they would have a material impact on the Issuer’s financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management has assessed these changes and does not believe they would have a material impact on the Issuer’s financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has assessed these changes and does not believe they would have a material impact on the Issuer’s financial statements and disclosures.

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

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820 and the Investment Company Act of 1940 (“1940 Act”).

The following table presents fair value measurements of investments, by major class, as of February 28, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$260,462,293	$45,361,411	$305,823,704
Equity interests	—	2,235	4,364	6,599

Total	$—	$260,464,528	$45,365,775	$305,830,303

The following table presents fair value measurements of investments, by major class, as of February 28, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$241,228,228	$51,209,702	$292,437,930
Equity interests	—	—	22,718	22,718

Total	$—	$241,228,228	$51,232,420	$292,460,648

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2018:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2017	$51,209,702	$22,718	$51,232,420
Net change in unrealized appreciation	54,781	4,117	58,898
Purchases and other adjustments to cost	29,566,554	—	29,566,554
Sales and repayments	(25,412,198)	—	(25,412,198)
Net realized gain from investments	15,544	—	15,544
Transfers in (1)	8,778,388	—	8,778,388
Transfers out (2)	(18,851,360)	(22,471)	(18,873,831)

Balance as of February 28, 2018	$45,361,411	$4,364	$45,365,775

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2018, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2018, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2017:

	Term Loans	Equity Interests	Total
Balance as of February 29, 2016	$45,397,073	$1,768	$45,398,841
Net change in unrealized appreciation (depreciation)	2,181,976	(169,145)	2,012,831
Purchases and other adjustments to cost	23,317,031	—	23,317,031
Sales and repayments	(10,891,325)	—	(10,891,325)
Net realized gain from investments	95,892	—	95,892
Transfers in (1)	6,387,646	190,095	6,577,741
Transfers out (2)	(15,278,591)	—	(15,278,591)

Balance as of February 28, 2017	$51,209,702	$22,718	$51,232,420

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2017, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2017, as the number of observable market quotes for these investments increased.

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

The net change in unrealized appreciation on Level 3 investments held as of February 28, 2018 was $0.3 million, and is included in net change in unrealized appreciation (depreciation) on investments in the statements of operations. The net change in unrealized appreciation on Level 3 investments held as of February 28, 2017 was $2.1 million, and is included in net change in unrealized appreciation (depreciation) on investments in the statements of operations.

Significant unobservable inputs used in the fair value measurement of the Level 3 term loans and equity include market quotations available from multiple dealers. A significant increase (decrease) in the market quote, in isolation, would result in a significantly lower (higher) fair value measurement.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
Term loans	$45,361,411	Market Comparables	Third-Party Bid	89.00% - 102.75%
Equity interests	4,364	Market Comparables	Third-Party Bid	0.40%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2017 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
Term loans	$51,209,702	Market Comparables	Third-Party Bid	93.00% - 101.63%
Equity interests	22,718	Market Comparables	Third-Party Bid	0.01% - 1.06%

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2018:

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2017:

Debt Security	Interest Rate	Maturity	Principal Amount	Amount Outstanding
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	October 20, 2025	$170,000,000	$170,000,000
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	October 20, 2025	20,000,000	20,000,000
Class B Floating Rate Senior Notes	LIBOR + 2.70%	October 20, 2025	44,800,000	44,800,000
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	October 20, 2025	16,000,000	16,000,000
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	October 20, 2025	14,000,000	14,000,000
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	October 20, 2025	13,100,000	13,100,000
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	October 20, 2025	4,500,000	4,500,000
Subordinated Notes	N/A	October 20, 2025	30,000,000	30,000,000

			$312,400,000	$312,400,000

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2018:

Debt Security	February 28, 2018
Class A-1 Floating Rate Senior Notes	$170,737,343
Class A-2 Floating Rate Senior Notes	20,138,214
Class B Floating Rate Senior Notes	45,373,111
Class C Deferrable Floating Rate Notes	16,180,199
Class D Deferrable Floating Rate Notes	14,153,208
Class E Deferrable Floating Rate Notes	13,128,862
Class F Deferrable Floating Rate Notes	4,499,100
Subordinated Notes	11,874,704

$296,084,741

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2017:

Debt Security	February 28, 2017
Class A-1 Floating Rate Senior Notes	$171,229,950
Class A-2 Floating Rate Senior Notes	20,221,460
Class B Floating Rate Senior Notes	45,715,309
Class C Deferrable Floating Rate Notes	16,286,880
Class D Deferrable Floating Rate Notes	14,242,508
Class E Deferrable Floating Rate Notes	13,145,915
Class F Deferrable Floating Rate Notes	4,499,379
Subordinated Notes	10,950,249

$296,291,650

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

The following tables provide the weighted average interest rate for the years ended February 28, 2018, February 28, 2017 and February 29, 2016:

February 28, 2018
Debt Security	Interest Rate	Weighted Average Interest Rate
2013-1 Amended CLO Notes
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	2.87%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	3.08%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	4.04%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	4.81%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	6.08%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	8.06%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	9.94%
Subordinated Notes	N/A	N/A

February 28, 2017
Debt Security	Interest Rate	Weighted Average Interest Rate
2013-1 Amended CLO Notes
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	2.10%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	2.30%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	2.96%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	3.78%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	4.64%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	5.98%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	7.45%
Subordinated Notes	N/A	N/A

February 29, 2016
Debt Security	Interest Rate	Weighted Average Interest Rate
2013-1 CLO Notes
Class A-1 Floating Rate Senior Notes	LIBOR + 1.30%	1.62%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.50%	1.82%
Class B Floating Rate Senior Notes	LIBOR + 2.00%	2.32%
Class C Deferrable Floating Rate Notes	LIBOR + 2.90%	3.22%
Class D Deferrable Floating Rate Notes	LIBOR + 3.50%	3.82%
Class E Deferrable Floating Rate Notes	LIBOR + 4.50%	4.82%
Class F Deferrable Floating Rate Notes	LIBOR + 5.75%	6.07%
Subordinated Notes	N/A	N/A

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

As of February 28, 2018, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $0.0 million, $0.0 million, $0.0 million, $0.1 million, $0.3 million, $0.0 million and $0.0 million, respectively.

As of February 28, 2017, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $0.0 million, $0.0 million, $0.0 million, $0.1 million, $0.4 million, $0.0 million and $0.0 million, respectively.

The remaining unamortized deferred debt financing costs, on the 2013-1 CLO Notes, of $1.5 million, and unamortized discount on the 2013-1 CLO Notes of $4.6 million, were recognized as additional amortization expense when the related notes were extinguished and recorded within loss on extinguishment of debt in the statements of operations. As of February 28, 2018, $1.3 million of financing costs related to the 2013-1 Amended CLO Notes have been capitalized and are being amortized over the term of the 2013-1 Amended CLO Notes.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2015—2018). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2018 and February 28, 2017, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2018, February 28, 2017 and February 29, 2016. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2018, February 28, 2017 and February 29, 2016.

6. Commitments and Contingencies

In the ordinary course of its business, the Issuer may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Issuer. Based on its history and experience, the Investment Manager feels that the likelihood of such an event is remote. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2018 and February 28, 2017, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2018, the Issuer had $0.2 million of unfunded commitments. At February 28, 2017, the Issuer had $0.5 million of unfunded commitments.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Issuer neither bought nor sold investments from related parties.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, $3.3 million, $4.7 million and $5.6 million of payments to the Subordinated Notes were included in interest expense in the statements of operations, respectively. In addition to refinancing its liabilities, the Investment Manager owns $4.5 million in aggregate principal amount of the Class F notes tranche of the CLO at par, with a coupon of LIBOR plus 8.5%. For the year ended February 28, 2018, $0.4 million of payments to the Class F Notes are included in interest expense in the statements of operations.

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

As of February 28, 2018 and February 28, 2017, net assets were $(11.2) million and $(13.0) million, respectively. These amounts include accumulated losses of $(13.0) million and $(21.6) million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2018, February 28, 2017, February 29, 2016, February 28, 2015 and February 28, 2014:

	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014
Average subordinated notes’ capital balance(1)	$17,262,714	$15,113,353	$18,382,072	$25,077,372	$28,471,910
Ratio and supplemental data:
Total Return(2)	32.73%	162.55%	(49.59)%	5.34%	4.65%
Net investment income(3)	8.08%	(34.62)%	0.57%	3.17%	(7.53)%
Total expenses(3)	95.41%	141.14%	79.34%	49.79%	65.27%
Base management fee(3)	1.75%	3.87%	4.07%	3.03%	1.82%
Subordinated management fee(3)	6.99%	6.04%	4.07%	3.03%	4.42%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2018 through May 14, 2018, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.