Form 10-Q
period 2018-05-31
SARATOGA INVESTMENT CORP.
filed 2018-07-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-33376

SARATOGA INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Maryland	20-8700615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 Madison Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding common shares of the registrant as of July 10, 2018 was 6,303,947.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	As of
	May 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $280,991,102 and $281,534,277, respectively)	$285,822,252	$286,061,722
Affiliate investments (amortized cost of $18,395,802 and $18,358,611, respectively)	11,722,193	12,160,564
Control investments (amortized cost of $40,317,247 and $39,797,229, respectively)	45,806,847	44,471,767

Total investments at fair value (amortized cost of $339,704,151 and $339,690,117, respectively)	343,351,292	342,694,053
Cash and cash equivalents	3,313,448	3,927,579
Cash and cash equivalents, reserve accounts	10,417,363	9,849,912
Interest receivable (net of reserve of $235,419 and $1,768,021, respectively)	3,780,769	3,047,125
Management and incentive fee receivable	183,925	233,024
Other assets	544,337	584,668
Deferred tax asset	267,310	—
Receivable from unsettled trades	159,271	—

Total assets	$362,017,715	$360,336,361

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(674,230)	(697,497)
SBA debentures payable	137,660,000	137,660,000
Deferred debt financing costs, SBA debentures payable	(2,479,788)	(2,611,120)
Notes payable	74,450,500	74,450,500
Deferred debt financing costs, notes payable	(2,216,368)	(2,316,370)
Base management and incentive fees payable	5,950,723	5,776,944
Deferred tax liability	940,546	—
Accounts payable and accrued expenses	1,059,495	924,312
Interest and debt fees payable	1,967,630	3,004,354
Directors fees payable	86,500	43,500
Due to manager	427,960	410,371

Total liabilities	$217,172,968	$216,644,994

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 6,282,384 and 6,257,029 common shares issued and outstanding, respectively	$6,282	$6,257
Capital in excess of par value	189,480,443	188,975,590
Distribution in excess of net investment income	(27,128,708)	(27,862,543)
Accumulated net realized loss	(20,219,865)	(20,431,873)
Net unrealized appreciation on investments, net of deferred taxes	2,706,595	3,003,936

Total net assets	144,844,747	143,691,367

Total liabilities and net assets	$362,017,715	$360,336,361

NET ASSET VALUE PER SHARE	$23.06	$22.96

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2018	May 31, 2017
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$7,405,909	$5,700,878
Affiliate investments	239,350	219,555
Control investments	1,146,665	1,335,386
Payment-in-kind interest income:
Non-control/Non-affiliate investments	216,010	223,273
Affiliate investments	34,147	—
Control investments	564,857	262,109

Total interest from investments	9,606,938	7,741,201
Interest from cash and cash equivalents	16,293	7,081
Management fee income	385,194	375,681
Incentive fee income	199,183	105,295
Other income	280,410	478,190

Total investment income	10,488,018	8,707,448

OPERATING EXPENSES
Interest and debt financing expenses	2,722,792	2,523,606
Base management fees	1,532,468	1,391,027
Professional fees	542,797	384,331
Administrator expenses	437,500	375,000
Incentive management fees	1,072,612	176,096
Insurance	63,859	66,165
Directors fees and expenses	95,500	51,000
General & administrative	80,540	197,243
Excise tax credit	(270)	—
Other expense	12,572	38,531

Total operating expenses	6,560,370	5,202,999

NET INVESTMENT INCOME	3,927,648	3,504,449

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain from investments:
Non-control/Non-affiliate investments	212,008	95,589

Net realized gain from investments	212,008	95,589
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	303,705	(4,104,566)
Affiliate investments	(475,562)	67,333
Control investments	815,062	1,451,282

Net change in unrealized appreciation (depreciation) on investments	643,205	(2,585,951)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(940,546)	—

Net realized and unrealized loss on investments	(85,333)	(2,490,362)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,842,315	$1,014,087

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,275,494	5,861,654

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2018

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 197.3% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.32% Cash, 6/16/2022	6/16/2017	$15,000,000	$14,872,035	$14,850,000	10.3%

		Total Building Products			14,872,035	14,850,000	10.3%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 9/21/2021	9/21/2016	$18,000,000	17,887,616	18,000,000	12.4%
Avionte Holdings, LLC (h)	Business Services	Common Stock	1/8/2014	100,000	100,000	583,984	0.4%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,288,184	13,184,977	13,288,184	9.2%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.32% Cash/2.00% PIK, 3/31/2022	3/31/2017	$5,037,221	4,991,562	5,037,221	3.5%
Destiny Solutions Inc. (a), (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 11/16/2023	5/16/2018	$8,500,000	8,415,086	8,415,000	5.8%
Destiny Solutions Inc. (a), (k)	Business Services	Delayed Draw First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 11/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	999,000	0.7%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.82% Cash, 1/23/2020	12/28/2012	$3,300,000	3,298,617	3,313,860	2.3%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	416,243	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.82% Cash/1.00% PIK, 8/28/2021	2/29/2016	$13,278,121	13,191,101	13,278,121	9.2%
FMG Suite Holdings, LLC	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.00% Cash, 11/16/2023	5/16/2018	$15,000,000	14,887,500	14,887,500	10.3%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.32% Cash, 5/26/2022	5/26/2017	$14,500,000	14,437,858	14,450,700	10.0%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	680,653	0.5%
Identity Automation Systems	Business Services	First Lien Term Loan (3M USD LIBOR+9.50%), 11.82% Cash, 3/31/2021	8/25/2014	$17,925,000	17,839,816	17,925,000	12.4%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.07% Cash, 7/20/2021	11/29/2012	$22,288,730	22,217,338	22,342,223	15.4%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.57% Cash, 7/1/2022	7/1/2016	$18,000,000	17,867,260	18,180,000	12.5%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,929,632	9,000,000	6.2%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 5/29/2023	5/29/2018	$5,500,000	5,445,066	5,445,000	3.7%
Omatic Software, LLC (k)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	3/6/2013	$10,988,071	10,986,237	10,988,071	7.6%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	1,070,979	0.7%

		Total Business Services			175,311,282	178,301,739	123.1%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,791,242	531,409	0.4%

		Total Consumer Products			1,791,242	531,409	0.4%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	2,309,523	1.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	1,197,980	0.8%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,154,759	3,507,503	2.4%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+8.50%), 10.82% Cash, 5/31/2020	5/31/2017	$16,000,000	15,888,816	16,000,000	11.0%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (l)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	8/10/2004	$2,318,121	1,190,838	8,058	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	772,403	0.5%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.07% Cash, 6/2/2021	12/2/2015	$10,000,000	9,938,797	10,000,000	6.9%

		Total Education			27,798,692	26,780,461	18.4%

TMAC Acquisition Co., LLC (h), (l)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,149,934	1.5%

		Total Food and Beverage			2,216,427	2,149,934	1.5%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 12.00% Cash, 7/24/2019	7/25/2014	$10,125,000	10,067,923	10,125,000	7.0%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	1,744,474	1.2%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.82% Cash, 1/31/2022	1/31/2017	$15,000,000	14,876,231	14,955,000	10.3%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	128,417	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,253,330	6,381,161	4.4%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.00% Cash, 10/10/2025	10/20/2017	$2,848,958	2,829,647	2,820,469	2.0%
Pathway Partners Vet Management Company LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 10.00% Cash, 10/10/2025	10/20/2017	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	347,220	0.2%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	3/26/2014	$4,200,000	4,175,777	3,938,340	2.7%

		Total Healthcare Services			41,209,985	40,440,081	27.9%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$7,909,949	7,872,896	8,068,149	5.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$5,300,000	5,263,784	5,406,000	3.7%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	1/16/2015	4,264	61,647	309,609	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	1/16/2015	30,320	438,353	1,810,407	1.3%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	1/16/2015	57,872	—	3,165,598	2.2%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	1/16/2015	8,139	—	501,362	0.3%

		Total Media			13,636,680	19,261,125	13.3%

Sub Total Non-control/Non-affiliate investments					280,991,102	285,822,252	197.3%

Affiliate investments - 8.1% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.32% Cash, 11/16/2021	11/17/2016	$7,000,000	6,947,372	7,150,500	4.9%
GreyHeller LLC (f), (k)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 13.32% Cash, 11/16/2021	11/17/2016	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	985,870	0.7%

		Total Business Services			7,797,372	8,136,370	5.6%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,029	2,672,422	1.9%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$913,401	913,401	913,401	0.6%

		Total Metals			10,598,430	3,585,823	2.5%

Sub Total Affiliate investments					18,395,802	11,722,193	8.1%

Control investments - 31.6% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	8,980,023	11,676,227	8.1%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	3/29/2013	$17,674,651	17,589,434	17,674,651	12.2%

		Total Business Services			26,569,457	29,350,878	20.3%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 36.02%, 10/20/2025	1/22/2008	$30,000,000	9,247,790	11,956,869	8.2%
Saratoga Investment Corp. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 10.82%, 10/20/2025	10/17/2013	$4,500,000	4,500,000	4,499,100	3.1%

		Total Structured Finance Securities			13,747,790	16,455,969	11.3%

Sub Total Control investments					40,317,247	45,806,847	31.6%

TOTAL INVESTMENTS - 237.0% (b)					$339,704,151	$343,351,292	237.0%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 9.5% (b)
U.S. Bank Money Market (m)				13,730,811	$13,730,811	$13,730,811	9.5%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				13,730,811	$13,730,811	$13,730,811	9.5%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 7.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $144,844,747 as of May 31, 2018.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 36.02% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the quarter ended May 31, 2018 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$239,350	$—	$—	$285,817
Elyria Foundry Company, L.L.C.	—	—	34,147	—	—	(761,379)

Total	$—	$—	$273,497	$—	$—	$(475,562)

(g) As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the quarter ended May 31, 2018 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation
Easy Ice, LLC	$—	$—	$818,546	$—	$—	$684,815
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	786,984	584,377	—	130,247
Saratoga Investment Corp. Class F Note	—	—	105,992	—	—	—

Total	$—	$—	$1,711,522	$584,377	$—	$815,062

(h)	Non-income producing at May 31, 2018.
(i)	Includes securities issued by an affiliate of the Company.
(j)	The investment has an unfunded commitment as of May 31, 2018 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded as of May 31, 2018. As such, no interest is being earned on this investment (see Note 7 to the consolidated financial statements).
(l)	As of May 31, 2018, the investment was on non-accrual status. The fair value of these investments was approximately $2.2 million, which represented 0.6% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2018.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2018 was 2.00%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2018 was 2.32%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2018

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 199.1% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.02% Cash, 6/16/2022	6/16/2017	$15,000,000	$14,865,903	$14,850,000	10.3%

		Total Building Products			14,865,903	14,850,000	10.3%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash, 9/21/2021	9/21/2016	$18,000,000	17,886,188	18,000,000	12.5%
Avionte Holdings, LLC (h)	Business Services	Common Stock	1/8/2014	100,000	100,000	449,685	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,243,267	13,128,695	13,243,267	9.2%
CLEO Communications Holding, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	3/31/2017	$3,026,732	2,999,896	3,026,732	2.1%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.52% Cash, 1/23/2020	12/28/2012	$3,300,000	3,298,099	3,316,500	2.3%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	468,521	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.52% Cash/1.00% PIK, 8/28/2021	2/29/2016	$13,245,008	13,153,253	13,245,008	9.2%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.02% Cash, 5/26/2022	5/26/2017	$14,500,000	14,435,057	14,574,035	10.1%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (3M USD LIBOR+4.50%), 6.52% Cash, 10/8/2021	10/26/2015	$5,376,934	5,294,119	5,376,934	3.8%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 10/8/2022	10/26/2015	$3,000,000	2,933,255	3,000,000	2.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	673,377	0.5%
Identity Automation Systems	Business Services	First Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 3/31/2021	8/25/2014	$17,950,000	17,849,294	17,950,000	12.5%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.77% Cash, 7/20/2021	11/29/2012	$22,288,730	22,214,703	22,288,731	15.5%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.27% Cash, 7/1/2022	7/1/2016	$18,000,000	17,866,185	18,014,400	12.5%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,925,728	9,000,000	6.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	3/6/2013	$11,248,990	11,246,851	11,248,991	7.8%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	1,064,145	0.8%

		Total Business Services			151,963,939	154,940,326	107.8%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,791,242	433,927	0.3%

		Total Consumer Products			1,791,242	433,927	0.3%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,311,649	2,340,154	1.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	1,481,939	1.0%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (1M USD LIBOR+5.25%), 6.92% Cash, 7/1/2019	7/10/2013	$2,377,472	2,370,104	2,377,472	1.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (1M USD LIBOR+9.00%), 10.67% Cash, 7/1/2020	7/14/2011	$11,000,000	10,974,817	11,000,000	7.7%

		Total Consumer Services			17,453,450	17,199,565	12.0%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 5/31/2020	5/31/2017	$16,000,000	15,875,823	15,977,118	11.1%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (l)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	8/10/2004	$2,318,121	1,190,838	8,058	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	792,681	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 11.77% Cash, 6/2/2021	12/2/2015	$10,000,000	9,934,492	10,000,000	7.0%

		Total Education			27,781,394	26,777,857	18.7%

TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	First Lien Term Loan 14.50% PIK, 7/17/2017	7/17/2012	$9,358,694	9,358,694	9,133,149	6.3%
TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	Revolver 14.50% PIK, 7/17/2017	5/1/2017	$398,645	398,644	389,037	0.3%

		Total Food and Beverage			9,757,338	9,522,186	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 11.67% Cash, 7/24/2019	7/25/2014	$10,350,000	10,279,781	10,350,000	7.2%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	1,578,840	1.1%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 1/31/2022	1/31/2017	$15,000,000	14,869,275	14,955,000	10.4%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	238,069	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,250,224	6,635,570	4.6%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	10/20/2017	$2,083,333	2,063,158	2,062,500	1.4%
Pathway Partners Vet Management Company LLC (k)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	10/20/2017	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	352,097	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	3/26/2014	$4,200,000	4,171,558	3,900,960	2.7%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (1M USD LIBOR+4.25%), 5.92% Cash, 8/16/2023	9/10/2013	$4,105,884	4,033,095	4,105,884	2.9%

		Total Healthcare Services			44,674,168	44,178,920	30.8%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$8,028,824	7,981,971	8,249,617	5.7%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$4,800,000	4,764,872	4,938,000	3.4%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	1/16/2015	4,264	61,647	274,431	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	1/16/2015	30,320	438,353	1,565,118	1.1%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	1/16/2015	57,872	—	2,696,257	1.9%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	1/16/2015	8,139	—	435,518	0.3%

		Total Media			13,246,843	18,158,941	12.6%

Sub Total Non-control/Non-affiliate investments					281,534,277	286,061,722	199.1%

Affiliate investments - 8.5% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	11/17/2016	$7,000,000	6,944,319	7,106,501	5.0%
GreyHeller LLC (f), (k)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	11/17/2016	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	740,999	0.5%

		Total Business Services			7,794,319	7,847,500	5.5%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	3,433,800	2.4%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$879,264	879,264	879,264	0.6%

		Total Metals			10,564,292	4,313,064	3.0%

Sub Total Affiliate investments					18,358,611	12,160,564	8.5%

Control investments - 30.9% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	8,761,000	10,760,435	7.5%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	3/29/2013	$17,337,528	17,240,357	17,337,528	12.0%

		Total Business Services			26,001,357	28,097,963	19.5%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 32.21%, 10/20/2025	1/22/2008	$30,000,000	9,295,872	11,874,704	8.3%
Saratoga Investment Corp. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 10.52%, 10/20/2025	10/17/2013	$4,500,000	4,500,000	4,499,100	3.1%

		Total Structured Finance Securities			13,795,872	16,373,804	11.4%

Sub Total Control investments					39,797,229	44,471,767	30.9%

TOTAL INVESTMENTS - 238.5% (b)					$339,690,117	$342,694,053	238.5%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 9.6% (b)
U.S. Bank Money Market (m)				13,777,491	$13,777,491	$13,777,491	9.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				13,777,491	$13,777,491	$13,777,491	9.6%

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $143,691,367 as of February 28, 2018.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 6 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 32.21% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2018 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation
GreyHeller LLC	$—	$—	$886,948	$—	$—	$56,322
Elyria Foundry Company, L.L.C.	800,000	—	80,460	—	—	762,001

Total	$800,000	$—	$967,408	$—	$—	$818,323

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2018 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$(10,180,000)	$3,656,285	$—	$166	$1,880,768
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	2,429,680	2,100,685	—	1,947,957
Saratoga Investment Corp. Class F Note	—	—	423,903	—	—	(450)

Total	$—	$(10,180,000)	$6,509,868	$2,100,685	$166	$3,828,275

(h)	Non-income producing at February 28, 2018.
(i)	Includes securities issued by an affiliate of the company.
(j)	The investment has an unfunded commitment as of February 28, 2018 (see Note 7 to the consolidated financial statements).
(k)	The entire commitment was unfunded at February 28, 2018. As such, no interest is being earned on this investment (see Note 7 to the consolidated financial statements).
(l)	At February 28, 2018, the investment was on non-accrual status. The fair value of these investments was approximately $9.5 million, which represented 2.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(m)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2018.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2018 was 1.67%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2018 was 2.02%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2018	May 31, 2017
INCREASE FROM OPERATIONS:
Net investment income	$3,927,648	$3,504,449
Net realized gain from investments	212,008	95,589
Net change in unrealized appreciation (depreciation) on investments	643,205	(2,585,951)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(940,546)	—

Net increase in net assets resulting from operations	3,842,315	1,014,087

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions of investment income – net	(3,128,513)	(2,665,516)

Net decrease in net assets from shareholder distributions	(3,128,513)	(2,665,516)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	—	1,367,168
Stock dividend distribution	504,878	622,088
Offering costs	—	(23,951)

Net increase in net assets from capital share transactions	504,878	1,965,305

Total increase in net assets	1,218,680	313,876
Net assets at beginning of period, as reported	143,691,367	127,294,777
Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—

Net assets at beginning of period, as adjusted	143,626,067	127,294,777

Net assets at end of period	$144,844,747	$127,608,653

Net asset value per common share	$23.06	$21.69

Common shares outstanding at end of period	6,282,384	5,884,475

Distribution in excess of net investment income	$(27,128,708)	$(26,898,415)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2018	May 31, 2017
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,842,315	$1,014,087
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(758,415)	(261,677)
Net accretion of discount on investments	(380,862)	(168,970)
Amortization of deferred debt financing costs	254,601	236,124
Net realized gain from investments	(212,008)	(95,589)
Net change in unrealized (appreciation) depreciation on investments	(643,205)	2,585,951
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	940,546	—
Proceeds from sales and repayments of investments	36,540,803	5,876,640
Purchase of investments	(35,203,552)	(44,964,990)
(Increase) decrease in operating assets:
Interest receivable	(733,644)	(358,485)
Management and incentive fee receivable	49,099	(105,378)
Other assets	40,331	1,938
Deferred tax asset	(267,310)	—
Receivable from unsettled trades	(159,271)	—
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	173,779	(1,821,732)
Accounts payable and accrued expenses	135,183	64,171
Interest and debt fees payable	(1,036,724)	(958,745)
Directors fees payable	43,000	—
Due to manager	17,589	(52,200)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,642,255	(39,008,855)

Financing activities
Borrowings on debt	—	46,500,000
Payments of deferred debt financing costs	—	(1,108,645)
Proceeds from issuance of common stock	—	1,367,168
Payments of offering costs	—	(20,504)
Payments of cash dividends	(2,623,635)	(2,043,428)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,623,635)	44,694,591

Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(46,680)	5,685,736
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	13,777,491	22,087,968

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$13,730,811	$27,773,704

Supplemental information:
Interest paid during the period	$3,504,914	$3,246,228
Cash paid for taxes	14,070	54,084
Supplemental non-cash information:
Payment-in-kind interest income	$758,415	$261,677
Net accretion of discount on investments	380,862	168,970
Amortization of deferred debt financing costs	254,601	236,124
Stock dividend distribution	504,878	622,088

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

The Company has established wholly-owned subsidiaries, SIA Avionte, Inc., SIA Bush Franklin, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA Avionte, Inc., SIA Bush Franklin, Inc., SIA Easy Ice, LLC, SIA GH, Inc., SIA MAC, Inc., SIA TT, Inc., and SIA Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the three months ended May 31, 2018.

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

As of May 31, 2018, the Company did not exceed any of these limitations.

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

The statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts.

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2018	May 31, 2017
Cash and cash equivalents	$3,313,448	$1,246,815
Cash and cash equivalents, reserve accounts	10,417,363	26,526,889

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$13,730,811	$27,773,704

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $2.2 million, or 0.6% of the fair value of our portfolio. At February 28, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $9.5 million, or 2.8% of the fair value of our portfolio.

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

Adoption of ASC 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements in Revenue Recognition (ASC 605). In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017.

Under the new guidance, the Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this standard, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligation(s) are satisfied and control is transferred to the customer. The Company’s adoption of ASC 606 impacted the timing and recognition of incentive fee income in the Company’s consolidated statements of operations. The adoption of ASC 606 did not have an impact on the Company’s management fee income.

The Company adopted ASC 606 to all applicable contracts under the modified retrospective approach using the practical expedient provided for within paragraph 606-10-65-1(f)(3); therefore, the presentation of prior year periods has not been adjusted. The Company recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balance of components of equity as of March 1, 2018.

Incentive Fee Income

Incentive fee income is recognized based on the performance of Saratoga CLO during the period, subject to the achievement of minimum return levels in accordance with the terms set out in the investment management agreement between the Company and Saratoga CLO. Incentive fee income is realized in cash on a quarterly basis. Once realized, such fees are no longer subject to reversal.

Upon the adoption of ASC 606, the Company will recognize incentive fee income only when the amount is realized and no longer subject to reversal. Therefore, the Company will no longer recognize unrealized incentive fee income in the consolidated financial statements. The adoption of ASC 606 results in the delayed recognition of unrealized incentive fee income in the consolidated financial statements until they become realized at the end of the measurement period and all uncertainties are eliminated, which is typically quarterly.

The Company adopted ASC 606 for incentive fee income using the modified retrospective approach with an effective date of March 1, 2018. The cumulative effect of the adoption resulted in the reversal of $0.07 million of unrealized incentive fee income and is presented as a reduction to the opening balances of components of equity as of March 1, 2018.

The following table presents the impact of incentive fees on the consolidated statement of assets and liabilities upon the adoption of ASC 606 effective March 1, 2018:

Consolidated Statement of Assets and Liabilities

	As of February 28, 2018
	As Reported	Adjustments(1)	As Adjusted for Adoption of ASC 606
Management and incentive fee receivable	$233,024	$(65,300)	$167,724
Total assets	360,336,361	(65,300)	360,271,061
Cumulative effect adjustment for Adoption of ASC 606	—	(65,300)	(65,300)
Total net assets	143,691,367	(65,300)	143,626,067
NET ASSET VALUE PER SHARE	$22.96	$(0.01)	$22.95

(1)	Unrealized incentive fees receivable balance as of February 28, 2018.

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the consolidated financial statements as of and for the three months ended May 31, 2018:

Consolidated Statement of Assets and Liabilities

	As of May 31, 2018
	As Reported	Adjustments(1)	Without Adoption of ASC 606
Management and incentive fee receivable	$183,925	$92,952	$276,877
Total assets	362,017,715	92,952	362,110,667
Total net assets	144,844,747	92,952	144,937,699
NET ASSET VALUE PER SHARE	$23.06	$0.01	$23.07

(1)	Unrealized incentive fees receivable balance as of May 31, 2018.

Consolidated Statement of Operations

	For the Three Months Ended May 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$199,183	$27,652	$226,835
Total investment income	10,488,018	27,652	10,515,670
NET INVESTMENT INCOME	3,927,648	27,652	3,955,300
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,842,315	27,652	3,869,967
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.01	$0.62

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

The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code (“Taxable Blockers”) when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in general and administrative expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2018, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2015, 2016 and 2017 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2018 and February 28, 2018, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$195,768	$195,768
Second lien term loans	—	—	97,073	97,073
Unsecured term loans	—	—	2,150	2,150
Structured finance securities	—	—	16,456	16,456
Equity interests	—	—	31,904	31,904

Total	$—	$—	$343,351	$343,351

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2018 (dollars in thousands)

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Net change in unrealized appreciation (depreciation) on investments	(73)	(22)	(186)	(66)	130	860	643
Purchases and other adjustments to cost	73	16,606	16,184	2,216	—	1,264	36,343
Sales and repayments	(4,106)	(18,387)	(14,000)	—	(48)	—	(36,541)
Net realized gain from investments	—	212	—	—	—	—	212
Restructures in	—	—	—	—	—	—	—
Restructures out	—	—	—	—	—	—	—

Balance as of May 31, 2018	$—	$195,768	$97,073	$2,150	$16,456	$31,904	$343,351

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(167)	$(93)	$(66)	$130	$860	$664

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out for the three months ended May 31, 2018.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net change in unrealized appreciation (depreciation) on investments	21	387	(5,855)	1,460	1,401	(2,586)
Purchases and other adjustments to cost	6	43,738	1,073	—	579	45,396
Sales and repayments	(728)	(1,440)	(2,786)	(799)	(124)	(5,877)
Net realized gain (loss) from investments	(54)	7	19	—	124	96
Restructures in	—	—	15,774	—	—	15,774
Restructures out	—	(15,774)	—	—	—	(15,774)

Balance as of May 31, 2017	$9,068	$186,015	$95,975	$16,111	$22,521	$329,690

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$21	$387	$(5,855)	$1,460	$1,401	$(2,586)

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. Restructures in and out for the three months ended May 31, 2017 included a restructure of Mercury Funding, LLC of approximately $15.8 million from a first lien term loan to a second lien term loan.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2018 were as follows (dollars in thousands)

	Fair Value	Valuation Technique	Unobservable Input	Range
First lien term loans	$195,768	Market Comparables	Market Yield (%)	9.4% - 13.4%
			EBITDA Multiples (x)	3.0x
Second lien term loans	97,073	Market Comparables	Market Yield (%)	10.0% - 17.3%
			EBITDA Multiples (x)	5.0x
Unsecured term loans	2,150	Market Comparables	Market Yield (%)	9.7%
			EBITDA Multiples (x)	4.8x
Structured finance securities	16,456	Discounted Cash Flow	Discount Rate (%)	8.5% - 15.0%
Equity interests	31,904	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x

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

The composition of our investments as of May 31, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$195,684	57.6%	$195,768	57.0%
Second lien term loans	97,576	28.7	97,073	28.3
Unsecured term loans	2,216	0.7	2,150	0.6
Structured finance securities	13,748	4.0	16,456	4.8
Equity interests	30,480	9.0	31,904	9.3

Total	$339,704	100.0%	$343,351	100.0%

The composition of our investments as of February 28, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$4,033	1.2%	$4,106	1.2%
First lien term loans	197,253	58.1	197,359	57.6
Second lien term loans	95,392	28.1	95,075	27.7
Structured finance securities	13,796	4.0	16,374	4.8
Equity interests	29,216	8.6	29,780	8.7

Total	$339,690	100.0%	$342,694	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2018. The significant inputs at May 31, 2018 for the valuation model include:

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended May 31, 2018 and May 31, 2017, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.8 million and $0.5 million in interest income, respectively, from Saratoga CLO. For the three months ended May 31, 2018 and May 31, 2017, we accrued $0.2 million and $0.1 million, respectively, related to the incentive management fee from Saratoga CLO.

As of May 31, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $12.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2018, Saratoga CLO had investments with a principal balance of $309.7 million and a weighted average spread over LIBOR of 3.9%, and had debt with a principal balance outstanding of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At May 31, 2018, the present value of the projected future cash flows of the subordinated notes was approximately $12.3 million, using a 15.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $54.7 million, management fees of $18.4 million and incentive fees of $0.7 million.

As of February 28, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.9 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. At February 28, 2018, Saratoga CLO had investments with a principal balance of $310.4 million and a weighted average spread over LIBOR of 3.9%, and had debt with a principal balance outstanding of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At February 28, 2018, the present value of the projected future cash flows of the subordinated notes, was approximately $12.2 million, using a 15.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2018 (unaudited) and February 28, 2018 and for the three months ended May 31, 2018 (unaudited) and May 31, 2017 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	As of
	May 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments
Loans at fair value (amortized cost of $307,443,676 and $307,926,355, respectively)	$305,230,848	$305,823,704
Equities at fair value (amortized cost of $3,531,218 and $3,531,218, respectively)	6,599	6,599

Total investments at fair value (amortized cost of $310,974,894 and $311,457,573, respectively)	305,237,447	305,830,303
Cash and cash equivalents	8,913,646	5,769,820
Receivable from open trades	4,874,864	12,395,571
Interest receivable	1,431,653	1,653,928

Total assets	$320,457,610	$325,649,622

LIABILITIES
Interest payable	$1,515,076	$1,190,428
Payable from open trades	19,660,146	24,471,358
Accrued base management fee	36,785	33,545
Accrued subordinated management fee	147,140	134,179
Accrued incentive fee	92,952	65,300
Class A-1 Notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 Notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B Notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C Notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on Class C Notes - SIC CLO 2013-1, Ltd.	(66,099)	(68,370)
Class D Notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on Class D Notes - SIC CLO 2013-1, Ltd.	(306,863)	(317,409)
Class E Notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F Notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. Notes	(982,551)	(1,014,090)
Subordinated Notes	30,000,000	30,000,000

Total liabilities	$332,496,586	$336,894,941

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(11,245,569)	(12,974,026)
Net gain (loss)	(793,657)	1,728,457

Total net assets	(12,038,976)	(11,245,319)

Total liabilities and net assets	$320,457,610	$325,649,622

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2018	May 31, 2017
INVESTMENT INCOME
Interest from investments	$5,032,427	$3,977,871
Interest from cash and cash equivalents	4,015	5,083
Other income	142,957	160,614

Total investment income	5,179,399	4,143,568

EXPENSES
Interest expense	3,949,820	3,623,558
Professional fees	25,888	34,551
Miscellaneous fee expense	27,389	10,126
Base management fee	77,039	75,136
Subordinated management fee	308,155	300,545
Incentive fees	226,835	105,295
Trustee expenses	45,468	36,168
Amortization expense	44,356	44,357

Total expenses	4,704,950	4,229,736

NET INVESTMENT INCOME (LOSS)	474,449	(86,168)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) from investments	(1,157,929)	293,858
Net change in unrealized depreciation on investments	(110,177)	(47,767)

Net realized and unrealized gain (loss) on investments	(1,268,106)	246,091

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(793,657)	$159,923

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2018

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—	—	—	—	6,692	$669,214	$1,539
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	—	—	—	—	18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—	—	—	—	14,813	964,466	696
24 Hour Fitness Worldwide, Inc.	Leisure Goods/Activities/Movies	Term Loan (5/18)	Loan	3M USD LIBOR + 3.50%	0.00%	5.86%	5/30/2025	$2,000,000	1,990,000	1,997,500
ABB Con-Cise Optical Group LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.94%	6/15/2023	1,963,941	1,944,777	1,973,761
Acosta, Inc.	Business Equipment & Services	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	9/26/2021	1,930,300	1,922,347	1,527,562
ADMI Corp.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.23%	4/30/2025	2,000,000	1,990,068	2,003,120
Advantage Sales & Marketing Inc.	Business Equipment & Services	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	7/23/2021	2,414,925	2,413,133	2,295,386
Advantage Sales & Marketing Inc.	Business Equipment & Services	Term Loan B Incremental	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	7/23/2021	498,744	489,210	474,804
Aegis Toxicology Sciences Corporation	Healthcare	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.87%	5/9/2025	4,000,000	3,940,000	3,960,000
Agrofresh, Inc.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.11%	7/30/2021	2,942,436	2,937,033	2,921,603
AI Mistral (Luxembourg) Subco Sarl	Surface Transport	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.98%	3/11/2024	495,000	495,000	492,525
Akorn, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.25%	4/16/2021	398,056	397,285	387,110
Albertsons Companies, LLC	Food Products	FILO Term Loan	Loan	3M USD LIBOR + 3.00%	0.00%	5.36%	5/3/2023	250,000	248,750	250,188
Albertson’s LLC	Food Products	Term Loan B4 (5/17)	Loan	1M USD LIBOR + 2.75%	0.75%	4.73%	8/25/2021	2,647,646	2,635,181	2,618,151
Alion Science and Technology Corporation	Conglomerates	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 4.50%	1.00%	6.48%	8/19/2021	2,826,521	2,818,464	2,837,121
Alpha 3 B.V.	Chemicals & Plastics	Term Loan B1	Loan	3M USD LIBOR + 3.00%	1.00%	5.30%	1/31/2024	248,125	247,598	247,428
Altisource S.a r.l.	Financial Intermediaries	Term Loan B (03/18)	Loan	3M USD LIBOR + 4.00%	1.00%	6.31%	4/3/2024	2,000,000	1,981,642	1,983,340
American Greetings Corporation	Publishing	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.48%	4/5/2024	1,000,000	980,351	1,007,500
Anchor Glass Container Corporation	Containers & Glass Products	Term Loan (07/17)	Loan	1M USD LIBOR + 2.75%	1.00%	4.69%	12/7/2023	493,769	491,665	458,282
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.98%	1/31/2022	1,820,865	1,786,386	1,761,687
Aramark Services, Inc.	Food Products	Term Loan B-2	Loan	1M USD LIBOR + 1.75%	0.00%	3.72%	3/28/2024	1,612,143	1,612,143	1,617,189
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	3/20/2024	524,934	524,866	528,436
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	7/31/2024	497,503	495,240	497,817
Astoria Energy LLC	Utilities	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.99%	12/24/2021	1,436,736	1,425,778	1,445,270
Asurion, LLC	Property & Casualty Insurance	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR + 2.75%	0.00%	4.73%	8/4/2022	2,298,766	2,289,094	2,306,237
Asurion, LLC	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR + 2.75%	0.00%	4.73%	11/3/2023	501,842	497,574	503,724
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.66%	3/3/2025	500,000	497,521	503,750
Avaya, Inc.	Telecommunications	Exit Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.68%	12/16/2024	997,500	988,247	1,002,627
Avolon TLB Borrower 1 US LLC	Equipment Leasing	Term Loan B3	Loan	1M USD LIBOR + 2.00%	0.75%	3.95%	1/15/2025	992,500	987,573	983,131
Blackboard Inc.	Conglomerates	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	7.36%	6/30/2021	2,955,000	2,938,192	2,677,969
Blount International, Inc.	Forest Products	Term Loan B (10/17)	Loan	1M USD LIBOR + 4.25%	1.00%	6.16%	4/12/2023	498,750	497,677	504,361
Blucora, Inc.	Electronics/Electrical	Term Loan (11/17)	Loan	2M USD LIBOR + 3.00%	1.00%	5.06%	5/22/2024	706,667	703,489	708,433
BMC Software Finance, Inc.	Business Equipment & Services	Term Loan B (11/17)	Loan	1M USD LIBOR + 3.25%	0.00%	5.23%	9/12/2022	582,567	573,335	583,074
Brightview Landscapes, LLC	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.96%	12/18/2020	1,416,677	1,409,199	1,423,406
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B2	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	11/8/2023	1,043,099	1,040,612	1,043,099
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	5.23%	1/30/2026	2,500,000	2,496,875	2,512,500
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 1.75%	0.00%	4.06%	5/1/2024	496,250	495,732	498,523
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	2M USD LIBOR + 3.25%	0.00%	5.31%	6/16/2023	966,014	963,599	971,569
Capital Automotive L.P.	Building & Development	First Lien Term Loan	Loan	1M USD LIBOR + 2.50%	1.00%	4.49%	3/25/2024	481,693	479,630	481,240
Caraustar Industries Inc.	Forest Products	Term Loan B (02/17)	Loan	3M USD LIBOR + 5.50%	1.00%	7.80%	3/14/2022	495,000	493,936	499,341
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	9.05%	7/31/2023	1,925,590	1,876,449	1,922,374
Casa Systems, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	12/20/2023	1,481,250	1,469,057	1,490,508
Catalent Pharma Solutions Inc	Drugs	Term Loan B (new)	Loan	1M USD LIBOR + 2.25%	1.00%	4.23%	5/20/2024	418,513	417,541	419,936
Cengage Learning, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.18%	6/7/2023	1,464,371	1,450,353	1,310,978
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.73%	1/31/2025	2,992,500	2,985,901	2,953,598
CEOC, LLC	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.98%	10/4/2024	997,500	997,500	996,882
CH Hold Corp.	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.98%	2/1/2024	246,053	245,620	246,668
Charter Communications Operating, LLC.	Cable & Satellite Television	Term Loan (12/17)	Loan	1M USD LIBOR + 2.00%	0.00%	3.99%	4/30/2025	1,596,000	1,594,219	1,597,995
CHS/Community Health Systems, Inc.	Healthcare	Term Loan G	Loan	3M USD LIBOR + 3.00%	1.00%	5.31%	12/31/2019	612,172	604,984	608,652
CHS/Community Health Systems, Inc.	Healthcare	Term Loan H	Loan	3M USD LIBOR + 3.25%	1.00%	5.56%	1/27/2021	1,133,925	1,107,546	1,103,173
Concordia Healthcare Corp.	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.23%	10/21/2021	1,917,500	1,852,480	1,725,213
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	8/11/2022	1,418,750	1,414,082	1,420,523
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.99%	10/5/2023	496,875	494,667	493,770
Covia Holdings Corporation	Nonferrous Metals/Minerals	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.11%	6/1/2025	1,000,000	1,000,000	1,000,000
CPI Acquisition Inc	Financial Intermediaries	Term Loan B (1st Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,422,424	894,914
CT Technologies Intermediate Hldgs, Inc	Healthcare	New Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.23%	12/1/2021	1,451,456	1,443,051	1,407,913
Cumulus Media Holdings Inc.	Radio & Television	Term Loan	Loan	Prime 2.25%	1.00%	7.00%	12/23/2020	448,889	444,403	388,850
Daseke Companies, Inc.	Surface Transport	Replacement Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.98%	2/27/2024	1,990,618	1,979,125	2,003,059
Dell International L.L.C.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 2.00%	0.75%	3.99%	9/7/2023	1,492,500	1,491,539	1,490,485
Delta 2 (Lux) SARL	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.48%	2/1/2024	1,318,289	1,314,444	1,308,956
Dex Media, Inc.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.99%	7/29/2021	27,601	27,601	28,199
DHX Media Ltd.	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	12/29/2023	496,250	494,073	495,009
Digital Room Holdings, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.99%	12/29/2023	2,493,750	2,469,995	2,475,047
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	Prime 1.75%	1.00%	4.71%	4/8/2024	490,625	488,532	490,713
Drew Marine Group Inc.	Chemicals & Plastics	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	11/19/2020	2,863,470	2,846,294	2,856,311
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.57%	11/4/2021	2,935,087	2,921,470	2,932,886
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.05%	8/28/2024	2,490,000	2,469,560	2,514,900
Education Management II LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime 5.50%	1.00%	10.25%	7/2/2020	423,861	416,668	84,772
Education Management II LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	Prime 8.50%	1.00%	13.25%	7/2/2020	954,307	941,303	4,772
EIG Investors Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	2/9/2023	465,548	464,432	467,294
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Canada / ERM US)	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.45%	5/14/2021	991,629	986,902	989,775
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	7/30/2021	479,988	478,808	481,586
Endo Luxembourg Finance Company I S.a.r.l.	Drugs	Term Loan B (4/17)	Loan	1M USD LIBOR + 4.25%	0.75%	6.25%	4/29/2024	992,500	988,246	980,977
Engility Corporation	Aerospace & Defense	Term Loan B1	Loan	1M USD LIBOR + 2.25%	0.00%	4.23%	8/12/2020	145,655	145,252	145,837
Equian, LLC	Healthcare	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.20%	5/20/2024	1,985,000	1,975,865	1,994,925
Evergreen AcqCo 1 LP	Retailers (Except Food & Drug)	Term Loan C	Loan	3M USD LIBOR + 3.75%	1.25%	6.11%	7/9/2019	942,637	940,769	906,110
EWT Holdings III Corp.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	5.30%	12/20/2024	2,830,980	2,817,931	2,846,919
Extreme Reach, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.24%	2/7/2020	2,469,731	2,456,273	2,467,682
Fastener Acquisition, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.42%	3/28/2025	500,000	497,543	501,250
FinCo I LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.00%	4.40%	12/27/2022	497,796	496,785	498,572
First Data Corporation	Financial Intermediaries	2024A New Dollar Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.97%	4/26/2024	1,741,492	1,665,132	1,740,255
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan B (10/17)	Loan	3M USD LIBOR + 3.00%	0.75%	5.30%	12/1/2022	1,467,653	1,459,377	1,476,826
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B (4/18)	Loan	6M USD LIBOR + 3.25%	0.00%	5.53%	4/18/2025	1,290,165	1,268,618	1,296,344
Fusion Connect, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 7.50%	1.00%	8.50%	5/4/2023	2,000,000	1,920,000	1,920,000
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.99%	1/3/2023	585,849	585,139	603,131
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	1M USD LIBOR + 8.75%	0.00%	10.74%	3/4/2021	1,439,121	1,435,218	1,360,688
GI Revelation Acquisition LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	6.93%	4/16/2025	1,000,000	995,000	1,010,630
Gigamon Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	6.80%	12/27/2024	1,995,000	1,976,052	2,004,975
Global Tel*Link Corporation	Telecommunications	Term Loan	Loan	3M USD LIBOR + 4.00%	1.25%	6.30%	5/26/2020	3,088,419	3,083,412	3,105,406
GlobalLogic Holdings Inc.	Business Equipment & Services	(2/17) Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	6.05%	6/20/2022	496,250	492,654	497,491
Go Wireless, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.48%	12/22/2024	1,975,000	1,956,403	1,960,188
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Second Lien Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.93%	3/7/2025	2,000,000	2,000,000	2,003,760
Grosvenor Capital Management Holdings, LLLP	Property & Casualty Insurance	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.73%	3/28/2025	992,443	987,496	996,165
Guidehouse LLP	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 3.25%	0.00%	5.16%	5/1/2025	2,000,000	1,995,000	2,010,000
Hampton Rubber Company	Industrial Equipment	First Lien Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	3/26/2021	960,000	957,846	916,800
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.98%	5/16/2024	992,500	990,329	994,981
Harland Clarke Holdings Corp.	Publishing	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.05%	11/3/2023	1,915,875	1,904,627	1,886,102
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	5.12%	8/1/2024	497,500	496,327	499,779
Heartland Dental, LLC	Healthcare	Term Loan (04/18)	Loan	1M USD LIBOR + 3.75%	0.00%	5.73%	4/30/2025	1,739,130	1,730,536	1,740,765
Helix Gen Funding, LLC	Utilities	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	6/3/2024	460,746	459,199	461,769
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan (2/17)	Loan	1M USD LIBOR + 3.50%	0.00%	5.48%	2/14/2024	2,450,006	2,460,643	2,431,630
HLF Financing US, LLC	Food/Drug Retailers	Term Loan B (HLF Financing)	Loan	1M USD LIBOR + 5.50%	0.75%	7.48%	2/15/2023	1,850,000	1,840,316	1,865,263
Hoffmaster Group, Inc.	Containers & Glass Products	Initial Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.80%	11/21/2023	987,500	990,746	990,788
Hostess Brands, LLC	Food Products	Cov-Lite Term Loan B	Loan	1M USD LIBOR + 2.25%	0.75%	4.23%	8/3/2022	1,478,853	1,475,643	1,482,550
Hudson River Trading LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.23%	4/3/2025	2,000,000	1,980,297	2,005,000
Hyland Software, Inc.	Business Equipment & Services	First Lien Term Loan (New)	Loan	1M USD LIBOR + 3.25%	0.75%	5.23%	7/1/2022	1,095,732	1,093,539	1,103,172
Hyperion Refinance S.a.r.l.	Insurance	Tem Loan (12/17)	Loan	1M USD LIBOR + 3.50%	1.00%	5.50%	12/20/2024	1,995,000	1,985,862	1,998,990
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.49%	6/28/2024	1,678,227	1,662,232	1,699,205
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	2M USD LIBOR + 3.50%	1.00%	5.61%	5/23/2025	3,415,333	3,395,832	3,423,871
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	5/1/2024	496,250	491,901	498,424
IRB Holding Corp.	Food Service	Term Loan B	Loan	2M USD LIBOR + 3.25%	1.00%	5.21%	2/5/2025	500,000	498,918	501,770
Isagenix International LLC	Food/Drug Retailers	Term Loan	Loan	3M USD LIBOR + 5.75%	1.00%	8.06%	4/25/2025	2,000,000	1,980,000	1,997,500
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term Loan (7/17)	Loan	3M USD LIBOR + 3.22%	1.00%	5.39%	3/5/2021	827,941	827,941	696,157
Jill Holdings LLC	Retailers (Except Food & Drug)	Term Loan (1st Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	7.36%	5/9/2022	869,606	866,893	852,214
Kinetic Concepts, Inc.	Healthcare	1/17 USD Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.55%	2/2/2024	2,382,000	2,372,663	2,394,506
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	6.12%	12/16/2024	1,847,826	1,843,697	1,853,610
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.36%	11/25/2022	2,661,922	2,620,976	2,650,237
Learfield Communications LLC	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	5.24%	12/1/2023	493,750	491,851	496,530
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.45%	11/21/2024	997,500	988,354	1,004,981
Lighthouse Network, LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.48%	12/2/2024	997,500	992,800	1,003,734
Lightstone Holdco LLC	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	1/30/2024	905,435	905,435	908,405
Lightstone Holdco LLC	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	1/30/2024	57,971	57,971	58,161
Lindblad Expeditions, Inc.	Leisure Goods/Activities/Movies	Cayman Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.95%	3/27/2025	100,000	99,752	101,000
Lindblad Expeditions, Inc.	Leisure Goods/Activities/Movies	US 2018 Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.95%	3/27/2025	400,000	399,008	404,000
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	7/15/2024	481,250	476,946	482,453
LPL Holdings, Inc.	Financial Intermediaries	Incremental Term Loan B	Loan	6M USD LIBOR + 2.25%	0.00%	4.56%	9/23/2024	1,736,897	1,733,099	1,736,897
Mayfield Agency Borrower Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.48%	2/28/2025	500,000	497,560	500,625
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.47%	9/30/2024	2,239,373	2,220,495	2,253,997
McDermott International, Inc.	Building & Development	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	6.91%	5/12/2025	2,000,000	1,960,098	2,015,460
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	5/4/2022	982,420	979,210	955,404
Meredith Corporation	Publishing	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	4.98%	1/31/2025	1,000,000	997,750	1,003,380
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.46%	1/30/2023	2,651,055	2,637,744	2,647,264
Micro Holding Corp.	Electronics/Electrical	First Lien Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.68%	9/13/2024	1,667,804	1,662,003	1,667,804
Midas Intermediate Holdco II, LLC	Automotive	Term Loan	Loan	3M USD LIBOR + 2.75%	1.00%	5.05%	8/18/2021	241,320	240,683	237,700
Midwest Physician Administrative Services LLC	Healthcare	Term Loan (2/18)	Loan	1M USD LIBOR + 2.75%	0.75%	4.71%	8/15/2024	977,985	973,504	970,631
Milk Specialties Company	Food Products	Term Loan (2/17)	Loan	3M USD LIBOR + 4.00%	1.00%	6.30%	8/16/2023	985,000	977,047	985,621
Mister Car Wash Holdings, Inc.	Automotive	Term Loan	Loan	6M USD LIBOR + 3.25%	1.00%	5.70%	8/20/2021	1,579,428	1,575,137	1,584,371
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B2	Loan	1M USD LIBOR + 3.00%	0.00%	4.98%	9/20/2024	498,750	497,510	499,997
NAI Entertainment Holdings LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.43%	5/8/2025	1,000,000	997,500	997,500
Navistar, Inc.	Automotive	Term Loan B (10/17)	Loan	1M USD LIBOR + 3.50%	0.00%	5.43%	11/6/2024	1,995,000	1,986,126	2,003,319
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.98%	2/7/2025	500,000	498,853	499,845
New Media Holdings II LLC	Radio & Television	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.23%	7/14/2022	5,617,044	5,594,624	5,655,689
NMI Holdings, Inc.	Insurance	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.92%	5/23/2023	500,000	497,500	501,250
Novetta Solutions, LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR + 8.50%	1.00%	10.41%	10/16/2023	1,000,000	992,510	890,000
Novetta Solutions, LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.99%	10/17/2022	1,954,870	1,941,654	1,891,337
NPC International, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	4/19/2024	496,250	495,745	500,905
NXT Capital, LLC	Financial Intermediaries	Term Loan (New)	Loan	1M USD LIBOR + 3.50%	1.00%	5.49%	11/23/2022	1,234,994	1,230,982	1,241,169
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	3M USD LIBOR + 7.00%	1.00%	8.94%	11/8/2022	2,437,500	2,374,681	2,504,531
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	6/7/2019	3,037,274	3,034,442	3,038,519
Openlink International Holdings, Inc.	Financial Intermediaries	Term Loan B (02/18)	Loan	3M USD LIBOR + 5.00%	1.00%	7.22%	3/21/2025	500,000	497,540	502,500
Owens & Minor Distribution, Inc.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.48%	4/30/2025	500,000	490,000	488,335
P.F. Chang’s China Bistro, Inc.	Food Service	Term Loan B	Loan	6M USD LIBOR + 5.00%	1.00%	6.52%	9/1/2022	1,990,000	1,974,829	1,976,727
P2 Upstream Acquisition Co.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.37%	10/30/2020	953,058	950,975	945,910
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	7.56%	4/29/2024	1,985,000	1,976,440	1,992,444
PetSmart, Inc.	Retailers (Except Food & Drug)	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	4.92%	3/11/2022	970,000	966,567	755,611
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	7.24%	9/29/2020	2,734,264	2,724,677	2,665,907
PI UK Holdco II Limited	Financial Intermediaries	Term Loan (PI UK Holdco II)	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	1/3/2025	1,500,000	1,491,476	1,485,000
Ping Identity Corporation	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.72%	1/24/2025	500,000	497,730	501,250
Planet Fitness Holdings, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR + 2.75%	0.75%	4.79%	3/31/2021	2,362,362	2,357,602	2,375,166
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B (04/18)	Loan	1M USD LIBOR + 2.50%	0.00%	4.49%	10/15/2024	995,000	990,097	996,552
Polycom, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	7.21%	9/27/2023	1,495,667	1,480,858	1,499,406
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	5.05%	2/2/2024	1,817,288	1,775,570	1,820,014
Prestige Brands, Inc.	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.00%	0.00%	3.98%	1/26/2024	345,001	344,342	346,208
Prime Security Services Borrower, LLC	Electronics/Electrical	Refi Term Loan B-1	Loan	1M USD LIBOR + 2.75%	1.00%	4.73%	5/2/2022	1,965,212	1,957,200	1,958,727
Project Accelerate Parent, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.16%	1/2/2025	2,000,000	1,990,695	1,999,960
Project Leopard Holdings, Inc.	Business Equipment & Services	2018 Repricing Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	7/7/2023	497,503	496,330	503,722
Prometric Holdings Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.99%	1/29/2025	500,000	497,652	502,500
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	5.36%	11/3/2023	497,494	496,353	493,608
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.73%	5/2/2024	1,488,750	1,488,750	1,493,708
Ranpak Corp.	Business Equipment & Services	Term Loan B-1	Loan	1M USD LIBOR + 3.25%	1.00%	5.23%	10/1/2021	904,393	902,132	906,654
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.98%	11/8/2024	995,000	985,871	1,006,731
Research Now Group, Inc.	Electronics/Electrical	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	7.86%	12/20/2024	2,992,500	2,850,458	2,907,722
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan (10/17)	Loan	3M USD LIBOR + 3.25%	1.00%	5.55%	4/29/2022	720,812	720,812	722,614
Reynolds Group Holdings Inc.	Industrial Equipment	Term Loan (01/17)	Loan	1M USD LIBOR + 2.75%	0.00%	4.72%	2/6/2023	1,739,120	1,739,120	1,741,955
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	6M USD LIBOR + 7.50%	1.00%	9.47%	3/31/2023	486,033	479,545	447,456
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.50%	2/28/2025	1,000,000	997,514	1,001,880
Rovi Solutions Corporation	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.49%	7/2/2021	1,443,750	1,440,347	1,445,555
Russell Investments US Institutional Holdco, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.55%	6/1/2023	2,211,859	2,119,436	2,220,707
Sahara Parent, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	6.98%	8/16/2024	1,990,000	1,972,221	1,985,503
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan	Loan	Fixed	0.00%	4.50%	7/5/2024	1,000,000	995,599	951,250
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.24%	7/5/2024	995,000	990,162	976,344
SCS Holdings I Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.23%	10/31/2022	2,223,146	2,195,580	2,234,261
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	8.30%	2/21/2021	964,736	926,502	839,619
SG Acquisition, Inc.	Insurance	Term Loan (Safe-Guard)	Loan	3M USD LIBOR + 5.00%	1.00%	7.30%	3/29/2024	1,830,000	1,814,320	1,830,000
Shearer’s Foods, LLC	Food Products	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	6.55%	6/30/2021	2,965,000	2,953,864	2,935,350
Sitel Worldwide Corporation	Telecommunications	Term Loan B1	Loan	3M USD LIBOR + 5.50%	1.00%	7.88%	9/20/2021	1,950,000	1,938,604	1,960,979
SMB Shipping Logistics, LLC	Surface Transport	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	6.25%	2/2/2024	1,984,975	1,983,632	1,987,456
Sonneborn, LLC	Chemicals & Plastics	Initial Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	12/10/2020	1,127,032	1,125,756	1,139,711
Sonneborn, LLC	Chemicals & Plastics	Term Loan BV	Loan	1M USD LIBOR + 3.75%	1.00%	5.73%	12/10/2020	198,889	198,663	201,126
Sophia, L.P.	Conglomerates	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.55%	9/30/2022	1,900,652	1,893,460	1,902,001
SRAM, LLC	Industrial Equipment	Term Loan	Loan	Prime 1.75%	1.00%	4.84%	3/15/2024	2,346,854	2,327,566	2,352,720
SS&C Technologies, Inc.	Business Equipment & Services	Term Loan B3	Loan	1M USD LIBOR + 2.50%	0.00%	4.48%	4/16/2025	698,137	696,394	701,627
SS&C Technologies, Inc.	Business Equipment & Services	Term Loan B4	Loan	1M USD LIBOR + 2.50%	0.00%	4.48%	4/16/2025	261,382	260,730	262,689
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B (07/17)	Loan	3M USD LIBOR + 4.00%	1.00%	6.36%	9/12/2024	1,990,000	1,985,867	1,947,713
Steak N Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.74%	3/19/2021	842,491	838,771	724,542
Sybil Software LLC	Electronics/Electrical	Term Loan B (4/18)	Loan	1M USD LIBOR + 2.50%	1.00%	4.49%	9/29/2023	703,741	700,245	706,479
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.98%	9/30/2024	1,995,000	1,992,947	1,973,812
Townsquare Media, Inc.	Radio & Television	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.00%	1.00%	4.98%	4/1/2022	881,975	878,668	881,975
Transdigm, Inc.	Aerospace & Defense	Term Loan G	Loan	3M USD LIBOR + 2.50%	0.00%	4.73%	8/22/2024	4,179,620	4,187,143	4,167,666
Travel Leaders Group, LLC	Leisure Goods/Activities/Movies	Term Loan B (08/17)	Loan	6M USD LIBOR + 4.50%	0.00%	7.00%	1/25/2024	1,980,038	1,972,175	1,996,531
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	6/21/2024	2,985,000	2,971,652	3,007,388
Trico Group LLC	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.81%	2/2/2024	3,000,000	2,941,062	3,015,000
Truck Hero, Inc.	Surface Transport	First Lien Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.97%	4/22/2024	2,979,987	2,958,104	2,983,711
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	5.93%	4/13/2023	492,525	486,056	497,450
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	5.80%	7/10/2020	720,915	721,697	722,717
Uniti Group Inc.	Telecommunications	Term Loan (10/16)	Loan	1M USD LIBOR + 3.00%	1.00%	4.98%	10/24/2022	1,945,437	1,936,402	1,889,505
Univar USA Inc.	Chemicals & Plastics	Term Loan B3 (11/17)	Loan	1M USD LIBOR + 2.50%	0.00%	4.48%	7/1/2024	2,327,749	2,317,100	2,337,944
Univision Communications Inc.	Radio & Television	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.73%	3/15/2024	2,846,973	2,831,834	2,743,770
UOS, LLC	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.48%	4/18/2023	595,749	593,881	606,173
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan (10/17)	Loan	1M USD LIBOR + 2.50%	0.00%	4.42%	1/15/2026	1,000,000	998,926	996,530
Valeant Pharmaceuticals International, Inc.	Drugs	Term Loan B (05/18)	Loan	3M USD LIBOR + 3.00%	0.00%	5.36%	6/2/2025	1,000,000	995,000	1,001,630
Valeant Pharmaceuticals International, Inc.	Drugs	Term Loan F1	Loan	1M USD LIBOR + 3.50%	0.75%	5.42%	4/1/2022	847,139	847,139	848,097
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.43%	6/3/2024	496,250	494,134	497,281
Vistra Operations Company LLC	Utilities	2018 Incremental Term Loan	Loan	3M USD LIBOR + 2.00%	0.00%	4.36%	12/15/2025	1,000,000	998,750	997,360
Vizient Inc.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.73%	2/13/2023	296,814	290,499	298,669
WEI Sales, LLC	Food Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.73%	3/21/2025	500,000	498,770	505,000
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	3M USD LIBOR + 4.75%	0.75%	6.99%	11/29/2024	1,975,000	1,937,800	1,996,231
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.48%	10/10/2024	500,000	499,387	495,445
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B (6/17)	Loan	1M USD LIBOR + 4.50%	1.00%	6.48%	6/30/2023	2,482,494	2,466,305	2,491,803
Western Digital Corporation	Electronics/Electrical	Term Loan B-4	Loan	1M USD LIBOR + 1.75%	0.00%	3.71%	4/29/2023	1,309,443	1,270,511	1,311,630
Windstream Services, LLC	Telecommunications	Term Loan B6 (09/16)	Loan	1M USD LIBOR + 4.00%	0.75%	5.94%	3/29/2021	884,073	877,773	847,791
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.80%	8/5/2024	995,006	995,006	999,981
Xerox Business Services, LLC	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	4.98%	12/7/2023	740,625	730,601	744,943
Zep, Inc.	Chemicals & Plastics	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	6.06%	8/12/2024	2,487,500	2,476,515	2,423,248
Zest Acquisition Corp.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.61%	3/7/2025	1,000,000	995,058	997,500

									$310,974,894	$305,237,447

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								8,913,646	$8,913,646	$8,913,646

Total cash and cash equivalents								8,913,646	$8,913,646	$8,913,646

(a)     Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2018.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2018 was 2.00%.

2M USD LIBOR—The 2 month USD LIBOR rate as of May 31, 2018 was 2.11%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2018 was 2.32%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2018 was 2.47%.

Prime—The Prime Rate as of May 31, 2018 was 4.75%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2018

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—	—	—	—	6,692	$669,214	$1,539
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	—	—	—	—	18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—	—	—	—	14,813	964,466	696
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	5/28/2021	$1,974,768	1,973,979	1,992,047
ABB Con-Cise Optical Group, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.59%	6/15/2023	1,975,000	1,955,672	1,979,938
Acosta Holdco, Inc.	Business Equipment & Services	Term Loan B1	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	9/26/2021	1,935,275	1,926,742	1,703,042
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Term Loan B2	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	500,000	490,000	492,190
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Delayed Draw Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	2,421,181	2,419,247	2,383,362
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	2/24/2021	2,438,282	2,339,957	2,412,387
Agrofresh, Inc.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	7/30/2021	1,950,000	1,943,994	1,936,194
AI MISTRAL T/L (V. GROUP)	Surface Transport	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	3/11/2024	496,250	496,250	493,148
AI Aqua Merger Inc	Conglomerates	Incremental Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	498,750	498,189	499,787
AI Aqua Merger Inc	Conglomerates	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	2,029,500	2,031,000	2,033,316
Akorn, Inc.	Drugs	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	4/16/2021	398,056	397,217	394,573
Albertson’s LLC	Food Products	Term Loan B-4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	8/25/2021	2,654,315	2,640,406	2,617,447
Alion Science and Technology Corporation	Conglomerates	Term Loan B (First Lien)	Loan	3M USD LIBOR + 4.50%	1.00%	6.15%	8/19/2021	2,826,521	2,817,880	2,826,521
ALPHA 3 T/L B1 (ATOTECH)	Chemicals & Plastics	Term Loan B 1	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	1/31/2024	248,750	248,218	250,367
Anchor Glass T/L (11/16)	Containers & Glass Products	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	12/7/2023	495,013	492,821	495,785
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.65%	1/31/2022	1,833,243	1,796,705	1,778,246
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	3/28/2024	1,612,143	1,612,143	1,621,219
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	3/20/2024	496,250	494,091	497,079
Argon Medical Devices, Inc.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	1/23/2025	1,000,000	997,625	1,003,750
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.40%	7/31/2024	498,750	496,441	499,373
Aspen Dental Management, Inc.	Healthcare	Term Loan Initial	Loan	3M USD LIBOR + 3.75%	1.00%	5.52%	4/29/2022	1,964,792	1,961,139	1,986,896
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	12/24/2021	1,436,736	1,425,004	1,439,135
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	8/4/2022	2,373,759	2,363,315	2,384,156
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	11/3/2023	518,207	513,568	520,798
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.40%	2/21/2025	500,000	497,500	502,500
Avantor, Inc.	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	11/21/2024	1,500,000	1,478,028	1,514,370
Avaya, Inc.	Telecommunications	Exit Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.34%	12/16/2024	1,000,000	990,313	1,004,220
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Equipment Leasing	Term Loan B-2	Loan	3M USD LIBOR + 2.25%	0.75%	3.84%	3/21/2022	995,000	990,660	993,468
Blackboard	Conglomerates	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	6.73%	6/30/2021	2,962,500	2,944,423	2,868,085
Blount International, Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.83%	4/12/2023	500,000	498,863	506,875
Blucora, Inc.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	5/22/2024	920,000	915,553	924,600
BMC Software	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.90%	9/12/2022	584,031	574,236	585,491
Brickman Group Holdings, Inc.	Building & Development	Initial Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	12/18/2020	1,420,433	1,412,065	1,427,975
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B-1	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	11/8/2023	997,481	995,151	1,006,628
Cable & Wireless Communications Ltd.	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	4.89%	1/30/2026	2,500,000	2,496,875	2,494,800
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 2.25%	0.00%	3.95%	5/1/2024	497,500	496,959	498,744
Caesars Entertainment Corporation	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	10/7/2024	1,000,000	1,000,000	1,006,250
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.94%	6/16/2023	997,500	995,006	1,003,116
Capital Automotive L.P.	Building & Development	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	3/25/2024	482,931	480,703	485,143
Caraustar Industries Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.19%	3/14/2022	496,250	495,182	496,950
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	8.44%	7/31/2023	2,468,750	2,402,343	2,440,977
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	5.69%	12/20/2023	1,485,000	1,472,299	1,490,569
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR + 2.25%	1.00%	3.90%	5/20/2024	419,775	418,723	421,219
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.84%	6/7/2023	1,464,371	1,449,727	1,343,970
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	1/31/2025	3,000,000	2,993,287	2,946,750
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	4.65%	2/1/2024	246,674	246,237	247,907
Charter Communications Operating, LLC	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	4/30/2025	1,600,000	1,598,246	1,603,200
CHS/Community Health Systems, Inc.	Healthcare	Term G Loan	Loan	3M USD LIBOR + 2.75%	1.00%	4.73%	12/31/2019	612,172	603,886	606,705
CHS/Community Health Systems, Inc.	Healthcare	Term H Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.98%	1/27/2021	1,133,925	1,104,984	1,106,870
Concordia Healthcare Corporation	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/21/2021	1,930,000	1,860,229	1,723,895
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	8/11/2022	1,418,750	1,413,829	1,417,870
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/5/2023	498,130	495,839	489,502
CPI Acquisition Inc.	Financial Intermediaries	Term Loan B (First Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,421,670	1,109,196
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	12/1/2021	1,455,188	1,446,213	1,448,829
Cumulus Media Holdings Inc.	Radio & Television	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	12/23/2020	448,889	446,919	385,820
Daseke Companies, Inc.	Surface Transport	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	2/27/2024	1,995,607	1,983,119	2,010,574
Dell International L.L.C.	Electronics/Electrical	Term Loan (01/17)	Loan	1M USD LIBOR + 2.00%	0.75%	3.65%	9/7/2023	1,496,250	1,495,193	1,496,130
Delta 2 (Lux) S.a.r.l.	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	2/1/2024	1,318,289	1,314,108	1,315,323
DEX MEDIA, INC.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.65%	7/29/2021	29,843	29,843	30,664
DHX Media Ltd.	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	12/29/2023	497,500	495,234	498,122
Digital Room, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	12/29/2023	2,500,000	2,475,000	2,481,250
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	2M USD LIBOR + 2.75%	1.00%	4.40%	4/8/2024	493,750	491,561	495,513
Drew Marine Group, Inc.	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	11/19/2020	2,863,470	2,844,335	2,856,311
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B Add-on	Loan	3M USD LIBOR + 3.25%	1.00%	5.23%	11/4/2021	1,942,632	1,935,162	1,938,591
DUKE FINANCE (OM GROUP/VECTRA) T/L	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.94%	2/21/2024	1,477,584	1,381,067	1,478,515
Eaglepicher Technologies, LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	2/21/2025	500,000	498,750	500,315
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	8/28/2024	1,995,000	1,976,445	2,007,469
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime 5.50%	1.00%	10.00%	7/2/2020	423,861	415,813	103,846
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (2.00% Cash/6.50% PIK)	Loan	Prime 2.00%	1.00%	13.00%	7/2/2020	954,307	939,748	7,759
EIG Investors Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.96%	2/9/2023	473,057	471,875	475,593
Emerald 2 Limited	Ecological Services & Equipment	Term Loan B1A	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	5/14/2021	991,629	986,286	988,852
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	8/1/2021	480,141	478,874	484,141
Endo International plc	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.75%	5.94%	4/29/2024	995,000	990,482	992,513
Engility Corporation	Aerospace & Defense	Term Loan B-1	Loan	3M USD LIBOR + 2.75%	0.00%	4.40%	8/12/2020	218,750	218,055	220,117
Equian, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.15%	5/20/2024	1,990,000	1,980,110	1,998,716
Evergreen Acqco 1 LP	Retailers (Except Food & Drug)	New Term Loan	Loan	3M USD LIBOR + 3.75%	1.25%	5.49%	7/9/2019	945,131	942,746	902,940
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Ecological Services & Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	12/20/2024	2,838,093	2,824,632	2,864,714
Extreme Reach, Inc.	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 6.25%	1.00%	7.95%	2/7/2020	2,662,500	2,645,825	2,672,484
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	4/15/2021	2,296,974	2,290,825	2,309,424
FinCo I LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	6/14/2022	498,580	497,495	503,192
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR + 2.25%	0.00%	3.87%	4/26/2024	1,741,492	1,661,950	1,744,400
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.00%	0.75%	4.69%	12/1/2022	1,471,350	1,462,612	1,483,856
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	7/1/2020	1,409,751	1,394,961	1,423,144
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.65%	12/30/2022	585,849	583,668	597,935
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	Prime 10.51%	0.00%	12.25%	3/4/2019	1,461,320	1,455,880	1,431,641
Gigamon	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	12/27/2024	2,000,000	1,980,289	1,992,500
Global Tel*Link Corporation	Telecommunications	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.25%	5.69%	5/26/2020	3,116,081	3,110,498	3,128,732
GlobalLogic Holdings, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.44%	6/20/2022	496,250	491,702	498,731
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Loan (Second Lien)	Loan	1M USD LIBOR + 2.00%	0.00%	3.59%	4/30/2019	1,833,333	1,826,354	1,832,765
GoWireless, Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.16%	12/22/2024	2,000,000	1,980,568	2,005,000
Grosvenor Capital Management Holdings, LP	Property & Casualty Insurance	Initial Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	8/18/2023	992,443	988,008	996,472
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	2/9/2022	995,000	992,659	996,990
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	11/3/2023	1,943,418	1,931,468	1,961,123
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	4.57%	8/1/2024	498,750	497,642	499,583
Heartland Dental, LLC	Healthcare	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.45%	7/31/2023	2,992,500	2,978,722	3,044,869
Helix Acquisition Holdings, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	9/30/2024	997,500	992,861	1,002,488
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	6/3/2024	462,388	460,553	466,263
Help/Systems Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.19%	10/8/2021	1,342,543	1,296,984	1,346,463
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	5.15%	2/14/2024	2,475,000	2,485,950	2,422,406
Herbalife T/L B (HLF Financing)	Food/Drug Retailers	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.75%	7.15%	2/15/2023	1,887,500	1,876,579	1,898,127
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.00%	3/15/2024	954,698	949,925	957,085
Hoffmaster Group, Inc.	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.19%	11/21/2023	990,000	993,228	998,663
Hostess Brands, LLC	Food Products	Term Loan B (First Lien)	Loan	1M USD LIBOR + 2.25%	0.75%	3.90%	8/3/2022	1,482,559	1,479,227	1,486,532
HUB International Limited	Insurance	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.84%	10/2/2022	215	215	216
Husky Injection Molding Systems Ltd.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	6/30/2021	402,099	400,605	402,855
Hyland Software, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.75%	4.90%	7/1/2022	994,987	992,624	1,001,624
Hyperion Refinance T/L	Insurance	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	12/20/2024	2,000,000	1,990,289	2,017,000
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/28/2024	1,682,535	1,665,834	1,693,051
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	10/29/2021	3,423,936	3,405,707	3,459,613
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	5.15%	5/1/2024	497,500	492,933	499,520
IRB Holding Corp.	Food Service	Term Loan B	Loan	2M USD LIBOR + 3.25%	1.00%	4.94%	2/5/2025	500,000	498,913	504,645
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term B-1 Loan Retired 03/05/2014	Loan	3M USD LIBOR + 3.22%	1.00%	4.91%	3/5/2021	830,284	830,284	573,676
J.Jill Group, Inc.	Retailers (Except Food & Drug)	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.77%	5/9/2022	872,065	869,192	863,344
Kinetic Concepts, Inc.	Healthcare	Term Loan F-1	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	2/2/2024	2,388,000	2,377,873	2,393,373
Koosharem, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.19%	5/15/2020	2,905,150	2,893,037	2,865,204
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.59%	12/16/2024	1,847,826	1,843,674	1,868,041
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.03%	11/25/2022	2,700,436	2,656,597	2,693,685
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	12/1/2023	495,000	493,040	499,950
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.09%	11/21/2024	1,000,000	990,210	1,005,000
Lighthouse Network	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	11/29/2024	1,000,000	995,138	1,009,380
Lightstone Generation	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	912,971	912,971	918,047
Lightstone Generation	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	57,971	57,971	58,293
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	7/15/2024	487,500	482,947	488,719
LPL Holdings, Inc.	Financial Intermediaries	Term Loan B (2022)	Loan	3M USD LIBOR + 2.25%	0.00%	3.89%	9/23/2024	1,741,261	1,737,339	1,743,977
Mayfield Holdings T/L (FeeCo)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.15%	1/31/2025	500,000	497,500	501,250
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	9/30/2024	2,245,000	2,225,301	2,255,821
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	5/4/2022	985,000	981,596	969,693
Meredith Corporation	Publishing	Term Loan B	Loan	3M USD LIBOR + 3.00%	0.00%	4.66%	1/31/2025	1,000,000	997,611	1,005,470
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B1	Loan	3M USD LIBOR + 2.75%	1.00%	4.40%	1/30/2023	2,658,469	2,646,849	2,669,927
Micro Holding Corporation	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.34%	9/13/2024	1,471,995	1,466,585	1,471,627
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR + 2.75%	1.00%	4.44%	8/18/2021	241,931	241,246	242,838
Midwest Physician Administrative Services LLC	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	0.75%	4.35%	8/15/2024	997,500	992,551	995,635
Milk Specialties Company	Food Products	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	8/16/2023	987,500	979,118	988,734
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	8/20/2021	1,583,528	1,578,798	1,592,443
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	500,000	498,823	503,440
Navistar, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.08%	11/6/2024	2,000,000	1,990,461	2,005,620
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	2/7/2025	500,000	498,814	500,625
New Media Holdings II T/L (NEW)	Radio & Television	Term Loan	Loan	2M USD LIBOR + 6.25%	1.00%	7.90%	6/4/2020	5,631,193	5,606,694	5,655,858
New Millennium Holdco, Inc.	Drugs	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.15%	12/21/2020	1,910,035	1,806,090	649,412
Novetta Solutions	Aerospace & Defense	Term Loan (200MM)	Loan	3M USD LIBOR + 5.00%	1.00%	6.70%	10/16/2022	1,960,000	1,946,082	1,890,792
Novetta Solutions	Aerospace & Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR + 8.50%	1.00%	10.20%	10/16/2023	1,000,000	992,243	890,000
NPC International, Inc.	Food Service	Term Loan (2013)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	4/19/2024	497,500	496,902	501,644
NXT Capital T/L (11/16)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	11/23/2022	1,238,120	1,233,635	1,256,692
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 7.00%	1.00%	8.58%	11/8/2022	2,500,000	2,430,480	2,527,500
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	6/7/2019	3,037,274	3,033,839	3,049,939
OpenLink International, LLC	Financial Intermediaries	Term B Loan	Loan	3M USD LIBOR + 6.50%	1.25%	8.27%	7/29/2019	2,883,152	2,881,467	2,886,756
P.F. Chang’s China Bistro, Inc.	Food Service	Term B Loan	Loan	6M USD LIBOR + 5.00%	1.00%	6.51%	9/1/2022	1,995,000	1,978,916	1,962,581
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment & Services	Term Loan (First Lien)	Loan	6M USD LIBOR + 4.00%	1.00%	5.80%	10/30/2020	955,558	953,277	943,614
Peraton	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.95%	4/29/2024	1,990,000	1,980,795	2,007,413
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food & Drug)	Term Loan B1	Loan	2M USD LIBOR + 3.00%	1.00%	4.57%	3/11/2022	972,500	968,851	792,344
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.90%	9/29/2020	2,754,229	2,743,573	2,664,717
PI US HOLDCO II T/L (PAYSAFE)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.17%	12/20/2024	1,000,000	995,000	1,002,080
Pike Corporation	Conglomerates	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	497,503	495,186	501,443
Ping Identity Corporation	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.37%	1/24/2025	500,000	497,525	501,875
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.00%	0.75%	4.65%	3/31/2021	2,368,358	2,363,020	2,392,042
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.45%	10/14/2024	997,500	992,752	1,002,986
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.90%	9/27/2023	1,508,167	1,490,507	1,513,506
PrePaid Legal Services, Inc.	Conglomerates	Term Loan B	Loan	3M USD LIBOR + 5.25%	1.25%	6.90%	7/1/2019	2,944,950	2,947,124	2,948,631
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	4.45%	2/2/2024	1,882,977	1,837,433	1,887,289
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	1/26/2024	428,171	427,260	430,543
Prime Security Services (Protection One)	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	5/2/2022	1,970,162	1,961,794	1,985,825
Project Accelerate	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	1/2/2025	2,000,000	1,990,187	2,020,000
Project Leopard Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.78%	7/7/2023	498,750	497,506	500,466
Prometric	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.77%	1/29/2025	500,000	497,522	503,750
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.79%	11/3/2023	498,747	497,557	500,059
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	5/2/2024	1,492,500	1,492,500	1,498,097
Ranpak Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	10/1/2021	906,723	904,457	910,694
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.65%	11/8/2024	997,500	987,986	1,003,525
Research Now Group, Inc	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.13%	12/20/2024	3,000,000	2,853,582	2,966,250
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	4/29/2022	722,738	722,738	732,676
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	2/3/2023	1,743,523	1,743,523	1,750,968
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 7.50%	1.00%	9.15%	3/31/2023	496,250	489,372	468,956
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	2/14/2025	1,000,000	997,500	1,008,750
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electrical	Tranche B-3 Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	4.15%	7/2/2021	1,447,500	1,443,827	1,455,418
Russell Investment Management T/L B	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	6/1/2023	2,217,487	2,120,560	2,229,129
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B1	Loan	1M USD LIBOR + 2.50%	0.00%	4.19%	7/5/2024	1,000,000	995,387	996,670
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	997,500	992,929	1,002,069
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	3/27/2021	962,500	960,161	943,250
SCS Holdings (Sirius Computer)	Business Equipment & Services	Term Loan (First Lien)	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/31/2022	2,266,208	2,236,571	2,282,253
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.69%	2/21/2021	967,254	925,524	835,224
SG Acquisition, Inc. (Safe Guard)	Insurance	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	3/29/2024	1,892,500	1,875,697	1,892,500
Shearers Foods LLC	Food Products	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.94%	1.00%	5.63%	6/30/2021	967,500	966,193	972,947
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	7.25%	9/18/2021	1,955,000	1,942,489	1,955,978
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Surface Transport	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	5.48%	2/2/2024	1,989,987	1,988,148	1,990,823
Sonneborn, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	205,858	205,602	206,887
Sonneborn, LLC	Chemicals & Plastics	Initial US Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	1,166,529	1,165,079	1,172,362
Sophia, L.P.	Conglomerates	Term Loan (Closing Date)	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	9/30/2022	1,905,528	1,897,798	1,907,376
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	2M USD LIBOR + 3.25%	1.00%	4.88%	3/15/2024	2,417,405	2,398,260	2,432,514
SS&C Technologies	Business Equipment & Services	Term Loan B3	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	737,000	735,158	740,228
SS&C Technologies	Business Equipment & Services	Term Loan B4	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	263,000	262,343	264,152
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.79%	8/15/2024	1,995,000	1,990,091	1,981,294
Steak ‘n Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	3/19/2021	844,991	840,948	737,255
Sybil Software LLC	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 2.75%	1.00%	4.44%	9/29/2023	950,777	946,662	956,177
Syncsort, Inc.	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	8/16/2024	1,995,000	1,975,954	1,995,618
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	9/30/2024	2,000,000	1,997,922	1,991,260
Townsquare Media, Inc.	Radio & Television	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	4/1/2022	911,712	908,025	913,991
TransDigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.10%	8/22/2024	4,190,095	4,197,662	4,205,808
Travel Leaders Group, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	6.35%	1/25/2024	1,985,025	1,976,475	2,007,357
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	6/21/2024	2,992,500	2,978,644	2,999,981
TRICO Group	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.48%	2/2/2024	3,000,000	2,940,000	2,996,250
Truck Hero, Inc. (Tectum Holdings)	Surface Transport	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.64%	4/22/2024	2,987,494	2,964,391	3,001,505
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.54%	4/13/2023	493,763	486,986	498,701
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.83%	7/10/2020	785,346	786,226	792,218
Univar Inc.	Chemicals & Plastics	Term B Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	7/1/2024	2,546,644	2,534,633	2,558,919
Uniti Group, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/24/2022	1,950,362	1,940,540	1,881,280
Univision Communications Inc.	Radio & Television	Replacement First-Lien Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	3/15/2024	2,854,711	2,838,791	2,818,627
UOS, LLC (Utility One Source)	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.15%	4/18/2023	597,249	595,209	613,673
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.09%	1/15/2026	1,000,000	998,817	998,750
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	1M USD LIBOR + 3.50%	0.75%	5.08%	4/1/2022	848,566	848,566	858,019
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 2.50%	0.75%	4.09%	6/3/2024	497,500	495,337	499,366
Vizient Inc.	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	2/13/2023	313,725	306,705	315,686
Washington Inventory Service	Business Equipment & Services	U.S. Term Loan (First Lien)	Loan	3M USD LIBOR + 6.00%	0.00%	7.52%	6/8/2020	1,111,056	1,122,315	833,292
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	1M USD LIBOR + 4.75%	0.75%	6.33%	11/29/2024	2,000,000	1,960,950	2,022,500
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/30/2023	2,488,747	2,472,078	2,505,870
Western Digital Corporation	Electronics/Electrical	Term Loan B (USD)	Loan	1M USD LIBOR + 2.00%	0.75%	3.60%	4/28/2023	1,309,443	1,272,149	1,315,335
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR + 4.00%	0.75%	5.59%	3/29/2021	886,317	879,389	835,354
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	8/5/2024	997,500	997,055	997,500
Xerox Business Services T/L B (Conduent)	Business Equipment & Services	Term Loan	Loan	2M USD LIBOR + 3.00%	0.00%	4.65%	12/7/2023	742,500	731,992	748,069
ZEP, Inc.	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.77%	8/12/2024	2,493,750	2,482,111	2,508,289
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.90%	8/16/2023	992,500	988,063	991,885

									$311,457,573	$305,830,303

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								5,769,820	$5,769,820	$5,769,820

Total cash and cash equivalents								5,769,820	$5,769,820	$5,769,820

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

PIK—Payment-in-Kind

See accompanying notes to consolidated financial statements.

Note 5. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 9, 2018, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

For the three months ended May 31, 2018 and May 31, 2017, the Company incurred $1.5 million and $1.4 million in base management fees, respectively. For the three months ended May 31, 2018 and May 31, 2017, the Company incurred $1.0 million and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2018, the Company accrued $0.1 million in incentive fees related to capital gains. For the three months ended May 31, 2017, there was a reduction of $0.5 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.5 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term, and determined to increase the cap on the payment or reimbursement of expenses by the Company from

$1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term, and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018.

For the three months ended May 31, 2018 and May 31, 2017, we recognized $0.4 million and $0.4 million, in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the three months ended May 31, 2018 and May 31, 2017, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 294.6% as of May 31, 2018 and 293.0% as of February 28, 2018. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%, and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025 (unless terminated sooner upon certain events);

•	reduce the floor on base rate borrowings from 2.25% to 2.00%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

In addition to any fees or other amounts payable under the terms of the Credit Facility agreement with Madison Capital Funding LLC, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of May 31, 2018 and February 28, 2018, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the three months ended May 31, 2018 and May 31, 2017, we recorded $0.1 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees.

For the three months ended May 31, 2018 and May 31, 2017, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. There were no outstanding borrowings under the Credit Facility during the three months ended May 31, 2018. For the three months ended May 31, 2017, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was $0.5 million and 5.83%, respectively.

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

Our borrowing base under the Credit Facility was $28.1 million subject to the Credit Facility cap of $45.0 million at May 31, 2018. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2018 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2018. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2018, we have funded SBIC LP with $75.0 million of equity capital, and have $137.7 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2018 and February 28, 2018, there was $137.7 million and $137.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage, $4.7 million, of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2018 and May 31, 2017, we recorded $1.1 million and $0.9 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2018 and May 31, 2017, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2018 and May 31, 2017 on the outstanding borrowings of the SBA debentures was 3.17% and 3.18%, respectively. During the three months ended May 31, 2018 and May 31, 2017, the average dollar amount of SBA debentures outstanding was $137.7 million and $114.2 million, respectively.

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

On May 17, 2013, the Company closed an additional $6.3 million in aggregate principal amount of the 2020 Notes, pursuant to the full exercise of the underwriters’ option to purchase additional 2020 Notes. On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of May 31, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of May 31, 2018, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

As of May 31, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.0 million, respectively. As of February 28, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.5 million, respectively. The fair value of the 2023 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. For the three months ended May 31, 2018, we recorded $1.3 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes. For the three months ended May 31, 2017, we recorded $1.3 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2018 and May 31, 2017, the average dollar amount of 2023 Notes outstanding were $74.5 million and $74.5 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$212,111	$—	$—	$40,000	$172,111

Off-balance sheet arrangements

As of May 31, 2018 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $4.7 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	As of
	May 31, 2018	February 28, 2018
GreyHeller LLC	$2,000	$2,000
Destiny Solutions, Inc.	1,500	—
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	151	917
CLEO Communications Holding, LLC	—	2,000

Total	$4,651	$4,917

Note 8. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2018 and May 31, 2017, we incurred $0.1 million and $0.05 million for directors’ fees and expenses, respectively. As of May 31, 2018 and February 28, 2018, $0.09 million and $0.04 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2018, we had not issued any common stock to our directors as compensation for their services.

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

On February 26, 2018, the Company declared a dividend of $0.50 per share payable on March 26, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of May 31, 2018, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three months ended May 31, 2018 and May 31, 2017 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2018	May 31, 2017
Net increase in net assets resulting from operations	$3,842	$1,014
Weighted average common shares outstanding	6,275,494	5,861,654
Weighted average earnings per common share	$0.61	$0.17

Note 11. Dividend

On February 26, 2018, the Company declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the three months ended May 31, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
February 26, 2018	March 14, 2018	March 26, 2018	$0.50	$3,129

Total dividends declared			$0.50	$3,129

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared for the three months ended May 31, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	$2,666

Total dividends declared			$0.46	$2,666

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended May 31, 2018 and May 31, 2017:

	May 31, 2018	May 31, 2017
Per share data
Net asset value at beginning of period	$22.96	$21.97
Adoption of ASC 606	(0.01)	—

Net asset value at beginning of period, as adjusted	22.95	21.97
Net investment income(1)	0.63	0.60
Net realized and unrealized gain and losses on investments(1)	(0.02)	(0.43)

Net increase in net assets resulting from operations	0.61	0.17
Distributions declared from net investment income	(0.50)	(0.46)

Total distributions to stockholders	(0.50)	(0.46)
Dilution(2)	—	0.01

Net asset value at end of period	$23.06	$21.69

Net assets at end of period	$144,844,747	$127,608,653
Shares outstanding at end of period	6,282,384	5,884,475
Per share market value at end of period	$22.79	$22.13
Total return based on market value(3)(4)	12.51%	(0.59)%
Total return based on net asset value(4)(5)	2.96%	0.85%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	12.60%	11.29%
Expenses:
Ratio of operating expenses to average net assets(7)	7.60%	7.77%
Ratio of incentive management fees to average net assets(4)	0.74%	0.14%
Ratio of interest and debt financing expenses to average net assets(7)	7.49%	7.84%

Ratio of total expenses to average net assets(6)	15.83%	15.75%

Portfolio turnover rate(4)(8)	10.26%	2.00%
Asset coverage ratio per unit(9)	2,946	2,290
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	$25.71	$26.04

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement. See Note 11, Dividend.
(3)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(4)	Ratios are not annualized.
(5)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(6)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(9)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(10)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On May 30, 2018, the Company declared a dividend of $0.51 per share payable on June 27, 2018, to common stockholders of record on June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I. Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” ‘will” and ‘would” or the negative of these tells or other comparable terminology.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. As of May 31, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third party pricing services and market makers subject to any decision by our board of directors to approve a fair value determinat reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

ASC 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606, and has concluded that the only significant impact relates to the timing of the recognition of the CLO incentive fee income. We adopted ASC 606 under the modified retrospective approach using the practical expedient provided for, therefore the presentation of prior periods has not been adjusted.

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and perfmming due diligence on our prospective portfolio companies;

•	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the U.S. Securities and Exchange Commission (“SEC”) and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Portfolio and investment activity

Investment Portfolio Overview

	At May 31, 2018	At February 28, 2018
	($ in millions)	($ in millions)
Number of investments(1)	55	55
Number of portfolio companies(3)	32	30
Average investment size(1)	$6.0	$6.0
Weighted average maturity(2)	3.6yrs	3.5yrs
Number of industries(3)	9	9
Average investment per portfolio company(1)	$10.0	$10.7
Non-performing or delinquent investments	$2.2	$9.5
Fixed rate debt (% of interest earning portfolio)(2)	$60.8(19.4%)	$67.5(21.5%)
Fixed rate debt (weighted average current coupon)(2)	11.1%	11.7%
Floating rate debt (% of interest earning portfolio)(2)	$252.6(80.6%)	$246.7(78.5%)
Floating rate debt (weighted average current spread over LIBOR)(2)(4)	9.2%	9.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended May 31, 2018, we invested $35.2 million in new or existing portfolio companies and had $36.5 million in aggregate amount of exits and repayments resulting in net exits and repayments of $1.3 million for the period. During the three months ended May 31, 2017, we invested $45.0 million in new or existing portfolio companies and had $5.9 million in aggregate amount of exits and repayments resulting in net investments of $39.1 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2018 and February 28, 2018 at fair value was as follows:

	At May 31, 2018		At February 28, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	—%	—%	1.2%	5.9%
First lien term loans	57.0	11.3	57.6	11.1
Second lien term loans	28.3	11.9	27.7	11.9
Unsecured term loans	0.6	8.2	—	—
Structured finance securities	4.8	23.2	4.8	21.2
Equity interests	9.3	3.4	8.7	3.6

Total	100.0%	11.3%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at May 31, 2018 and February 28, 2018 was composed of $309.7 million and $310.4 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2018, $300.9 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.1 million. At February 28, 2018, $299.6 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2018 and February 28, 2018 was as follows:

Saratoga Investment Corp.

	At May 31, 2018		At February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$297,332	86.6%	$291,509	85.0%
Yellow	2,150	0.6	9,522	2.8
Red	8	0.0	8	0.0
N/A(1)	43,861	12.8	41,655	12.2

Total	$343,351	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.8 million as of February 28, 2018 to $0.2 million as of May 31, 2018 was primarily related to the sale and restructuring of TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at May 31, 2018 and February 28, 2018 was as follows:

Saratoga CLO

	At May 31, 2018		At February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$273,868	89.8%	$275,412	90.1%
Yellow	27,010	8.8	24,230	7.9
Red	4,352	1.4	6,181	2.0
N/A(1)	7	0.0	7	0.0

Total	$305,237	100.0%	$305,830	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2018 and February 28, 2018:

Saratoga Investment Corp.

	At May 31, 2018		At February 28, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$215,789	62.9%	$190,886	55.7%
Healthcare Services	40,440	11.8	44,179	12.9
Education	26,780	7.8	26,778	7.8
Media	19,261	5.6	18,159	5.3
Structured Finance Securities(1)	16,456	4.8	16,374	4.8
Building Products	14,850	4.3	14,850	4.3
Metals	3,586	1.0	4,313	1.3
Consumer Services	3,508	1.0	17,199	5.0
Food and Beverage	2,150	0.6	9,522	2.8
Consumer Products	531	0.2	434	0.1

Total	$343,351	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2018 and February 28, 2018:

Saratoga CLO

	At May 31, 2018		At February 28, 2018*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Equipment & Services	$38,653	12.7%	$42,542	13.9%
Electronics/Electrical	24,171	7.9	23,373	7.7
Telecommunications	23,620	7.7	21,244	7.0
Healthcare	22,981	7.5	23,336	7.6
Financial Intermediaries	22,701	7.4	22,841	7.5
Retailers (Except Food and Drug)	16,693	5.5	16,845	5.5
Leisure Goods/Activities/Movies	12,561	4.1	11,244	3.7
Chemicals and Plastics	12,188	4.1	13,883	4.5
Food Products	11,413	3.7	8,680	2.8
Aerospace & Defense	10,508	3.4	10,632	3.5
Radio & Television	9,670	3.2	9,774	3.2
Publishing	8,667	2.8	7,792	2.5
Drugs	8,359	2.7	8,164	2.7
Building & Development	7,857	2.6	4,855	1.6
Surface Transport	7,467	2.5	7,496	2.5
Conglomerates	7,417	2.4	13,585	4.5
Industrial Equipment	7,014	2.3	8,040	2.6
Ecological Services & Equipment	6,758	2.2	5,790	1.9
Cable & Satellite Television	6,021	2.0	6,021	1.9
Automotive	5,834	1.9	9,134	3.0
Food Service	5,700	1.9	5,729	1.9
Containers & Glass Products	5,461	1.8	5,494	1.8
Insurance	4,330	1.4	3,910	1.3

	At May 31, 2018		At February 28, 2018*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Utilities	3,871	1.3	2,882	0.9
Food/Drug Retailers	3,863	1.3	1,898	0.6
Property & Casualty Insurance	3,806	1.2	3,901	1.3
Lodging & Casinos	1,720	0.6	1,798	0.5
Equipment Leasing	1,589	0.5	1,607	0.5
Nonferrous Metals/Minerals	1,500	0.5	503	0.2
Forest Products	1,004	0.3	1,004	0.3
Home Furnishings	1,000	0.3	998	0.3
Oil & Gas	840	0.3	835	0.3

Total	$305,237	100.0%	$305,830	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2018 and February 28, 2018. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	At May 31, 2018		At February 28, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$139,502	40.6%	$155,240	45.3%
Midwest	95,776	27.9	101,604	29.6
Southwest	37,480	10.9	21,855	6.4
Northeast	36,055	10.5	35,234	10.3
Northwest	8,136	2.4	7,847	2.3
West	532	0.2	4,540	1.3
Other (1)	25,870	7.5	16,374	4.8

Total	$343,351	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F Note of Saratoga CLO and foreign investments.

Results of operations

Operating results for the three months ended May 31, 2018 and May 31, 2017 was as follows:

	For the three months ended
	May 31, 2018	May 31, 2017
	($ in thousands)
Total investment income	$10,488	$8,707
Total operating expenses	6,561	5,203

Net investment income	3,927	3,504
Net realized gains from investments	212	96
Net change in unrealized appreciation (depreciation) on investments	643	(2,586)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(940)	—

Net increase in net assets resulting from operations	$3,842	$1,014

Investment income

The composition of our investment income for the three months ended May 31, 2018 and May 31, 2017 was as follows:

	For the three months ended
	May 31, 2018	May 31, 2017
	($ in thousands)
Interest from investments	$9,607	$7,741
Management fee income	385	376
Incentive fee income	199	105
Interest from cash and cash equivalents and other income	297	485

Total investment income	$10,488	$8,707

Total investment income increased $1.8 million, or 20.4% to $10.5 million for the three months ended May 31, 2018 from $8.7 million for the three months ended May 31, 2017. Interest from investments increased $1.9 million, or 24.1%, to $9.6 million for the three months ended May 31, 2018 from $7.7 million for the three months ended May 31, 2017. The increase is primarily attributable to (i) a 4.1% increase in total investments to $343.4 million at May 31, 2018, from $329.7 million at May 31, 2017, (ii) an acceleration of the amortization of market discount related to repayments for the quarter ended May 31, 2018 and (iii) an increase in interest income on the Saratoga CLO from $0.45 million for the three months ended May 31, 2017 to $0.8 million for the three months ended May 31, 2018.

For the three months ended May 31, 2018 and May 31, 2017, total PIK income was $0.8 million and $0.5 million, respectively. The increase was primarily attributable to Easy Ice, LLC which increased PIK during the period. For the three months ended May 31, 2018 and May 31, 2017, incentive fee income of $0.2 million and $0.1 million, respectively, was recognized related to Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2018 and May 31, 2017, was as follows:

	For the three months ended
	May 31, 2018	May 31, 2017
	($ in thousands)
Interest and debt financing expenses	$2,723	$2,524
Base management fees	1,532	1,391
Professional fees	543	384
Administrator expenses	437	375
Incentive management fees	1,073	176
Insurance	64	66
Directors fees and expenses	96	51
General and administrative and other expenses	93	236

Total operating expenses	$6,561	$5,203

For the three months ended May 31, 2018, total operating expenses increased $1.4 million, or 26.1% compared to the three months ended May 31, 2017.

For the three months ended May 31, 2018, interest and debt financing expenses increased $0.2 million, or 7.9% compared to the three months ended May 31, 2017. The increase in interest and debt financing expenses was primarily attributable to an overall increase in the average debt outstanding for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. Our SBA debentures increased from $134.7 million as of May 31, 2017 to $137.7 million as of May 31, 2018.

For the three months ended May 31, 2018, base management fees increased $0.1 million, or 10.2% compared to the three months ended May 31, 2017. The increase in base management fees results from the 10.2% increase in the average value of our total assets, less cash and cash equivalents, from $315.4 million for the three months ended May 31, 2017 to $347.4 million for the three months ended May 31, 2018.

For the three months ended May 31, 2018, professional fees increased $0.2 million, or 41.2%, compared to the three months ended May 31, 2017. This increase was primarily attributable to legal and valuation fees, as well as accounting fees from the Sarbanes-Oxley implementation.

For the three months ended May 31, 2018, administrator expenses increased $0.1 million, or 16.7% compared to the three months ended May 31, 2017, which was attributable to an increase to the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017.

For the three months ended May 31, 2018, incentive management fees increased $0.9 million compared to the three months ended May 31, 2017. The first part of the incentive management fee increased during the period from $0.7 million to $1.0 million, due to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The second part of the incentive management fee related to capital gains increased from a reduction in incentive fees of $0.5 million for the three months ended May 31, 2017 to an increase of $0.1 million for the three months ended May 31, 2018, reflecting the net realized gains and net unrealized depreciation during the applicable periods.

As discussed above, the increase in interest and debt financing expenses was primarily attributable to an overall increase in the average SBA debentures outstanding for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. For the three months ended May 31, 2018, the average dollar amount and the weighted average interest rate on the outstanding borrowings of the SBA debentures was $137.7 million and 3.17%, respectively. For the three months ended May 31, 2017, the average dollar amount and the weighted average interest rate on the outstanding borrowings of the SBA debentures was $114.2 million and 3.18%, respectively.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2018, the Company had $36.5 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. The most significant realized gains and losses during the three months ended May 31, 2018 was as follows (dollars in thousands):

Three Months ended May 31, 2018

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Take 5 Oil Change, L.L.C.	Common Stock	$319	$—	$319
TM Restaurant Group L.L.C.	First Lien Term Loan	9,256	9,359	(103)

For the three months ended May 31, 2017, the Company had $5.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains during the three months ended May 31, 2017 was as follows (dollars in thousands):

Three Months ended May 31, 2017

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Take 5 Oil Change, L.L.C.	Common Stock	$124	$—	$124
Mercury Funding	Second Lien Term Loan	2,786	2,767	19

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2018, our investments had a net change in unrealized appreciation of $0.6 million versus a net change in unrealized depreciation of $2.6 million for the three months ended May 31, 2017. The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2018 was the following (dollars in thousands):

Three Months ended May 31, 2018

Issuer	Asset	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Elyria Foundry, L.L.C.	Common Stock	$9,685	$2,672	$(7,013)	$(761)
Easy Ice, LLC	Preferred Equity	8,980	11,676	2,696	697
HMN Holdco, LLC	Warrant	—	3,166	3,166	469

The $0.8 million of change in unrealized depreciation in our investment in Elyria Foundry, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

The $0.7 million of change in unrealized appreciation in our investment in Easy Ice, LLC was driven by a continued increase in the scale and earnings of the business.

The $0.5 million of change in unrealized appreciation in our investment in HMN Holdco, LLC was driven by a continued increase in the earnings of the business.

The most significant cumulative changes in unrealized appreciation and depreciation for the three months ended May 31, 2017 was the following (dollars in thousands):

Three Months ended May 31, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	$9,520	$11,563	$2,043	$1,412
Mercury Network, LLC	Common Stock	858	2,631	1,773	1,120
Elyria Foundry Company, L.L.C.	Common Stock	9,218	1,458	(7,760)	1,044
Ohio Medical, LLC	Second Lien Term Loan	7,241	6,396	(846)	(597)
My Alarm Center, LLC	Second Lien Term Loan	10,330	2,696	(7,634)	(5,336)

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

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in general and administrative expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

Changes in net assets resulting from operations

For the three months ended May 31, 2018 and May 31, 2017, we recorded a net increase in net assets resulting from operations of $3.8 million and $1.0 million, respectively. Based on 6,275,494 weighted average common shares outstanding as of May 31, 2018, our per share net increase in net assets resulting from operations was $0.61 for the three months ended May 31, 2018. This compares to a per share net increase in net assets resulting from operations of $0.17 for the three months ended May 31, 2017 based on 5,861,654 weighted average common shares outstanding as of May 31, 2017.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 294.6% as of May 31, 2018, 293.0% as of February 28, 2018 and 229.0% as of May 31, 2017. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

On February 24, 2012, we amended our senior secured revolving credit facility with Madison Capital Funding LLC to, among other things:

•	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

•	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025;

•	reduce the floor on base rate borrowings from 2.25% to 2.00%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

At May 31, 2018 and February 28, 2018, we had no outstanding borrowings under the Credit Facility. Our borrowing base under the Credit Facility was $28.1 million at May 31, 2018 and $27.4 million at February 28, 2018. We had $137.7 million of SBA-guaranteed debentures (which are discussed below) outstanding at May 31, 2018 and February 28, 2018. In addition, we had $74.5 million of unsecured notes (see discussion below) outstanding at May 31, 2018 and February 28, 2018.

Our asset coverage ratio, as defined in the 1940 Act, was 294.6% as of May 31, 2018 and 293.0% as of February 28, 2018.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2018, our SBIC subsidiary had $75.0 million in regulatory capital and $137.7 million SBA-guaranteed debentures outstanding.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. As of May 31, 2018, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

At May 31, 2018 and February 28, 2018, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	At May 31, 2018		At February 28, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$3,314	0.9%	$3,928	1.1%
Cash and cash equivalents, reserve accounts	10,417	2.9	9,850	2.8
Syndicated loans	—	—	4,106	1.1
First lien term loans	195,768	54.8	197,359	55.4
Second lien term loans	97,073	27.2	95,075	26.7
Unsecured term loans	2,150	0.6	—	—
Structured finance securities	16,456	4.6	16,374	4.6
Equity interests	31,904	9.0	29,780	8.3

Total	$357,082	100.0%	$356,472	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of May 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of May 31, 2018, we purchased 218,491 shares of common stock, at the average price of $16.84 for approximately $3.7 million pursuant to this repurchase plan.

On May 30, 2018, our board of directors declared a dividend of $0.51 per share, which will be paid on June 27, 2018, to common stockholders of record as of June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$212,111	$—	$—	$40,000	$172,111

Off-balance sheet arrangements

As of May 31, 2018 and February 28, 2018 the Company’s off-balance sheet arrangements consisted of $4.7 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of May 31, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	As of
	May 31, 2018	February 28, 2018
GreyHeller LLC	$2,000	$2,000
Destiny Solutions, Inc.	1,500	—
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	151	917
CLEO Communications Holding, LLC	—	2,000

Total	$4,651	$4,917

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At May 31, 2018, we had $212.1 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of May 31, 2018.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2018 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.5 million to our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended May 31, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The Tax Cuts and Jobs Act of 2017 (the “Tax Bill”) was enacted on December 22, 2017. Effective January 1, 2018, the Tax Bill lowered the federal tax rate from 35% to 21%. The Tax Bill and future regulatory actions pertaining to it could adversely impact the industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we currently estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.11	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.12	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.13	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.14	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.15	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

11	Computation of Per Share Earnings (included in Note 10 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 10, 2018	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer