Form 10-Q
period 2018-08-31
SARATOGA INVESTMENT CORP.
filed 2018-10-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2018

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

The number of outstanding common shares of the registrant as of October 9, 2018 was 7,479,810.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $313,696,967 and $281,534,277, respectively)	$317,441,955	$286,061,722
Affiliate investments (amortized cost of $18,434,416 and $18,358,611, respectively)	10,905,065	12,160,564
Control investments (amortized cost of $59,263,490 and $39,797,229, respectively)	64,540,473	44,471,767

Total investments at fair value (amortized cost of $391,394,873 and $339,690,117, respectively)	392,887,493	342,694,053
Cash and cash equivalents	37,409,160	3,927,579
Cash and cash equivalents, reserve accounts	5,842,732	9,849,912
Interest receivable (net of reserve of $367,870 and $1,768,021, respectively)	4,193,153	3,047,125
Management and incentive fee receivable	171,676	233,024
Other assets	559,077	584,668
Receivable from unsettled trades	67,164	—

Total assets	$441,130,455	$360,336,361

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(650,963)	(697,497)
SBA debentures payable	150,000,000	137,660,000
Deferred debt financing costs, SBA debentures payable	(2,642,517)	(2,611,120)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(2,116,365)	(2,316,370)
2025 Notes payable	40,000,000	—
Deferred debt financing costs, 2025 notes payable	(1,448,274)	—
Base management and incentive fees payable	5,871,083	5,776,944
Deferred tax liability	179,458	—
Accounts payable and accrued expenses	1,213,953	924,312
Interest and debt fees payable	3,079,968	3,004,354
Directors fees payable	75,500	43,500
Due to manager	460,085	410,371

Total liabilities	$268,472,428	$216,644,994

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 7,453,947 and 6,257,029 common shares issued and outstanding, respectively	$7,454	$6,257
Capital in excess of par value	217,354,149	188,975,590
Distribution in excess of net investment income	(25,188,494)	(27,862,543)
Accumulated net realized loss	(20,219,702)	(20,431,873)
Net unrealized appreciation on investments, net of deferred taxes	704,620	3,003,936

Total net assets	172,658,027	143,691,367

Total liabilities and net assets	$441,130,455	$360,336,361

NET ASSET VALUE PER SHARE	$23.16	$22.96

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$8,046,730	$6,961,488	$15,452,639	$12,662,366
Affiliate investments	241,607	222,269	480,957	441,824
Control investments	1,251,573	1,496,080	2,398,238	2,831,466
Payment-in-kind interest income:
Non-control/Non-affiliate investments	145,012	282,003	361,022	505,276
Affiliate investments	35,482	16,954	69,629	16,954
Control investments	594,367	207,624	1,159,224	469,733

Total interest from investments	10,314,771	9,186,418	19,921,709	16,927,619
Interest from cash and cash equivalents	11,455	6,493	27,748	13,574
Management fee income	363,962	375,957	749,156	751,638
Incentive fee income	147,061	162,358	346,244	267,653
Other income	565,525	522,440	845,935	1,000,630

Total investment income	11,402,774	10,253,666	21,890,792	18,961,114

OPERATING EXPENSES
Interest and debt financing expenses	2,866,414	2,962,844	5,589,206	5,486,450
Base management fees	1,645,653	1,481,788	3,178,121	2,872,815
Incentive management fees	807,521	1,709,636	1,880,133	1,885,732
Professional fees	468,253	407,372	1,011,050	791,703
Administrator expenses	458,333	395,833	895,833	770,833
Insurance	63,860	66,165	127,719	132,330
Directors fees and expenses	75,000	60,000	170,500	111,000
General & administrative	206,295	287,201	554,145	484,444
Income tax benefit	(341,232)	—	(608,542)	—
Excise tax credit	—	(14,738)	(270)	(14,738)
Other expense	8,449	6,514	21,021	45,045

Total operating expenses	6,258,546	7,362,615	12,818,916	12,565,614

NET INVESTMENT INCOME	5,144,228	2,891,051	9,071,876	6,395,500

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	163	(5,838,408)	212,171	(5,742,819)
Control investments	—	63,554	—	63,554

Net realized gain (loss) from investments	163	(5,774,854)	212,171	(5,679,265)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(1,086,162)	6,451,921	(782,457)	2,347,355
Affiliate investments	(855,742)	677,861	(1,331,304)	745,194
Control investments	(212,617)	2,623,880	602,445	4,075,162

Net change in unrealized appreciation (depreciation) on investments	(2,154,521)	9,753,662	(1,511,316)	7,167,711
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	152,546	—	(788,000)	—

Net realized and unrealized gain (loss) on investments	(2,001,812)	3,978,808	(2,087,145)	1,488,446

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,142,416	$6,869,859	$6,984,731	$7,883,946

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.45	$1.15	$1.06	$1.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,915,966	5,955,251	6,597,324	5,908,453

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2018

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 183.9% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.32% Cash, 6/16/2022	6/16/2017	$15,000,000	$14,878,520	$14,494,500	8.4%

		Total Building Products			14,878,520	14,494,500	8.4%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 9/21/2021	9/21/2016	$18,000,000	17,893,087	18,000,000	10.4%
Avionte Holdings, LLC (h)	Business Services	Common Stock	1/8/2014	100,000	100,000	592,709	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,379,220	13,287,377	13,379,220	7.7%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.32% Cash/2.00% PIK, 3/31/2022	3/31/2017	$5,070,846	5,027,076	5,070,846	2.9%
Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 11/16/2023	5/16/2018	$8,500,000	8,419,609	8,415,000	4.9%
Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 11/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	999,000	0.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.82% Cash, 1/23/2020	12/28/2012	$3,300,000	3,298,669	3,301,980	1.9%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	462,109	0.3%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.82% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,811,685	15,705,323	15,811,685	9.2%
FMG Suite Holdings, LLC	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.11% Cash, 11/16/2023	5/16/2018	$15,000,000	14,892,308	14,887,500	8.6%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.32% Cash, 5/26/2022	5/26/2017	$14,500,000	14,440,281	14,500,000	8.4%
GDS Holdings US, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.32% Cash, 8/23/2023	8/23/2018	$7,500,000	7,425,160	7,425,000	4.3%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	250,000	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	819,673	0.5%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.00%), 11.32% Cash, 3/31/2021	8/25/2014	$24,150,000	24,010,830	24,089,625	14.0%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.07% Cash, 7/20/2021	11/29/2012	$22,288,730	22,219,828	22,288,730	12.9%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.57% Cash, 7/1/2022	7/1/2016	$18,000,000	17,867,620	18,000,000	10.4%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,933,745	9,000,000	5.2%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 5/29/2023	5/29/2018	$5,500,000	5,446,373	5,445,000	3.2%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.32% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.07% Cash, 7/5/2023	7/5/2018	$5,000,000	4,950,000	4,950,000	2.9%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,191	1,000,000	1,000,000	0.6%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	3/6/2013	$10,409,272	10,407,718	10,409,272	6.0%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	1,375,005	0.8%

		Total Business Services			197,206,620	200,472,354	116.1%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,791,242	560,831	0.3%

		Total Consumer Products			1,791,242	560,831	0.3%

My Alarm Center, LLC (h), (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,880	2,256,418	1.3%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	423,435	0.3%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,154,760	2,679,853	1.6%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+8.50%), 10.82% Cash, 5/31/2020	5/31/2017	$16,000,000	15,902,289	16,000,000	9.3%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	819,442	0.5%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.07% Cash, 6/2/2021	12/2/2015	$10,000,000	9,943,220	10,000,000	5.8%

		Total Education			27,814,927	26,825,702	15.6%

TMAC Acquisition Co., LLC (h), (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,152,151	1.2%

		Total Food and Beverage			2,216,427	2,152,151	1.2%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	400,000	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.32% Cash, 6/19/2023	6/19/2018	$10,000,000	9,915,177	9,912,500	5.7%
Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw First Lien Term Loan (3M USD LIBOR+6.00%), 8.32% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 12.11% Cash, 7/24/2019	7/25/2014	$9,900,000	9,855,881	9,900,000	5.7%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	2,083,420	1.2%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.82% Cash, 1/31/2022	1/31/2017	$15,000,000	14,883,587	14,879,502	8.6%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	131,820	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,256,569	6,308,660	3.7%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.11% Cash, 10/10/2025	10/20/2017	$2,848,958	2,822,253	2,820,468	1.6%
Pathway Partners Vet Management Company LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 10.11% Cash, 10/10/2025	10/20/2017	$781,825	781,825	774,007	0.5%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	203,282	0.1%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,180,136	3,880,800	2.3%

		Total Healthcare Services			52,102,505	51,294,459	29.7%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$7,791,074	7,763,827	7,946,896	4.6%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$5,300,000	5,268,139	5,406,000	3.1%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	1/16/2015	4,264	61,647	299,162	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	1/16/2015	30,320	438,353	1,754,618	1.0%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	1/16/2015	57,872	—	3,069,531	1.8%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	1/16/2015	8,139	—	485,898	0.3%

		Total Media			13,531,966	18,962,105	11.0%

Sub Total Non-control/Non-affiliate investments					313,696,967	317,441,955	183.9%

Affiliate investments - 6.3% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.32% Cash, 11/16/2021	11/17/2016	$7,000,000	6,950,522	7,100,100	4.1%
GreyHeller LLC (f), (j)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 13.32% Cash, 11/16/2021	11/17/2016	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,079,500	0.6%

		Total Business Services			7,800,522	8,179,600	4.7%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,029	1,776,600	1.1%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$948,865	948,865	948,865	0.5%

		Total Metals			10,633,894	2,725,465	1.6%

Sub Total Affiliate investments					18,434,416	10,905,065	6.3%

Control investments - 37.4% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	9,207,018	11,714,936	6.8%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.00%), 5.44% Cash/7.56% PIK, 2/28/2023	3/29/2013	$18,018,326	17,947,266	17,870,576	10.3%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,016,402	4,966,863	4,966,238	2.9%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	3,150,000	1.8%

		Total Business Services			35,271,147	37,701,750	21.8%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 26.15%, 10/20/2025	1/22/2008	$30,000,000	9,492,343	12,356,223	7.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 10.82%, 10/20/2025	10/17/2013	$4,500,000	4,500,000	4,495,500	2.6%
Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 9.82%, 2/7/2020	8/7/2018	$10,000,000	10,000,000	9,987,000	5.8%

		Total Structured Finance Securities			23,992,343	26,838,723	15.6%

Sub Total Control investments					59,263,490	64,540,473	37.4%

TOTAL INVESTMENTS - 227.6% (b)					$391,394,873	$392,887,493	227.6%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 25.1% (b)
U.S. Bank Money Market (l)				43,251,892	$43,251,892	$43,251,892	25.1%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				43,251,892	$43,251,892	$43,251,892	25.1%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $172,658,027 as of August 31, 2018.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 26.15% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the six months ended August 31, 2018 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$480,957	$—	$—	$325,897
Elyria Foundry Company, L.L.C.	—	—	69,629	—	—	(1,657,201)

Total	$—	$—	$550,586	$—	$—	$(1,331,304)

(g)   As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2018 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$1,657,241	$—	$—	$334,622
Netreo Holdings, LLC	8,100,000	—	94,905	—	—	(625)
Saratoga Investment Corp. CLO 2013-1, Ltd.	244,554	(48,083)	1,523,126	1,095,400	—	285,048
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F Note	—	—	227,106	—	—	(3,600)
Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd.	10,000,000	—	55,084	—	—	(13,000)

Total	$18,344,554	$(48,083)	$3,557,462	$1,095,400	$—	$602,445

(h)	Non-income producing at August 31, 2018.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2018. (see Note 7 to the consolidated financial statements).
(k)

As of August 31, 2018, the investment was on non-accrual status. The fair value of these investments was approximately $4.4 million, which represented 1.1% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2018.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of August 31, 2018 was 2.11%.

3M USD LIBOR - The 3 month USD LIBOR rate as of August 31, 2018 was 2.32%.

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

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2018	August 31, 2017
INCREASE FROM OPERATIONS:
Net investment income	$9,071,876	$6,395,500
Net realized gain (loss) from investments	212,171	(5,679,265)
Net change in unrealized appreciation (depreciation) on investments	(1,511,316)	7,167,711
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(788,000)	—

Net increase in net assets resulting from operations	6,984,731	7,883,946

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Distributions of investment income – net	(6,332,527)	(5,457,810)

Net decrease in net assets from shareholder distributions	(6,332,527)	(5,457,810)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	28,750,000	2,639,413
Stock dividend distribution	1,016,423	1,147,536
Offering costs	(1,386,667)	(48,254)

Net increase in net assets from capital share transactions	28,379,756	3,738,695

Total increase in net assets	29,031,960	6,164,831
Net assets at beginning of period, as reported	143,691,367	127,294,777
Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—

Net assets at beginning of period, as adjusted	143,626,067	127,294,777

Net assets at end of period	$172,658,027	$133,459,608

Net asset value per common share	$23.16	$22.37
Common shares outstanding at end of period	7,453,947	5,967,272

Distribution in excess of net investment income	$(25,188,494)	$(26,799,657)

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2018	August 31, 2017
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,984,731	$7,883,946
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,604,326)	(606,978)
Net accretion of discount on investments	(515,149)	(335,240)
Amortization of deferred debt financing costs	516,653	491,135
Net deferred income taxes	(608,542)	—
Net realized (gain) loss from investments	(212,171)	5,679,265
Net change in unrealized (appreciation) depreciation on investments	1,511,316	(7,167,711)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	788,000	—
Proceeds from sales and repayments of investments	37,556,821	43,784,914
Purchase of investments	(86,929,931)	(81,662,750)
(Increase) decrease in operating assets:
Interest receivable	(1,146,028)	(479,210)
Management and incentive fee receivable	61,348	(84,028)
Other assets	(133,505)	(136,499)
Receivable from unsettled trades	(67,164)	—
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	94,139	(757,698)
Accounts payable and accrued expenses	289,641	390,245
Interest and debt fees payable	75,614	274,291
Directors fees payable	32,000	9,000
Due to manager	49,714	(44,119)

NET CASH USED IN OPERATING ACTIVITIES	(43,256,839)	(32,761,437)

Financing activities
Borrowings on debt	26,840,000	46,500,000
Paydowns on debt	(14,500,000)	(14,500,000)
Issuance of notes	40,000,000	—
Payments of deferred debt financing costs	(1,684,808)	(1,204,517)
Proceeds from issuance of common stock	28,750,000	2,639,413
Payments of offering costs	(1,292,548)	(39,614)
Payments of cash dividends	(5,316,104)	(4,310,274)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,796,540	29,085,008

Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	29,474,401	(3,676,429)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	13,777,491	22,087,968

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$43,251,892	$18,411,539

Supplemental information:
Interest paid during the period	$4,996,939	$4,721,025
Cash paid for taxes	56,562	69,345
Supplemental non-cash information:
Payment-in-kind interest income	$1,604,326	$606,978
Net accretion of discount on investments	515,149	335,240
Amortization of deferred debt financing costs	516,653	491,135
Stock dividend distribution	1,016,423	1,147,536

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business

Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

On September 27, 2018, the SBA issued a “green light” letter inviting us to file a formal license application for a second SBIC license. If approved, the additional SBIC license would provide the Company with an incremental source of long-term capital by permitting us to issue, subject to SBA approval, up to $175.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the Company’s first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the six months ended August 31, 2018.

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

As of August 31, 2018, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2018	August 31, 2017
Cash and cash equivalents	$37,409,160	$1,595,438
Cash and cash equivalents, reserve accounts	5,842,732	16,816,101

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$43,251,892	$18,411,539

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires recognizing all derivative instruments as either assets or liabilities on the consolidated statements of assets and liabilities at fair value. The Company values derivative contracts at the closing fair value provided by the counterparty. Changes in the values of derivative contracts are included in the consolidated statements of operations.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2018, certain investments in three portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $4.4 million, or 1.1% of the fair value of our portfolio. At February 28, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $9.5 million, or 2.8% of the fair value of our portfolio.

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

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the consolidated financial statements as of and for the three and six months ended August 31, 2018:

Consolidated Statement of Assets and Liabilities

	August 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Management and incentive fee receivable	$171,676	$70,263	$241,939
Total assets	441,130,455	70,263	441,200,718
Total net assets	172,658,027	70,263	172,728,290
NET ASSET VALUE PER SHARE	$23.16	$0.01	$23.17

Consolidated Statements of Operations

	For the Three Months Ended August 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$147,061	$(22,689)	$124,372
Total investment income	11,402,774	(22,689)	11,380,085
NET INVESTMENT INCOME	5,144,228	(22,689)	5,121,539
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,142,416	(22,689)	3,119,727
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.45	$—	$0.45

	For the Six Months Ended August 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$346,244	$4,963	$351,207
Total investment income	21,890,792	4,963	21,895,755
NET INVESTMENT INCOME	9,071,876	4,963	9,076,839
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	6,984,731	4,963	6,989,694
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.06	$—	$1.06

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

The Company presents deferred debt financing costs on the balance sheet as a contra-liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

In accordance with certain applicable U.S. Treasury regulations and private letter rulings issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code (“Taxable Blockers”) when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2018, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2015, 2016 and 2017 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2018 and February 28, 2018, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$227,887	$227,887
Second lien term loans	—	—	100,302	100,302
Unsecured term loans	—	—	12,139	12,139
Structured finance securities	—	—	16,852	16,852
Equity interests	—	—	35,707	35,707

Total	$—	$—	$392,887	$392,887

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Net change in unrealized appreciation (depreciation) on investments	(73)	(619)	(659)	(77)	281	(364)	(1,511)
Purchases and other adjustments to cost	73	50,338	19,886	12,216	245	6,291	89,049
Sales and repayments	(4,106)	(19,403)	(14,000)	—	(48)	—	(37,557)
Net realized gain from investments	—	212	—	—	—	—	212

Balance as of August 31, 2018	$—	$227,887	$100,302	$12,139	$16,852	$35,707	$392,887

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(765)	$(568)	$(77)	$281	$(364)	$(1,493)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out for the six months ended August 31, 2018.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net change in unrealized appreciation (depreciation) on investments	(48)	255	1,799	2,084	3,078	7,168
Purchases and other adjustments to cost	10	78,571	1,560	—	2,464	82,605
Sales and repayments	(751)	(12,680)	(25,954)	(997)	(3,403)	(43,785)
Net realized gain (loss) from investments	(54)	(8)	(7,530)	—	1,913	(5,679)
Restructures in	—	—	39,837	—	2,617	42,454
Restructures out	—	(42,454)	—	—	—	(42,454)

Balance as of August 31, 2017	$8,980	$182,781	$97,462	$16,537	$27,210	$332,970

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(48)	$255	$1,928	$2,084	$3,731	$7,950

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. Restructures in and out for the six months ended August 31, 2017 included a restructure of Easy Ice, LLC of approximately $26.7 million from a first lien term loan to a second lien term loan; a restructure of Mercury Funding, LLC’s first lien term loan of approximately $15.8 million to a second lien term loan; and a restructure of My Alarm Center, LLC’s second lien term loan of approximately $2.6 million to an equity interest.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
First lien term loans	$227,887	Market Comparables	Market Yield (%)	8.5% - 13.5%
			EBITDA Multiples (x)	3.0x
Second lien term loans	100,302	Market Comparables	Market Yield (%)	10.0% - 18.2%
			EBITDA Multiples (x)	5.0x
Unsecured term loans	12,139	Market Comparables	Market Yield (%)	9.7% - 11.9%
			EBITDA Multiples (x)	4.8x
Structured finance securities	16,852	Discounted Cash Flow	Discount Rate (%)	8.5% - 13.5%
Equity interests	35,707	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x
			Revenue Multiples (x)	0.5x - 41.9x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$4,106	Market Comparables	Third-Party Bid (%)	100.0%
First lien term loans	197,359	Market Comparables	Market Yield (%)	7.3% - 13.4%
			EBITDA Multiples (x)	3.0x
			Third-Party Bid (%)	97.6% - 100.1%
Second lien term loans	95,075	Market Comparables	Market Yield (%)	10.0% - 16.5%
			EBITDA Multiples (x)	5.0x
			Third-Party Bid (%)	100.0%
Structured finance securities	16,374	Discounted Cash Flow	Discount Rate (%)	8.5% - 15.0%
Equity interests	29,780	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x
			Revenue Multiples (x)	0.6x - 39.6x

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

The composition of our investments as of August 31, 2018 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$228,400	58.3%	$227,887	58.0%
Second lien term loans	101,279	25.9	100,302	25.5
Unsecured term loans	12,217	3.1	12,139	3.1
Structured finance securities	13,992	3.6	16,852	4.3
Equity interests	35,507	9.1	35,707	9.1

Total	$391,395	100.0%	$392,887	100.0%

The composition of our investments as of February 28, 2018 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$4,033	1.2%	$4,106	1.2%
First lien term loans	197,253	58.1	197,359	57.6
Second lien term loans	95,392	28.1	95,075	27.7
Structured finance securities	13,796	4.0	16,374	4.8
Equity interests	29,216	8.6	29,780	8.7

Total	$339,690	100.0%	$342,694	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2018. The significant inputs at August 31, 2018 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 70%

•	Discount rate: 13.5%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+340bps / $99.75

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, the Company invested $30.0 million in all of the outstanding subordinated notes of GSC Investment Corp. CLO 2007, Ltd., a collateralized loan obligation fund managed by the Company that invests primarily in senior secured loans. Additionally, the Company entered into a collateral management agreement with GSC Investment Corp. CLO 2007, Ltd. pursuant to which we act as collateral manager to it. The Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, the Company completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended August 31, 2018 and August 31, 2017, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.7 million and $0.6 million in interest income, respectively, from the Saratoga CLO. For the six months ended August 31, 2018 and August 31, 2017, we accrued $0.7 million and $0.8 million in management fee income, respectively, and $1.5 million and $1.0 million in interest income, respectively, from the Saratoga CLO. For the three months ended August 31, 2018 and August 31, 2017, we accrued $0.1 million and $0.2 million, respectively, related to the incentive management fee from Saratoga CLO. For the six months ended August 31, 2018 and August 31, 2017, we accrued $0.3 million and $0.3 million, respectively, related to the incentive management fee from Saratoga CLO.

As of August 31, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $12.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2018, Saratoga CLO had investments with a principal balance of $347.8 million and a weighted average spread over LIBOR of 4.0%, and had debt with a principal balance outstanding of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At August 31, 2018, the present value of the projected future cash flows of the subordinated notes was approximately $12.3 million, using a 13.5% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $55.3 million, management fees of $18.7 million and incentive fees of $0.9 million.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2018 (unaudited) and February 28, 2018 and for the three and six months ended August 31, 2018 (unaudited) and August 31, 2017 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $345,292,427 and $307,926,355, respectively)	$342,639,347	$305,823,704
Equities at fair value (amortized cost of $3,531,218 and $3,531,218, respectively)	6,599	6,599

Total investments at fair value (amortized cost of $348,823,645 and $311,457,573, respectively)	342,645,946	305,830,303
Cash and cash equivalents	7,088,188	5,769,820
Receivable from open trades	2,996,250	12,395,571
Interest receivable	1,505,467	1,653,928

Total assets	$354,235,851	$325,649,622

LIABILITIES
Interest payable	$1,625,779	$1,190,428
Payable from open trades	21,777,656	24,471,358
Accrued base management fee	34,335	33,545
Accrued subordinated management fee	137,341	134,179
Accrued incentive fee	70,263	65,300
Loan payable, related party	10,000,000	—
Loan payable, third party	21,787,500	—
Class A-1 notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on class C notes - SIC CLO 2013-1, Ltd.	(63,827)	(68,370)
Class D notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on class D notes - SIC CLO 2013-1, Ltd.	(296,318)	(317,409)
Class E notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. notes	(951,011)	(1,014,090)
Subordinated notes	30,000,000	30,000,000

Total liabilities	$366,521,718	$336,894,941

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(11,245,569)	(12,974,026)
Net gain (loss)	(1,040,548)	1,728,457

Total net assets	(12,285,867)	(11,245,319)

Total liabilities and net assets	$354,235,851	$325,649,622

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
INVESTMENT INCOME
Interest from investments	$4,856,814	$4,150,598	$9,889,239	$8,128,469
Interest from cash and cash equivalents	4,074	4,343	8,089	9,426
Other income	30,214	84,556	173,171	245,170

Total investment income	4,891,102	4,239,497	10,070,499	8,383,065

EXPENSES
Interest expense	4,062,081	3,312,058	8,011,901	6,935,616
Professional fees	87,558	18,556	113,446	53,107
Miscellaneous fee expense	2,418	19,833	29,807	29,959
Base management fee	72,792	75,192	149,831	150,328
Subordinated management fee	291,170	300,765	599,325	601,310
Incentive fees	124,372	162,358	351,207	267,653
Trustee expenses	15,228	38,547	60,696	74,715
Amortization expense	44,357	44,357	88,713	88,714

Total expenses	4,699,976	3,971,666	9,404,926	8,201,402

NET INVESTMENT INCOME	191,126	267,831	665,573	181,663

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	2,237	475,486	(1,155,692)	769,344
Net change in unrealized depreciation on investments	(440,254)	(1,311,081)	(550,429)	(1,358,848)

Net realized and unrealized loss on investments	(438,017)	(835,595)	(1,706,121)	(589,504)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(246,891)	$(567,764)	$(1,040,548)	$(407,841)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2018

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cumulus Media Inc.	Radio & Television	Common Stock —Class A	Equity	—	—	—	—	4,337	$—	$—
Education Management II LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—	—	—	—	18,975	1,897,538	4,364
Education Management II LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	—	—	—	—	6,692	669,214	1,539
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—	—	—	—	14,813	964,466	696
24 Hour Fitness Worldwide, Inc.	Leisure Goods/Activities/Movies	Term Loan (5/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.61%	5/30/2025	$2,000,000	1,990,121	2,015,000
ABB Con-Cise Optical Group LLC	Healthcare	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	6/15/2023	1,963,941	1,944,824	1,966,396
Acosta, Inc.	Business Equipment & Services	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	9/26/2021	1,925,325	1,917,958	1,487,314
ADMI Corp.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	4/30/2025	2,000,000	1,990,214	2,006,880
Advantage Sales & Marketing Inc.	Business Equipment & Services	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	7/23/2021	2,408,668	2,407,020	2,244,590
Advantage Sales & Marketing Inc.	Business Equipment & Services	Term Loan B Incremental	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	7/23/2021	497,487	488,687	469,917
Aegis Toxicology Sciences Corporation	Healthcare	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.82%	5/9/2025	4,000,000	3,947,103	3,885,000
Agrofresh, Inc.	Ecological Services & Equipment	Term Loan	Loan	2M USD LIBOR + 4.75%	1.00%	6.96%	7/30/2021	2,934,872	2,929,761	2,909,192
AI Mistral (Luxembourg) Subco Sarl	Surface Transport	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	3/11/2024	493,750	493,750	490,254
AIS Holdco, LLC	Insurance	Term Loan	Loan	3M USD LIBOR + 5.00%	0.00%	7.32%	8/15/2025	2,500,000	2,487,513	2,500,000
Akorn, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.75%	1.00%	6.86%	4/16/2021	398,056	397,352	385,119
Albertson’s LLC	Food Products	Term Loan B4 (5/17)	Loan	1M USD LIBOR + 2.75%	0.75%	4.86%	8/25/2021	2,640,977	2,629,287	2,635,483
Alera Group Intermediate Holdings, Inc.	Insurance	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	8/1/2025	500,000	498,750	503,125
Alion Science and Technology Corporation	Conglomerates	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	8/19/2021	3,626,521	3,619,059	3,642,405
Allen Media, LLC	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 6.50%	1.00%	8.82%	9/22/2023	3,000,000	2,925,000	2,932,500
Alpha 3 B.V.	Chemicals & Plastics	Term Loan B1	Loan	3M USD LIBOR + 3.00%	1.00%	5.32%	1/31/2024	247,500	246,961	248,119
Altisource S.a r.l.	Financial Intermediaries	Term Loan B (03/18)	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	4/3/2024	1,924,554	1,908,371	1,915,740
American Greetings Corporation	Publishing	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	4/5/2024	997,500	978,541	998,128
American Residential Services LLC	Building & Development	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	6/30/2022	2,483,055	2,473,872	2,461,329
Anastasia Parent LLC	Retailers (Except Food & Drug)	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.86%	8/1/2025	1,000,000	995,016	995,630
Anchor Glass Container Corporation	Containers & Glass Products	Term Loan (07/17)	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	12/7/2023	492,525	490,472	434,501
AqGen Ascensus, Inc.	Financial Intermediaries	Term Loan Incremental	Loan	2M USD LIBOR + 3.50%	1.00%	5.71%	12/5/2022	311,719	310,939	312,108
AqGen Ascensus, Inc.	Financial Intermediaries	Delayed Draw Term Loan Incremental	Loan	3M USD LIBOR + 3.50%	1.00%	5.82%	12/5/2022	72,500	72,500	72,591
Aramark Services, Inc.	Food Products	Term Loan B-2	Loan	3M USD LIBOR + 1.75%	0.00%	4.07%	3/28/2024	1,612,143	1,612,143	1,614,835
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	3/20/2024	523,619	523,554	524,053
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	7/31/2024	496,256	494,027	493,155
Astoria Energy LLC	Utilities	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	12/24/2021	1,411,843	1,401,835	1,419,791
Asurion, LLC	Property & Casualty Insurance	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR + 3.00%	0.00%	5.11%	8/4/2022	2,292,802	2,283,504	2,303,784
Asurion, LLC	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR + 3.00%	0.00%	5.11%	11/3/2023	500,546	496,445	502,068
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.86%	3/3/2025	498,750	496,302	500,151
Avaya, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.36%	12/16/2024	995,000	985,266	1,001,099
Avolon TLB Borrower 1 US LLC	Equipment Leasing	Term Loan B3	Loan	1M USD LIBOR + 2.00%	0.75%	4.11%	1/15/2025	992,500	987,710	991,170
Ball Metalpack Finco, LLC	Containers & Glass Products	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	7/31/2025	2,000,000	1,990,000	2,017,500
Blackboard Inc.	Conglomerates	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	7.32%	6/30/2021	2,947,500	2,931,980	2,813,035
Blount International, Inc.	Forest Products	Term Loan B (10/17)	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	4/12/2023	497,500	496,437	499,679
Blucora, Inc.	Electronics/Electrical	Term Loan (11/17)	Loan	3M USD LIBOR + 3.00%	1.00%	5.32%	5/22/2024	706,667	703,544	710,200
BMC Software Finance, Inc.	Business Equipment & Services	Term Loan B (11/17)	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	9/12/2022	581,103	572,324	581,469
BMC Software Finance, Inc.	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.57%	9/1/2025	2,500,000	2,475,012	2,500,750
Bracket Intermediate Holding Corp.,	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.57%	8/15/2025	1,000,000	995,000	1,000,000
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B2	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	11/8/2023	1,040,458	1,038,009	1,038,513
Brookfield WEC Holdings Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.75%	0.75%	5.86%	8/1/2025	2,000,000	1,990,011	2,010,500
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	1/30/2026	2,500,000	2,496,875	2,499,475
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 1.75%	0.00%	4.07%	5/1/2024	495,000	494,504	495,619
California Cryobank LLC	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	6.11%	8/1/2025	2,500,000	2,487,578	2,506,250
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 3.25%	0.00%	5.57%	6/16/2023	953,853	951,468	956,476
Capital Automotive L.P.	Building & Development	First Lien Term Loan	Loan	1M USD LIBOR + 2.50%	1.00%	4.61%	3/25/2024	480,480	478,474	480,278
Caraustar Industries Inc.	Forest Products	Term Loan B (02/17)	Loan	3M USD LIBOR + 5.50%	1.00%	7.82%	3/14/2022	493,750	492,689	496,836
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	9.07%	7/31/2023	1,845,559	1,800,248	1,845,559
Casa Systems, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	12/20/2023	1,477,500	1,465,819	1,479,347
Catalent Pharma Solutions Inc	Drugs	Term Loan B (new)	Loan	1M USD LIBOR + 2.25%	1.00%	4.36%	5/20/2024	265,860	265,292	266,621
Cengage Learning, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	6/7/2023	1,464,371	1,451,057	1,355,275
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.86%	1/31/2025	2,985,000	2,978,488	2,949,180
CEOC, LLC	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	10/4/2024	995,000	995,000	993,756
Cetera Financial Group, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.57%	8/15/2025	2,000,000	1,990,007	2,005,000
CH Hold Corp.	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	2/1/2024	245,432	245,000	246,200
Charter Communications Operating, LLC.	Cable & Satellite Television	Term Loan (12/17)	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	4/30/2025	1,592,000	1,590,189	1,591,825
Compuware Corporation	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.61%	8/25/2025	500,000	498,750	502,500
Concordia Healthcare Corp.	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	10/21/2021	1,905,000	1,844,746	1,717,148
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	8/11/2022	2,418,750	2,411,869	2,427,820
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	10/5/2023	495,621	493,451	487,156
Covia Holdings Corporation	Nonferrous Metals/Minerals	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.07%	6/2/2025	1,000,000	1,000,000	987,080
CPI Acquisition Inc	Financial Intermediaries	Term Loan B (1st Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	7.04%	8/17/2022	1,436,782	1,423,190	947,256
CT Technologies Intermediate Hldgs, Inc	Healthcare	New Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	12/1/2021	1,447,725	1,439,894	1,351,813
Cumulus Media New Holdings Inc.	Radio & Television	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	5/13/2022	337,586	334,427	331,594
Daseke Companies, Inc.	Surface Transport	Replacement Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	2/27/2024	1,985,629	1,974,367	1,995,557
Dell International L.L.C.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 2.00%	0.75%	4.11%	9/7/2023	1,488,750	1,487,774	1,488,125
Delta 2 (Lux) SARL	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.61%	2/1/2024	1,318,289	1,314,658	1,307,743
Dex Media, Inc.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	12.11%	7/29/2021	20,872	20,872	21,246
DHX Media Ltd.	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	12/29/2023	332,042	330,406	332,042
Digital Room Holdings, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	12/29/2023	2,487,500	2,464,579	2,481,281
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	4/8/2024	487,500	485,473	486,418
Drew Marine Group Inc.	Chemicals & Plastics	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	11/19/2020	2,855,993	2,840,446	2,841,713
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	8/21/2025	6,000,000	5,970,020	5,977,500
Dynatrace LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	8/25/2025	1,000,000	1,000,000	1,002,920
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.07%	8/28/2024	2,483,752	2,463,751	2,502,380
Education Management II LLC (a)	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime + 5.50%	1.00%	10.50%	7/2/2020	423,861	417,464	27,551
Education Management II LLC (a)	Leisure Goods/Activities/Movies	Term Loan B	Loan	Prime + 8.50%	1.00%	13.50%	7/2/2020	954,307	942,796	19,086
EIG Investors Corp.	Electronics/Electrical	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	1.00%	6.07%	2/9/2023	458,213	457,067	459,931
Emerald 2 Ltd.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	5/14/2021	991,629	987,379	992,849
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	7/30/2021	478,584	477,496	480,379
Endo Luxembourg Finance Company I S.a.r.l.	Drugs	Term Loan B (4/17)	Loan	1M USD LIBOR + 4.25%	0.75%	6.36%	4/29/2024	990,000	985,810	994,950
Energy Acquisition LP	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.57%	6/26/2025	2,000,000	1,980,136	2,007,500
Engility Corporation	Aerospace & Defense	Term Loan B1	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	8/12/2020	137,989	137,645	137,816
Equian, LLC	Healthcare	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	5/20/2024	1,980,000	1,971,108	1,978,772
Evergreen AcqCo 1 LP	Retailers (Except Food & Drug)	Term Loan C	Loan	3M USD LIBOR + 3.75%	1.25%	6.07%	7/9/2019	940,144	938,663	910,999
EWT Holdings III Corp.	Ecological Services & Equipment	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	12/20/2024	2,823,867	2,811,058	2,825,646
Extreme Reach, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.36%	2/7/2020	2,413,481	2,402,294	2,405,179
Fastener Acquisition, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.57%	3/28/2025	498,750	496,346	499,064
FinCo I LLC	Financial Intermediaries	2018 Term Loan B	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	12/27/2022	415,800	414,796	417,014
First Data Corporation	Financial Intermediaries	2024A New Dollar Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	4/26/2024	1,741,492	1,667,873	1,738,496
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan B (10/17)	Loan	3M USD LIBOR + 3.00%	0.75%	5.32%	12/1/2022	1,463,956	1,456,120	1,468,992
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B (4/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	4/18/2025	1,290,165	1,268,770	1,292,745
Flex Acquisition Company Inc	Containers & Glass Products	Term Loan B	Loan	3M USD LIBOR + 3.25%	0.00%	5.57%	6/30/2025	1,000,000	997,554	998,750
Franklin Square Holdings, L.P.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.61%	8/1/2025	500,000	497,505	500,940
Fusion Connect, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 7.50%	1.00%	9.82%	5/4/2023	1,975,000	1,898,861	1,891,063
GBT Group Services B.V.	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	4.82%	8/13/2025	500,000	498,753	501,875
GC EOS Buyer, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	8/1/2025	3,000,000	2,970,015	2,992,500
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	1M USD LIBOR + 8.75%	0.00%	10.86%	3/4/2021	1,416,921	1,416,504	1,357,410
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	9.11%	1/3/2023	585,849	585,849	599,909
GI Revelation Acquisition LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	7.11%	4/16/2025	1,000,000	995,039	999,380
Gigamon Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	6.82%	12/27/2024	1,990,000	1,971,547	1,990,000
Global Tel*Link Corporation	Telecommunications	Term Loan	Loan	3M USD LIBOR + 4.00%	1.25%	6.32%	5/26/2020	3,079,437	3,074,613	3,093,880
Go Wireless, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.61%	12/22/2024	1,950,000	1,931,876	1,862,250
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Second Lien Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	3/7/2025	2,000,000	2,000,000	1,996,260
Grosvenor Capital Management Holdings, LLLP	Property & Casualty Insurance	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	3/28/2025	989,962	985,136	988,725
Guidehouse LLP	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	5/1/2025	2,000,000	1,995,029	2,005,000
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	5/16/2024	990,000	987,885	992,475
Harland Clarke Holdings Corp.	Publishing	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.07%	11/3/2023	1,888,331	1,877,774	1,775,032
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	5.54%	8/1/2024	496,250	495,095	497,803
Helix Gen Funding, LLC	Utilities	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	6/3/2024	265,522	264,735	254,737
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan (2/17)	Loan	1M USD LIBOR + 3.50%	0.00%	5.61%	2/14/2024	2,450,006	2,460,151	2,428,568
HLF Financing SaRL, LLC	Retailers (Except Food & Drug)	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.36%	8/18/2025	1,000,000	997,500	1,002,860
Hoffmaster Group, Inc.	Containers & Glass Products	Term Loan B1	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	11/21/2023	1,079,872	1,083,008	1,083,921
Hostess Brands, LLC	Food Products	Cov-Lite Term Loan B	Loan	1M USD LIBOR + 2.25%	0.75%	4.36%	8/3/2022	1,475,147	1,472,016	1,469,615
Hudson River Trading LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.36%	4/3/2025	1,995,000	1,975,791	1,999,988
Hyland Software, Inc.	Business Equipment & Services	First Lien Term Loan (New)	Loan	1M USD LIBOR + 3.25%	0.75%	5.36%	7/1/2022	1,092,965	1,090,830	1,098,703
Hyperion Refinance S.a.r.l.	Insurance	Tem Loan (12/17)	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	12/20/2024	1,990,000	1,980,979	1,996,965
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	6/28/2024	1,674,000	1,658,706	1,680,278
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	5/23/2025	3,415,333	3,396,055	3,426,706
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	5/1/2024	495,000	490,779	496,445
IRB Holding Corp.	Food Service	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	2/5/2025	498,750	497,656	500,890
Isagenix International LLC	Food/Drug Retailers	Term Loan	Loan	3M USD LIBOR + 5.75%	1.00%	8.07%	6/16/2025	2,000,000	1,980,410	2,005,000
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term Loan (7/17)	Loan	3M USD LIBOR + 3.22%	1.00%	5.54%	3/5/2021	825,597	825,597	741,205
Jill Holdings LLC	Retailers (Except Food & Drug)	Term Loan (1st Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	7.32%	5/9/2022	867,147	864,598	852,692
Kettle Cuisine, LLC	Food Products	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.07%	8/22/2025	2,000,000	1,990,000	2,000,000
Kinetic Concepts, Inc.	Healthcare	1/17 USD Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.57%	2/2/2024	2,376,000	2,366,866	2,383,223
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	12/16/2024	2,495,000	2,485,410	2,505,404
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.49%	11/25/2022	2,623,409	2,585,303	2,180,709
Learfield Communications LLC	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	12/1/2023	492,500	490,641	496,194
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	11/21/2024	994,947	986,004	997,434
Lighthouse Network, LLC	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	6.82%	12/2/2024	995,000	990,472	999,149
Lightstone Holdco LLC	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	1/30/2024	1,388,814	1,386,441	1,381,008
Lightstone Holdco LLC	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	1/30/2024	74,592	74,465	74,173
Lindblad Expeditions, Inc.	Leisure Goods/Activities/Movies	US 2018 Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.82%	3/27/2025	400,000	399,015	403,500
Lindblad Expeditions, Inc.	Leisure Goods/Activities/Movies	Cayman Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.82%	3/27/2025	100,000	99,754	100,875
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	7/15/2024	475,000	470,847	475,000
LPL Holdings, Inc.	Financial Intermediaries	Incremental Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	9/23/2024	1,732,533	1,728,811	1,732,100
Mayfield Agency Borrower Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	2/28/2025	500,000	497,594	503,125
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	9/30/2024	2,233,747	2,215,437	2,250,969
McDermott International, Inc.	Building & Development	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	5/12/2025	1,995,000	1,956,183	2,014,631
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	5/4/2022	979,920	976,906	933,864
MedPlast Holdings, Inc.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.75%	0.00%	6.07%	7/2/2025	500,000	497,516	503,750
Meredith Corporation	Publishing	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	5.11%	1/31/2025	941,944	939,865	944,036
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.61%	1/30/2023	2,644,428	2,631,670	2,632,528
Midas Intermediate Holdco II, LLC	Automotive	Term Loan	Loan	3M USD LIBOR + 2.75%	1.00%	5.07%	8/18/2021	240,709	240,121	227,771
Midwest Physician Administrative Services LLC	Healthcare	Term Loan (2/18)	Loan	1M USD LIBOR + 2.75%	0.75%	4.86%	8/15/2024	977,985	973,581	962,709
Milk Specialties Company	Food Products	Term Loan (2/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	8/16/2023	982,500	974,804	981,891
Mister Car Wash Holdings, Inc.	Automotive	Term Loan	Loan	6M USD LIBOR + 3.25%	1.00%	5.79%	8/20/2021	1,575,327	1,571,289	1,578,604
MLN US HoldCo LLC	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.50%	0.00%	6.82%	7/11/2025	1,000,000	997,502	1,003,750
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B2	Loan	1M USD LIBOR + 3.00%	0.00%	5.11%	9/20/2024	497,500	496,274	500,609
NAI Entertainment Holdings LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.61%	5/8/2025	1,000,000	997,534	998,750
Navistar Financial Corporation	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.86%	7/30/2025	2,000,000	1,990,018	2,002,500
Navistar, Inc.	Automotive	Term Loan B (10/17)	Loan	1M USD LIBOR + 3.50%	0.00%	5.61%	11/6/2024	1,990,000	1,981,345	1,994,139
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	2/7/2025	498,750	497,627	498,336
New Media Holdings II LLC	Radio & Television	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.36%	7/14/2022	5,602,895	5,582,393	5,641,443
NMI Holdings, Inc.	Insurance	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.86%	5/23/2023	500,000	497,568	503,750
Novetta Solutions, LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	10/17/2022	1,949,870	1,937,364	1,871,875
Novetta Solutions, LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR + 8.50%	1.00%	10.61%	10/16/2023	1,000,000	992,787	895,000
NPC International, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	4/19/2024	495,000	494,477	497,787
Ocean Bidco, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	7.32%	3/21/2025	496,250	493,848	497,803
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 7.00%	1.00%	9.11%	11/8/2022	2,375,000	2,306,884	2,432,903
Onex Carestream Finance LP	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	6/7/2019	3,037,274	3,034,908	3,030,318
Owens & Minor Distribution, Inc.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	4/30/2025	500,000	490,234	485,625
P.F. Chang’s China Bistro, Inc.	Food Service	Term Loan B	Loan	6M USD LIBOR + 5.00%	1.00%	7.54%	9/1/2022	1,985,000	1,970,741	1,981,685
P2 Upstream Acquisition Co.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	10/30/2020	950,558	948,677	938,676
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	7.57%	4/29/2024	1,980,000	1,971,523	1,975,050
PetSmart, Inc.	Retailers (Except Food & Drug)	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	3/11/2022	967,500	964,230	832,050
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	7.36%	9/29/2020	2,714,299	2,705,779	2,646,442
PI UK Holdco II Limited	Financial Intermediaries	Term Loan (PI UK Holdco II)	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	1/3/2025	1,496,250	1,487,926	1,486,898
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B (04/18)	Loan	1M USD LIBOR + 2.50%	0.00%	4.61%	10/15/2024	992,500	987,738	990,197
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	5.07%	2/2/2024	1,804,150	1,764,257	1,803,392
Prestige Brands, Inc.	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	1/26/2024	313,737	313,142	313,198
Prime Security Services Borrower, LLC	Electronics/Electrical	Refi Term Loan B-1	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	5/2/2022	1,960,262	1,952,561	1,964,280
Project Accelerate Parent, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	1/2/2025	1,995,000	1,985,941	1,999,988
Project Leopard Holdings, Inc.	Business Equipment & Services	2018 Repricing Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	7/7/2023	496,256	495,097	498,117
Prometric Holdings Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	1/29/2025	498,750	496,481	497,713
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	5.32%	11/3/2023	496,241	495,150	492,831
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	5/2/2024	1,485,000	1,485,000	1,488,713
Ranpak Corp.	Business Equipment & Services	Term Loan B-1	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	10/1/2021	902,062	899,807	902,062
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	6.11%	11/8/2024	817,500	810,161	825,675
Research Now Group, Inc.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.82%	12/20/2024	2,985,000	2,847,080	2,992,463
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan (10/17)	Loan	3M USD LIBOR + 3.25%	1.00%	5.57%	4/29/2022	718,886	718,886	723,379
Reynolds Group Holdings Inc.	Industrial Equipment	Term Loan (01/17)	Loan	1M USD LIBOR + 2.75%	0.00%	4.86%	2/6/2023	1,734,717	1,734,717	1,739,679
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 7.50%	1.00%	9.61%	3/31/2023	486,033	479,461	454,844
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	2/28/2025	997,500	995,006	988,153
Rovi Solutions Corporation	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.61%	7/2/2021	1,440,000	1,436,869	1,431,000
Russell Investments US Institutional Holdco, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.36%	6/1/2023	3,203,687	3,080,428	3,203,687
Sahara Parent, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.11%	8/16/2024	1,985,000	1,967,613	1,987,481
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan (Fixed)	Loan	Fixed	—	4.50%	7/5/2024	1,000,000	995,704	948,330
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	7/5/2024	992,500	987,862	965,623
Savage Enterprises, LLC	Surface Transport	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.61%	8/1/2025	2,000,000	1,960,175	2,015,000
SCS Holdings I Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	10/31/2022	2,079,605	2,055,527	2,086,114
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	8.32%	2/21/2021	922,556	889,141	860,154
SG Acquisition, Inc.	Insurance	Term Loan (Safe-Guard)	Loan	3M USD LIBOR + 5.00%	1.00%	7.32%	3/29/2024	1,780,000	1,765,312	1,780,000
Shearer’s Foods, LLC	Food Products	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	6/30/2021	2,957,117	2,946,698	2,922,016
Sirva Worldwide, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.61%	8/4/2025	500,000	492,529	498,750
SMB Shipping Logistics, LLC	Surface Transport	Term Loan B	Loan	2M USD LIBOR + 4.00%	1.00%	6.21%	2/2/2024	1,979,962	1,978,067	1,979,962
Sonneborn, LLC	Chemicals & Plastics	Initial Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.07%	12/10/2020	1,124,118	1,122,972	1,135,360
Sonneborn, LLC	Chemicals & Plastics	Term Loan BV	Loan	3M USD LIBOR + 3.75%	1.00%	6.07%	12/10/2020	198,374	198,172	200,358
Sophia, L.P.	Conglomerates	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.57%	9/30/2022	1,895,775	1,888,896	1,900,041
SRAM, LLC	Industrial Equipment	Term Loan	Loan	2M USD LIBOR + 2.75%	1.00%	4.96%	3/15/2024	2,221,302	2,203,519	2,226,855
SS&C Technologies, Inc.	Business Equipment & Services	Term Loan B3	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	4/16/2025	658,127	656,481	658,456
SS&C Technologies, Inc.	Business Equipment & Services	Term Loan B4	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	4/16/2025	256,011	255,371	256,139
SSH Group Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.25%	0.00%	6.36%	7/25/2025	2,000,000	1,995,010	2,021,000
St. George’s University Scholastic Services LLC	Business Equipment & Services	Term Loan B (06/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.61%	7/17/2025	762,712	758,898	770,339
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B (07/17)	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	9/12/2024	1,985,000	1,980,775	1,978,271
Steak N Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.86%	3/19/2021	839,991	836,597	698,595
Sybil Software LLC	Electronics/Electrical	Term Loan B (4/18)	Loan	3M USD LIBOR + 2.50%	1.00%	4.82%	9/29/2023	694,944	691,628	696,974
Tenneco Inc	Automotive	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.86%	6/18/2025	1,500,000	1,485,007	1,500,000
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	9/30/2024	1,990,000	1,987,832	1,980,667
The Edelman Financial Center, LLC	Financial Intermediaries	Term Loan B (06/18)	Loan	3M USD LIBOR + 3.25%	0.00%	5.57%	7/21/2025	1,250,000	1,243,805	1,255,863
Townsquare Media, Inc.	Radio & Television	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	4/1/2022	881,975	878,830	881,975
Transdigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.61%	8/22/2024	4,169,144	4,176,328	4,160,222
Travel Leaders Group, LLC	Leisure Goods/Activities/Movies	Term Loan B (08/18)	Loan	1M USD LIBOR + 4.00%	0.00%	6.11%	1/25/2024	2,500,000	2,493,886	2,520,325
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	6/21/2024	2,977,500	2,964,656	2,981,222
Trico Group LLC	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.82%	2/2/2024	2,981,250	2,924,030	2,981,250
Truck Hero, Inc.	Surface Transport	First Lien Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.86%	4/22/2024	2,972,481	2,951,403	2,974,711
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.11%	4/13/2023	491,288	485,128	493,439
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	5.82%	7/10/2020	718,415	719,078	720,886
Uniti Group Inc.	Telecommunications	Term Loan (10/16)	Loan	1M USD LIBOR + 3.00%	1.00%	5.11%	10/24/2022	1,940,512	1,931,820	1,853,189
Univar USA Inc.	Chemicals & Plastics	Term Loan B3 (11/17)	Loan	1M USD LIBOR + 2.25%	0.00%	4.36%	7/1/2024	2,250,492	2,240,412	2,255,060
Univision Communications Inc.	Radio & Television	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	3/15/2024	2,839,234	2,824,509	2,722,825
UOS, LLC	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.61%	4/18/2023	594,248	592,393	604,647
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan (10/17)	Loan	1M USD LIBOR + 2.50%	0.00%	4.61%	1/15/2026	832,911	831,982	830,104
Valeant Pharmaceuticals International, Inc.	Drugs	Term Loan B (05/18)	Loan	1M USD LIBOR + 3.00%	0.00%	5.11%	6/2/2025	1,824,050	1,815,724	1,829,814
VeriFone Systems, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	6.11%	8/20/2025	3,500,000	3,482,500	3,504,375
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.61%	6/3/2024	481,341	479,329	482,544
Vistra Operations Company LLC	Utilities	2018 Incremental Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.11%	12/31/2025	1,000,000	998,750	997,500
Vizient Inc.	Healthcare	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.86%	2/13/2023	296,814	290,776	296,689
VVC Holding Corp	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.36%	7/3/2025	3,000,000	2,940,040	2,940,000
WEI Sales, LLC	Food Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.86%	3/21/2025	498,750	497,536	501,244
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	3M USD LIBOR + 4.75%	0.75%	7.07%	11/29/2024	1,950,000	1,914,322	1,970,729
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.61%	10/10/2024	500,000	499,409	494,720
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B (6/17)	Loan	1M USD LIBOR + 4.50%	1.00%	6.61%	6/30/2023	2,476,241	2,460,445	2,482,431
Western Digital Corporation	Electronics/Electrical	Term Loan B-4	Loan	1M USD LIBOR + 1.75%	0.00%	3.86%	4/29/2023	1,306,170	1,269,165	1,305,242
Windstream Services, LLC	Telecommunications	Term Loan B6 (09/16)	Loan	1M USD LIBOR + 4.00%	0.75%	6.11%	3/29/2021	881,830	875,993	820,102
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.82%	8/5/2024	992,513	992,513	998,716
YS Garments, LLC	Retailers (Except Food & Drug)	Term Loan	Loan	1W USD LIBOR + 6.00%	1.00%	7.96%	7/26/2024	2,000,000	1,980,221	1,975,000
Zep, Inc.	Chemicals & Plastics	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.32%	8/12/2024	2,481,250	2,470,416	2,332,375
Zest Acquisition Corp.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	5.82%	3/14/2025	997,500	992,624	989,400

									$348,823,645	$342,645,946

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)								7,088,188	$7,088,188	$7,088,188

Total cash and cash equivalents								7,088,188	$7,088,188	$7,088,188

(a)    Security is in default as of August 31, 2018.

(b)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2018.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of August 31, 2018 was 1.96%.

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2018 was 2.11%.

2M USD LIBOR—The 2 month USD LIBOR rate as of August 31, 2018 was 2.21%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2018 was 2.32%.

6M USD LIBOR—The 6 month USD LIBOR rate as of August 31, 2018 was 2.54%.

Prime—The Prime Rate as of August 31, 2018 was 5.00%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2018

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—	—	—	—	6,692	$669,214	$1,539
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	—	—	—	—	18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—	—	—	—	14,813	964,466	696
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	5/28/2021	$1,974,768	1,973,979	1,992,047
ABB Con-Cise Optical Group, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.59%	6/15/2023	1,975,000	1,955,672	1,979,938
Acosta Holdco, Inc.	Business Equipment & Services	Term Loan B1	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	9/26/2021	1,935,275	1,926,742	1,703,042
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Term Loan B2	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	500,000	490,000	492,190
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Delayed Draw Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	2,421,181	2,419,247	2,383,362
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	2/24/2021	2,438,282	2,339,957	2,412,387
Agrofresh, Inc.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	7/30/2021	1,950,000	1,943,994	1,936,194
AI MISTRAL T/L (V. GROUP)	Surface Transport	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	3/11/2024	496,250	496,250	493,148
AI Aqua Merger Inc	Conglomerates	Incremental Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	498,750	498,189	499,787
AI Aqua Merger Inc	Conglomerates	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	2,029,500	2,031,000	2,033,316
Akorn, Inc.	Drugs	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	4/16/2021	398,056	397,217	394,573
Albertson’s LLC	Food Products	Term Loan B-4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	8/25/2021	2,654,315	2,640,406	2,617,447
Alion Science and Technology Corporation	Conglomerates	Term Loan B (First Lien)	Loan	3M USD LIBOR + 4.50%	1.00%	6.15%	8/19/2021	2,826,521	2,817,880	2,826,521
ALPHA 3 T/L B1 (ATOTECH)	Chemicals & Plastics	Term Loan B 1	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	1/31/2024	248,750	248,218	250,367
Anchor Glass T/L (11/16)	Containers & Glass Products	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	12/7/2023	495,013	492,821	495,785
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.65%	1/31/2022	1,833,243	1,796,705	1,778,246
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	3/28/2024	1,612,143	1,612,143	1,621,219
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	3/20/2024	496,250	494,091	497,079
Argon Medical Devices, Inc.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	1/23/2025	1,000,000	997,625	1,003,750
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.40%	7/31/2024	498,750	496,441	499,373
Aspen Dental Management, Inc.	Healthcare	Term Loan Initial	Loan	3M USD LIBOR + 3.75%	1.00%	5.52%	4/29/2022	1,964,792	1,961,139	1,986,896
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	12/24/2021	1,436,736	1,425,004	1,439,135
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	8/4/2022	2,373,759	2,363,315	2,384,156
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	11/3/2023	518,207	513,568	520,798
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.40%	2/21/2025	500,000	497,500	502,500
Avantor, Inc.	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	11/21/2024	1,500,000	1,478,028	1,514,370
Avaya, Inc.	Telecommunications	Exit Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.34%	12/16/2024	1,000,000	990,313	1,004,220
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Equipment Leasing	Term Loan B-2	Loan	3M USD LIBOR + 2.25%	0.75%	3.84%	3/21/2022	995,000	990,660	993,468
Blackboard	Conglomerates	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	6.73%	6/30/2021	2,962,500	2,944,423	2,868,085
Blount International, Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.83%	4/12/2023	500,000	498,863	506,875
Blucora, Inc.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	5/22/2024	920,000	915,553	924,600
BMC Software	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.90%	9/12/2022	584,031	574,236	585,491
Brickman Group Holdings, Inc.	Building & Development	Initial Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	12/18/2020	1,420,433	1,412,065	1,427,975
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B-1	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	11/8/2023	997,481	995,151	1,006,628
Cable & Wireless Communications Ltd.	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	4.89%	1/30/2026	2,500,000	2,496,875	2,494,800
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 2.25%	0.00%	3.95%	5/1/2024	497,500	496,959	498,744
Caesars Entertainment Corporation	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	10/7/2024	1,000,000	1,000,000	1,006,250
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.94%	6/16/2023	997,500	995,006	1,003,116
Capital Automotive L.P.	Building & Development	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	3/25/2024	482,931	480,703	485,143
Caraustar Industries Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.19%	3/14/2022	496,250	495,182	496,950
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	8.44%	7/31/2023	2,468,750	2,402,343	2,440,977
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	5.69%	12/20/2023	1,485,000	1,472,299	1,490,569
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR + 2.25%	1.00%	3.90%	5/20/2024	419,775	418,723	421,219
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.84%	6/7/2023	1,464,371	1,449,727	1,343,970
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	1/31/2025	3,000,000	2,993,287	2,946,750
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	4.65%	2/1/2024	246,674	246,237	247,907
Charter Communications Operating, LLC	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	4/30/2025	1,600,000	1,598,246	1,603,200
CHS/Community Health Systems, Inc.	Healthcare	Term G Loan	Loan	3M USD LIBOR + 2.75%	1.00%	4.73%	12/31/2019	612,172	603,886	606,705
CHS/Community Health Systems, Inc.	Healthcare	Term H Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.98%	1/27/2021	1,133,925	1,104,984	1,106,870
Concordia Healthcare Corporation	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/21/2021	1,930,000	1,860,229	1,723,895
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	8/11/2022	1,418,750	1,413,829	1,417,870
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/5/2023	498,130	495,839	489,502
CPI Acquisition Inc.	Financial Intermediaries	Term Loan B (First Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,421,670	1,109,196
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	12/1/2021	1,455,188	1,446,213	1,448,829
Cumulus Media Holdings Inc.	Radio & Television	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	12/23/2020	448,889	446,919	385,820
Daseke Companies, Inc.	Surface Transport	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	2/27/2024	1,995,607	1,983,119	2,010,574
Dell International L.L.C.	Electronics/Electrical	Term Loan (01/17)	Loan	1M USD LIBOR + 2.00%	0.75%	3.65%	9/7/2023	1,496,250	1,495,193	1,496,130
Delta 2 (Lux) S.a.r.l.	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	2/1/2024	1,318,289	1,314,108	1,315,323
DEX MEDIA, INC.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.65%	7/29/2021	29,843	29,843	30,664
DHX Media Ltd.	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	12/29/2023	497,500	495,234	498,122
Digital Room, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	12/29/2023	2,500,000	2,475,000	2,481,250
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	2M USD LIBOR + 2.75%	1.00%	4.40%	4/8/2024	493,750	491,561	495,513
Drew Marine Group, Inc.	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	11/19/2020	2,863,470	2,844,335	2,856,311
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B Add-on	Loan	3M USD LIBOR + 3.25%	1.00%	5.23%	11/4/2021	1,942,632	1,935,162	1,938,591
DUKE FINANCE (OM GROUP/VECTRA) T/L	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.94%	2/21/2024	1,477,584	1,381,067	1,478,515
Eaglepicher Technologies, LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	2/21/2025	500,000	498,750	500,315
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	8/28/2024	1,995,000	1,976,445	2,007,469
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime 5.50%	1.00%	10.00%	7/2/2020	423,861	415,813	103,846
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (6.50% PIK)	Loan	Prime 2.00%	1.00%	13.00%	7/2/2020	954,307	939,748	7,759
EIG Investors Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.96%	2/9/2023	473,057	471,875	475,593
Emerald 2 Limited	Ecological Services & Equipment	Term Loan B1A	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	5/14/2021	991,629	986,286	988,852
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	8/1/2021	480,141	478,874	484,141
Endo International plc	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.75%	5.94%	4/29/2024	995,000	990,482	992,513
Engility Corporation	Aerospace & Defense	Term Loan B-1	Loan	3M USD LIBOR + 2.75%	0.00%	4.40%	8/12/2020	218,750	218,055	220,117
Equian, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.15%	5/20/2024	1,990,000	1,980,110	1,998,716
Evergreen Acqco 1 LP	Retailers (Except Food & Drug)	New Term Loan	Loan	3M USD LIBOR + 3.75%	1.25%	5.49%	7/9/2019	945,131	942,746	902,940
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Ecological Services & Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	12/20/2024	2,838,093	2,824,632	2,864,714
Extreme Reach, Inc.	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 6.25%	1.00%	7.95%	2/7/2020	2,662,500	2,645,825	2,672,484
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	4/15/2021	2,296,974	2,290,825	2,309,424
FinCo I LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	6/14/2022	498,580	497,495	503,192
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR + 2.25%	0.00%	3.87%	4/26/2024	1,741,492	1,661,950	1,744,400
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.00%	0.75%	4.69%	12/1/2022	1,471,350	1,462,612	1,483,856
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	7/1/2020	1,409,751	1,394,961	1,423,144
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.65%	12/30/2022	585,849	583,668	597,935
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	Prime 10.51%	0.00%	12.25%	3/4/2019	1,461,320	1,455,880	1,431,641
Gigamon	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	12/27/2024	2,000,000	1,980,289	1,992,500
Global Tel*Link Corporation	Telecommunications	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.25%	5.69%	5/26/2020	3,116,081	3,110,498	3,128,732
GlobalLogic Holdings, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.44%	6/20/2022	496,250	491,702	498,731
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Loan (Second Lien)	Loan	1M USD LIBOR + 2.00%	0.00%	3.59%	4/30/2019	1,833,333	1,826,354	1,832,765
GoWireless, Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.16%	12/22/2024	2,000,000	1,980,568	2,005,000
Grosvenor Capital Management Holdings, LP	Property & Casualty Insurance	Initial Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	8/18/2023	992,443	988,008	996,472
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	2/9/2022	995,000	992,659	996,990
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	11/3/2023	1,943,418	1,931,468	1,961,123
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	4.57%	8/1/2024	498,750	497,642	499,583
Heartland Dental, LLC	Healthcare	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.45%	7/31/2023	2,992,500	2,978,722	3,044,869
Helix Acquisition Holdings, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	9/30/2024	997,500	992,861	1,002,488
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	6/3/2024	462,388	460,553	466,263
Help/Systems Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.19%	10/8/2021	1,342,543	1,296,984	1,346,463
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	5.15%	2/14/2024	2,475,000	2,485,950	2,422,406
Herbalife T/L B (HLF Financing)	Food/Drug Retailers	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.75%	7.15%	2/15/2023	1,887,500	1,876,579	1,898,127
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.00%	3/15/2024	954,698	949,925	957,085
Hoffmaster Group, Inc.	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.19%	11/21/2023	990,000	993,228	998,663
Hostess Brands, LLC	Food Products	Term Loan B (First Lien)	Loan	1M USD LIBOR + 2.25%	0.75%	3.90%	8/3/2022	1,482,559	1,479,227	1,486,532
HUB International Limited	Insurance	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.84%	10/2/2022	215	215	216
Husky Injection Molding Systems Ltd.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	6/30/2021	402,099	400,605	402,855
Hyland Software, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.75%	4.90%	7/1/2022	994,987	992,624	1,001,624
Hyperion Refinance T/L	Insurance	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	12/20/2024	2,000,000	1,990,289	2,017,000
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/28/2024	1,682,535	1,665,834	1,693,051
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	10/29/2021	3,423,936	3,405,707	3,459,613
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	5.15%	5/1/2024	497,500	492,933	499,520
IRB Holding Corp.	Food Service	Term Loan B	Loan	2M USD LIBOR + 3.25%	1.00%	4.94%	2/5/2025	500,000	498,913	504,645
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term B-1 Loan Retired 03/05/2014	Loan	3M USD LIBOR + 3.22%	1.00%	4.91%	3/5/2021	830,284	830,284	573,676
J.Jill Group, Inc.	Retailers (Except Food & Drug)	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.77%	5/9/2022	872,065	869,192	863,344
Kinetic Concepts, Inc.	Healthcare	Term Loan F-1	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	2/2/2024	2,388,000	2,377,873	2,393,373
Koosharem, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.19%	5/15/2020	2,905,150	2,893,037	2,865,204
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.59%	12/16/2024	1,847,826	1,843,674	1,868,041
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.03%	11/25/2022	2,700,436	2,656,597	2,693,685
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	12/1/2023	495,000	493,040	499,950
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.09%	11/21/2024	1,000,000	990,210	1,005,000
Lighthouse Network	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	11/29/2024	1,000,000	995,138	1,009,380
Lightstone Generation	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	912,971	912,971	918,047
Lightstone Generation	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	57,971	57,971	58,293
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	7/15/2024	487,500	482,947	488,719
LPL Holdings, Inc.	Financial Intermediaries	Term Loan B (2022)	Loan	3M USD LIBOR + 2.25%	0.00%	3.89%	9/23/2024	1,741,261	1,737,339	1,743,977
Mayfield Holdings T/L (FeeCo)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.15%	1/31/2025	500,000	497,500	501,250
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	9/30/2024	2,245,000	2,225,301	2,255,821
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	5/4/2022	985,000	981,596	969,693
Meredith Corporation	Publishing	Term Loan B	Loan	3M USD LIBOR + 3.00%	0.00%	4.66%	1/31/2025	1,000,000	997,611	1,005,470
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B1	Loan	3M USD LIBOR + 2.75%	1.00%	4.40%	1/30/2023	2,658,469	2,646,849	2,669,927
Micro Holding Corporation	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.34%	9/13/2024	1,471,995	1,466,585	1,471,627
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR + 2.75%	1.00%	4.44%	8/18/2021	241,931	241,246	242,838
Midwest Physician Administrative Services LLC	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	0.75%	4.35%	8/15/2024	997,500	992,551	995,635
Milk Specialties Company	Food Products	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	8/16/2023	987,500	979,118	988,734
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	8/20/2021	1,583,528	1,578,798	1,592,443
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	500,000	498,823	503,440
Navistar, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.08%	11/6/2024	2,000,000	1,990,461	2,005,620
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	2/7/2025	500,000	498,814	500,625
New Media Holdings II T/L (NEW)	Radio & Television	Term Loan	Loan	2M USD LIBOR + 6.25%	1.00%	7.90%	6/4/2020	5,631,193	5,606,694	5,655,858
New Millennium Holdco, Inc.	Drugs	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.15%	12/21/2020	1,910,035	1,806,090	649,412
Novetta Solutions	Aerospace & Defense	Term Loan (200MM)	Loan	3M USD LIBOR + 5.00%	1.00%	6.70%	10/16/2022	1,960,000	1,946,082	1,890,792
Novetta Solutions	Aerospace & Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR + 8.50%	1.00%	10.20%	10/16/2023	1,000,000	992,243	890,000
NPC International, Inc.	Food Service	Term Loan (2013)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	4/19/2024	497,500	496,902	501,644
NXT Capital T/L (11/16)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	11/23/2022	1,238,120	1,233,635	1,256,692
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 7.00%	1.00%	8.58%	11/8/2022	2,500,000	2,430,480	2,527,500
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	6/7/2019	3,037,274	3,033,839	3,049,939
OpenLink International, LLC	Financial Intermediaries	Term B Loan	Loan	3M USD LIBOR + 6.50%	1.25%	8.27%	7/29/2019	2,883,152	2,881,467	2,886,756
P.F. Chang’s China Bistro, Inc.	Food Service	Term B Loan	Loan	6M USD LIBOR + 5.00%	1.00%	6.51%	9/1/2022	1,995,000	1,978,916	1,962,581
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment & Services	Term Loan (First Lien)	Loan	6M USD LIBOR + 4.00%	1.00%	5.80%	10/30/2020	955,558	953,277	943,614
Peraton	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.95%	4/29/2024	1,990,000	1,980,795	2,007,413
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food & Drug)	Term Loan B1	Loan	2M USD LIBOR + 3.00%	1.00%	4.57%	3/11/2022	972,500	968,851	792,344
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.90%	9/29/2020	2,754,229	2,743,573	2,664,717
PI US HOLDCO II T/L (PAYSAFE)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.17%	12/20/2024	1,000,000	995,000	1,002,080
Pike Corporation	Conglomerates	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	497,503	495,186	501,443
Ping Identity Corporation	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.37%	1/24/2025	500,000	497,525	501,875
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.00%	0.75%	4.65%	3/31/2021	2,368,358	2,363,020	2,392,042
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.45%	10/14/2024	997,500	992,752	1,002,986
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.90%	9/27/2023	1,508,167	1,490,507	1,513,506
PrePaid Legal Services, Inc.	Conglomerates	Term Loan B	Loan	3M USD LIBOR + 5.25%	1.25%	6.90%	7/1/2019	2,944,950	2,947,124	2,948,631
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	4.45%	2/2/2024	1,882,977	1,837,433	1,887,289
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	1/26/2024	428,171	427,260	430,543
Prime Security Services (Protection One)	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	5/2/2022	1,970,162	1,961,794	1,985,825
Project Accelerate	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	1/2/2025	2,000,000	1,990,187	2,020,000
Project Leopard Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.78%	7/7/2023	498,750	497,506	500,466
Prometric	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.77%	1/29/2025	500,000	497,522	503,750
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.79%	11/3/2023	498,747	497,557	500,059
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	5/2/2024	1,492,500	1,492,500	1,498,097
Ranpak Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	10/1/2021	906,723	904,457	910,694
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.65%	11/8/2024	997,500	987,986	1,003,525
Research Now Group, Inc	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.13%	12/20/2024	3,000,000	2,853,582	2,966,250
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	4/29/2022	722,738	722,738	732,676
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	2/3/2023	1,743,523	1,743,523	1,750,968
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 7.50%	1.00%	9.15%	3/31/2023	496,250	489,372	468,956
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	2/14/2025	1,000,000	997,500	1,008,750
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electrical	Tranche B-3 Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	4.15%	7/2/2021	1,447,500	1,443,827	1,455,418
Russell Investment Management T/L B	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	6/1/2023	2,217,487	2,120,560	2,229,129
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B1	Loan	1M USD LIBOR + 2.50%	0.00%	4.19%	7/5/2024	1,000,000	995,387	996,670
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	997,500	992,929	1,002,069
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	3/27/2021	962,500	960,161	943,250
SCS Holdings (Sirius Computer)	Business Equipment & Services	Term Loan (First Lien)	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/31/2022	2,266,208	2,236,571	2,282,253
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.69%	2/21/2021	967,254	925,524	835,224
SG Acquisition, Inc. (Safe Guard)	Insurance	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	3/29/2024	1,892,500	1,875,697	1,892,500
Shearers Foods LLC	Food Products	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.94%	1.00%	5.63%	6/30/2021	967,500	966,193	972,947
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	7.25%	9/18/2021	1,955,000	1,942,489	1,955,978
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Surface Transport	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	5.48%	2/2/2024	1,989,987	1,988,148	1,990,823
Sonneborn, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	205,858	205,602	206,887
Sonneborn, LLC	Chemicals & Plastics	Initial US Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	1,166,529	1,165,079	1,172,362
Sophia, L.P.	Conglomerates	Term Loan (Closing Date)	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	9/30/2022	1,905,528	1,897,798	1,907,376
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	2M USD LIBOR + 3.25%	1.00%	4.88%	3/15/2024	2,417,405	2,398,260	2,432,514
SS&C Technologies	Business Equipment & Services	Term Loan B3	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	737,000	735,158	740,228
SS&C Technologies	Business Equipment & Services	Term Loan B4	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	263,000	262,343	264,152
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.79%	8/15/2024	1,995,000	1,990,091	1,981,294
Steak ‘n Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	3/19/2021	844,991	840,948	737,255
Sybil Software LLC	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 2.75%	1.00%	4.44%	9/29/2023	950,777	946,662	956,177
Syncsort, Inc.	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	8/16/2024	1,995,000	1,975,954	1,995,618
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	9/30/2024	2,000,000	1,997,922	1,991,260
Townsquare Media, Inc.	Radio & Television	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	4/1/2022	911,712	908,025	913,991
TransDigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.10%	8/22/2024	4,190,095	4,197,662	4,205,808
Travel Leaders Group, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	6.35%	1/25/2024	1,985,025	1,976,475	2,007,357
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	6/21/2024	2,992,500	2,978,644	2,999,981
TRICO Group	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.48%	2/2/2024	3,000,000	2,940,000	2,996,250
Truck Hero, Inc. (Tectum Holdings)	Surface Transport	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.64%	4/22/2024	2,987,494	2,964,391	3,001,505
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.54%	4/13/2023	493,763	486,986	498,701
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.83%	7/10/2020	785,346	786,226	792,218
Univar Inc.	Chemicals & Plastics	Term B Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	7/1/2024	2,546,644	2,534,633	2,558,919
Uniti Group, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/24/2022	1,950,362	1,940,540	1,881,280
Univision Communications Inc.	Radio & Television	Replacement First-Lien Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	3/15/2024	2,854,711	2,838,791	2,818,627
UOS, LLC (Utility One Source)	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.15%	4/18/2023	597,249	595,209	613,673
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.09%	1/15/2026	1,000,000	998,817	998,750
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	1M USD LIBOR + 3.50%	0.75%	5.08%	4/1/2022	848,566	848,566	858,019
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 2.50%	0.75%	4.09%	6/3/2024	497,500	495,337	499,366
Vizient Inc.	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	2/13/2023	313,725	306,705	315,686
Washington Inventory Service	Business Equipment & Services	U.S. Term Loan (First Lien)	Loan	3M USD LIBOR + 6.00%	0.00%	7.52%	6/8/2020	1,111,056	1,122,315	833,292
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	1M USD LIBOR + 4.75%	0.75%	6.33%	11/29/2024	2,000,000	1,960,950	2,022,500
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/30/2023	2,488,747	2,472,078	2,505,870
Western Digital Corporation	Electronics/Electrical	Term Loan B (USD)	Loan	1M USD LIBOR + 2.00%	0.75%	3.60%	4/28/2023	1,309,443	1,272,149	1,315,335
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR + 4.00%	0.75%	5.59%	3/29/2021	886,317	879,389	835,354
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	8/5/2024	997,500	997,055	997,500
Xerox Business Services T/L B (Conduent)	Business Equipment & Services	Term Loan	Loan	2M USD LIBOR + 3.00%	0.00%	4.65%	12/7/2023	742,500	731,992	748,069
ZEP, Inc.	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.77%	8/12/2024	2,493,750	2,482,111	2,508,289
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.90%	8/16/2023	992,500	988,063	991,885

									$311,457,573	$305,830,303

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								5,769,820	$5,769,820	$5,769,820

Total cash and cash equivalents								5,769,820	$5,769,820	$5,769,820

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

For the three months ended August 31, 2018 and August 31, 2017, the Company incurred $1.6 million and $1.5 million in base management fees, respectively. For the three months ended August 31, 2018 and August 31, 2017, the Company incurred $1.2 million and $0.9 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2018 and August 31, 2017, the Company accrued a reduction of $0.4 million and an increase of $0.8 million in incentive fees related to capital gains. For the six months ended August 31, 2018 and August 31, 2017, the Company incurred $3.2 million and $2.9 million in base management fees, respectively. For the six months ended August 31, 2018 and August 31, 2017, the Company incurred $2.2 million and $1.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2018 and August 31, 2017, the Company accrued a reduction of $0.3 million and an increase of $0.2 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2018, the base management fees accrual was $1.7 million and the incentive fees accrual was $4.2 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2018 and August 31, 2017, we recognized $0.5 million and $0.4 million, in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2018 and August 31, 2017, we recognized $0.9 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2018, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the six months ended August 31, 2018 and August 31, 2017, the Company neither bought nor sold any investments from the Saratoga CLO.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the three and six months ended August 31, 2018, the Company recognized interest income of $0.1 million related to the CLO 2013-1 Warehouse Loan, with an unsecured loan balance of $10.0 million as of August 31, 2018.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 250.9% as of August 31, 2018 and 293.0% as of February 28, 2018. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

As of August 31, 2018 and February 28, 2018, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended August 31, 2018 and August 31, 2017, we recorded $0.2 million and $0.4 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2018 and August 31, 2017, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2018 the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.94%, and the average dollar amount of outstanding borrowings under the Credit Facility was $2.3 million. During the three months ended August 31, 2017 the weighted average interest rate on the outstanding borrowings under the Credit Facility was 5.92%, and the average dollar amount of outstanding borrowings under the Credit Facility was $21.3 million.

For the six months ended August 31, 2018 and August 31, 2017, we recorded $0.3 million and $0.5 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2018 and August 31, 2017, we recorded $0.05 million and $0.04 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2018 the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.94%, and the average dollar amount of outstanding borrowings under the Credit Facility was $1.2 million. During the six months ended August 31, 2017 the weighted average interest rate on the outstanding borrowings under the Credit Facility was 5.94%, and the average dollar amount of outstanding borrowings under the Credit Facility was $10.9 million.

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

Our borrowing base under the Credit Facility was $36.5 million subject to the Credit Facility cap of $45.0 million at August 31, 2018. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2018 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2018. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of August 31, 2018, we have funded SBIC LP with $75.0 million of equity capital, and have $150.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of August 31, 2018 and February 28, 2018, there was $150.0 million and $137.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage. $5.0 million of financing costs related to the SBA debentures, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2018 and August 31, 2017, we recorded $1.2 million and $1.0 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2018 and August 31, 2017, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2018 and August 31, 2017 on the outstanding borrowings of the SBA debentures was 3.18% and 3.06%, respectively. During the three months ended August 31, 2018 and August 31, 2017, the average dollar amount of SBA debentures outstanding was $146.3 million and $134.7 million, respectively.

For the six months ended August 31, 2018 and August 31, 2017, we recorded $2.3 million and $2.0 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2018 and August 31, 2017, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2018 and August 31, 2017 on the outstanding borrowings of the SBA debentures was 3.17% and 3.11%, respectively. During the six months ended August 31, 2018 and August 31, 2017, the average dollar amount of SBA debentures outstanding was $142.0 million and $124.4 million, respectively.

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

On September 27, 2018, the SBA issued a “green light” letter inviting us to file a formal license application for a second SBIC license. If approved, the additional SBIC license would provide the Company with an incremental source of long-term capital by permitting us to issue, subject to SBA approval, up to $175.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the Company’s first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.

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

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023 and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. As of August 31, 2018, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of August 31, 2018, $1.5 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

As of August 31, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $77.7 million, respectively. As of August 31, 2018, the carrying amount and fair value of the 2025 Notes was $40.0 million and $40.5 million, respectively. As of February 28, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.5 million, respectively. The fair value of both the 2023 and 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the three months ended August 31, 2018 and August 31, 2017, we recorded $1.3 million and $1.3 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing cost related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2018 and August 31, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the six months ended August 31, 2018 and August 31, 2017, we recorded $2.5 million and $2.5 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing cost realized to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2018 and August 31, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the three and six months ended August 31, 2018, we recorded $0.03 million of interest expense and $0.00 million of amortization of deferred financing cost related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three and six months ended August 31, 2018, the average dollar amount of 2025 Notes outstanding was $1.8 million and $0.9 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$264,451	$—	$—	$40,000	$224,451

Off-balance sheet arrangements

As of August 31, 2018 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $16.9 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	August 31, 2018	February 28, 2018
CLO 2013-1 Warehouse Loan	$10,000	$—
GreyHeller LLC	2,000	2,000
Destiny Solutions, Inc.	1,500	—
Pathway Partners Vet Management Company LLC	1,369	917
Omatic Software, LLC	1,000	—
Axiom Purchaser, Inc.	1,000	—
CLEO Communications Holding, LLC	—	2,000

Total	$16,869	$4,917

Note 8. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2018 and August 31, 2017, we incurred $0.08 million and $0.06 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2018 and August 31, 2017, we incurred $0.2 million and $0.1 million for directors’ fees and expenses, respectively. As of August 31, 2018 and February 28, 2018, $0.08 million and $0.04 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2018, we had not issued any common stock to our directors as compensation for their services.

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

On May 30, 2018, the Company declared a dividend of $0.51 per share payable on June 27, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2018, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

On July 13, 2018, the Company issued 1,150,000 shares of its common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of its common stock, which was not exercised.

Note 10. Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and six months ended August 31, 2018 and August 31, 2017 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net increase in net assets resulting from operations	$3,143	$6,870	$6,985	$7,884
Weighted average common shares outstanding	6,915,966	5,955,251	6,597,324	5,908,453
Weighted average earnings per common share	$0.45	$1.15	$1.06	$1.33

Note 11. Dividend

On May 30, 2018, the Company declared a dividend of $0.51 per share, which was paid on June 27, 2018, to common stockholders of record as of June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the six months ended August 31, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 30, 2018	June 15, 2018	June 27, 2018	$0.51	$3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$1.01	$6,333

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

The following table summarizes dividends declared for the six months ended August 31, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share*	Total Amount
May 30, 2017	June 15, 2017	June 27, 2017	$0.47	$2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666

Total dividends declared			$0.93	$5,458

*	Amount per share is calculated based on the number of shares outstanding at the date of declaration.

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2018 and August 31, 2017:

	August 31, 2018	August 31, 2017
Per share data
Net asset value at beginning of period	$22.96	$21.97
Adoption of ASC 606	(0.01)	—

Net asset value at beginning of period, as adjusted	22.95	21.97
Net investment income(1)	1.38	1.08
Net realized and unrealized gain and losses on investments(1)	(0.32)	0.25

Net increase in net assets resulting from operations	1.06	1.33
Distributions declared from net investment income	(1.01)	(0.93)

Total distributions to stockholders	(1.01)	(0.93)
Issuance of common stock above net asset value(2)	0.16	—

Net asset value at end of period	$23.16	$22.37

Net assets at end of period	$172,658,027	$133,459,608
Shares outstanding at end of period	7,453,947	5,967,272
Per share market value at end of period	$24.85	$21.95
Total return based on market value(3)(4)	19.04%	0.92%
Total return based on net asset value(3)(5)	5.63%	6.45%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	12.69%	11.27%
Expenses:
Ratio of operating expenses to average net assets(7)	6.90%	7.99%
Ratio of incentive management fees to average net assets(3)	1.23%	1.46%
Ratio of interest and debt financing expenses to average net assets(7)	7.21%	8.43%

Ratio of total expenses to average net assets(6)	15.34%	17.88%
Portfolio turnover rate(3)(8)	10.44%	14.21%
Asset coverage ratio per unit(9)	2,509	2,580
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	$25.81	$26.09
2025 Notes	$25.08	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)

The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(3)	Ratios are not annualized.
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

On August 28, 2018, the Company declared a dividend of $0.52 per share payable on September 27, 2018, to common stockholders of record on September 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these tells or other comparable terminology.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

On July 13, 2018, the Company issued 1,150,000 shares of its common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of its common stock, which was not exercised.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of August 31, 2018, $1.5 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was initially refinanced in October 2013 and its reinvestment period ended in October 2016. On November 15, 2016, we completed the second refinancing of the Saratoga CLO. The Saratoga CLO refinancing, among other things, extended its reinvestment period to October 2018, and extended its legal maturity date to October 2025. Following the refinancing, the Saratoga CLO portfolio remained at the same size and with a similar capital structure of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we also purchased $4.5 million in aggregate principal amount of the Class F notes tranche of the Saratoga CLO at par, with a coupon of LIBOR plus 8.5%.

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

New Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In March 2017, FASB issued ASU 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	As of August 31, 2018	As of February 28, 2018
	($ in millions)
Number of investments(1)	65	55
Average investment size(1)	$5.9	$6.0
Number of portfolio companies(2)	35	30
Average investment per portfolio company(2)	$10.7	$10.9
Weighted average maturity(3)	3.4yrs	3.5yrs
Number of industries	10	10
Non-performing or delinquent investments (fair value)	$4.4	$9.5
Fixed rate debt (% of interest earning portfolio)(3)	$63.9(18.5%)	$82.5(26.5%)
Fixed rate debt (weighted average current coupon)(3)	11.8%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$280.9(81.5%)	$229.3(73.5%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.7%	8.8%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended August 31, 2018, we invested $51.7 million in new or existing portfolio companies and had $1.1 million in aggregate amount of exits and repayments resulting in net investments of $50.6 million for the period. During the three months ended August 31, 2017, we invested $36.7 million in new or existing portfolio companies and had $37.9 million in aggregate amount of exits and repayments resulting in net exits and repayments of $1.2 million for the period.

During the six months ended August 31, 2018, we invested $86.9 million in new or existing portfolio companies and had $37.5 million in aggregate amount of exits and repayments resulting in net investments of $49.4 million for the period. During the six months ended August 31, 2017, we invested $81.7 million in new or existing portfolio companies and had $43.8 million in aggregate amount of exits and repayments resulting in net investments of $37.9 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2018 and February 28, 2018 at fair value was as follows:

	August 31, 2018		February 28, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	—%	—%	1.2%	5.9%
First lien term loans	58.0	11.0	57.6	11.1
Second lien term loans	25.5	12.0	27.7	11.9
Unsecured term loans	3.1	9.6	—	—
Structured finance securities	4.3	17.6	4.8	21.2
Equity interests	9.1	3.1	8.7	3.6

Total	100.0%	10.8%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at August 31, 2018 and February 28, 2018, was composed of $347.8 million and $310.4 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. At August 31, 2018, $336.4 million or 98.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.05 million. At February 28, 2018, $299.6 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the three and six months ended August 31, 2018, the Company recognized interest income of $0.1 million related to the CLO 2013-1 Warehouse Loan, with an unsecured loan balance of $10.0 million as of August 31, 2018.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2018 and February 28, 2018 was as follows:

Saratoga Investment Corp.

	August 31, 2018		February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$342,665	87.3%	$291,509	85.0%
Yellow	2,152	0.5	9,522	2.8
Red	6	0.0	8	0.0
N/A(1)	48,064	12.2	41,655	12.2

Total	$392,887	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.8 million as of February 28, 2018 to $0.4 million as of August 31, 2018 was primarily related to the sale and restructuring of TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at August 31, 2018 and February 28, 2018 was as follows:

Saratoga CLO

	At August 31, 2018		At February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$312,256	91.2%	$275,412	90.1%
Yellow	24,148	7.0	24,230	7.9
Red	6,235	1.8	6,181	2.0
N/A(1)	7	0.0	7	0.0

Total	$342,646	100.0%	$305,830	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2018 and February 28, 2018:

Saratoga Investment Corp.

	August 31, 2018		February 28, 2018
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$246,354	62.7%	$190,886	55.7%
Healthcare Services	51,294	13.1	44,179	12.9
Structured Finance Securities(1)	26,839	6.8	16,374	4.8
Education	26,826	6.8	26,778	7.8
Media	18,962	4.8	18,159	5.3
Building Products	14,494	3.7	14,850	4.3
Metals	2,725	0.7	4,313	1.3
Consumer Services	2,680	0.7	17,199	5.0
Food and Beverage	2,152	0.6	9,522	2.8
Consumer Products	561	0.1	434	0.1

Total	$392,887	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO and CLO 2013-1 Warehouse Loan.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2018 and February 28, 2018:

Saratoga CLO

	August 31, 2018		February 28, 2018*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Equipment & Services	$45,863	13.4%	$42,542	13.9%
Financial Intermediaries	31,956	9.3	22,841	7.5
Electronics/Electrical	26,784	7.8	23,373	7.6
Healthcare	25,288	7.4	23,336	7.6
Telecommunications	22,849	6.7	21,244	6.9
Retailers (Except Food & Drug)	20,708	6.0	16,845	5.5
Food Products	13,135	3.8	8,680	2.8
Chemicals & Plastics	11,983	3.5	13,883	4.5
Building & Development	11,932	3.5	4,855	1.6
Aerospace & Defense	11,468	3.3	10,632	3.5
Leisure Goods/Activities/Movies	11,014	3.2	11,244	3.7
Radio & Television	9,578	2.8	9,774	3.2
Surface Transport	9,455	2.8	7,496	2.5
Automotive	8,539	2.5	9,134	3.0
Publishing	8,509	2.5	7,792	2.5
Containers & Glass Products	8,506	2.5	5,494	1.8
Conglomerates	8,355	2.4	13,585	4.4
Drugs	7,687	2.2	8,164	2.7
Insurance	7,284	2.1	3,910	1.3
Ecological Services & Equipment	6,728	2.0	5,790	1.9
Industrial Equipment	5,951	1.7	8,040	2.6
Cable & Satellite Television	5,843	1.7	6,021	2.0
Food Service	5,650	1.7	5,729	1.9
Utilities	4,127	1.2	2,882	0.9
Property & Casualty Insurance	3,795	1.1	3,901	1.3
Food/Drug Retailers	2,005	0.6	1,898	0.6
Lodging & Casinos	1,715	0.5	1,798	0.7
Equipment Leasing	1,596	0.5	1,607	0.5
Nonferrous Metals/Minerals	1,488	0.4	503	0.2
Home Furnishings	999	0.3	998	0.3
Forest Products	996	0.3	1,004	0.3
Oil & Gas	860	0.3	835	0.3

Total	$342,646	100.0%	$305,830	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2018 and February 28, 2018. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2018		February 28, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$155,634	39.6%	$155,240	45.3%
Midwest	100,708	25.6	101,604	29.6
Southwest	45,976	11.7	21,855	6.4
Northeast	37,460	9.6	35,234	10.3
West	8,677	2.2	4,540	1.3
Northwest	8,179	2.1	7,847	2.3
Other(1)	36,253	9.2	16,374	4.8

Total	$392,887	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO, CLO 2013-1 Warehouse Loan and foreign investments.

Results of operations

Operating results for the three and six months ended August 31, 2018 and August 31, 2017 was as follows:

	For the three months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Total investment income	$11,403	$10,254
Total operating expenses	6,258	7,363

Net investment income	5,145	2,891
Net realized gains (losses) from investments	0	(5,775)
Net change in unrealized appreciation (depreciation) on investments	(2,154)	9,754
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	152	—

Net increase in net assets resulting from operations	$3,143	$6,870

	For the six months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Total investment income	$21,891	$18,961
Total operating expenses	12,819	12,566

Net investment income	9,072	6,395
Net realized gains (losses) from investments	212	(5,679)
Net change in unrealized appreciation (depreciation) on investments	(1,511)	7,168
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(788)	—

Net increase in net assets resulting from operations	$6,985	$7,884

Investment income

The composition of our investment income for three and six months ended August 31, 2018 and August 31, 2017 was as follows:

	For the three months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Interest from investments	$10,315	$9,187
Management fee income	364	376
Incentive fee income	147	162
Interest from cash and cash equivalents and other income	577	529

Total investment income	$11,403	$10,254

	For the six months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Interest from investments	$19,922	$16,927
Management fee income	749	752
Incentive fee income	346	268
Interest from cash and cash equivalents and other income	874	1,014

Total investment income	$21,891	$18,961

For the three months ended August 31, 2018, total investment income increased $1.1 million, or 11.2% to $11.4 million from $10.3 million for the three months ended August 31, 2017. Interest from investments increased $1.1 million, or 12.3%, to $10.3 million for the three months ended August 31, 2018 from $9.2 million for the three months ended August 31, 2017. The increase is attributable to an 18.0% increase in total investments to $392.9 million at August 31, 2018 from $333.0 million at August 31, 2017.

For the six months ended August 31, 2018, total investment income increased $2.9 million, or 15.5% to $21.9 million from $19.0 million for the six months ended August 31, 2017. Interest from investments increased $3.0 million, or 17.7% to $19.9 million for the six months ended August 31, 2018 from $16.9 million for the six months ended August 31, 2017. The increase is attributable to an 18.0% increase in total investments to $392.9 million at August 31, 2018 from $333.0 million at August 31, 2017.

For the three months ended August 31, 2018 and August 31, 2017, total PIK income was $0.8 million and $0.5 million, respectively. For the six months ended August 31, 2018 and August 31, 2017, total PIK income was $1.6 million and $1.0 million, respectively. Both the three and six month increases in PIK income can be attributed to the increase in PIK income generated by Easy Ice, LLC.

For the three months ended August 31, 2018 and August 31, 2017, incentive fee income of $0.1 million and $0.2 million, respectively, was recognized related to the Saratoga CLO. For the six months ended August 31, 2018 and August 31, 2017, incentive fee income of $0.3 million and $0.3 million, respectively, was recognized related to the Saratoga CLO. These amounts reflect that the 12.0% hurdle rate that has been achieved. Incentive fee income is calculated on a systematic basis based on the returns of the Saratoga CLO. Increases and decreases in incentive fee income across comparable periods are directly attributable to the performance of the Saratoga CLO during those periods.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2018 and August 31, 2017 was as follows:

	For the three months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Interest and debt financing expenses	$2,866	$2,963
Base management fees	1,646	1,482
Incentive management fees	807	1,710
Professional fees	468	407
Administrator expenses	459	396
Insurance	64	66
Directors fees and expenses	75	60
General and administrative and other expenses	215	294
Income tax benefit	(342)	—
Excise tax credit	—	(15)

Total operating expenses	$6,258	$7,363

	For the six months ended
	August 31, 2018	August 31, 2017
	($ in thousands)
Interest and debt financing expenses	$5,589	$5,486
Base management fees	3,178	2,873
Incentive management fees	1,880	1,886
Professional fees	1,011	792
Administrator expenses	896	771
Insurance	128	132
Directors fees and expenses	171	111
General and administrative and other expenses	575	530
Income tax benefit	(609)	—
Excise tax credit	0	(15)

Total operating expenses	$12,819	$12,566

For the three months ended August 31, 2018, total operating expenses decreased $1.1 million, or 15.0% compared to the three months ended August 31, 2017. For the six months ended August 31, 2018, total operating expenses increased $0.3 million, or 2.0% compared to the six months ended August 31, 2017.

For the three months ended August 31, 2018, interest and debt financing expenses decreased $0.1 million, or 3.3% compared to the three months ended August 31, 2017. For the six months ended August 31, 2018, interest and debt financing expenses increased $0.1 million, or 1.9% compared to the six months ended August 31, 2017. Interest and debt financing expenses remained relatively unchanged as increased SBA debentures were offset by decreased revolving credit facility drawdowns. The 2025 Notes are outstanding as of August 31, 2018, but were issued at the end of the period.

For the three months ended August 31, 2018, base management fees increased $0.2 million, or 11.1% compared to the three months ended August 31, 2017. The increase in base management fees results from the 11.1% increase in the average value of our total assets, less cash and cash equivalents, from $335.9 million for the three months ended August 31, 2017 to $373.1 million for the three months ended August 31, 2018. For the six months ended August 31, 2018, base management fees increased $0.3 million, or 10.6% compared to the six months ended August 31, 2017. The increase in base management fees results from the 10.6% increase in the average value of our total assets, less cash and cash equivalents, from $325.6 million for the six months ended August 31, 2017 to $360.3 million for the six months ended August 31, 2018.

For the three months ended August 31, 2018, incentive management fees decreased $0.9 million, or 52.8%, compared to the three months ended August 31, 2017. The first part of the incentive management fees increased during the three months ended August 31, 2018 compared to the three months ended August 31, 2017 from $0.9 million to $1.2 million as higher average total assets led to increased net investment income. The second part of the incentive management fees related to capital gains decreased during the three months ended August 31, 2018 compared to the three months ended August 31, 2017 from a $0.8 million expense to a $0.4 million benefit, reflecting net realized gains and net unrealized depreciation during the applicable periods.

For the six months ended August 31, 2018, incentive management fees was relatively unchanged, compared to the six months ended August 31, 2017. The first part of the incentive management fees increased during the six months ended August 31, 2018 compared to the six months ended August 31, 2017 from $1.7 million to $2.2 million as higher average total assets led to increased net investment income. The second part of the incentive management fees related to capital gains decreased during the six months ended August 31, 2018 compared to the six months ended August 31, 2017 from a $0.2 million expense to a $0.3 million benefit, reflecting net realized gains and net unrealized depreciation during the applicable periods.

For the three and six months ended August 31, 2018, professional fees increased $0.1 million, or 14.9%, and increased $0.2 million, or 27.7%, respectively, compared to the three and six months ended August 31, 2017. These increases are primarily attributable to increased legal, valuation and accounting fees, including additional costs related to our Sarbanes-Oxley implementation.

For the three months ended August 31, 2018, administrator expenses increased $0.1 million, or 15.8%, compared to the three months ended August 31, 2017. For the six months ended August 31, 2018, administrator expenses increased $0.1 million, or 16.2% compared to the six months ended August 31, 2017. These increases during the period are primarily attributable to an increase to the cap on the payment or reimbursement of expenses by the Company to $2.0 million, effective August 1, 2018.

For the three and six months ended August 31, 2018, there were income tax benefits of $0.3 million and $0.6 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2018, the Company had $1.1 million of sales, repayments, exits or restructurings. For the six months ended August 31, 2018, the Company had $37.5 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. The most significant realized gains (losses) during the six months ended August 31, 2018 was as follows (dollars in thousands):

Six Months ended August 31, 2018

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Take 5 Oil Change, L.L.C.	Equity Interests	$319	$—	$319
TM Restaurant Group L.L.C.	First Lien Term Loan	11,124	11,231	(107)

For the three months ended August 31, 2017, the Company had $37.9 million sales, repayments, exits or restructurings resulting in $5.8 million of net realized losses. For the six months ended August 31, 2017, the Company had $43.8 million of sales, repayments, exits or restructurings resulting in $5.7 million of net realized losses. The most significant realized gains (losses) during the six months ended August 31, 2017 were as follows (dollars in thousands):

Six Months ended August 31, 2017

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
My Alarm Center, LLC	Second Lien Term Loan	$2,617	$10,330	$(7,713)
Mercury Funding, LLC	Equity Interests	2,631	858	1,773

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended August 31, 2018, our investments had a net change in unrealized depreciation of $2.2 million versus a net change in unrealized appreciation of $9.8 million for the three months ended August 31, 2017. For the six months ended August 31, 2018, our investments had a net change in unrealized depreciation of $1.5 million versus a net change in unrealized appreciation of $7.2 million for the six months ended August 31, 2017. The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2018 were the following (dollars in thousands):

Six Months ended August 31, 2018

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Censis Technologies, Inc.	Equity Interests	$999	$2,083	$1,084	$505
Elyria Foundry, L.L.C.	Second Lien Term Loan & Equity Interests	10,634	2,726	(7,908)	(1,657)
HMN Holdco, LLC	Equity Interests	500	5,609	5,109	638
My Alarm Center, LLC	Equity Interests	4,155	2,680	(1,475)	(1,188)
Ohio Medical LLC	Second Lien Term Loan & Equity Interests	7,757	6,441	(1,316)	(440)

The $0.5 million net change in unrealized appreciation in our investment in Censis Technologies, Inc. was driven by a continued increase in the scale and earnings of the business.

The $1.7 million net change in unrealized depreciation in our investment in Elyria Foundry, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

The $0.6 million net change in unrealized appreciation in our investment in HMN Holdco, LLC was driven by a continued increase in the earnings of the business.

The $1.2 million net change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by the issuance of new securities senior to existing investments.

The $0.4 million net change in unrealized depreciation in our investment in Ohio Medical LLC was driven by a continued decrease in the earnings of the business.

The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2017 were the following (dollars in thousands):

Six Months ended August 31, 2017

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
My Alarm Center, LLC	Second Lien Term Loan	$—	$—	$—	$2,298
Easy Ice, LLC	Equity Interests	8,124	10,212	2,088	2,088
Saratoga Investments Corp. CLO 2013-1 Ltd.	Structured Finance Securities	9,322	12,038	2,716	2,085
Elyria Foundry Company, L.L.C.	Equity Interests	9,685	2,672	(7,013)	1,791
Mercury Funding, LLC	Equity Interests	—	—	—	(653)

The $2.3 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the six months.

The $2.1 million net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

The $2.1 million net change in unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1 Ltd. was driven by continued improved performance of the Saratoga CLO.

The $1.8 million net change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by an increase in oil and gas markets since year-end, positively impacting the Company’s performance.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

Changes in net assets resulting from operations

For the three months ended August 31, 2018 and August 31, 2017, we recorded a net increase in net assets resulting from operations of $3.1 million and $6.9 million, respectively. Based on 6,915,966 weighted average common shares outstanding during the three month period ending August 31, 2018, our per share net increase in net assets resulting from operations was $0.45 for the three months ended August 31, 2018. This compares to a per share net increase in net assets resulting from operations of $1.15 for the three months ended August 31, 2017 based on 5,955,251 weighted average common shares outstanding for the three months ended August 31, 2017.

For the six months ended August 31, 2018 and August 31, 2017, we recorded a net increase in net assets resulting from operations of $7.0 million and $7.9 million, respectively. Based on 6,597,324 weighted average common shares outstanding during the six month period ending August 31, 2018, our per share net increase in net assets resulting from operations was $1.06 for the six months ended August 31, 2018. This compares to a per share net increase in net assets resulting from operations of $1.33 for the six months ended August 31, 2017 based on 5,908,453 weighted average common shares outstanding for the six months ended August 31, 2017.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 250.9% as of August 31, 2018 and 293.0% as of February 28, 2018. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of August 31, 2018 and February 28, 2018, there were no outstanding borrowings under the Credit Facility. Our borrowing base under the Credit Facility was $36.5 million at August 31, 2018 and $27.4 million at February 28, 2018. We had $150.0 million and $137.7 million of SBA-guaranteed debentures (which are discussed below) outstanding at August 31, 2018 and February 28, 2018, respectively. In addition, we had $114.5 million and $74.5 million of unsecured notes (see discussion below) outstanding at August 31, 2018 and February 28, 2018, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 250.9% as of August 31, 2018 and 293.0% as of February 28, 2018.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of August 31, 2018, our SBIC subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding.

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

On September 27, 2018, the SBA issued a “green light” letter inviting us to file a formal license application for a second SBIC license. If approved, the additional SBIC license would provide the Company with an incremental source of long-term capital by permitting us to issue, subject to SBA approval, up to $175.0 million of additional SBA-guaranteed debentures in addition to the $150.0 million already approved under the Company’s first license. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of August 31, 2018, $1.5 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

At August 31, 2018 and February 28, 2018, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2018		February 28, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$37,409	8.6%	$3,928	1.1%
Cash and cash equivalents, reserve accounts	5,843	1.3	9,850	2.8
Syndicated loans	—	—	4,106	1.1
First lien term loans	227,887	52.2	197,359	55.4
Second lien term loans	100,302	23.0	95,075	26.7
Unsecured term loans	12,139	2.8	—	—
Structured finance securities	16,852	3.9	16,374	4.6
Equity interests	35,707	8.2	29,780	8.3

Total	$436,139	100.0%	$356,472	100.0%

On July 13, 2018, the Company issued 1,150,000 shares of its common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of its common stock, which was not exercised.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of August 31, 2018, the Company sold 348,123 shares for gross proceeds of $7.8 million at an average price of $22.52 for aggregate net proceeds of $7.8 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2018, we purchased 218,491 shares of common stock, at the average price of $16.84 for approximately $3.7 million pursuant to this repurchase plan.

On August 28, 2018, our board of directors declared a dividend of $0.52 per share, which was paid on September 27, 2018, to common stockholders of record as of September 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

On May 30, 2018, our board of directors declared a dividend of $0.51 per share, which was paid on June 27, 2018, to common stockholders of record as of June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

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

On November 29, 2017, our board of directors declared a dividend of $0.49 per share which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share which was paid on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$264,451	$—	$—	$40,000	$224,451

Off-balance sheet arrangements

As of August 31, 2018 and February 28, 2018 the Company’s off-balance sheet arrangements consisted of $16.9 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of August 31, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	August 31, 2018	February 28, 2018
CLO 2013-1 Warehouse Loan	$10,000	$—
GreyHeller LLC	2,000	2,000
Destiny Solutions, Inc.	1,500	—
Pathway Partners Vet Management Company LLC	1,369	917
Omatic Software, LLC	1,000	—
Axiom Purchaser, Inc.	1,000	—
CLEO Communications Holding, LLC	—	2,000

Total	$16,869	$4,917

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At August 31, 2018, we had $264.5 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of August 31, 2018.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2018 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $2.8 million to our interest income.

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

(b)

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended August 31, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

SARATOGA INVESTMENT CORP.

Date: October 10, 2018	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer