Form 10-Q
period 2018-11-30
SARATOGA INVESTMENT CORP.
filed 2019-01-09
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of outstanding common shares of the registrant as of January 08, 2019 was 7,540,258.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $349,141,826 and $281,534,277, respectively)	$351,241,148	$286,061,722
Affiliate investments (amortized cost of $18,474,051 and $18,358,611, respectively)	11,150,764	12,160,564
Control investments (amortized cost of $75,734,853 and $39,797,229, respectively)	81,420,325	44,471,767

Total investments at fair value (amortized cost of $443,350,730 and $339,690,117, respectively)	443,812,237	342,694,053
Cash and cash equivalents	322,116	3,927,579
Cash and cash equivalents, reserve accounts	3,920,828	9,849,912
Interest receivable (net of reserve of $468,234 and $1,768,021, respectively)	4,701,574	3,047,125
Management and incentive fee receivable	167,218	233,024
Other assets	669,747	584,668
Deferred tax asset	444,497	—
Receivable from unsettled trades	6,463	—

Total assets	$454,044,680	$360,336,361

LIABILITIES
Revolving credit facility	$11,750,000	$—
Deferred debt financing costs, revolving credit facility	(627,950)	(697,497)
SBA debentures payable	150,000,000	137,660,000
Deferred debt financing costs, SBA debentures payable	(2,516,343)	(2,611,120)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(2,017,449)	(2,316,370)
2025 Notes payable	40,000,000	—
Deferred debt financing costs, 2025 notes payable	(1,559,505)	—
Base management and incentive fees payable	5,807,662	5,776,944
Deferred tax liability	919,557	—
Accounts payable and accrued expenses	1,493,944	924,312
Interest and debt fees payable	2,690,078	3,004,354
Directors fees payable	2,000	43,500
Due to manager	383,095	410,371

Total liabilities	$280,775,589	$216,644,994

Commitments and contingencies (See Note 7)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 7,490,183 and 6,257,029 common shares issued and outstanding, respectively	$7,490	$6,257
Capital in excess of par value	218,172,144	188,975,590
Total distributable earnings (loss)	(44,910,543)	(45,290,480)

Total net assets	173,269,091	143,691,367

Total liabilities and net assets	$454,044,680	$360,336,361

NET ASSET VALUE PER SHARE	$23.13	$22.96

Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$9,248,664	$6,817,026	$24,701,303	$19,479,392
Affiliate investments	239,781	221,291	720,738	663,115
Control investments	941,942	1,017,821	3,340,180	3,849,287
Payment-in-kind interest income:
Non-control/Non-affiliate investments	260,440	268,306	621,462	773,582
Affiliate investments	41,269	31,333	110,898	48,287
Control investments	1,112,135	535,031	2,271,359	1,004,764

Total interest from investments	11,844,231	8,890,808	31,765,940	25,818,427
Interest from cash and cash equivalents	13,657	6,777	41,405	20,351
Management fee income	380,765	376,446	1,129,921	1,128,084
Incentive fee income	147,602	209,434	493,846	477,087
Other income	446,758	42,265	1,292,693	1,042,895

Total investment income	12,833,013	9,525,730	34,723,805	28,486,844

OPERATING EXPENSES
Interest and debt financing expenses	3,613,531	2,758,900	9,202,737	8,245,350
Base management fees	1,849,220	1,485,415	5,027,341	4,358,230
Incentive management fees	923,651	1,054,618	2,803,784	2,940,350
Professional fees	407,422	388,210	1,418,472	1,179,913
Administrator expenses	500,000	437,500	1,395,833	1,208,333
Insurance	62,197	64,577	189,916	196,907
Directors fees and expenses	60,000	43,000	230,500	154,000
General & administrative	354,029	299,627	908,174	784,071
Income tax benefit	(75,978)	—	(684,520)	—
Excise tax credit	—	—	(270)	(14,738)
Other expense	—	(21,628)	21,021	23,417

Total operating expenses	7,694,072	6,510,219	20,512,988	19,075,833

NET INVESTMENT INCOME	5,138,941	3,015,511	14,210,817	9,411,011

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	(67,164)	20,770	145,007	(5,722,049)
Control investments	—	166	—	63,720

Net realized gain (loss) from investments	(67,164)	20,936	145,007	(5,658,329)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(1,645,666)	2,429,168	(2,428,123)	4,776,523
Affiliate investments	206,064	(804,483)	(1,125,240)	(59,289)
Control investments	408,489	(398,142)	1,010,934	3,677,020

Net change in unrealized appreciation (depreciation) on investments	(1,031,113)	1,226,543	(2,542,429)	8,394,254
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(371,581)	—	(1,159,581)	—

Net realized and unrealized gain (loss) on investments	(1,469,858)	1,247,479	(3,557,003)	2,735,925

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,669,083	$4,262,990	$10,653,814	$12,146,936

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.49	$0.71	$1.55	$2.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,480,134	6,040,311	6,887,544	5,952,086

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2018

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—202.7% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.74% Cash, 6/16/2022	6/16/2017	$15,000,000	$14,885,127	$14,508,000	8.4%

		Total Building Products			14,885,127	14,508,000	8.4%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 9/21/2021	9/21/2016	$18,000,000	17,908,051	18,000,000	10.4%
Apex Holdings Software Technologies, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 9/21/2021	10/1/2018	$600,000	595,060	600,000	0.3%
Avionte Holdings, LLC	Business Services	Class A Units 8.00% PIK	1/8/2014	100,000	135,856	633,164	0.4%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.74% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,424,599	13,342,090	13,424,599	7.7%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.74% Cash/2.00% PIK, 3/31/2022	3/31/2017	$7,088,045	7,027,298	7,088,045	4.1%
Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.74% Cash, 5/16/2023	5/16/2018	$8,500,000	8,423,014	8,440,500	4.9%
Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw First Lien Term Loan (3M USD LIBOR+7.00%), 9.74% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,051,947	0.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 11.24% Cash, 1/23/2020	12/28/2012	$3,300,000	3,298,896	3,287,130	1.9%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	484,302	0.3%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 14.24% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,848,042	15,748,888	15,848,042	9.1%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.35% Cash, 11/16/2023	5/16/2018	$23,000,000	22,837,901	23,000,000	13.3%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+6.25%), 8.99% Cash, 5/26/2022	5/26/2017	$14,500,000	14,445,720	14,500,000	8.4%
GDS Holdings US, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.74% Cash, 8/23/2023	8/23/2018	$7,500,000	7,427,612	7,425,000	4.3%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	250,000	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	628,293	0.4%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.00%), 11.74% Cash, 3/31/2021	8/25/2014	$24,125,000	24,003,106	23,970,600	13.8%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	15,000,000	8.7%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.99% Cash, 7/1/2022	7/1/2016	$18,000,000	17,877,182	17,843,400	10.3%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,938,076	8,847,900	5.1%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 5/29/2023	5/29/2018	$5,500,000	5,448,445	5,430,150	3.1%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.49% Cash, 7/5/2023	7/5/2018	$5,000,000	4,953,216	4,950,000	2.9%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,191	1,000,000	1,112,113	0.6%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	3/6/2013	$9,731,538	9,730,168	9,745,162	5.6%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	1,838,926	1.1%

		Total Business Services			200,022,195	203,399,273	117.4%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,791,242	634,618	0.4%

		Total Consumer Products			1,791,242	634,618	0.4%

My Alarm Center, LLC (h), (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	2,029,309	1.2%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	260,494	0.1%
My Alarm Center, LLC	Consumer Services	Preferred Equity Class Z Units 25.00% PIK	9/12/2018	676	655,987	742,957	0.4%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%
		Total Consumer Services			4,810,746	3,032,760	1.7%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.74% Cash, 5/31/2020	5/31/2017	$16,000,000	15,915,846	16,000,000	9.2%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 10.98% Cash, 9/13/2023	9/13/2018	$21,500,681	21,317,421	21,312,550	12.3%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	760,073	0.4%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.49% Cash, 6/2/2021	12/2/2015	$10,000,000	9,947,706	9,803,000	5.7%

		Total Education			49,150,391	47,881,883	27.6%

TMAC Acquisition Co., LLC (h), (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,081,004	1.2%

		Total Food and Beverage			2,216,427	2,081,004	1.2%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	400,000	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.74% Cash, 6/19/2023	6/19/2018	$10,000,000	9,918,976	9,913,000	5.7%
Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw First Lien Term Loan (3M USD LIBOR+6.00%), 8.74% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.65% Cash, 9/27/2023	7/25/2014	$20,000,000	19,884,618	19,926,000	11.5%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	2,176,377	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.74% Cash, 1/31/2022	1/31/2017	$15,000,000	14,891,257	14,883,000	8.6%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	115,417	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,259,822	6,241,006	3.6%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.35% Cash, 10/10/2025	10/20/2017	$2,848,958	2,830,209	2,820,468	1.6%
Pathway Partners Vet Management Company LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 10.35% Cash, 10/10/2025	10/20/2017	$1,461,792	1,461,792	1,447,174	0.8%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	99,786	0.1%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,184,579	3,501,960	2.0%

		Total Healthcare Services			62,838,330	61,524,188	35.5%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$7,672,199	7,654,694	7,672,199	4.4%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$5,300,000	5,272,674	5,300,000	3.1%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	1/16/2015	4,264	61,647	277,730	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	1/16/2015	30,320	438,353	1,629,029	0.9%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	1/16/2015	57,872	—	2,849,384	1.6%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	1/16/2015	8,139	—	451,080	0.3%

		Total Media			13,427,368	18,179,422	10.5%

Sub Total Non-control/Non-affiliate investments					349,141,826	351,241,148	202.7%

Affiliate investments—6.4% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.74% Cash, 11/16/2021	11/17/2016	$7,000,000	6,953,723	7,090,300	4.1%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,278,036	0.7%

		Total Business Services			7,803,723	8,368,336	4.8%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,797,128	1.0%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$985,300	985,300	985,300	0.6%

		Total Metals			10,670,328	2,782,428	1.6%

Sub Total Affiliate investments					18,474,051	11,150,764	6.4%

Control investments—47.0% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	9,442,309	13,084,271	7.6%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$20,545,755	20,470,986	20,463,573	11.8%
Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$3,689,617	3,655,441	3,674,858	2.1%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,041,806	4,993,558	5,030,714	2.9%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	3,853,042	2.2%

		Total Business Services			41,712,294	46,106,458	26.6%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.07%, 10/20/2025	1/22/2008	$30,000,000	9,522,559	10,813,867	6.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 11.24%, 10/20/2025	10/17/2013	$4,500,000	4,500,000	4,500,000	2.6%
Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd. (a), (g)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 10.24%, 2/7/2020	8/7/2018	$20,000,000	20,000,000	20,000,000	11.6%

		Total Structured Finance Securities			34,022,559	35,313,867	20.4%

Sub Total Control investments					75,734,853	81,420,325	47.0%

TOTAL INVESTMENTS—256.1% (b)					$443,350,730	$443,812,237	256.1%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—2.4% (b)
U.S. Bank Money Market (l)				4,242,944	$4,242,944	$4,242,944	2.4%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				4,242,944	$4,242,944	$4,242,944	2.4%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of November 30, 2018, non-qualifying assets represent 14.9% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $173,269,091 as of November 30, 2018.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 16.07% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the nine months ended November 30, 2018 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$720,738	$—	$—	$511,432
Elyria Foundry Company, L.L.C.	—	—	110,898	—	—	(1,636,672)

Total	$—	$—	$831,636	$—	$—	$(1,125,240)

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2018 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$1,684,448	$—	$2,503,380	$—	$—	$1,537,943
Easy Ice Masters, LLC	3,629,682	—	40,085	—	—	19,417
Netreo Holdings, LLC	8,100,000	—	233,224	—	—	740,198
Saratoga Investment Corp. CLO 2013-1, Ltd.	274,771	(48,083)	2,035,336	1,623,767	—	(1,287,524)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F Note	—	—	350,496	—	—	900
Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd.	20,000,000	—	449,018	—	—	—

Total	$33,688,901	$(48,083)	$5,611,539	$1,623,767	$—	$1,010,934

(h)	Non-income producing at November 30, 2018.

(i)	Includes securities issued by an affiliate of the Company.

(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2018. (see Note 7 to the consolidated financial statements).

(k)

As of November 30, 2018, the investment was on non-accrual status. The fair value of these investments was approximately $4.1 million, which represented 0.9% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2018.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2018 was 2.35%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2018 was 2.74%.

PIK—Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2018

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 199.1% (b)
Tile Redi Holdings, LLC (d)	Building Products	First Lien Term Loan (3M USD LIBOR+10.00%), 12.02% Cash, 6/16/2022	6/16/2017	$15,000,000	$14,865,903	$14,850,000	10.3%

		Total Building Products			14,865,903	14,850,000	10.3%

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash, 9/21/2021	9/21/2016	$18,000,000	17,886,188	18,000,000	12.5%
Avionte Holdings, LLC (h)	Business Services	Common Stock	1/8/2014	100,000	100,000	449,685	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,243,267	13,128,695	13,243,267	9.2%
CLEO Communications Holding, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.02% Cash/2.00% PIK, 3/31/2022	3/31/2017	$3,026,732	2,999,896	3,026,732	2.1%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.52% Cash, 1/23/2020	12/28/2012	$3,300,000	3,298,099	3,316,500	2.3%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	468,521	0.3%
Erwin, Inc.	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.52% Cash/1.00% PIK, 8/28/2021	2/29/2016	$13,245,008	13,153,253	13,245,008	9.2%
FranConnect LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.02% Cash, 5/26/2022	5/26/2017	$14,500,000	14,435,057	14,574,035	10.1%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	First Lien Term Loan (3M USD LIBOR+4.50%), 6.52% Cash, 10/8/2021	10/26/2015	$5,376,934	5,294,119	5,376,934	3.8%
Help/Systems Holdings, Inc.(Help/Systems, LLC)	Business Services	Second Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 10/8/2022	10/26/2015	$3,000,000	2,933,255	3,000,000	2.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	673,377	0.5%
Identity Automation Systems	Business Services	First Lien Term Loan (3M USD LIBOR+9.50%), 11.52% Cash, 3/31/2021	8/25/2014	$17,950,000	17,849,294	17,950,000	12.5%
Knowland Technology Holdings, L.L.C.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.77% Cash, 7/20/2021	11/29/2012	$22,288,730	22,214,703	22,288,731	15.5%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.27% Cash, 7/1/2022	7/1/2016	$18,000,000	17,866,185	18,014,400	12.5%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,925,728	9,000,000	6.3%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 13.75% (12.00% Cash/1.75% PIK), 3/6/2022	3/6/2013	$11,248,990	11,246,851	11,248,991	7.8%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	1,064,145	0.8%

		Total Business Services			151,963,939	154,940,326	107.8%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,791,242	433,927	0.3%

		Total Consumer Products			1,791,242	433,927	0.3%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,311,649	2,340,154	1.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	1,481,939	1.0%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%
PrePaid Legal Services, Inc. (d)	Consumer Services	First Lien Term Loan (1M USD LIBOR+5.25%), 6.92% Cash, 7/1/2019	7/10/2013	$2,377,472	2,370,104	2,377,472	1.7%
PrePaid Legal Services, Inc. (d)	Consumer Services	Second Lien Term Loan (1M USD LIBOR+9.00%), 10.67% Cash, 7/1/2020	7/14/2011	$11,000,000	10,974,817	11,000,000	7.7%

		Total Consumer Services			17,453,450	17,199,565	12.0%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 5/31/2020	5/31/2017	$16,000,000	15,875,823	15,977,118	11.1%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (h), (l)	Education	First Lien Term Loan 1.00% Cash, 3/31/2018	8/10/2004	$2,318,121	1,190,838	8,058	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	792,681	0.6%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 11.77% Cash, 6/2/2021	12/2/2015	$10,000,000	9,934,492	10,000,000	7.0%

		Total Education			27,781,394	26,777,857	18.7%

TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	First Lien Term Loan 14.50% PIK, 7/17/2017	7/17/2012	$9,358,694	9,358,694	9,133,149	6.3%
TM Restaurant Group L.L.C. (h), (l)	Food and Beverage	Revolver 14.50% PIK, 7/17/2017	5/1/2017	$398,645	398,644	389,037	0.3%

		Total Food and Beverage			9,757,338	9,522,186	6.6%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+10.00%), 11.67% Cash, 7/24/2019	7/25/2014	$10,350,000	10,279,781	10,350,000	7.2%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	1,578,840	1.1%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.52% Cash, 1/31/2022	1/31/2017	$15,000,000	14,869,275	14,955,000	10.4%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	238,069	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,250,224	6,635,570	4.6%
Pathway Partners Vet Management Company LLC	Healthcare Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	10/20/2017	$2,083,333	2,063,158	2,062,500	1.4%
Pathway Partners Vet Management Company LLC (k)	Healthcare Services	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.67% Cash, 10/10/2025	10/20/2017	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	352,097	0.3%
Roscoe Medical, Inc.	Healthcare Services	Second Lien Term Loan 11.25% Cash, 9/26/2019	3/26/2014	$4,200,000	4,171,558	3,900,960	2.7%
Zest Holdings, LLC (d)	Healthcare Services	Syndicated Loan (1M USD LIBOR+4.25%), 5.92% Cash, 8/16/2023	9/10/2013	$4,105,884	4,033,095	4,105,884	2.9%

		Total Healthcare Services			44,674,168	44,178,920	30.8%

HMN Holdco, LLC	Media	First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$8,028,824	7,981,971	8,249,617	5.7%
HMN Holdco, LLC	Media	Delayed Draw First Lien Term Loan 12.00% Cash, 7/8/2021	5/16/2014	$4,800,000	4,764,872	4,938,000	3.4%
HMN Holdco, LLC (h)	Media	Class A Series, Expires 1/16/2025	1/16/2015	4,264	61,647	274,431	0.2%
HMN Holdco, LLC (h)	Media	Class A Warrant, Expires 1/16/2025	1/16/2015	30,320	438,353	1,565,118	1.1%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Common), Expires 5/16/2024	1/16/2015	57,872	—	2,696,257	1.9%
HMN Holdco, LLC (h)	Media	Warrants to Purchase Limited Liability Company Interests (Preferred), Expires 5/16/2024	1/16/2015	8,139	—	435,518	0.3%

		Total Media			13,246,843	18,158,941	12.6%

Sub Total Non-control/Non-affiliate investments					281,534,277	286,061,722	199.1%

Affiliate investments - 8.5% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	11/17/2016	$7,000,000	6,944,319	7,106,501	5.0%
GreyHeller LLC (f), (k)	Business Services	Delayed Draw Term Loan B (3M USD LIBOR+11.00%), 13.02% Cash, 11/16/2021	11/17/2016	$—	—	—	0.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	740,999	0.5%

		Total Business Services			7,794,319	7,847,500	5.5%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	3,433,800	2.4%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$879,264	879,264	879,264	0.6%

		Total Metals			10,564,292	4,313,064	3.0%

Sub Total Affiliate investments					18,358,611	12,160,564	8.5%

Control investments - 30.9% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	8,761,000	10,760,435	7.5%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 5.44% Cash/7.56% PIK, 2/28/2023	3/29/2013	$17,337,528	17,240,357	17,337,528	12.0%

		Total Business Services			26,001,357	28,097,963	19.5%

Saratoga Investment Corp. CLO 2013-1, Ltd.(a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 32.21%, 10/20/2025	1/22/2008	$30,000,000	9,295,872	11,874,704	8.3%
Saratoga Investment Corp. Class F Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.50%), 10.52%, 10/20/2025	10/17/2013	$4,500,000	4,500,000	4,499,100	3.1%

		Total Structured Finance Securities			13,795,872	16,373,804	11.4%

Sub Total Control investments					39,797,229	44,471,767	30.9%

TOTAL INVESTMENTS - 238.5% (b)					$339,690,117	$342,694,053	238.5%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 9.6% (b)
U.S. Bank Money Market (m)				13,777,491	$13,777,491	$13,777,491	9.6%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				13,777,491	$13,777,491	$13,777,491	9.6%

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

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2018	November 30, 2017
INCREASE FROM OPERATIONS:
Net investment income	$14,210,817	$9,411,011
Net realized gain (loss) from investments	145,007	(5,658,329)
Net change in unrealized appreciation (depreciation) on investments	(2,542,429)	8,394,254
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,159,581)	—

Net increase in net assets resulting from operations	10,653,814	12,146,936

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(10,208,577)	(8,323,545)

Net decrease in net assets from shareholder distributions	(10,208,577)	(8,323,545)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	28,991,238	5,985,282
Stock dividend distribution	1,594,506	1,825,036
Offering costs	(1,387,957)	(82,263)

Net increase in net assets from capital share transactions	29,197,787	7,728,055

Total increase in net assets	29,643,024	11,551,446
Net assets at beginning of period, as previously reported	143,691,367	127,294,777
Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—

Net assets at beginning of period, as adjusted	143,626,067	127,294,777

Net assets at end of period	$173,269,091	$138,846,223

Net asset value per common share	$23.13	$22.58
Common shares outstanding at end of period	7,490,183	6,149,582

See accompanying notes to consolidated financial statements.

Saratoga investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2018	November 30, 2017
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,653,814	$12,146,936
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM
OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,914,989)	(1,637,083)
Net accretion of discount on investments	(793,588)	(481,356)
Amortization of deferred debt financing costs	820,836	741,195
Net deferred income taxes	(684,520)	—
Net realized (gain) loss from investments	(145,007)	5,658,329
Net change in unrealized (appreciation) depreciation on investments	2,542,429	(8,394,254)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	1,159,581	—
Proceeds from sales and repayments of investments	60,854,504	45,554,971
Purchase of investments	(160,661,533)	(86,876,981)
(Increase) decrease in operating assets:
Interest receivable	(1,654,449)	5,490
Management and incentive fee receivable	65,806	(94,899)
Other assets	(155,841)	(389,811)
Receivable from unsettled trades	(6,463)	156,000
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	30,718	(619,847)
Accounts payable and accrued expenses	569,632	491,660
Interest and debt fees payable	(314,276)	(781,890)
Directors fees payable	(41,500)	(51,500)
Due to manager	(27,276)	(16,735)

NET CASH USED IN OPERATING ACTIVITIES	(90,702,122)	(34,589,775)

Financing activities
Borrowings on debt	45,590,000	46,500,000
Paydowns on debt	(21,500,000)	(23,500,000)
Issuance of notes	40,000,000	—
Payments of deferred debt financing costs	(1,940,910)	(1,204,517)
Proceeds from issuance of common stock	28,991,238	5,985,282
Payments of offering costs	(1,293,382)	(62,669)
Payments of cash dividends	(8,614,071)	(6,498,509)

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,232,875	21,219,587

Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(9,534,547)	(13,370,188)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	13,777,491	22,087,968

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$4,242,944	$8,717,780

Supplemental information:
Interest paid during the period	$8,696,177	$8,286,045
Cash paid for taxes	61,569	69,502
Supplemental non-cash information:
Payment-in-kind interest income	$2,914,989	$1,637,083
Net accretion of discount on investments	793,588	481,356
Amortization of deferred debt financing costs	820,836	741,195
Stock dividend distribution	1,594,506	1,825,036

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the nine months ended November 30, 2018.

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

As of November 30, 2018, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2018	November 30, 2017
Cash and cash equivalents	$322,116	$680,065
Cash and cash equivalents, reserve accounts	3,920,828	8,037,715

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$4,242,944	$8,717,780

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2018, certain investments in three portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $4.1 million, or 0.9% of the fair value of our portfolio. At February 28, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $9.5 million, or 2.8% of the fair value of our portfolio.

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

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the consolidated financial statements as of and for the three and nine months ended November 30, 2018:

Consolidated Statement of Assets and Liabilities

	November 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Management and incentive fee receivable	$167,218	$68,881	$236,099
Total assets	454,044,680	68,881	454,113,561
Total net assets	173,269,091	68,881	173,337,972
NET ASSET VALUE PER SHARE	$23.13	$0.01	$23.14

Consolidated Statements of Operations

	For the Three Months Ended November 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$147,602	$(1,382)	$146,220
Total investment income	12,833,013	(1,382)	12,831,631
NET INVESTMENT INCOME	5,138,941	(1,382)	5,137,559
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,669,083	(1,382)	3,667,701
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.49	$—	$0.49

	For the Nine Months Ended November 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$493,846	$3,581	$497,427
Total investment income	34,723,805	3,581	34,727,386
NET INVESTMENT INCOME	14,210,817	3,581	14,214,398
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	10,653,814	3,581	10,657,395
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.55	$—	$1.55

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2018, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2015, 2016 and 2017 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2018 and February 28, 2018, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018, effective for the first quarter that begins after the effective date. Management has adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2018 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$238,503	$238,503
Second lien term loans	—	—	129,477	129,477
Unsecured term loans	—	—	22,081	22,081
Structured finance securities	—	—	15,314	15,314
Equity interests	—	—	38,437	38,437

Total	$—	$—	$443,812	$443,812

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Net change in unrealized appreciation (depreciation) on investments	(73)	(1,082)	(1,404)	(135)	(1,287)	1,439	(2,542)
Purchases and other adjustments to cost	73	84,782	49,806	22,216	275	7,218	164,370
Sales and repayments	(4,106)	(42,701)	(14,000)	—	(48)	—	(60,855)
Net realized gain from investments	—	145	—	—	—	—	145

Balance as of November 30, 2018	$—	$238,503	$129,477	$22,081	$15,314	$38,437	$443,812

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(1,154)	$(1,312)	$(135)	$(1,287)	$1,439	$(2,449)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out for the nine months ended November 30, 2018.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2017 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2017	$9,823	$159,097	$87,750	$15,450	$20,541	$292,661
Net change in unrealized appreciation (depreciation) on investments	(9)	315	2,250	1,991	3,847	8,394
Purchases and other adjustments to cost	14	81,918	4,143	—	2,921	88,996
Sales and repayments	(773)	(13,228)	(27,023)	(1,128)	(3,403)	(45,555)
Net realized gain (loss) from investments	(54)	13	(7,530)	—	1,913	(5,658)
Restructures in	—	—	39,837	—	2,617	42,454
Restructures out	—	(42,454)	—	—	—	(42,454)

Balance as of November 30, 2017	$9,001	$185,661	$99,427	$16,313	$28,436	$338,838

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(9)	$452	$81	$1,991	$4,500	$7,015

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. Restructures in and out for the nine months ended November 30, 2017 included a restructure of Easy Ice, LLC of approximately $26.7 million from a first lien term loan to a second lien term loan; a restructure of Mercury Funding, LLC’s first lien term loan of approximately $15.8 million to a second lien term loan; and a restructure of My Alarm Center, LLC’s second lien term loan of approximately $2.6 million to an equity interest.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
First lien term loans	$238,503	Market Comparables	Market Yield (%) EBITDA Multiples (x)	9.0% - 15.1% 3.0x
Second lien term loans	129,477	Market Comparables	Market Yield (%) EBITDA Multiples (x)	10.3% - 20.4% 5.0x
Unsecured term loans	22,081	Market Comparables	Market Yield (%) EBITDA Multiples (x)	9.6% - 9.9% 4.8x
Structured finance securities	15,314	Discounted Cash Flow	Discount Rate (%)	8.8% - 13.0%
Equity interests	38,437	Market Comparables	EBITDA Multiples (x) Revenue Multiples (x)	4.0x - 14.8x 0.4x - 39.4x

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range
Syndicated loans	$4,106	Market Comparables	Third-Party Bid (%)	100.0%
First lien term loans	197,359	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid (%)	7.3% - 13.4% 3.0x 97.6% - 100.1%
Second lien term loans	95,075	Market Comparables	Market Yield (%) EBITDA Multiples (x) Third-Party Bid (%)	10.0% - 16.5% 5.0x 100.0%
Structured finance securities	16,374	Discounted Cash Flow	Discount Rate (%)	8.5% - 15.0%
Equity interests	29,780	Market Comparables	EBITDA Multiples (x) Revenue Multiples (x)	4.0x - 14.0x 0.6x - 39.6x

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

The composition of our investments as of November 30, 2018 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$239,480	54.0%	$238,503	53.6%
Second lien term loans	131,198	29.6	129,477	29.2
Unsecured term loans	22,216	5.0	22,081	5.0
Structured finance securities	14,023	3.2	15,314	3.5
Equity interests	36,434	8.2	38,437	8.7

Total	$443,351	100.0%	$443,812	100.0%

The composition of our investments as of February 28, 2018 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$4,033	1.2%	$4,106	1.2%
First lien term loans	197,253	58.1	197,359	57.6
Second lien term loans	95,392	28.1	95,075	27.7
Structured finance securities	13,796	4.0	16,374	4.8
Equity interests	29,216	8.6	29,780	8.7

Total	$339,690	100.0%	$342,694	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2018. The significant inputs at November 30, 2018 for the valuation model include:

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

The Saratoga CLO remains 100.0% owned and managed by Saratoga Investment Corp. Following the refinancing, the Company receives a base management fee of 0.10% and a subordinated management fee of 0.40% of the fee basis amount at the beginning of the collection period, paid quarterly to the extent of available proceeds. The Company is also entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%. For the three months ended November 30, 2018 and November 30, 2017, we accrued $0.4 million and $0.4 million in management fee income, respectively, and $0.5 million and $0.7 million in interest income, respectively, from the Saratoga CLO. For the nine months ended November 30, 2018 and November 30, 2017, we accrued $1.1 million and $1.1 million in management fee income, respectively, and $2.0 million and $1.7 million in interest income, respectively, from the Saratoga CLO. For the three months ended November 30, 2018 and November 30, 2017, we accrued $0.1 million and $0.2 million, respectively, related to the incentive management fee from Saratoga CLO. For the nine months ended November 30, 2018 and November 30, 2017, we accrued $0.5 million and $0.5 million, respectively, related to the incentive management fee from Saratoga CLO.

As of November 30, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $10.8 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2018, Saratoga CLO had investments with a principal balance of $392.9 million and a weighted average spread over LIBOR of 3.9%, and had debt with a principal balance outstanding of $282.4 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. At November 30, 2018, the present value of the projected future cash flows of the subordinated notes was approximately $11.0 million, using 13.0% discount rate. Saratoga Investment Corp. invested $32.8 million into the CLO since January 2008, and to date has since received distributions of $55.9 million, management fees of $19.1 million and incentive fees of $1.0 million.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of November 30, 2018, the outstanding amount of this unsecured loan was $20.0 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2018 (unaudited) and February 28, 2018 and for the three and nine months ended November 30, 2018 (unaudited) and November 30, 2017 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2018	February 28, 2018
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $390,237,582 and $307,926,355, respectively)	$383,068,753	$305,823,704
Equities at fair value (amortized cost of $3,531,218 and $3,531,218, respectively)	55,075	6,599

Total investments at fair value (amortized cost of $393,768,800 and $311,457,573, respectively)	383,123,828	305,830,303
Cash and cash equivalents	9,192,717	5,769,820
Receivable from open trades	752,497	12,395,571
Interest receivable	1,870,351	1,653,928

Total assets	$394,939,393	$325,649,622

LIABILITIES
Interest payable	$2,351,542	$1,190,428
Payable from open trades	11,748,259	24,471,358
Accrued base management fee	33,443	33,545
Accrued subordinated management fee	133,773	134,179
Accrued incentive fee	68,881	65,300
Loan payable, related party	20,000,000	—
Loan payable, third party	65,739,500	—
Class A-1 notes - SIC CLO 2013-1, Ltd.	170,000,000	170,000,000
Class A-2 notes - SIC CLO 2013-1, Ltd.	20,000,000	20,000,000
Class B notes - SIC CLO 2013-1, Ltd.	44,800,000	44,800,000
Class C notes - SIC CLO 2013-1, Ltd.	16,000,000	16,000,000
Discount on class C notes - SIC CLO 2013-1, Ltd.	(61,580)	(68,370)
Class D notes - SIC CLO 2013-1, Ltd.	14,000,000	14,000,000
Discount on class D notes - SIC CLO 2013-1, Ltd.	(285,886)	(317,409)
Class E notes - SIC CLO 2013-1, Ltd.	13,100,000	13,100,000
Class F notes - SIC CLO 2013-1, Ltd.	4,500,000	4,500,000
Deferred debt financing costs, SIC CLO 2013-1, Ltd. notes	(919,472)	(1,014,090)
Subordinated notes	30,000,000	30,000,000

Total liabilities	$411,208,460	$336,894,941

Commitments and contingencies
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Accumulated loss	(11,245,569)	(12,974,026)
Net gain (loss)	(5,023,748)	1,728,457

Total net assets	(16,269,067)	(11,245,319)

Total liabilities and net assets	$394,939,393	$325,649,622

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
INVESTMENT INCOME
Interest from investments	$5,797,031	$4,178,651	$15,686,270	$12,307,120
Interest from cash and cash equivalents	4,502	3,113	12,591	12,539
Other income	182,243	117,791	355,414	362,961

Total investment income	5,983,776	4,299,555	16,054,275	12,682,620

EXPENSES
Interest expense	4,781,948	3,461,049	12,793,849	10,396,665
Professional fees	136,219	78,048	249,665	131,155
Miscellaneous fee expense	6,885	36,350	36,692	66,309
Base management fee	76,153	75,289	225,984	225,617
Subordinated management fee	304,612	301,158	903,937	902,468
Incentive fees	146,220	209,434	497,427	477,087
Trustee expenses	15,396	41,025	76,092	115,740
Amortization expense	44,218	44,218	132,931	132,932

Total expenses	5,511,651	4,246,571	14,916,577	12,447,973

NET INVESTMENT INCOME	472,125	52,984	1,137,698	234,647

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	11,948	260,872	(1,143,744)	1,030,216
Net change in unrealized depreciation on investments	(4,467,273)	(202,856)	(5,017,702)	(1,561,704)

Net realized and unrealized gain (loss) on investments	(4,455,325)	58,016	(6,161,446)	(531,488)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,983,200)	$111,000	$(5,023,748)	$(296,841)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2018

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cumulus Media Inc.	Media: Broadcasting & Subscription	Class A Common Stock	Equity	—		—	—	—	3,737	$—	$54,186
Education Management II LLC	Services: Consumer	A-2 Preferred Shares	Equity	—		—	—	—	18,975	1,897,538	—
Education Management II LLC	Services: Consumer	A-1 Preferred Shares	Equity	—		—	—	—	6,692	669,214	—
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity	—		—	—	—	14,813	964,466	889
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	5/30/2025	$1,995,000	1,985,355	1,978,162
ABB Con-Cise Optical Group LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.35%	6/15/2023	1,960,000	1,941,002	1,960,000
Achilles Acquisition LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	6.35%	10/13/2025	6,000,000	5,985,142	5,970,000
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	9/26/2021	1,920,350	1,913,567	1,328,402
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	4/30/2025	1,995,000	1,985,596	1,970,063
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	7/23/2021	2,402,412	2,400,907	2,151,360
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	7/23/2021	496,231	488,146	449,710
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.24%	5/9/2025	4,000,000	3,963,762	3,880,000
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	7.10%	7/30/2021	2,927,308	2,922,390	2,894,375
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	3/11/2024	492,500	492,500	481,828
AIS Holdco LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.35%	8/15/2025	2,500,000	2,487,639	2,475,000
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.85%	4/16/2021	398,056	397,418	332,972
Albertson’s LLC	Retail	Term Loan B7	Loan	1M USD LIBOR+	3.00%	0.75%	5.35%	11/17/2025	4,151,511	4,141,282	4,062,004
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	6M USD LIBOR+	5.50%	0.00%	8.39%	10/10/2025	2,000,000	1,970,381	1,995,000
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	8/1/2025	498,750	497,547	498,750
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.85%	8/19/2021	3,626,521	3,619,654	3,632,179
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	3M USD LIBOR+	6.50%	1.00%	9.24%	8/30/2023	3,000,000	2,928,173	2,913,750
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	4/3/2024	1,924,554	1,908,891	1,908,523
Altra Industrial Motion Corp.	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	10/1/2025	2,000,000	1,995,090	1,976,260
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.85%	4/5/2024	995,000	976,944	993,756
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	6/30/2022	3,976,642	3,963,077	3,951,788
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	6.35%	2/28/2025	498,750	496,427	493,763
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.10%	8/11/2025	1,000,000	995,162	984,170
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	5.49%	12/7/2023	491,281	489,343	418,410
AqGen Ascensus Inc.	Services: Consumer	Term Loan Incremental (6/18)	Loan	3M USD LIBOR+	3.50%	1.00%	6.24%	12/5/2022	337,188	336,449	335,080
AqGen Ascensus Inc.	Services: Consumer	Delayed Draw Term Loan Incremental (6/18)	Loan	3M USD LIBOR+	3.50%	1.00%	6.24%	12/5/2022	72,500	72,500	72,045
Aramark Services Inc.	Services: Consumer	Term Loan B-2	Loan	1M USD LIBOR+	1.75%	0.00%	4.10%	3/28/2024	1,294,904	1,294,904	1,284,389
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	3/20/2024	522,303	522,243	515,774
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	6.60%	10/1/2025	2,000,000	1,995,176	1,987,500
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	7/31/2024	495,009	492,877	485,109
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	11/14/2025	1,000,000	997,561	997,500
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	12/24/2021	1,407,655	1,398,428	1,398,857
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	8/4/2022	2,286,838	2,278,131	2,264,930
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	11/3/2023	499,251	495,342	493,509
ATS Consolidated Inc.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.10%	3/3/2025	497,500	495,146	496,878
Avaya Inc.	Telecommunications	Term Loan B	Loan	2M USD LIBOR+	4.25%	0.00%	6.76%	12/16/2024	992,500	983,097	982,823
Avolon TLB Borrower 1 US LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	2.00%	0.75%	4.35%	1/15/2025	990,019	985,397	977,644
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	7/31/2025	3,995,000	3,975,702	3,975,025
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	6/2/2025	1,800,961	1,793,212	1,781,835
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	11/27/2025	500,000	495,000	491,875
Blackboard Inc.	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	5.00%	1.00%	7.74%	6/30/2021	2,940,000	2,925,772	2,781,064
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	4/12/2023	497,500	496,305	496,669
Blucora Inc.	High Tech Industries	Term Loan (11/17)	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	5/22/2024	706,667	703,619	703,133
Boxer Parent Company Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.99%	10/2/2025	5,000,000	4,951,375	4,943,150
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.99%	9/5/2025	1,000,000	995,127	1,000,000
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	11/8/2023	1,037,818	1,035,539	1,026,796
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	6.10%	8/1/2025	2,000,000	1,990,363	1,993,220
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	1/30/2026	2,500,000	2,496,875	2,483,673
Cable One Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	3M USD LIBOR+	1.75%	0.00%	4.49%	5/1/2024	493,750	493,277	490,664
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	5.49%	6/16/2023	941,691	939,337	931,097
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR+	2.50%	1.00%	4.85%	3/25/2024	479,266	477,318	471,478
Caraustar Industries Inc.	Forest Products & Paper	Term Loan B (02/17)	Loan	3M USD LIBOR+	5.50%	1.00%	8.24%	3/14/2022	492,500	491,553	491,579
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	9.49%	7/31/2023	2,345,559	2,299,357	2,339,695
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	12/20/2023	1,473,750	1,462,581	1,467,310
Catalent Pharma Solutions Inc	Healthcare & Pharmaceuticals	Term Loan B (new)	Loan	1M USD LIBOR+	2.25%	1.00%	4.60%	5/20/2024	264,599	264,082	262,992
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.85%	10/1/2025	2,500,000	2,475,444	2,479,175
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.60%	6/7/2023	1,464,371	1,451,753	1,302,836
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	1/31/2025	2,977,500	2,971,284	2,890,646
CEOC LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	10/4/2024	992,500	992,500	972,233
CH Hold Corp.	Automotive	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	2/1/2024	244,811	244,404	243,129
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	4/30/2025	1,588,000	1,586,276	1,570,532
Compuware Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	8/22/2025	500,000	498,770	499,065
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.85%	9/6/2024	1,214,000	1,149,239	1,172,518
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	8/11/2022	2,418,750	2,412,097	2,418,750
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	10/5/2023	1,494,366	1,481,195	1,427,120
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	3.75%	1.00%	6.49%	6/2/2025	997,500	997,500	787,606
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	7.39%	8/17/2022	1,436,782	1,423,957	914,756
Crown Subsea Communications Holding Inc	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.35%	11/3/2025	2,000,000	1,960,500	1,987,500
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.00%	4.99%	1/15/2026	500,000	498,750	490,315
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.60%	12/1/2021	1,443,994	1,436,735	1,361,874
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.85%	5/13/2022	336,742	333,719	325,939
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.35%	2/27/2024	1,980,640	1,969,651	1,963,309
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	2.00%	0.75%	4.35%	9/7/2023	1,485,000	1,484,047	1,466,675
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.85%	2/1/2024	1,318,289	1,314,929	1,273,243
Dex Media Inc.	Media: Diversified & Production	Term Loan (07/16)	Loan	1M USD LIBOR+	10.00%	1.00%	12.35%	7/29/2021	16,249	16,249	16,425
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	12/29/2023	332,042	330,476	324,571
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.35%	12/29/2023	3,109,171	3,080,907	3,101,398
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	Prime+	2.75%	1.00%	8.00%	4/8/2024	484,375	482,441	474,993
Drew Marine Group Inc.	Transportation: Consumer	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	11/19/2020	2,848,517	2,834,413	2,830,713
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	8/21/2025	6,000,000	5,971,159	5,904,360
Dynatrace LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	8/22/2025	1,000,000	1,000,000	993,750
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.99%	8/28/2024	3,977,504	3,957,960	3,937,729
Education Management II LLC(a)	Services: Consumer	Term Loan A	Loan	Prime+	5.50%	1.00%	10.75%	7/2/2020	423,861	418,242	16,954
Education Management II LLC(a)	Services: Consumer	Term Loan B	Loan	Prime+	8.50%	1.00%	13.75%	7/2/2020	954,307	944,262	23,858
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	6.49%	2/9/2023	450,730	449,603	448,729
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Canada / ERM US)	Environmental Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	5/14/2021	988,553	984,733	978,668
Emerald Performance Materials LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	7/30/2021	477,180	476,183	473,601
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	6.60%	4/29/2024	987,500	983,416	982,355
Energy Acquisition LP	Energy: Electricity	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.99%	6/26/2025	1,995,000	1,975,832	1,955,100
Engility Corporation	Aerospace & Defense	Term Loan B1	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	8/12/2020	130,323	130,005	130,160
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	6.10%	10/10/2025	5,000,000	4,988,029	4,803,150
Equian Buyer Corp.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	5/20/2024	1,975,000	1,966,351	1,960,188
Evergreen AcqCo 1 LP	Retail	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.25%	6.49%	7/9/2019	937,650	936,506	898,391
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	12/20/2024	2,816,754	2,804,422	2,788,587
Extreme Reach Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	8.60%	2/7/2020	2,332,769	2,323,834	2,315,274
Fastener Acquisition Inc.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.99%	3/28/2025	497,500	495,160	487,550
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	12/27/2022	415,800	414,843	411,642
First Data Corporation	Banking Finance Insurance & Real Estate	2024A New Dollar Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	4/26/2024	1,741,492	1,670,652	1,709,936
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	5.49%	12/2/2024	2,000,000	1,997,558	1,986,260
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	4/18/2025	2,783,189	2,766,106	2,753,632
Flex Acquisition Company Inc	Containers Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	6/30/2025	997,500	995,147	981,600
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.85%	8/1/2025	500,000	497,588	496,250
Fusion Connect Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	7.50%	1.00%	10.24%	5/4/2023	1,950,000	1,878,060	1,833,000
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	5.24%	8/13/2025	500,000	498,779	499,375
GC EOS Buyer Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	8/1/2025	3,000,000	2,970,623	2,996,250
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	9.35%	1/3/2023	585,849	585,849	589,950
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	1M USD LIBOR+	9.25%	0.75%	11.60%	3/4/2021	1,187,246	1,187,246	1,156,378
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.74%	8/6/2025	2,500,000	2,487,885	2,500,000
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.35%	4/16/2025	1,247,500	1,241,445	1,238,144
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.99%	12/27/2024	1,985,000	1,967,111	1,985,000
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.00%	6.99%	11/28/2025	3,070,455	3,070,455	3,055,101
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.85%	12/22/2024	1,925,000	1,907,652	1,878,088
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	10/10/2025	3,000,000	2,992,541	2,983,740
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	4.74%	3/7/2025	2,000,000	2,000,000	1,950,000
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	5.10%	3/28/2025	975,584	970,949	971,516
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	5/1/2025	1,995,000	1,990,396	1,970,063
Hargray Communications Group Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	5/16/2024	987,500	985,392	978,553
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	7.49%	11/3/2023	1,860,788	1,850,902	1,708,204
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	6M USD LIBOR+	3.00%	1.00%	5.89%	8/1/2024	495,000	493,883	490,050
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	6/3/2024	264,030	263,318	244,558
Hemisphere Media Holdings LLC	Media: Broadcasting & Subscription	Term Loan (2/17)	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	2/14/2024	2,450,006	2,459,555	2,434,693
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	8/18/2025	1,000,000	997,526	996,250
Hoffmaster Group Inc.	Forest Products & Paper	Term Loan B1	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	11/21/2023	1,077,131	1,080,054	1,077,131
Holley Purchaser Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	7.74%	10/24/2025	2,500,000	2,475,106	2,450,000
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.99%	8/3/2022	1,471,440	1,467,836	1,432,359
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	4/3/2025	2,490,000	2,470,455	2,486,888
Hyland Software Inc.	High Tech Industries	Term Loan 3	Loan	1M USD LIBOR+	3.50%	0.75%	5.85%	7/1/2024	1,590,198	1,588,044	1,581,579
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	12/20/2024	2,235,000	2,224,973	2,221,031
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.85%	6/28/2024	1,969,773	1,952,334	1,974,697
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	6.24%	5/23/2025	3,406,795	3,388,032	3,389,761
Inmar Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	5/1/2024	493,750	489,626	490,457
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	8.49%	6/16/2025	1,975,000	1,956,032	1,925,625
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	7.74%	5/9/2022	864,689	862,296	852,799
JP Intermediate II LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.24%	11/20/2025	3,000,000	2,970,572	2,955,000
KC Culinarte Intermediate LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	8/25/2025	2,000,000	1,990,250	1,997,500
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	5.99%	2/2/2024	2,370,000	2,360,950	2,360,520
KUEHG Corp.	Services: Consumer	Term Loan B-3	Loan	3M USD LIBOR+	3.75%	1.00%	6.49%	2/21/2025	498,750	497,530	495,738
Lakeland Tours LLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	12/16/2024	2,488,748	2,479,537	2,477,350
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	7.73%	11/25/2022	2,584,895	2,549,554	2,084,718
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	12/1/2023	491,250	489,476	489,408
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	7.24%	12/2/2024	992,500	988,196	990,019
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	1/30/2024	1,388,814	1,386,552	1,349,635
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	1/30/2024	74,592	74,467	72,488
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	3/27/2025	399,000	398,048	398,003
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	3/27/2025	99,750	99,512	99,501
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	7/15/2024	468,750	464,785	468,164
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	9/23/2024	1,728,169	1,724,632	1,713,047
McAfee LLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.00%	6.49%	9/30/2024	2,203,164	2,182,884	2,195,695
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.35%	5/12/2025	1,990,000	1,952,463	1,914,659
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	5/4/2022	977,420	974,607	900,859
MedPlast Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	6.49%	7/2/2025	500,000	497,564	498,440
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	1/31/2025	775,278	773,589	771,277
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.85%	1/30/2023	2,637,800	2,625,638	2,575,152
Midas Intermediate Holdco II LLC	Automotive	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	5.49%	8/18/2021	240,098	239,557	230,795
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	5.10%	8/15/2024	977,985	973,658	955,980
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	8/16/2023	980,000	972,639	960,400
Mister Car Wash Holdings Inc.	Automotive	Term Loan	Loan	2M USD LIBOR+	3.25%	1.00%	5.76%	8/20/2021	1,571,227	1,567,486	1,561,407
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	12/1/2025	1,000,000	997,601	998,130
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	9/20/2024	496,250	495,060	492,528
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.85%	5/8/2025	1,000,000	997,695	991,880
Natgasoline LLC	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.24%	10/31/2025	500,000	497,517	498,750
Navistar Financial Corporation	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.10%	7/30/2025	1,995,000	1,985,227	1,972,556
Navistar Inc.	Automotive	Term Loan B (10/17)	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	11/6/2024	1,985,000	1,976,604	1,969,279
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	8.60%	7/14/2022	5,588,746	5,571,109	5,581,761
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	7.10%	5/23/2023	498,750	496,402	495,009
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.35%	10/17/2022	1,944,870	1,933,075	1,905,971
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.85%	10/16/2023	1,000,000	993,068	900,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	4/19/2024	493,750	493,228	470,297
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	7.10%	3/21/2025	492,500	490,053	491,269
Office Depot Inc.	Retail	Term Loan B	Loan	3M USD LIBOR+	5.25%	1.00%	7.99%	11/8/2022	1,667,089	1,621,566	1,685,844
Onex Carestream Finance LP	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	6/7/2019	3,037,274	3,035,688	2,965,138
Outcomes Group Holdings Inc.	Services: Business	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	6.39%	10/24/2025	500,000	498,770	496,460
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	4/30/2025	498,750	489,331	403,988
P2 Upstream Acquisition Co.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	10/30/2020	948,058	946,290	936,207
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.25%	1.00%	7.99%	4/29/2024	1,975,000	1,966,658	1,950,313
PetSmart Inc.	Retail	Term Loan B-2	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	3/11/2022	965,000	961,938	807,589
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.60%	9/29/2020	2,694,335	2,686,866	2,626,974
PI UK Holdco II Limited	Services: Business	Term Loan (PI UK Holdco II)	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	1/3/2025	1,492,500	1,484,434	1,476,650
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.85%	10/15/2024	990,000	985,417	979,169
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR+	2.75%	1.00%	5.49%	2/2/2024	1,750,875	1,713,653	1,735,117
Prestige Brands Inc.	Consumer goods: Durable	Term Loan B4	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	1/26/2024	293,508	292,963	290,635
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR+	2.75%	1.00%	5.10%	5/2/2022	1,955,312	1,948,134	1,933,862
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.60%	1/2/2025	1,990,000	1,981,115	1,990,000
Project Leopard Holdings Inc.	High Tech Industries	2018 Repricing Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	7/7/2023	495,009	493,897	493,153
Prometric Holdings Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	1/29/2025	497,500	495,287	493,769
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	5.74%	11/3/2023	1,494,987	1,484,110	1,397,813
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.10%	5/2/2024	1,481,250	1,481,250	1,475,695
Ranpak Corp.	Forest Products & Paper	Term Loan B-1	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	10/1/2021	899,731	897,481	895,232
Red Ventures LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	11/8/2024	817,500	809,391	809,325
Red Ventures LLC	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.35%	11/8/2024	250,000	249,384	247,500
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.85%	12/20/2024	2,977,500	2,844,200	2,966,334
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	5.99%	4/29/2022	716,960	716,960	715,620
Restaurant Technologies Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	5.99%	10/1/2025	1,000,000	997,565	996,250
Revspring Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.60%	10/10/2025	1,000,000	997,565	1,000,000
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan (01/17)	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	2/6/2023	1,730,314	1,730,314	1,711,281
RGIS Services LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	7.50%	1.00%	10.39%	3/31/2023	486,033	479,779	441,478
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	2/28/2025	995,000	992,554	962,663
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.75%	4.85%	7/2/2021	1,436,250	1,433,388	1,416,502
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.60%	6/1/2023	3,195,514	3,078,000	3,152,918
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	8/16/2024	1,980,000	1,960,359	1,976,297
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	7/5/2024	990,000	985,560	968,963
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	0.00%	7/5/2024	1,000,000	995,794	947,500
Savage Enterprises LLC	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.85%	8/1/2025	1,947,727	1,910,130	1,950,980
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.60%	10/31/2022	1,979,127	1,957,723	1,981,600
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	8.74%	2/21/2021	917,762	887,589	784,356
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR+	5.00%	1.00%	7.74%	3/29/2024	1,730,000	1,716,148	1,730,000
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.60%	6/30/2021	2,949,637	2,939,777	2,893,093
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	8.24%	8/4/2025	500,000	492,617	496,250
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	2/2/2024	1,974,950	1,972,907	1,951,902
Sonneborn LLC	Chemicals Plastics & Rubber	Initial Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	12/10/2020	1,121,205	1,120,186	1,117,000
Sonneborn LLC	Chemicals Plastics & Rubber	Term Loan BV	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	12/10/2020	197,860	197,681	197,118
Sophia L.P.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.25%	1.00%	5.99%	9/30/2022	1,890,899	1,884,260	1,861,363
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime+	2.73%	1.00%	7.98%	3/15/2024	2,124,724	2,108,677	2,114,100
SS&C European Holdings	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	4/16/2025	244,296	243,696	238,086
SS&C Technologies Holdings Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	4/16/2025	500,000	498,792	489,530
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	4/16/2025	641,403	639,829	625,099
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.99%	7/30/2025	2,000,000	1,995,035	1,985,000
St. George’s University Scholastic Services LLC	Services: Consumer	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.85%	7/17/2025	740,028	736,430	736,328
St. George’s University Scholastic Services LLC	Services: Consumer	Delayed Draw Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.24%	7/17/2025	22,684	22,573	22,570
Staples Inc.	Retail	Term Loan B (07/17)	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	9/12/2024	1,980,000	1,975,794	1,946,835
Starfruit US Holdco LLC	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.60%	10/1/2025	500,000	497,541	492,500
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	3/19/2021	837,491	834,420	661,618
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.50%	1.00%	5.24%	9/29/2023	686,148	682,993	679,574
Tenneco Inc	Automotive	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	10/1/2025	1,500,000	1,485,326	1,463,745
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	9/30/2024	1,985,000	1,982,964	1,964,535
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.25%	0.00%	5.99%	7/21/2025	1,250,000	1,243,964	1,238,288
Townsquare Media Inc.	Media: Broadcasting & Subscription	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	4/1/2022	881,975	878,960	874,628
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR+	2.50%	0.00%	4.85%	8/22/2024	4,158,669	4,165,456	4,048,007
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.35%	1/25/2024	2,493,750	2,488,080	2,493,750
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	6/21/2024	3,420,000	3,407,692	3,413,605
Trico Group LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	6.50%	1.00%	9.24%	2/2/2024	2,962,500	2,907,452	2,947,688
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.10%	4/22/2024	2,964,975	2,944,464	2,908,640
Trugreen Limited Partnership	Services: Consumer	Term Loan B (07/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.35%	4/13/2023	490,050	484,199	490,663
Twin River Management Group Inc.	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.85%	7/10/2020	715,915	716,425	713,230
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.60%	10/22/2025	2,500,000	2,425,936	2,287,500
Uniti Group Inc.	Telecommunications	Term Loan (10/16)	Loan	1M USD LIBOR+	3.00%	1.00%	5.35%	10/24/2022	1,935,586	1,927,308	1,796,863
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.60%	7/1/2024	2,250,492	2,240,792	2,225,174
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.10%	3/15/2024	2,831,495	2,817,355	2,628,702
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.85%	4/18/2023	592,747	590,853	600,157
UPC Financing Partnership	Media: Broadcasting & Subscription	Term Loan (10/17)	Loan	1M USD LIBOR+	2.50%	0.00%	4.85%	1/15/2026	832,911	831,993	822,084
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.74%	8/20/2025	3,500,000	3,482,500	3,470,250
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.75%	5.24%	6/3/2024	466,435	464,625	465,852
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.35%	12/31/2025	997,500	996,277	982,538
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	5.10%	2/13/2023	296,814	291,033	295,330
VVC Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.99%	7/3/2025	3,000,000	2,941,875	2,970,000
Web.Com Group Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.00%	6.49%	10/10/2025	500,000	498,776	494,375
WEI Sales LLC	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.10%	3/31/2025	497,500	496,316	495,013
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	7.49%	11/29/2024	1,925,000	1,890,725	1,926,213
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	6.24%	10/10/2024	498,750	498,183	485,284
Western Dental Services Inc.	Retail	Term Loan B (6/17)	Loan	1M USD LIBOR+	4.50%	1.00%	6.85%	6/30/2023	2,469,987	2,455,012	2,465,369
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	4.10%	4/29/2023	1,302,896	1,267,810	1,263,809
Windstream Services LLC	Telecommunications	Term Loan B6 (09/16)	Loan	1M USD LIBOR+	4.00%	0.75%	6.35%	3/29/2021	879,586	874,287	815,376
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	8/5/2024	990,019	985,782	985,069
YS Garments LLC	Consumer goods: Non-durable	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	8.22%	7/26/2024	2,000,000	1,980,914	1,970,000
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.74%	8/12/2024	2,475,000	2,464,473	2,311,031
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.24%	3/14/2025	995,000	990,309	973,856

										$393,768,800	$383,123,828

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)	9,192,717	$9,192,717	$9,192,717

Total cash and cash equivalents	9,192,717	$9,192,717	$9,192,717

(a)    Security is in default as of November 30, 2018.

(b)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2018.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of November 30, 2018 was 2.22%.

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2018 was 2.35%.

2M USD LIBOR—The 2 month USD LIBOR rate as of November 30, 2018 was 2.51%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2018 was 2.74%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2018 was 2.89%.

Prime—The Prime Rate as of November 30, 2018 was 5.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2018

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—		—	—	—	6,692	$669,214	$1,539
Education Management II, LLC	Leisure Goods/Activities/Movies	A-2 Preferred Shares	Equity	—		—	—	—	18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—		—	—	—	14,813	964,466	696
24 Hour Holdings III, LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR +	3.75%	1.00%	5.44%	5/28/2021	$1,974,768	1,973,979	1,992,047
ABB Con-Cise Optical Group, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR +	5.00%	1.00%	6.59%	6/15/2023	1,975,000	1,955,672	1,979,938
Acosta Holdco, Inc.	Business Equipment & Services	Term Loan B1	Loan	1M USD LIBOR +	3.25%	1.00%	4.90%	9/26/2021	1,935,275	1,926,742	1,703,042
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Term Loan B2	Loan	3M USD LIBOR +	3.25%	1.00%	5.02%	7/23/2021	500,000	490,000	492,190
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Delayed Draw Term Loan	Loan	3M USD LIBOR +	3.25%	1.00%	5.02%	7/23/2021	2,421,181	2,419,247	2,383,362
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	3M USD LIBOR +	4.50%	1.00%	6.17%	2/24/2021	2,438,282	2,339,957	2,412,387
Agrofresh, Inc.	Ecological Services & Equipment	Term Loan	Loan	3M USD LIBOR +	4.75%	1.00%	6.44%	7/30/2021	1,950,000	1,943,994	1,936,194
AI MISTRAL T/L (V. GROUP)	Surface Transport	Term Loan	Loan	3M USD LIBOR +	3.00%	1.00%	4.65%	3/11/2024	496,250	496,250	493,148
AI Aqua Merger Inc	Conglomerates	Incremental Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	12/13/2023	498,750	498,189	499,787
AI Aqua Merger Inc	Conglomerates	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	12/13/2023	2,029,500	2,031,000	2,033,316
Akorn, Inc.	Drugs	Term Loan B	Loan	3M USD LIBOR +	4.25%	1.00%	5.94%	4/16/2021	398,056	397,217	394,573
Albertson’s LLC	Food Products	Term Loan B-4	Loan	1M USD LIBOR +	2.75%	0.75%	4.40%	8/25/2021	2,654,315	2,640,406	2,617,447
Alion Science and Technology Corporation	Conglomerates	Term Loan B (First Lien)	Loan	3M USD LIBOR +	4.50%	1.00%	6.15%	8/19/2021	2,826,521	2,817,880	2,826,521
ALPHA 3 T/L B1 (ATOTECH)	Chemicals & Plastics	Term Loan B 1	Loan	1M USD LIBOR +	3.00%	1.00%	4.69%	1/31/2024	248,750	248,218	250,367
Anchor Glass T/L (11/16)	Containers & Glass Products	Term Loan	Loan	1M USD LIBOR +	2.75%	1.00%	4.40%	12/7/2023	495,013	492,821	495,785
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR +	6.00%	1.00%	7.65%	1/31/2022	1,833,243	1,796,705	1,778,246
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	1M USD LIBOR +	2.00%	0.00%	3.65%	3/28/2024	1,612,143	1,612,143	1,621,219
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan B	Loan	1M USD LIBOR +	4.25%	1.00%	5.90%	3/20/2024	496,250	494,091	497,079
Argon Medical Devices, Inc.	Healthcare	Term Loan	Loan	3M USD LIBOR +	3.75%	1.00%	5.40%	1/23/2025	1,000,000	997,625	1,003,750
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR +	4.75%	1.00%	6.40%	7/31/2024	498,750	496,441	499,373
Aspen Dental Management, Inc.	Healthcare	Term Loan Initial	Loan	3M USD LIBOR +	3.75%	1.00%	5.52%	4/29/2022	1,964,792	1,961,139	1,986,896
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR +	4.00%	1.00%	5.65%	12/24/2021	1,436,736	1,425,004	1,439,135
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR +	2.75%	0.00%	4.40%	8/4/2022	2,373,759	2,363,315	2,384,156
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR +	2.75%	1.00%	4.40%	11/3/2023	518,207	513,568	520,798
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR +	3.75%	0.00%	5.40%	2/21/2025	500,000	497,500	502,500
Avantor, Inc.	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR +	4.00%	1.00%	5.65%	11/21/2024	1,500,000	1,478,028	1,514,370
Avaya, Inc.	Telecommunications	Exit Term Loan	Loan	1M USD LIBOR +	4.75%	1.00%	6.34%	12/16/2024	1,000,000	990,313	1,004,220
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Equipment Leasing	Term Loan B-2	Loan	3M USD LIBOR +	2.25%	0.75%	3.84%	3/21/2022	995,000	990,660	993,468
Blackboard	Conglomerates	Term Loan B4	Loan	3M USD LIBOR +	5.00%	1.00%	6.73%	6/30/2021	2,962,500	2,944,423	2,868,085
Blount International, Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR +	4.25%	1.00%	5.83%	4/12/2023	500,000	498,863	506,875
Blucora, Inc.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR +	3.00%	1.00%	4.69%	5/22/2024	920,000	915,553	924,600
BMC Software	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	3.25%	0.00%	4.90%	9/12/2022	584,031	574,236	585,491
Brickman Group Holdings, Inc.	Building & Development	Initial Term Loan (First Lien)	Loan	1M USD LIBOR +	3.00%	1.00%	4.65%	12/18/2020	1,420,433	1,412,065	1,427,975
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B-1	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	11/8/2023	997,481	995,151	1,006,628
Cable & Wireless Communications Ltd.	Telecommunications	Term Loan B4	Loan	1M USD LIBOR +	3.25%	0.00%	4.89%	1/30/2026	2,500,000	2,496,875	2,494,800
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR +	2.25%	0.00%	3.95%	5/1/2024	497,500	496,959	498,744
Caesars Entertainment Corporation	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR +	2.50%	0.00%	4.15%	10/7/2024	1,000,000	1,000,000	1,006,250
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	3.25%	0.00%	4.94%	6/16/2023	997,500	995,006	1,003,116
Capital Automotive L.P.	Building & Development	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR +	2.50%	1.00%	4.15%	3/25/2024	482,931	480,703	485,143
Caraustar Industries Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR +	5.50%	1.00%	7.19%	3/14/2022	496,250	495,182	496,950
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR +	6.75%	1.00%	8.44%	7/31/2023	2,468,750	2,402,343	2,440,977
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR +	4.00%	1.00%	5.69%	12/20/2023	1,485,000	1,472,299	1,490,569
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR +	2.25%	1.00%	3.90%	5/20/2024	419,775	418,723	421,219
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR +	4.25%	1.00%	5.84%	6/7/2023	1,464,371	1,449,727	1,343,970
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR +	2.75%	0.00%	4.40%	1/31/2025	3,000,000	2,993,287	2,946,750
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR +	3.00%	0.00%	4.65%	2/1/2024	246,674	246,237	247,907
Charter Communications Operating, LLC	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR +	2.00%	0.00%	3.65%	4/30/2025	1,600,000	1,598,246	1,603,200
CHS/Community Health Systems, Inc.	Healthcare	Term G Loan	Loan	3M USD LIBOR +	2.75%	1.00%	4.73%	12/31/2019	612,172	603,886	606,705
CHS/Community Health Systems, Inc.	Healthcare	Term H Loan	Loan	3M USD LIBOR +	3.00%	1.00%	4.98%	1/27/2021	1,133,925	1,104,984	1,106,870
Concordia Healthcare Corporation	Drugs	Term Loan B	Loan	1M USD LIBOR +	4.25%	1.00%	5.90%	10/21/2021	1,930,000	1,860,229	1,723,895
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (First Lien)	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	8/11/2022	1,418,750	1,413,829	1,417,870
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	1M USD LIBOR +	3.00%	1.00%	4.65%	10/5/2023	498,130	495,839	489,502
CPI Acquisition Inc.	Financial Intermediaries	Term Loan B (First Lien)	Loan	6M USD LIBOR +	4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,421,670	1,109,196
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan	Loan	1M USD LIBOR +	4.25%	1.00%	5.90%	12/1/2021	1,455,188	1,446,213	1,448,829
Cumulus Media Holdings Inc.	Radio & Television	Term Loan	Loan	3M USD LIBOR +	3.25%	1.00%	4.90%	12/23/2020	448,889	446,919	385,820
Daseke Companies, Inc.	Surface Transport	Term Loan	Loan	1M USD LIBOR +	5.00%	1.00%	6.65%	2/27/2024	1,995,607	1,983,119	2,010,574
Dell International L.L.C.	Electronics/Electrical	Term Loan (01/17)	Loan	1M USD LIBOR +	2.00%	0.75%	3.65%	9/7/2023	1,496,250	1,495,193	1,496,130
Delta 2 (Lux) S.a.r.l.	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR +	2.50%	1.00%	4.15%	2/1/2024	1,318,289	1,314,108	1,315,323
DEX MEDIA, INC.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR +	10.00%	1.00%	11.65%	7/29/2021	29,843	29,843	30,664
DHX Media Ltd.	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	12/29/2023	497,500	495,234	498,122
Digital Room, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR +	5.00%	1.00%	6.65%	12/29/2023	2,500,000	2,475,000	2,481,250
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	2M USD LIBOR +	2.75%	1.00%	4.40%	4/8/2024	493,750	491,561	495,513
Drew Marine Group, Inc.	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR +	3.25%	1.00%	4.90%	11/19/2020	2,863,470	2,844,335	2,856,311
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B Add-on	Loan	3M USD LIBOR +	3.25%	1.00%	5.23%	11/4/2021	1,942,632	1,935,162	1,938,591
DUKE FINANCE (OM GROUP/VECTRA) T/L	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR +	4.25%	1.00%	5.94%	2/21/2024	1,477,584	1,381,067	1,478,515
Eaglepicher Technologies, LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR +	4.00%	1.00%	5.69%	2/21/2025	500,000	498,750	500,315
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR +	4.75%	1.00%	6.44%	8/28/2024	1,995,000	1,976,445	2,007,469
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan A	Loan	Prime	5.50%	1.00%	10.00%	7/2/2020	423,861	415,813	103,846
Education Management II, LLC	Leisure Goods/Activities/Movies	Term Loan B (6.50% PIK)	Loan	Prime	2.00%	1.00%	13.00%	7/2/2020	954,307	939,748	7,759
EIG Investors Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR +	4.00%	1.00%	5.96%	2/9/2023	473,057	471,875	475,593
Emerald 2 Limited	Ecological Services & Equipment	Term Loan B1A	Loan	3M USD LIBOR +	4.00%	1.00%	5.69%	5/14/2021	991,629	986,286	988,852
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	8/1/2021	480,141	478,874	484,141
Endo International plc	Drugs	Term Loan B	Loan	1M USD LIBOR +	4.25%	0.75%	5.94%	4/29/2024	995,000	990,482	992,513
Engility Corporation	Aerospace & Defense	Term Loan B-1	Loan	3M USD LIBOR +	2.75%	0.00%	4.40%	8/12/2020	218,750	218,055	220,117
Equian, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR +	3.25%	1.00%	5.15%	5/20/2024	1,990,000	1,980,110	1,998,716
Evergreen Acqco 1 LP	Retailers (Except Food & Drug)	New Term Loan	Loan	3M USD LIBOR +	3.75%	1.25%	5.49%	7/9/2019	945,131	942,746	902,940
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Ecological Services & Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR +	3.00%	1.00%	4.69%	12/20/2024	2,838,093	2,824,632	2,864,714
Extreme Reach, Inc.	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR +	6.25%	1.00%	7.95%	2/7/2020	2,662,500	2,645,825	2,672,484
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	4/15/2021	2,296,974	2,290,825	2,309,424
FinCo I LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR +	2.75%	0.00%	4.40%	6/14/2022	498,580	497,495	503,192
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR +	2.25%	0.00%	3.87%	4/26/2024	1,741,492	1,661,950	1,744,400
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR +	3.00%	0.75%	4.69%	12/1/2022	1,471,350	1,462,612	1,483,856
Fitness International, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.19%	7/1/2020	1,409,751	1,394,961	1,423,144
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR +	7.00%	0.00%	8.65%	12/30/2022	585,849	583,668	597,935
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	Prime	10.51%	0.00%	12.25%	3/4/2019	1,461,320	1,455,880	1,431,641
Gigamon	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.15%	12/27/2024	2,000,000	1,980,289	1,992,500
Global Tel*Link Corporation	Telecommunications	Term Loan (First Lien)	Loan	3M USD LIBOR +	4.00%	1.25%	5.69%	5/26/2020	3,116,081	3,110,498	3,128,732
GlobalLogic Holdings, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	3.75%	1.00%	5.44%	6/20/2022	496,250	491,702	498,731
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Loan (Second Lien)	Loan	1M USD LIBOR +	2.00%	0.00%	3.59%	4/30/2019	1,833,333	1,826,354	1,832,765
GoWireless, Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR +	6.50%	1.00%	8.16%	12/22/2024	2,000,000	1,980,568	2,005,000
Grosvenor Capital Management Holdings, LP	Property & Casualty Insurance	Initial Term Loan	Loan	1M USD LIBOR +	3.00%	1.00%	4.65%	8/18/2023	992,443	988,008	996,472
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR +	3.00%	1.00%	4.65%	2/9/2022	995,000	992,659	996,990
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR +	4.75%	1.00%	6.44%	11/3/2023	1,943,418	1,931,468	1,961,123
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR +	3.00%	1.00%	4.57%	8/1/2024	498,750	497,642	499,583
Heartland Dental, LLC	Healthcare	Term Loan	Loan	3M USD LIBOR +	4.75%	1.00%	6.45%	7/31/2023	2,992,500	2,978,722	3,044,869
Helix Acquisition Holdings, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR +	4.00%	1.00%	5.69%	9/30/2024	997,500	992,861	1,002,488
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3M USD LIBOR +	3.75%	1.00%	5.44%	6/3/2024	462,388	460,553	466,263
Help/Systems Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	4.50%	1.00%	6.19%	10/8/2021	1,342,543	1,296,984	1,346,463
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan B	Loan	3M USD LIBOR +	3.50%	0.00%	5.15%	2/14/2024	2,475,000	2,485,950	2,422,406
Herbalife T/L B (HLF Financing)	Food/Drug Retailers	Term Loan B	Loan	1M USD LIBOR +	5.50%	0.75%	7.15%	2/15/2023	1,887,500	1,876,579	1,898,127
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	1M USD LIBOR +	4.25%	1.00%	6.00%	3/15/2024	954,698	949,925	957,085
Hoffmaster Group, Inc.	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR +	4.50%	1.00%	6.19%	11/21/2023	990,000	993,228	998,663
Hostess Brands, LLC	Food Products	Term Loan B (First Lien)	Loan	1M USD LIBOR +	2.25%	0.75%	3.90%	8/3/2022	1,482,559	1,479,227	1,486,532
HUB International Limited	Insurance	Term Loan B	Loan	3M USD LIBOR +	3.00%	1.00%	4.84%	10/2/2022	215	215	216
Husky Injection Molding Systems Ltd.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR +	3.25%	1.00%	4.90%	6/30/2021	402,099	400,605	402,855
Hyland Software, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	3.25%	0.75%	4.90%	7/1/2022	994,987	992,624	1,001,624
Hyperion Refinance T/L	Insurance	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.19%	12/20/2024	2,000,000	1,990,289	2,017,000
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.15%	6/28/2024	1,682,535	1,665,834	1,693,051
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.19%	10/29/2021	3,423,936	3,405,707	3,459,613
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR +	3.50%	1.00%	5.15%	5/1/2024	497,500	492,933	499,520
IRB Holding Corp.	Food Service	Term Loan B	Loan	2M USD LIBOR +	3.25%	1.00%	4.94%	2/5/2025	500,000	498,913	504,645
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term B-1 Loan Retired 03/05/2014	Loan	3M USD LIBOR +	3.22%	1.00%	4.91%	3/5/2021	830,284	830,284	573,676
J.Jill Group, Inc.	Retailers (Except Food & Drug)	Term Loan (First Lien)	Loan	3M USD LIBOR +	5.00%	1.00%	6.77%	5/9/2022	872,065	869,192	863,344
Kinetic Concepts, Inc.	Healthcare	Term Loan F-1	Loan	3M USD LIBOR +	3.25%	1.00%	4.94%	2/2/2024	2,388,000	2,377,873	2,393,373
Koosharem, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR +	6.50%	1.00%	8.19%	5/15/2020	2,905,150	2,893,037	2,865,204
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR +	4.00%	1.00%	5.59%	12/16/2024	1,847,826	1,843,674	1,868,041
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR +	5.38%	1.00%	7.03%	11/25/2022	2,700,436	2,656,597	2,693,685
LEARFIELD COMMUNICATIONS INITIAL T/L (A-L PARENT)	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR +	3.25%	1.00%	4.90%	12/1/2023	495,000	493,040	499,950
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.09%	11/21/2024	1,000,000	990,210	1,005,000
Lighthouse Network	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.15%	11/29/2024	1,000,000	995,138	1,009,380
Lightstone Generation	Utilities	Term Loan B	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	1/30/2024	912,971	912,971	918,047
Lightstone Generation	Utilities	Term Loan C	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	1/30/2024	57,971	57,971	58,293
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	7/15/2024	487,500	482,947	488,719
LPL Holdings, Inc.	Financial Intermediaries	Term Loan B (2022)	Loan	3M USD LIBOR +	2.25%	0.00%	3.89%	9/23/2024	1,741,261	1,737,339	1,743,977
Mayfield Holdings T/L (FeeCo)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR +	4.50%	0.00%	6.15%	1/31/2025	500,000	497,500	501,250
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.15%	9/30/2024	2,245,000	2,225,301	2,255,821
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR +	4.00%	1.00%	5.65%	5/4/2022	985,000	981,596	969,693
Meredith Corporation	Publishing	Term Loan B	Loan	3M USD LIBOR +	3.00%	0.00%	4.66%	1/31/2025	1,000,000	997,611	1,005,470
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B1	Loan	3M USD LIBOR +	2.75%	1.00%	4.40%	1/30/2023	2,658,469	2,646,849	2,669,927
Micro Holding Corporation	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR +	3.75%	1.00%	5.34%	9/13/2024	1,471,995	1,466,585	1,471,627
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR +	2.75%	1.00%	4.44%	8/18/2021	241,931	241,246	242,838
Midwest Physician Administrative Services LLC	Healthcare	Term Loan	Loan	1M USD LIBOR +	2.75%	0.75%	4.35%	8/15/2024	997,500	992,551	995,635
Milk Specialties Company	Food Products	Term Loan	Loan	1M USD LIBOR +	4.00%	1.00%	5.69%	8/16/2023	987,500	979,118	988,734
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR +	3.25%	1.00%	4.90%	8/20/2021	1,583,528	1,578,798	1,592,443
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	9/20/2024	500,000	498,823	503,440
Navistar, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.08%	11/6/2024	2,000,000	1,990,461	2,005,620
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR +	2.00%	0.00%	3.65%	2/7/2025	500,000	498,814	500,625
New Media Holdings II T/L (NEW)	Radio & Television	Term Loan	Loan	2M USD LIBOR +	6.25%	1.00%	7.90%	6/4/2020	5,631,193	5,606,694	5,655,858
New Millennium Holdco, Inc.	Drugs	Term Loan	Loan	1M USD LIBOR +	6.50%	1.00%	8.15%	12/21/2020	1,910,035	1,806,090	649,412
Novetta Solutions	Aerospace & Defense	Term Loan (200MM)	Loan	3M USD LIBOR +	5.00%	1.00%	6.70%	10/16/2022	1,960,000	1,946,082	1,890,792
Novetta Solutions	Aerospace & Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR +	8.50%	1.00%	10.20%	10/16/2023	1,000,000	992,243	890,000
NPC International, Inc.	Food Service	Term Loan (2013)	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	4/19/2024	497,500	496,902	501,644
NXT Capital T/L (11/16)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	11/23/2022	1,238,120	1,233,635	1,256,692
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR +	7.00%	1.00%	8.58%	11/8/2022	2,500,000	2,430,480	2,527,500
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	3M USD LIBOR +	4.00%	1.00%	5.69%	6/7/2019	3,037,274	3,033,839	3,049,939
OpenLink International, LLC	Financial Intermediaries	Term B Loan	Loan	3M USD LIBOR +	6.50%	1.25%	8.27%	7/29/2019	2,883,152	2,881,467	2,886,756
P.F. Chang’s China Bistro, Inc.	Food Service	Term B Loan	Loan	6M USD LIBOR +	5.00%	1.00%	6.51%	9/1/2022	1,995,000	1,978,916	1,962,581
P2 Upstream Acquisition Co. (P2 Upstream Canada BC ULC)	Business Equipment & Services	Term Loan (First Lien)	Loan	6M USD LIBOR +	4.00%	1.00%	5.80%	10/30/2020	955,558	953,277	943,614
Peraton	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR +	5.25%	1.00%	6.95%	4/29/2024	1,990,000	1,980,795	2,007,413
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food & Drug)	Term Loan B1	Loan	2M USD LIBOR +	3.00%	1.00%	4.57%	3/11/2022	972,500	968,851	792,344
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR +	5.25%	1.00%	6.90%	9/29/2020	2,754,229	2,743,573	2,664,717
PI US HOLDCO II T/L (PAYSAFE)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.17%	12/20/2024	1,000,000	995,000	1,002,080
Pike Corporation	Conglomerates	Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	9/20/2024	497,503	495,186	501,443
Ping Identity Corporation	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR +	3.75%	1.00%	5.37%	1/24/2025	500,000	497,525	501,875
Planet Fitness Holdings LLC	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR +	3.00%	0.75%	4.65%	3/31/2021	2,368,358	2,363,020	2,392,042
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B	Loan	1M USD LIBOR +	2.75%	1.00%	4.45%	10/14/2024	997,500	992,752	1,002,986
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR +	5.25%	1.00%	6.90%	9/27/2023	1,508,167	1,490,507	1,513,506
PrePaid Legal Services, Inc.	Conglomerates	Term Loan B	Loan	3M USD LIBOR +	5.25%	1.25%	6.90%	7/1/2019	2,944,950	2,947,124	2,948,631
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR +	2.75%	1.00%	4.45%	2/2/2024	1,882,977	1,837,433	1,887,289
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR +	2.75%	0.75%	4.40%	1/26/2024	428,171	427,260	430,543
Prime Security Services (Protection One)	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR +	2.75%	1.00%	4.40%	5/2/2022	1,970,162	1,961,794	1,985,825
Project Accelerate	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR +	4.25%	1.00%	5.94%	1/2/2025	2,000,000	1,990,187	2,020,000
Project Leopard Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	4.00%	1.00%	5.78%	7/7/2023	498,750	497,506	500,466
Prometric	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR +	3.00%	1.00%	4.77%	1/29/2025	500,000	497,522	503,750
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR +	3.00%	1.00%	4.79%	11/3/2023	498,747	497,557	500,059
Radio Systems Corporation	Leisure Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	5/2/2024	1,492,500	1,492,500	1,498,097
Ranpak Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	3.25%	1.00%	4.90%	10/1/2021	906,723	904,457	910,694
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR +	4.00%	0.00%	5.65%	11/8/2024	997,500	987,986	1,003,525
Research Now Group, Inc	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR +	5.50%	1.00%	7.13%	12/20/2024	3,000,000	2,853,582	2,966,250
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR +	3.25%	1.00%	4.94%	4/29/2022	722,738	722,738	732,676
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR +	2.75%	0.00%	4.40%	2/3/2023	1,743,523	1,743,523	1,750,968
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	7.50%	1.00%	9.15%	3/31/2023	496,250	489,372	468,956
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR +	3.50%	1.00%	5.19%	2/14/2025	1,000,000	997,500	1,008,750
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electrical	Tranche B-3 Term Loan	Loan	1M USD LIBOR +	2.50%	0.75%	4.15%	7/2/2021	1,447,500	1,443,827	1,455,418
Russell Investment Management T/L B	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR +	4.25%	1.00%	5.94%	6/1/2023	2,217,487	2,120,560	2,229,129
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B1	Loan	1M USD LIBOR +	2.50%	0.00%	4.19%	7/5/2024	1,000,000	995,387	996,670
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan (Fixed)	Loan	Fixed	4.50%	0.00%	4.50%	7/5/2024	997,500	992,929	1,002,069
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR +	4.00%	1.00%	5.65%	3/27/2021	962,500	960,161	943,250
SCS Holdings (Sirius Computer)	Business Equipment & Services	Term Loan (First Lien)	Loan	1M USD LIBOR +	4.25%	1.00%	5.90%	10/31/2022	2,266,208	2,236,571	2,282,253
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR +	3.00%	1.00%	4.69%	2/21/2021	967,254	925,524	835,224
SG Acquisition, Inc. (Safe Guard)	Insurance	Term Loan	Loan	3M USD LIBOR +	5.00%	1.00%	6.69%	3/29/2024	1,892,500	1,875,697	1,892,500
Shearers Foods LLC	Food Products	Term Loan (First Lien)	Loan	3M USD LIBOR +	3.94%	1.00%	5.63%	6/30/2021	967,500	966,193	972,947
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR +	5.50%	1.00%	7.25%	9/18/2021	1,955,000	1,942,489	1,955,978
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Surface Transport	Term Loan B	Loan	6M USD LIBOR +	4.00%	1.00%	5.48%	2/2/2024	1,989,987	1,988,148	1,990,823
Sonneborn, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR +	3.75%	1.00%	5.40%	12/10/2020	205,858	205,602	206,887
Sonneborn, LLC	Chemicals & Plastics	Initial US Term Loan	Loan	3M USD LIBOR +	3.75%	1.00%	5.40%	12/10/2020	1,166,529	1,165,079	1,172,362
Sophia, L.P.	Conglomerates	Term Loan (Closing Date)	Loan	3M USD LIBOR +	3.25%	1.00%	4.94%	9/30/2022	1,905,528	1,897,798	1,907,376
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	2M USD LIBOR +	3.25%	1.00%	4.88%	3/15/2024	2,417,405	2,398,260	2,432,514
SS&C Technologies	Business Equipment & Services	Term Loan B3	Loan	N/A	2.50%	0.00%	4.27%	2/28/2025	737,000	735,158	740,228
SS&C Technologies	Business Equipment & Services	Term Loan B4	Loan	N/A	2.50%	0.00%	4.27%	2/28/2025	263,000	262,343	264,152
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	3M USD LIBOR +	4.00%	1.00%	5.79%	8/15/2024	1,995,000	1,990,091	1,981,294
Steak ‘n Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR +	3.75%	1.00%	5.40%	3/19/2021	844,991	840,948	737,255
Sybil Software LLC	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR +	2.75%	1.00%	4.44%	9/29/2023	950,777	946,662	956,177
Syncsort, Inc.	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR +	5.00%	1.00%	6.69%	8/16/2024	1,995,000	1,975,954	1,995,618
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	4.00%	1.00%	5.65%	9/30/2024	2,000,000	1,997,922	1,991,260
Townsquare Media, Inc.	Radio & Television	Term Loan B	Loan	3M USD LIBOR +	3.00%	1.00%	4.65%	4/1/2022	911,712	908,025	913,991
TransDigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR +	2.50%	0.00%	4.10%	8/22/2024	4,190,095	4,197,662	4,205,808
Travel Leaders Group, LLC	Leisure Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR +	4.50%	0.00%	6.35%	1/25/2024	1,985,025	1,976,475	2,007,357
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR +	3.50%	1.00%	5.15%	6/21/2024	2,992,500	2,978,644	2,999,981
TRICO Group	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR +	6.50%	1.00%	8.48%	2/2/2024	3,000,000	2,940,000	2,996,250
Truck Hero, Inc. (Tectum Holdings)	Surface Transport	Term Loan B	Loan	3M USD LIBOR +	4.00%	1.00%	5.64%	4/22/2024	2,987,494	2,964,391	3,001,505
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR +	4.00%	1.00%	5.54%	4/13/2023	493,763	486,986	498,701
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR +	3.50%	1.00%	4.83%	7/10/2020	785,346	786,226	792,218
Univar Inc.	Chemicals & Plastics	Term B Loan	Loan	1M USD LIBOR +	2.50%	0.00%	4.15%	7/1/2024	2,546,644	2,534,633	2,558,919
Uniti Group, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR +	3.00%	1.00%	4.65%	10/24/2022	1,950,362	1,940,540	1,881,280
Univision Communications Inc.	Radio & Television	Replacement First-Lien Term Loan	Loan	1M USD LIBOR +	2.75%	1.00%	4.40%	3/15/2024	2,854,711	2,838,791	2,818,627
UOS, LLC (Utility One Source)	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR +	5.50%	1.00%	7.15%	4/18/2023	597,249	595,209	613,673
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR +	2.50%	0.00%	4.09%	1/15/2026	1,000,000	998,817	998,750
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	1M USD LIBOR +	3.50%	0.75%	5.08%	4/1/2022	848,566	848,566	858,019
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR +	2.50%	0.75%	4.09%	6/3/2024	497,500	495,337	499,366
Vizient Inc.	Healthcare	Term Loan	Loan	1M USD LIBOR +	2.75%	1.00%	4.40%	2/13/2023	313,725	306,705	315,686
Washington Inventory Service	Business Equipment & Services	U.S. Term Loan (First Lien)	Loan	3M USD LIBOR +	6.00%	0.00%	7.52%	6/8/2020	1,111,056	1,122,315	833,292
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	1M USD LIBOR +	4.75%	0.75%	6.33%	11/29/2024	2,000,000	1,960,950	2,022,500
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR +	4.50%	1.00%	6.15%	6/30/2023	2,488,747	2,472,078	2,505,870
Western Digital Corporation	Electronics/Electrical	Term Loan B (USD)	Loan	1M USD LIBOR +	2.00%	0.75%	3.60%	4/28/2023	1,309,443	1,272,149	1,315,335
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR +	4.00%	0.75%	5.59%	3/29/2021	886,317	879,389	835,354
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR +	4.50%	1.00%	6.17%	8/5/2024	997,500	997,055	997,500
Xerox Business Services T/L B (Conduent)	Business Equipment & Services	Term Loan	Loan	2M USD LIBOR +	3.00%	0.00%	4.65%	12/7/2023	742,500	731,992	748,069
ZEP, Inc.	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR +	4.00%	1.00%	5.77%	8/12/2024	2,493,750	2,482,111	2,508,289
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare	Term Loan	Loan	2M USD LIBOR +	4.25%	1.00%	5.90%	8/16/2023	992,500	988,063	991,885

										$311,457,573	$305,830,303

									Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)									5,769,820	$5,769,820	$5,769,820

Total cash and cash equivalents									5,769,820	$5,769,820	$5,769,820

(a)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2018.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2018 was 1.67%.

2M USD LIBOR - The 2 month USD LIBOR rate as of February 28, 2018 was 1.81%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2018 was 2.02%.

6M USD LIBOR - The 6 month USD LIBOR rate as of February 28, 2018 was 2.22%.

Prime - The Prime Rate as of February 28, 2018 was 4.50%.

PIK - Payment-in-Kind

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis on each investment in the company’s portfolio, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and our Manager will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

For the three months ended November 30, 2018 and November 30, 2017, the Company incurred $1.8 million and $1.5 million in base management fees, respectively. For the three months ended November 30, 2018 and November 30, 2017, the Company incurred $1.2 million and $0.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2018 and November 30, 2017, the Company accrued a reduction of $0.3 million and an increase of $0.3 million in incentive fees related to capital gains. For the nine months ended November 30, 2018 and November 30, 2017, the Company incurred $5.0 million and $4.4 million in base management fees, respectively. For the nine months ended November 30, 2018 and November 30, 2017, the Company incurred $3.4 million and $2.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2018 and November 30, 2017, the Company accrued a reduction of $0.6 million and an increase of $0.5 million in incentive fees related to capital gains, respectively. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2018, the base management fees accrual was $1.8 million and the incentive fees accrual was $4.0 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2018 and November 30, 2017, we recognized $0.5 million and $0.4 million, in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2018 and November 30, 2017, we recognized $1.4 million and $1.2 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the nine months ended November 30, 2018 and November 30, 2017, the Company neither bought nor sold any investments from the Saratoga CLO.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the three and nine months ended November 30, 2018, the Company recognized interest income of $0.4 million and $0.4 million, respectively, related to the CLO 2013-1 Warehouse Loan, with an unsecured loan balance of $20 million as of November 30, 2018.

Note 6. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 237.3% as of November 30, 2018 and 293.0% as of February 28, 2018. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio will become effective on April 16, 2019.

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

As of November 30, 2018, there were $11.8 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of February 28, 2018. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended November 30, 2018 and November 30, 2017, we recorded $0.2 million and $0.2 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2018 and November 30, 2017, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.21%, and the average dollar amount of outstanding borrowings under the Credit Facility was $7.2 million. During the three months ended November 30, 2017, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.05%, and the average dollar amount of outstanding borrowings under the Credit Facility was $6.0 million.

For the nine months ended November 30, 2018 and November 30, 2017, we recorded $0.5 million and $0.7 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2018 and November 30, 2017, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.22%, and the average dollar amount of outstanding borrowings under the Credit Facility was $3.2 million. During the nine months ended November 30, 2017, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 5.97%, and the average dollar amount of outstanding borrowings under the Credit Facility was $9.3 million.

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

Our borrowing base under the Credit Facility was $44.1 million subject to the Credit Facility cap of $45.0 million at November 30, 2018. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2018 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2018. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of November 30, 2018, we have funded SBIC LP with $75.0 million of equity capital, and have $150.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of November 30, 2018 and February 28, 2018, there was $150.0 million and $137.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage. Financing costs of $5.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2018 and November 30, 2017, we recorded $1.2 million and $1.1 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2018 and November 30, 2017, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2018 and November 30, 2017 on the outstanding borrowings of the SBA debentures was 3.20% and 3.14%, respectively. During the three months ended November 30, 2018 and November 30, 2017, the average dollar amount of SBA debentures outstanding was $150.0 million and $134.7 million, respectively.

For the nine months ended November 30, 2018 and November 30, 2017, we recorded $3.5 million and $3.0 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2018 and November 30, 2017, we recorded $0.4 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2018 and November 30, 2017 on the outstanding borrowings of the SBA debentures was 3.20% and 3.12%, respectively. During the nine months ended November 30, 2018 and November 30, 2017, the average dollar amount of SBA debentures outstanding was $144.6 million and $127.8 million, respectively.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023 and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. As of November 30, 2018, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of November 30, 2018, $1.6 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

As of November 30, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.7 million, respectively. As of November 30, 2018, the carrying amount and fair value of the 2025 Notes was $40.0 million. As of February 28, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.5 million, respectively. The fair value of both the 2023 and 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the three months ended November 30, 2018 and November 30, 2017, we recorded $1.3 million and $1.3 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing cost related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2018 and November 30, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the nine months ended November 30, 2018 and November 30, 2017, we recorded $3.8 million and $3.8 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing cost realized to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2018 and November 30, 2017, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the three and nine months ended November 30, 2018, we recorded $0.6 million and $0.7 million of interest expense and $0.1 million and $0.1 million of amortization of deferred financing cost related to the 2025 Notes, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three and nine months ended November 30, 2018, the average dollar amount of 2025 Notes outstanding was $40.0 million and $13.8 million, respectively.

Note 7. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$276,201	$—	$—	$40,000	$236,201

Off-balance sheet arrangements

As of November 30, 2018 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $4.6 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	November 30, 2018	February 28, 2018
Destiny Solutions, Inc.	$1,500	$—
Axiom Purchaser, Inc.	1,000	—
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	689	917
Apex Holdings Software Technologies, LLC	400	—
GreyHeller LLC	—	2,000
CLEO Communications Holding, LLC	—	2,000

Total	$4,589	$4,917

Note 8. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2018 and November 30, 2017, we incurred $0.06 million and $0.04 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2018 and November 30, 2017, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2018 and February 28, 2018, $0.0 million and $0.04 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2018, we had not issued any common stock to our directors as compensation for their services.

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

On August 28, 2018, the Company declared a dividend of $0.52 per share payable on September 27, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to

600,000 shares of its common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2018, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2018, the Company sold 358,496 shares for gross proceeds of $8.0 million at an average price of $22.54 for aggregate net proceeds of $8.0 million (net of transaction costs).

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended November 30, 2018 and November 30, 2017 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Net increase in net assets resulting from operations	$3,669	$4,263	$10,654	$12,147
Weighted average common shares outstanding	7,480,134	6,040,311	6,887,544	5,952,086
Weighted average earnings per common share	$0.49	$0.71	$1.55	$2.04

Note 11. Dividend

On August 28, 2018, the Company declared a dividend of $0.52 per share, which was paid on September 27, 2018, to common stockholders of record as of September 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP.

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

The following table summarizes dividends declared for the nine months ended November 30, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 28, 2018	September 17, 2018	September 27, 2018	$0.52	$3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$1.53	$10,209

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2017 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 28, 2017	September 15, 2017	September 26, 2017	$0.48	$2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666

Total dividends declared			$1.41	$8,324

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2018 and November 30, 2017:

Per share data	November 30, 2018	November 30, 2017
Net asset value at beginning of period	$22.96	$21.97
Adoption of ASC 606	(0.01)	—

Net asset value at beginning of period, as adjusted	22.95	21.97
Net investment income(1)	2.06	1.58
Net realized and unrealized gains and losses on investments(1)	(0.51)	0.46

Net increase in net assets resulting from operations	1.55	2.04
Distributions declared from net investment income	(1.53)	(1.41)

Total distributions to stockholders	(1.53)	(1.41)
Dilution(2)	—	(0.02)
Issuance of common stock above net asset value(3)	0.16	—

Net asset value at end of period	$23.13	$22.58

Net assets at end of period	$173,269,091	$138,846,223
Shares outstanding at end of period	7,490,183	6,149,582
Per share market value at end of period	$22.06	$22.30
Total return based on market value(4)(5)	8.13%	4.96%
Total return based on net asset value(4)(6)	7.94%	10.00%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	12.37%	10.21%
Expenses:
Ratio of operating expenses to average net assets(8)	7.12%	7.95%
Ratio of incentive management fees to average net assets(4)	1.77%	2.23%
Ratio of interest and debt financing expenses to average net assets(8)	7.70%	8.30%

Ratio of total expenses to average net assets(7)	16.59%	18.48%
Portfolio turnover rate(4)(9)	15.99%	14.08%
Asset coverage ratio per unit(10)	2,373	2,840
Average market value per unit
Credit Facility(11)	N/A	N/A
SBA Debentures(11)	N/A	N/A
2023 Notes	$25.79	$26.10
2025 Notes	$25.08	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
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

(7)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(8)	Ratios are annualized.
(9)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(10)

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

(11)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On December 3, 2018, the Company completed the third refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period of January 2020 was also added. In addition and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F notes tranche and $7.5 million in aggregate principal amount of the Class G notes at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid.

On November 27, 2018, the Company declared a dividend of $0.53 per share payable on January 2, 2019, to common stockholders of record on December 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2018, the Company sold 358,496 shares for gross proceeds of $8.0 million at an average price of $22.54 for aggregate net proceeds of $8.0 million (net of transaction costs).

On July 13, 2018, the Company issued 1,150,000 shares of its common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of its common stock, which was not exercised..

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of November 30, 2018, $1.6 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

On December 3, 2018, the Company completed the third refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period of January 2020 was also added. In addition and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F notes tranche and $7.5 million in aggregate principal amount of the Class G notes at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid.

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

•

A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis on all investments in our portfolio, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

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

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018, effective for the first quarter that begins after the effective date. Management has adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2018	February 28, 2018
	($ in millions)
Number of investments(1)	68	55
Average investment size(1)	$6.4	$6.0
Number of portfolio companies(2)	36	30
Average investment per portfolio company(2)	$11.9	$10.9
Weighted average maturity(3)	3.6yrs	3.5yrs
Number of industries	10	10
Non-performing or delinquent investments (fair value)	$4.1	$9.5
Fixed rate debt (% of interest earning portfolio)(3)	$68.5(17.4%)	$82.5(26.5%)
Fixed rate debt (weighted average current coupon)(3)	11.8%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$326.0(82.6%)	$229.3(73.5%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.4%	8.8%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F notes tranche of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended November 30, 2018, we invested $73.7 million in new or existing portfolio companies and had $23.3 million in aggregate amount of exits and repayments resulting in net investments of $50.4 million for the period. During the three months ended November 30, 2017, we invested $5.2 million in new or existing portfolio companies and had $1.8 million in aggregate amount of exits and repayments resulting in net investments of $3.4 million for the period.

During the nine months ended November 30, 2018, we invested $160.7 million in new or existing portfolio companies and had $60.9 million in aggregate amount of exits and repayments resulting in net investments of $99.8 million for the period. During the nine months ended November 30, 2017, we invested $86.9 million in new or existing portfolio companies and had $45.6 million in aggregate amount of exits and repayments resulting in net investments of $41.3 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2018 and February 28, 2018 at fair value was as follows:

	November 30, 2018		February 28, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	—%	—%	1.2%	5.9%
First lien term loans	53.6	11.2	57.6	11.1
Second lien term loans	29.2	12.1	27.7	11.9
Unsecured term loans	5.0	10.1	—	—
Structured finance securities	3.5	13.3	4.8	21.2
Equity interests	8.7	3.4	8.7	3.6

Total	100.0%	10.8%	100.0%	11.1%

Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at November 30, 2018 and February 28, 2018, was composed of $392.9 million and $310.4 million, respectively, in aggregate principal amount of predominantly senior secured first lien term loans. This investment is subject to unique risks. (See “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. At November 30, 2018, $373.8 million or 97.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.04 million. At February 28, 2018, $299.6 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the three and nine months ended November 30, 2018, the Company recognized interest income of $0.4 million and $0.4 million, respectively, related to the CLO 2013-1 Warehouse Loan, with an unsecured loan balance of $20.0 million as of November 30, 2018.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2018 and February 28, 2018 was as follows:

Saratoga Investment Corp.

	November 30, 2018		February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$388,972	87.6%	$291,509	85.0%
Yellow	5,583	1.3	9,522	2.8
Red	6	0.0	8	0.0
N/A(1)	49,251	11.1	41,655	12.2

Total	$443,812	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.8 million as of February 28, 2018 to $0.5 million as of November 30, 2018 was primarily related to the sale and restructuring of TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at November 30, 2018 and February 28, 2018 was as follows:

Saratoga CLO

	November 30, 2018		February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$352,372	92.0%	$275,412	90.1%
Yellow	21,407	5.6	24,230	7.9
Red	9,290	2.4	6,181	2.0
N/A(1)	55	0.0	7	0.0

Total	$383,124	100.0%	$305,830	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2018 and February 28, 2018:

Saratoga Investment Corp.

	November 30, 2018		February 28, 2018
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$257,874	58.0%	$190,886	55.7%
Healthcare Services	61,524	13.9	44,179	12.9
Education	47,882	10.8	26,778	7.8
Structured Finance Securities(1)	35,314	8.0	16,374	4.8
Media	18,179	4.1	18,159	5.3
Building Products	14,508	3.3	14,850	4.3
Consumer Services	3,033	0.7	17,199	5.0
Metals	2,782	0.6	4,313	1.3
Food and Beverage	2,081	0.5	9,522	2.8
Consumer Products	635	0.1	434	0.1

Total	$443,812	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO and CLO 2013-1 Warehouse Loan.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2018 and February 28, 2018:

Saratoga CLO

	November 30, 2018		February 28, 2018*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$44,206	11.5%	$31,892	10.4%
High Tech Industries	36,403	9.5	34,482	11.3
Services: Business	36,048	9.4	36,272	11.9
Healthcare & Pharmaceuticals	34,036	8.9	22,976	7.5
Telecommunications	22,101	5.8	18,741	6.1
Services: Consumer	20,618	5.4	18,768	6.1
Beverage Food & Tobacco	19,964	5.2	10,083	3.3
Retail	18,957	4.9	19,463	6.4
Aerospace & Defense	16,955	4.4	10,632	3.5
Media: Advertising Printing & Publishing	16,809	4.4	15,603	5.1
Transportation: Cargo	11,745	3.1	5,012	1.6
Media: Broadcasting & Subscription	10,995	2.9	11,137	3.6
Automotive	10,437	2.7	9,134	3.0
Media: Diversified & Production	9,928	2.6	7,142	2.3
Containers Packaging & Glass	9,302	2.4	4,495	1.5
Construction & Building	9,294	2.4	3,442	1.1
Chemicals Plastics & Rubber	8,766	2.3	13,384	4.4
Hotel Gaming & Leisure	7,441	1.9	5,121	1.7
Energy: Electricity	7,014	1.8	1,905	0.6
Consumer goods: Non-durable	6,921	1.8	2,896	0.9
Metals & Mining	5,485	1.5	2,254	0.7
Consumer goods: Durable	4,843	1.3	5,370	1.8
Transportation: Consumer	4,783	1.2	1,991	0.7
Capital Equipment	4,366	1.1	6,378	2.1
Forest Products & Paper	2,961	0.8	2,913	1.0
Utilities: Electric	983	0.3	976	0.3
Environmental Industries	979	0.3	—	—
Energy: Oil & Gas	784	0.2	835	0.3
Utilities: Water	—	—	2,533	0.8

Total	$383,124	100.0%	$305,830	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2018 and February 28, 2018. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2018		February 28, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$158,489	35.7%	$155,240	45.3%
Midwest	109,898	24.8	101,604	29.6
Southwest	54,354	12.2	21,855	6.4
Northeast	37,066	8.4	35,234	10.3
West	9,518	2.1	4,540	1.3
Northwest	8,368	1.9	7,847	2.3
Other(1)	66,119	14.9	16,374	4.8

Total	$443,812	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes and Class F Note of Saratoga CLO, CLO 2013-1 Warehouse Loan and foreign investments.

Results of operations

Operating results for the three and nine months ended November 30, 2018 and November 30, 2017 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
	($ in thousands)
Total investment income	$12,833	$9,526	$34,724	$28,487
Total operating expenses	7,694	6,510	20,513	19,076

Net investment income	5,139	3,016	14,211	9,411
Net realized gains (losses) from investments	(67)	21	145	(5,658)
Net change in unrealized appreciation (depreciation) on investments	(1,031)	1,226	(2,542)	8,394
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(372)	—	(1,160)	—

Net increase in net assets resulting from operations	$3,669	$4,263	$10,654	$12,147

Investment income

The composition of our investment income for three and nine months ended November 30, 2018 and November 30, 2017 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
	($ in thousands)
Interest from investments	$11,844	$8,891	$31,766	$25,818
Management fee income	381	376	1,130	1,128
Incentive fee income	148	209	494	477
Interest from cash and cash equivalents and other income	460	50	1,334	1,064

Total investment income	$12,833	$9,526	$34,724	$28,487

For the three months ended November 30, 2018, total investment income increased $3.3 million, or 34.7% to $12.8 million from $9.5 million for the three months ended November 30, 2017. Interest from investments increased approximately $2.9 million, or 33.2%, to $11.8 million for the three months ended November 30, 2018 from $8.9 million for the three months ended November 30, 2017. The increase is primarily attributable to a 31.0% increase in total investments to $443.8 million at November 30, 2018 from $338.8 million at November 30, 2017.

For the nine months ended November 30, 2018, total investment income increased $6.2 million, or 21.9% to $34.7 million from $28.5 million for the nine months ended November 30, 2017. Interest from investments increased approximately $6.0 million, or 23.0% to $31.8 million for the nine months ended November 30, 2018 from $25.8 million for the nine months ended November 30, 2017. The increase is primarily attributable to a 31.0% increase in total investments to $443.8 million at November 30, 2018 from $338.8 million at November 30, 2017, with the increase in assets offset by a slight reduction in the weighted average current yield.

For the three months ended November 30, 2018 and November 30, 2017, total PIK income was $1.4 million and $0.8 million, respectively. For the nine months ended November 30, 2018 and November 30, 2017, total PIK income was $3.0 million and $1.8 million, respectively. Both the three and nine month increases in PIK income is primarily attributable to the increase in PIK income generated by Easy Ice, LLC.

For the three months ended November 30, 2018 and November 30, 2017, incentive fee income of $0.1 million and $0.2 million, respectively, was recognized related to the Saratoga CLO. For each of the nine months ended November 30, 2018 and November 30, 2017, incentive fee income of $0.5 million was recognized related to the Saratoga CLO. These amounts reflect that the 12.0% hurdle rate that has been achieved. Incentive fee income is calculated on a systematic basis based on the returns of the Saratoga CLO. Increases and decreases in incentive fee income across comparable periods are directly attributable to the performance of the Saratoga CLO during those periods.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2018 and November 30, 2017 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
	($ in thousands)
Interest and debt financing expenses	$3,614	$2,759	$9,203	$8,245
Base management fees	1,849	1,485	5,027	4,358
Incentive management fees	924	1,055	2,804	2,940
Professional fees	407	388	1,418	1,180
Administrator expenses	500	438	1,396	1,208
Insurance	62	65	190	197
Directors fees and expenses	60	43	231	154
General and administrative and other expenses	354	277	929	809
Income tax benefit	(76)	—	(685)	—
Excise tax credit	—	—	0	(15)

Total operating expenses	$7,694	$6,510	$20,513	$19,076

For the three months ended November 30, 2018, total operating expenses increased $1.2 million, or 18.2% compared to the three months ended November 30, 2017. For the nine months ended November 30, 2018, total operating expenses increased $1.4 million, or 7.5% compared to the nine months ended November 30, 2017.

For the three months ended November 30, 2018, interest and debt financing expenses increased $0.9 million, or 31.0% compared to the three months ended November 30, 2017. The increase is primarily attributable to an increase in average outstanding debt from $215.0 million for the three months ended November 30, 2017 to $271.6 million for the three months ended November 30, 2018. The weighted average interest rate increased from 4.48% for the three months ended November 30, 2017 to 4.73% for the three months ended November 30, 2018.

For the nine months ended November 30, 2018, interest and debt financing expenses increased $1.0 million, or 11.6% compared to the nine months ended November 30, 2017. The increase is primarily attributable to an increase in average outstanding debt from $211.4 million for the nine months ended November 30, 2017 to $236.2 million for the nine months ended November 30, 2018. The weighted average interest rate increased from 4.52% for the nine months ended November 30, 2017 to 4.55% for the nine months ended November 30, 2018.

For the three months ended November 30, 2018, base management fees increased $0.4 million, or 24.5% compared to the three months ended November 30, 2017. The increase in base management fees is the result of a 24.5% increase in the average value of our total assets, less cash and cash equivalents. For the nine months ended November 30, 2018, base management fees increased $0.7 million, or 15.4% compared to the nine months ended November 30, 2017. The increase in base management fees is the result of a 15.4% increase in the average value of our total assets, less cash and cash equivalents.

For the three months ended November 30, 2018, incentive management fees decreased $0.1 million, or 12.4%, compared to the three months ended November 30, 2017. The first part of the incentive management fees increased during the three months ended November 30, 2018 compared to the three months ended November 30, 2017 from $0.8 million to $1.2 million as higher average total assets led to increased net investment income. The second part of the incentive management fees related to capital gains decreased during the three months ended November 30, 2018 compared to the three months ended November 30, 2017 from a $0.2 million expense to a $0.3 million benefit, reflecting net realized and unrealized gains and losses during the applicable periods.

For the nine months ended November 30, 2018, incentive management fees decreased $0.1 million, or 4.6%, compared to the nine months ended November 30, 2017. The first part of the incentive management fees increased during the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 from $2.4 million to $3.4 million as higher average total assets led to increased net investment income. The second part of the incentive management fees related to capital gains decreased during the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 from a $0.5 million expense to a $0.6 million benefit, reflecting net realized and unrealized gains and losses during the applicable periods.

For the three months ended November 30, 2018, professional fees increased $0.02 million, or 4.9% compared to the three months ended November 30, 2017. For the nine months ended November 30, 2018, professional fees increased $0.2 million, or 20.2%, compared to the nine months ended November 30, 2017. The increase was primarily attributable to increased legal, valuation and accounting fees, including additional costs related to our Sarbanes-Oxley implementation.

For the three months ended November 30, 2018, administrator expenses increased $0.1 million, or 14.3%, compared to the three months ended November 30, 2017. For the nine months ended November 30, 2018, administrator expenses increased $0.2 million, or 15.5% compared to the nine months ended November 30, 2017. These increases during the period are attributable to an increase to the cap on the payment or reimbursement of expenses by the Company to $2.0 million, effective August 1, 2018.

For the three and nine months ended November 30, 2018, there were income tax benefits of $0.1 million and $0.7 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in taxable blockers.

Net realized gains (losses) on sales of investments

For the nine months ended November 30, 2018, the Company had $60.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains (losses) during the nine months ended November 30, 2018 were as follows (dollars in thousands):

Nine Months ended November 30, 2018
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Take 5 Oil Change, L.L.C.	Equity Interests	$319	$—	$319
TM Restaurant Group L.L.C.	First Lien Term Loan	11,124	11,298	(174)

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended November 30, 2018, our investments had a net change in unrealized depreciation of $1.0 million versus a net change in unrealized appreciation of $1.2 million for the three months ended November 30, 2017. For the nine months ended November 30, 2018, our investments had a net change in unrealized depreciation of $2.5 million versus a net change in unrealized appreciation of $8.4 million for the nine months ended November 30, 2017. The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2018 were the following (dollars in thousands):

Nine Months ended November 30, 2018
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Easy Ice LLC	Second Lien Term Loan & Equity Interests	$33,569	$37,223	$3,654	$1,557
Elyria Foundry, L.L.C.	Second Lien Term Loan & Equity Interests	10,670	2,782	(7,888)	(1,637)
My Alarm Center, LLC	Equity Interests	4,811	3,033	(1,778)	(1,492)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	9,523	10,814	1,291	(1,288)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	9,730	11,584	1,854	788

The $1.6 million net change in unrealized appreciation in our investment in Easy Ice LLC was driven by the completion of a strategic acquisition that increased the sale and earnings of the business.

The $1.6 million net change in unrealized depreciation in our investment in Elyria Foundry, L.L.C. was driven by changes in oil and gas end markets since year-end and increased labor costs, negatively impacting the Company’s performance.

The $1.5 million net change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by the issuance of new securities senior to existing investments.

The $1.3 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the projected refinancing of the Saratoga CLO and the deal costs incurred up front related to the transaction.

The $0.8 million net change in unrealized appreciation in our investment in Vector Controls Holdings Co., LLC was driven by the continued strength of the underlying operating performance of the business.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2017 were the following (dollars in thousands):

Nine Months ended November 30, 2017
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Equity Interests	$9,685	$3,494	$(6,191)	$2,614
My Alarm Center, LLC	Second Lien Term Loan	—	—	—	2,298
Saratoga Investments Corp. CLO 2013-1 Ltd.	Structured Finance Securities	9,192	11,814	2,622	1,992
Easy Ice, LLC	Equity Interests	8,543	10,336	1,793	1,793

The $2.6 million net change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by an increase in oil and gas markets since year-end, positively impacting the Company’s performance.

The $2.3 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the nine months.

The $2.0 million net change in unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1 Ltd. was driven by continued improved performance of the Saratoga CLO.

The $1.8 million net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

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

Changes in net assets resulting from operations

For the three months ended November 30, 2018 and November 30, 2017, we recorded a net increase in net assets resulting from operations of $3.7 million and $4.3 million, respectively. Based on 7,480,134 weighted average common shares outstanding during the three month period ending November 30, 2018, our per share net increase in net assets resulting from operations was $0.49 for the three months ended November 30, 2018. This compares to a per share net increase in net assets resulting from operations of $0.71 for the three months ended November 30, 2017 based on 6,040,311 weighted average common shares outstanding for the three months ended November 30, 2017.

For the nine months ended November 30, 2018 and November 30, 2017, we recorded a net increase in net assets resulting from operations of $10.7 million and $12.1 million, respectively. Based on 6,887,544 weighted average common shares outstanding during the nine month period ending November 30, 2018, our per share net increase in net assets resulting from operations was $1.55 for the nine months ended November 30, 2018. This compares to a per share net increase in net assets resulting from operations of $2.04 for the nine months ended November 30, 2017 based on 5,952,086 weighted average common shares outstanding for the nine months ended November 30, 2017.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 237.3% as of November 30, 2018 and 293.0% as of February 28, 2018. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2018, we had $11.8 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of February 28, 2018. Our borrowing base under the Credit Facility was $44.1 million at November 30, 2018 and $27.4 million at February 28, 2018. We had $150.0 million and $137.7 million of SBA-guaranteed debentures (which are discussed below) outstanding at November 30, 2018 and February 28, 2018, respectively. In addition, we had $114.5 million and $74.5 million of unsecured notes (see discussion below) outstanding at November 30, 2018 and February 28, 2018, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 237.3% as of November 30, 2018 and 293.0% as of February 28, 2018.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of November 30, 2018, our SBIC subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding.

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

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes on January 13, 2017, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2020 Notes were redeemed in full on January 13, 2017. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. In connection with the issuance of the 2023 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on

August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of November 30, 2018, $1.6 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

At November 30, 2018 and February 28, 2018, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2018		February 28, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$322	0.1%	$3,928	1.1%
Cash and cash equivalents, reserve accounts	3,921	0.9	9,850	2.8
Syndicated loans	—	—	4,106	1.1
First lien term loans	238,503	53.2	197,359	55.4
Second lien term loans	129,477	28.9	95,075	26.7
Unsecured term loans	22,081	4.9	—	—
Structured finance securities	15,314	3.4	16,374	4.6
Equity interests	38,437	8.6	29,780	8.3

Total	$448,055	100.0%	$356,472	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of November 30, 2018, the Company sold 358,496 shares for gross proceeds of $8.0 million at an average price of $22.54 for aggregate net proceeds of $8.0 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2018, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On November 27, 2018, our board of directors declared a dividend of $0.53 per share, which was paid on January 2, 2019, to common stockholders of record as of December 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2018:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Long-Term Debt Obligations	$276,201	$—	$—	$40,000	$236,201

Off-balance sheet arrangements

As of November 30, 2018 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $4.6 million and $4.9 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2018 and February 28, 2018 is shown in the table below (dollars in thousands):

	November 30, 2018	February 28, 2018
Destiny Solutions, Inc.	$1,500	$—
Axiom Purchaser, Inc.	1,000	—
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	689	917
Apex Holdings Software Technologies, LLC	400	—
GreyHeller LLC	—	2,000
CLEO Communications Holding, LLC	—	2,000

Total	$4,589	$4,917

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At November 30, 2018, we had $276.2 million of total borrowings outstanding of which included $11.8 million in borrowings outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2018 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of 1.0% in interest rates would cause a corresponding increase of approximately $3.3 million to our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effectlolive in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended November 30, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 5, 2008).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of First Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Investment Advisory and Management Agreement dated July 30, 2010 between Saratoga Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.11	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.12	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.13	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.14	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.15	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

11	Computation of Per Share Earnings (included in Note 10 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No. 7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: January 9, 2019	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer
	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer