Form 10-K
period 2019-02-28
SARATOGA INVESTMENT CORP.
filed 2019-05-14
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 6.75% Notes due 2023	The New York Stock Exchange The New York Stock Exchange
6.25% Notes due 2025	The New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2018 was approximately $130.4 million based upon a closing price of $24.85 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 13, 2019 was 7,764,844.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC, L.P., unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements occurring after the date of this Annual Report, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8- K.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this annual report on Form 10- K under Part 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that provides customized financing solutions to U.S middle-market businesses. We primarily invest in senior and unitranche leveraged loans and mezzanine debt and, to a lesser extent, equity issued by private U.S. middle-market companies, which we define as companies having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. Our investments generally provide financing for change of ownership transactions, strategic acquisitions, recapitalizations and growth initiatives in partnership with business owners, management teams and financial sponsors. Our investment activities are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle market private equity investment firm.

Our portfolio is comprised primarily of investments in leveraged loans issued by middle market companies. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Term loans are loans that do not allow the borrowers to repay all or a portion of the loans prior to maturity and then re-borrow such repaid amounts under the loan again. We also purchase mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company.

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of Investment Company Act of 1940, as amended (“1940 Act”), which includes private equity funds, to no more than 15% of its net assets.

As of February 28, 2019, we had total assets of $470.7 million and investments in 31 portfolio companies, an additional investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $25.4 million as of February 28, 2019 and also investments in the Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLO, which as of February 28, 2019 had fair values of $2.5 million and $7.5 million, respectively. The overall portfolio composition as of February 28, 2019 consisted of 50.5% of first lien term loans, 31.3% of second lien term loans, 0.5% of unsecured term loans, 8.8% of structured finance securities and 8.9% of equity interests. As of February 28, 2019, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLO, was approximately 10.7%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2019, our total return based on market value was 16.11% and our total return based on net asset value per share was 13.33%. As of February 28, 2018, our total return based on market value was 5.28% and our total return based on net asset value was 14.45%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2019, approximately 100.0% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2019, was composed of $510.3 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of- income, distribution and asset diversification requirements.

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the SBA.

Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906- 7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 31, 29, 32 and 22 years of experience in leveraged finance, respectively. Our Investment Adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 30-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. On July 9, 2018, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

We pay Saratoga Investment Advisors a fee for investment advisory and management services consisting of two components— a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of our average gross assets, which includes assets purchased with borrowed funds but excludes cash and cash equivalents. As a result, Saratoga Investment Advisors will benefit as we incur debt or use leverage to purchase assets. Our board of directors will monitor the conflicts presented by this compensation structure by approving the amount of leverage that we may incur.

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

There is no accumulation of amounts from quarter to quarter on either the hurdle rate or the parameters set by the “catch-up” mechanism or any claw back of amounts previously paid to Saratoga Investment Advisors if subsequent quarters are below the quarterly hurdle or the “catch-up” parameters. Furthermore, there is no delay of payment to Saratoga Investment Advisors if prior quarters are below the quarterly hurdle or “catch-up.”

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

Investments

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle market companies. Investments in middle market companies are generally less liquid than equivalent investments in companies with larger capitalizations. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, strategic acquisitions, growth initiatives, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt which are invested by companies with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. For a discussion of the risks pertaining to our secured investments, see Part I. Item 1A. “Risk Factors—Our investments may be risky, and you could lose all or part of your investment.”

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2019, 77.4% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2019, 30.3% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 72.5% of such investments elected to pay a portion of interest due in PIK. In addition, 83.7% of our debt investments at February 28, 2019, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Business Development Company Regulations – Qualifying Assets.”

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

Leveraged loans

Our leveraged loan portfolio is comprised primarily of first lien and second lien term loans. First lien term loans are secured by a first priority perfected security interest on all or substantially all of the assets of the borrower and typically include a first priority pledge of the capital stock of the borrower. First lien term loans hold a first priority with regard to right of payment. Generally, first lien term loans offer floating rate interest payments, have a stated maturity of five to seven years, and have a fixed amortization schedule. First lien term loans generally have restrictive financial and negative covenants. Second lien term loans are secured by a second priority perfected security interest on all or substantially all of the assets of the borrower and typically include a second priority pledge of the capital stock of the borrower. Second lien term loans hold a second priority with regard to right of payment. Second lien term loans offer either floating rate or fixed rate interest payments, generally have a stated maturity of five to eight years and may or may not have a fixed amortization schedule. Second lien term loans that do not have fixed amortization schedules require payment of the principal amount of the loan upon the maturity date of the loan. Second lien term loans have less restrictive financial and negative covenants than those that govern first lien term loans.

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

On January 22, 2008, GSC Group, Inc., as asset manager, with Lehman Brothers raising the financing, entered into a collateral management agreement with Saratoga CLO. Saratoga CLO was structured with five tranches of debt, plus residual notes. Saratoga CLO’s five tranches of debt were purchased by a wide variety of CLO debt market participants. In addition, we purchased for $30.0 million all of the outstanding subordinated notes of Saratoga CLO.

Pursuant to its terms, the investment period for Saratoga CLO ended in January 2013, and certain restrictions in such terms limited portfolio reinvestment. As a result, the Company determined that it was in its best interest to refinance Saratoga CLO given its investment attractiveness. The Company did not originate any of the loan assets included in the formation of Saratoga CLO, nor has it done so since the subsequent refinancing transaction. Moreover, the Company does not expect to originate any of the loans in the Saratoga CLO portfolio prospectively. The Company has from time to time co-invested in loans with the Saratoga CLO. The Company currently has no co-investments between it and Saratoga CLO.

With respect to our advisory services to Saratoga CLO, and in particular the underwriting standards used when determining which investments qualify for inclusion in the Saratoga CLO, they are substantially similar to the process employed in selecting the Company’s investments. All of the credit metrics for a Saratoga CLO investment are reviewed and documented in the same manner as they would be for an investment for the Company, with some minor differences. For example, the Saratoga CLO investment process also includes multiple rating agency review and analysis of the loan investment and the assigned corporate ratings, which typically does not apply to a prospective investment of the Company. Lastly, a Saratoga CLO investment also considers the likely secondary liquidity of the loan in considering the investment, whereas the Company’s investments are generally illiquid.

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2    Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. After the reinvestment period ends in January 2021, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by January 2021, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness. At February 28, 2019, the aggregate fair value of our investments in the Class F-R-2, Class G-R-2 Notes and subordinated notes of the Saratoga CLO was $2.5 million, $7.5 million and $25.4 million, respectively.

The terms of the subordinated notes of Saratoga CLO entitles the Company to the residual net interest income in Saratoga CLO, which is paid on a quarterly basis after payment of all expenses, assuming that the Saratoga CLO remains in compliance with its various debt and rating agency compliance tests. The Company’s investment in the subordinated notes of Saratoga CLO can be sold or transferred at any time. The Company has held 100% of the subordinated notes of Saratoga CLO since the inception of Saratoga CLO.

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

With respect to the collateral management agreement that the Company has entered into with Saratoga CLO, while the agreement is similar to the investment advisory and management agreement between the Company and Saratoga Investment Advisors in that it is an asset management agreement, there are material differences between the two. For example, pursuant to Section 15 of the 1940 Act, the Management Agreement with Saratoga Investment Advisors has an initial term of two years, with annual renewals to be approved by the Company’s board of directors. The contract can be terminated by the Company’s board of directors or stockholders with 60 days’ notice, with no penalty for termination. The collateral management agreement that the Company has entered into with Saratoga CLO, on the other hand, has no renewal requirement, and can be terminated without cause with the approval of two-thirds of each of the class of CLO securities, excluding votes from interested noteholders (“Investment Manager Securities”). Furthermore, the Saratoga CLO collateral management agreement may be terminated with cause at the direction of a majority of the most senior class of the Saratoga CLO securities then outstanding, excluding votes from the Investment Manager Securities. If the Saratoga CLO collateral management agreement is terminated, the manager remains in place until a new manager is appointed by the issuer at the direction of either (i) a majority of the Saratoga CLO subordinated notes, and not rejected by a majority of the most senior class of CLO securities then outstanding, or (ii) a majority of the most senior class of CLO securities then outstanding, and not rejected by a majority of the Saratoga CLO subordinated notes, in each case within 20 days of notice of a vote regarding the successor manager. If no successor investment manager shall have been appointed within 120 days after the date of notice of resignation by the investment manager, the resigning investment manager, a majority of the controlling class or a majority of the subordinated notes may petition any court of competent jurisdiction for the appointment of a successor investment manager without the approval of the holders of the notes. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, we received a base management fee of 0.25% per annum and a subordinated management fee of 0.25% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

The securities issued by the Saratoga CLO do not have any external credit enhancement features that would minimize the potential losses to the subordinated notes. Saratoga CLO recognized losses on extinguishment of debt of approximately $1.2 million, $6.1 million and $3.4 million in the fiscal years ended February 28, 2019, February 28, 2017 and February 28, 2014, respectively, related to the December 2018, November 2016 and October 2013 refinancing, primarily as a result of the legal and accounting costs associated with the refinancing and the divestiture of certain Saratoga CLO loans not eligible for the refinanced Saratoga CLO. The cost of the refinancing was effectively borne by the Company as the holder of the subordinated notes in Saratoga CLO. The indenture for the Saratoga CLO does not contemplate the issuance of additional securities while the existing Saratoga CLO securities remain outstanding. The indenture could be amended to allow the issuance of additional securities, which would require consents of the holders of the Saratoga CLO debt securities and the approval of the rating agencies. The Saratoga CLO could issue additional securities pursuant to a refinancing of the existing securities. The costs of any such future refinancing would effectively be borne by us as the holder of the subordinated notes in Saratoga CLO.

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

As of February 28, 2019, the Saratoga CLO portfolio consisted of $510.3 million in aggregate principal amount of primarily senior secured first lien term loans. At February 28, 2019, 99.4% of the Saratoga CLO portfolio consisted of such loans to 243 borrowers with an average exposure to each borrower of $2.1 million. The weighted average maturity of the portfolio is 5.33 years. In addition, Saratoga CLO held $18.5 million in cash at February 28, 2019. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $23.5 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in Saratoga CLO of $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018.

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

On September 24, 2014, we announced the recommencement of quarterly dividends to our stockholders and have subsequently made distributions under this new policy. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

In order to maintain our qualification as a RIC, we must, for each fiscal year, distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2018 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2019 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2019, if any, and, if we do so, we would expect to incur federal excise taxes as a result. For the 2017 calendar year, our distributions were sufficient requiring no excise taxes.

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

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense, and in the past couple of years we believe there has been an increase in the amount of debt capital available on average. This has resulted in a somewhat more competitive environment for making new investments. Many middle-market companies are still unable to raise senior debt financing through traditional large financial institutions, and we believe this approach to financing remains difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de- emphasized their service and product offerings to middle-market companies in particular.

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

The incentive fee has the following two parts:

The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock or debt security, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities), accrued income that we have not yet received in cash. Pre- incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or realized gains or losses resulting from the extinguishment of our own debt. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.875% per quarter, subject to a “catch up” provision. The base management fee is calculated prior to giving effect to the payment of any incentive fees.

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

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment

Income allocated to income-related portion of incentive fee

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Management Agreement), and is calculated at the end of each applicable fiscal year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from May 31, 2010 on each investment in the Company’s portfolio. If such amount is positive at the end of such year, then the capital gains fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of capital gains fees paid in all prior years. If such amount is negative, then there is no capital gains fee for such year.

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

•

Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 0.4825% Pre- incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

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

Administration Agreement

Pursuant to a separate Administration Agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the Administration Agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Our board of directors, including a majority of independent directors, will annually review the compensation we pay to the Adviser to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and any proposed allocation of administrative expenses among us and any affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of the administrative services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable funds. The amount payable by us under the Administration Agreement was initially capped at $1.0 million for each annual term of the agreement. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one- year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018.

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

(b)

is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested Board of Directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019. “See Risk Factors – Recent legislation allows us to incur additional leverage.” We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. The only information we collect from stockholders is the holder’s name, address, number of shares and social security number. This information is used only so that we can send annual reports and other information about us to the stockholder and send the stockholder proxy statements or other information required by law. We restrict access to non-public personal information about our stockholders to our Investment Adviser’s and Administrator’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

Co-investment

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by Saratoga Investment Advisors or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no- action relief permitting for purchases of a single class of privately-placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, currently we only expect to co-invest on a concurrent basis with affiliates of Saratoga Investment Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

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

The SBIC license allows our SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA- guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debtholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

We received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of February 28, 2019, our SBIC LP subsidiary had $75.0 million in regulatory capital and $150.0 million of SBA- guaranteed debentures outstanding. The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC LP subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union in June 2016 led to further disruption and instability in the global markets (see “Risk Factors—Risks Related to Our Business and Structure—Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.”). There can be no assurance these market conditions will not repeat themselves or worsen in the future.

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

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the outcome of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

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

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. However, if we repurchase our outstanding debt securities, including our 6.75% Notes due 2023 (the “2023 Notes”) and 6.25% Notes due 2025 (the “2025 Notes”) and such repurchase results in our recording a net gain or loss on the extinguishment of debt for financial reporting and tax purposes, such net gain or loss will not be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our Investment Adviser under the Management Agreement.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the 2023 Notes and 2025 Notes. There can be no assurance that our leveraging strategy will be successful.

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

As of February 28, 2019, there were no outstanding borrowings under the Credit Facility. As of February 28, 2019, we had issued $150.0 million in SBA-guaranteed debentures, $74.5 million in aggregate principal amount of the 2023 Notes and $60.0 million in aggregate principal amount of 2025 Notes. On January 13, 2017, we redeemed the $61.8 million of outstanding 2020 Notes using the proceeds from the issuance of the 2023 Notes, leaving $9.8 million in net proceeds from the 2023 Notes offering. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Substantially all of our assets are pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock, 2023 Notes or the 2025 Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, Madison Capital Funding and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber- attacks and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber- incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We are generally permitted to incur indebtedness or issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution. With respect to stock that is a senior security, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous in order to make dividend distributions or repurchase certain of our securities.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or issue warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and the holders of a majority of our outstanding voting securities have approved such issuances within the prior year. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We do not currently have stockholder approval of issuances below net asset value.

Recent legislation allows us to incur additional leverage.

The 1940 Act previously prohibited us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we were allowed to increase our leverage capacity once the majority of our independent directors approved an increase in our leverage capacity, with such approval becoming effective after one year. On April 16, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

We will be subject to corporate-level U.S. income tax if we fail to qualify as a RIC.

We intend to maintain our qualification as a RIC under the Code. As a RIC, we do not pay U.S. federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain source of income, distribution and asset diversification requirements.

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

The annual distribution requirement is satisfied if we distribute to our stockholders on an annual basis an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources, we may be subject to corporate-level U.S. income tax.

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

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the 2023 Notes and 2025 Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% as of April 16, 2019; These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, we may on occasion hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK or, in certain cases, increasing interest rates or issued with warrants) and we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in Saratoga CLO, a collateralized loan obligation fund, that may differ from the distributions paid in respect of our investment in the subordinated notes of such collateralized loan obligation fund because of the factors set forth above or because distributions on the subordinated notes are contractually required to be diverted for reinvestment or to pay down outstanding indebtedness.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal corporate-level income tax.

The Tax Cuts and Jobs Act of 2017 (the “Tax Bill”) was enacted in the U.S. on December 22, 2017. Effective January 1, 2018, the Tax Bill lowered the federal tax rate from 34% to 21%. The Tax Bill and future regulatory actions pertaining to it could adversely impact the industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we currently estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us. For the year ended February 28, 2018, we did not record provisional amounts for the enactment-date effects of the Tax Bill by applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) regarding application of FASB ASC Topic 740, Income Taxes, because we had not yet completed our enactment-date accounting for these effects. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Bill for the year ended February 28, 2019. At February 28, 2019, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Bill as currently presented.

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

Substantially all of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as approved in good faith by our board of directors. Saratoga Investment Advisors may utilize the services of an independent valuation firm to aid it in determining fair value of investments for which market quotations are not readily available. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies default on their indebtedness.

We make unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of middle- market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

If we invest in the securities and other obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than expected investment values or income potentials and resale restrictions.

We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income may be diminished which may affect our ability to make distributions on our common stock or make interest and principal payments of the 2023 Notes and the 2025 Notes.

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

As of February 28, 2019, 77.4% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest- only loans.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2019, 30.3% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 72.5% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2019, 3.0% of the Company’s interest- only loans are loans that pay contractual PIK interest only.

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

Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.

At February 28, 2019, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $25.4 million and constituted 6.3% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2019, was composed of $510.3 million in aggregate principal amount of primarily senior secured first lien term loans and $18.5 million in uninvested cash. In addition, as of February 28, 2019, we also own $2.5 million of the F-R-2 Notes and $7.5 million of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $510.3 million aggregate principal amount of debt, as of February 28, 2019 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO, including the holders of $510.3 million aggregate principal amount of debt, as of February 28, 2019 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

Our investments in Saratoga CLO have a different risk profile than would direct investments made by us, including less information available and fewer rights regarding repayment compared to companies we invest in directly as well as complicated accounting and tax implications.

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

Saratoga CLO has senior loan portfolios that are concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2019, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 15.0% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in the healthcare & pharmaceuticals industry represented approximately 7.9% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

We have limited experience in managing a SBIC and any failure to comply with SBA regulations, resulting from our lack of experience or otherwise, could have an adverse effect on our operations.

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

Substantially all of our debt investments hold a non-investment grade rating by one or more rating agencies (which non- investment grade debt is commonly referred to as “high yield” and “junk” debt) or, where not rated by any rating agency, would be below investment grade or “junk”, if rated. A below investment grade or “junk” rating means that, in the rating agency’s view, there is an increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. We also invest in debt that defers or pays PIK interest. To the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could produce taxable income without a corresponding cash payment to us, and since we generally do not receive any cash prior to maturity of the debt, the investment will be of greater risk.

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

As of February 28, 2019, our investments in the business services industry represented approximately 62.8% of the fair value of our portfolio and our investments in the healthcare industry represented approximately 14.3% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. As a result, our SAAS portfolio companies may incur significant operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations. Because our SAAS portfolio companies are generally investments that are valued on recurring revenue rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation makes many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

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

We have in the past, and may continue to, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has issued a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20.0% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

Risks Related to Our 2023 and 2025 Notes

The 2023 and 2025 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2023 and 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly-owned subsidiaries. As a result, the 2023 and 2025 Notes are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 and 2025 Notes.

The 2023 and 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 and 2025 Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 and 2025 Notes and the 2023 and 2025 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future, including indebtedness under the Credit Facility. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 and 2025 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 and 2025 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 and 2025 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 2023 and 2025 Notes. As of February 28, 2019, there were no outstanding borrowings under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 28, 2019, we had $150.0 million in SBA- guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is structurally senior to the 2023 and 2025 Notes.

The indenture under which the 2023 and 2025 Notes are issued contains limited protection for holders of the 2023 and 2025 Notes.

The indenture under which the 2023 and 2025 Notes are issued offers limited protection to holders of the 2023 and 2025 Notes. The terms of the indenture and the 2023 and 2025 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 and 2025 Notes. In particular, the terms of the indenture and the 2023 and 2025 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 and 2025 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 and 2025 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 and 2025 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 and 2025 Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, once the approval we received from our independent directors becomes effective on April 16, 2019, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be);

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

In addition, the indenture does not require us to offer to purchase the 2023 and 2025 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2023 and 2025 Notes do not protect holders of the 2023 and 2025 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2023 and 2025 Notes may have important consequences for you as a holder of the 2023 and 2025 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 and 2025 Notes or negatively affecting the trading value of the 2023 and 2025 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2023 and 2025 Notes, including additional covenants and events of default. For example, the indenture under which the 2023 and 2025 Notes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2023 and 2025 Notes.

An active trading market for the 2023 and 2025 Notes may not develop or be sustained, which could limit the market price of the 2023 and 2025 Notes or the ability to sell them.

Although the 2023 Notes are listed on the NYSE under the symbol ‘‘SAB” and the 2025 Notes are listed on the NYSE under the symbol “SAF”, we cannot provide any assurances that an active trading market will develop or be maintained for the 2023 and 2025 Notes or that the 2023 and 2025 Notes will be able to be sold. At various times, the 2023 and 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the 2023 and 2025 Notes, or that the 2023 and 2025 Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the 2023 and 2025 Notes may be harmed.

We may choose to redeem the 2023 and 2025 Notes when prevailing interest rates are relatively low.

On or after December 21, 2019 and August 31, 2021, we may choose to redeem the 2023 Notes and 2025 Notes, respectively, from time to time, especially when prevailing interest rates are lower than the rate borne by the 2023 and 2025 Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 and 2025 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 and 2025 Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 and 2025 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 and 2025 Notes and substantially decrease the market value of the 2023 and 2025 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the 2023 and 2025 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Credit Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the 2023 and 2025 Notes, which could further limit our ability to repay our debt, including the 2023 and 2025 Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2023 and 2025 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

		Market Price
Fiscal Year Ended February 28, 2018	NAV(1)	High	Low
First Quarter	$21.69	$23.60	$20.54
Second Quarter	$22.37	$22.53	$20.28
Third Quarter	$22.58	$22.72	$20.65
Fourth Quarter	$22.96	$22.70	$19.65

		Market Price
Fiscal Year Ended February 28, 2019	NAV(1)	High	Low
First Quarter	$23.06	$22.94	$20.02
Second Quarter	$23.16	$27.74	$23.05
Third Quarter	$23.13	$24.70	$20.50
Fourth Quarter	$23.62	$23.40	$18.96

		Market Price
Fiscal Year Ending February 29, 2020	NAV(1)	High	Low
First Quarter through May 10, 2019	$ *	$25.60	$22.27

*	Not determinable at the time of filing.
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

As shown in the table below, as of February 28, 2019, we had purchased 218,491 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1. 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	—	$—	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 28, 2019	—	—	218,491	381,509

Total	218,491	$16.87

Holders

The last reported price for our common stock on May 10, 2019 was $24.98 per share. As of May 10, 2019, there were 15 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019:

Date Declared	Record Date	Payment Date	Amount per Share(2)
Fiscal Year Ended 2009:
May 22, 2008	May 30, 2008	June 13, 2008	$3.90
August 19, 2008	August 29, 2008	September 15, 2008	3.90
December 8, 2008	December 18, 2008	December 29, 2008	2.50

Total			$10.30

Fiscal Year Ended 2010:
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)

Total			$18.25

Fiscal Year Ended 2011:
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)

Total			$4.40

Fiscal Year Ended 2012:
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)

Total			$3.00

Fiscal Year Ended 2013:
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)

Total			$4.25

Fiscal Year Ended 2014:
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)

Total			$2.65

Fiscal Year Ended 2015:
September 24, 2014	November 3, 2014	November 28, 2014	$0.18	(1)
September 24, 2014	February 2, 2015	February 27, 2015	0.22	(1)

Total			$0.40

Fiscal Year Ended 2016:
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)
May 14, 2015	May 26, 2015	June 5, 2015	1.00	(1)
July 8, 2015	August 3, 2015	August 31, 2015	0.33	(1)
October 7, 2015	November 2, 2015	November 30, 2015	0.36	(1)
January 12, 2016	February 1, 2016	February 29, 2016	0.40	(1)

Total			$2.36

Fiscal Year Ended 2017:
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	(1)
July 7, 2016	July 29, 2016	August 9, 2016	0.43	(1)
August 8, 2016	August 24, 2016	September 5, 2016	0.20	(1)
October 5, 2016	October 31, 2016	November 9, 2016	0.44	(1)
January 12, 2017	January 31, 2017	February 9, 2017	0.45	(1)

Total			$1.93

Fiscal Year Ended 2018:
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	(1)
May 30, 2017	June 15, 2017	June 27, 2017	0.47	(1)
August 28, 2017	September 15, 2017	September 26, 2017	0.48	(1)
November 29, 2017	December 15, 2017	December 27, 2017	0.49	(1)

Total			$1.90

Fiscal Year Ended 2019:
February 26, 2018	March 14, 2018	March 26, 2018	$0.50	(1)
May 30, 2018	June 15, 2018	June 27, 2018	0.51	(1)
August 28, 2018	September 17, 2018	September 27, 2018	0.52	(1)
November 27, 2018	December 17, 2018	January 2, 2019	0.53	(1)

Total			$2.06

(1)	This dividend was paid by a combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.
(2)	In each case, all of our distributions have been paid from our earnings and there has not been any return of capital to investors.

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

In order to maintain tax treatment as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2018 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. For the 2017 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. For the 2014, 2015 and 2016 calendar years, our distributions were insufficient such that we incurred federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2019 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2019, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

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

Although this Revenue Procedure is no longer available and did not apply to our distributions for our fiscal year ended February 28, 2019, the revenue procedure was based upon certain applicable provisions of the Code and the Treasury regulations pursuant to which distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. Consistent with these provisions, the IRS has issued private letter rulings concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution.

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2019, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

On November 27, 2018, the Company declared a dividend of $0.53 per share, which was paid on January 2, 2019, to common stockholders of record on December 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

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

On November 29, 2017, our board of directors declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record on April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to all stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

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

On October 30, 2013, our board of directors declared a dividend of $2.65 per share, which was paid on December 27, 2013, to common stockholders of record on November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13, and 16, 2013.

On November 9, 2012, our board of directors declared a dividend of $4.25 per share, which was paid on December 31, 2012, to common stockholders of record on November 20, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share. Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

On November 15, 2011, our board of directors declared a dividend of $3.00 per share, which was paid on December 30, 2011, to common stockholders of record on November 25, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.0 million or $0.60 per share. Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.12 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

On November 12, 2010, we declared a dividend of $4.40 per share, which was paid on December 29, 2010. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $1.2 million or $0.44 per share. Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

On November 13, 2009, we declared a dividend of $18.25 per share, which was paid on December 31, 2009. Stockholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all stockholders was limited to $2.1 million or $0.25 per share. Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2019. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not make any purchases of our common stock in the open market during the years ended February 28, 2019 and February 28, 2018. During the year ended February 28, 2017, we purchased 193,074 shares of our common stock in the open market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data as of and for the years ended February 28, 2019, February 28, 2018, February 28, 2017, February 29, 2016 and February 28, 2015 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	As of and for the Year Ended February 28, 2019	As of and for the Year Ended February 28, 2018	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016	As of and for the Year Ended February 28, 2015
Consolidated Statements of Operations Data:
Investment income:
Interest from investments	$43,297	$35,110	$29,348	$26,871	$24,684
Management fee, incentive fee and other income	4,411	3,505	3,809	3,179	2,691

Total investment income	47,708	38,615	33,157	30,050	27,375

Operating expenses:
Interest and debt financing expenses	13,126	10,939	9,888	8,456	7,375
Base management and incentive management fees(1)	11,770	10,180	7,846	6,761	6,704
Administrator expenses	1,896	1,646	1,367	1,175	1,000
General and administrative and other expenses	3,641	3,133	2,896	2,866	2,328
Income/excise tax expense (benefit)	(1,027)	(15)	45	114	294

Total operating expenses	29,406	25,883	22,042	19,372	17,701
Loss on extinguishment of debt	—	—	1,455	—	—

Net investment income	18,302	12,732	9,660	10,678	9,674

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	4,874	(5,878)	12,368	226	3,276
Net change in unrealized appreciation (depreciation) on investments	(2,900)	10,825	(10,641)	741	(1,943)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,767)	—	—	—	—

Total net gain on investments	207	4,947	1,727	967	1,333

Net increase in net assets resulting from operations	$18,509	$17,679	$11,387	$11,645	$11,007

	As of and for the Year Ended February 28, 2019	As of and for the Year Ended February 28, 2018	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016	As of and for the Year Ended February 28, 2015
Per Share:
Adoption of ASC 606(2)	$(0.01)	$—	$—	$—	$—
Earnings per common share—basic and diluted(3)	2.63	2.93	1.98	2.09	2.04
Net investment income per share—basic and diluted(3)	2.60	2.11	1.68	1.91	1.80
Net realized and unrealized gain (loss) per share—basic and diluted(3)	0.03	0.82	0.30	0.18	0.24
Dividends declared per common share(4)	2.06	1.90	1.93	2.36	0.40
Issuance of common stock above net asset value(5)	0.15	—	—	—	—
Dilutive impact of dividends paid in stock on net asset value per share(6)	(0.05)	(0.04)	(0.14)	(0.37)	(0.02)
Net asset value per share	$23.62	$22.96	$21.97	$22.06	$22.70
Total return based on market value(7)	16.11%	5.28%	80.83%	4.27%	1.63%
Total return based on net asset value(8)	13.33%	14.45%	12.62%	11.10%	10.09%
Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$402,020	$342,694	$292,661	$283,996	$240,538
Total assets	470,672	360,336	318,651	295,047	263,560
Total debt outstanding, net of discount and/or deferred financing costs	277,151	206,486	181,476	160,749	132,117
Total net assets	180,875	143,691	127,295	125,150	122,599
Net asset value per common share	$23.62	$22.96	$21.97	$22.06	$22.70
Common shares outstanding at end of year	7,657,156	6,257,029	5,794,600	5,672,227	5,401,899
Other Data:
Investments funded	$187,708	$107,697	$126,935	$109,191	$104,872
Principal collections related to investment repayments or sales	$135,728	$66,312	$121,159	$68,174	$73,257
Number of investments at year end	58	56	53	59	64
Weighted average yield of income producing debt investments—Non-control/Non-affiliate(9)	10.93%	11.11%	10.66%	10.82%	10.63%
Weighted average yield on income producing debt investments—Affiliate(9)	13.56%	13.06%	12.17%	—	—
Weighted average yield on income producing debt investments—Control(9)	13.67%	16.97%	11.64%	16.40%	25.22%

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.
(2)	See Note 2 to the consolidated financial statements contained elsewhere herein.
(3)

For the years ended February 28, 2019, February 28, 2018, February 28, 2017, February 29, 2016 and February 28, 2015, amounts are calculated using weighted average common shares outstanding of 7,046,686, 6,024,040, 5,740,450, 5,582,453 and 5,385,049, respectively.

(4)	Calculated using the shares outstanding at the ex-dividend date.
(5)

The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(6)

Dilutive effect of the issuance of shares of common stock below net asset value per share in connection with the satisfaction of the Company’s annual RIC distribution requirement. See “Price Range of Common Stock—Dividend Policy.”

(7)

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

(8)

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

(9)

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the“1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2019, the Company sold 494,672 shares for gross proceeds of $11.2 million at an average price of $22.72 for aggregate net proceeds of $11.1 million (net of transaction costs).

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

On August 7, 2018, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from us in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 28, 2019, the maximum amount invested by us in the CLO 2013-1 Warehouse Loan amounted to $20.0 million.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

On December 14, 2018, the Company completed the third refinancing of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period of January 2020 was also added. In addition to and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid.

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

At February 28, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was initially refinanced in October 2013 with its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018.

On August 7, 2018, we entered into an unsecured loan agreement, CLO 2013-1 Warehouse Loan, with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from us in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 28, 2019, the maximum amount invested by us in the CLO 2013-1 Warehouse Loan amounted to $20.0 million.

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period of January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse Loan was repaid.

The Saratoga CLO remains effectively 100% owned and managed by Saratoga Investment Corp. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, we received a base management fee of 0.25% per annum and a subordinated management fee of 0.25% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds.

Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

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

•

A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis on each investment in the Company’s portfolio, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

We deferred cash payment of any incentive fee otherwise earned by our former investment adviser if, during the then most recent four full fiscal quarters ending on or prior to the date such payment was to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less liabilities) (before taking into account any incentive fees payable during that period) was less than 7.5% of our net assets at the beginning of such period. These calculations were appropriately pro-rated for the first three fiscal quarters of operation and adjusted for any share issuances or repurchases during the applicable period. Such incentive fee would become payable on the next date on which such test had been satisfied for the most recent four full fiscal quarters or upon certain terminations of the investment advisory and management agreement. We commenced deferring cash payment of incentive fees during the quarterly period ended August 31, 2007 and continued to defer such payments through the quarterly period ended May 31, 2010. As of July 30, 2010, the date on which GSCP (NJ), L.P. ceased to be our investment adviser and administrator, we owed GSCP (NJ), L.P. $2.9 million in fees for services previously provided to us; of which $0.3 million has been paid by us. GSCP (NJ), L.P. agreed to waive payment by us of the remaining $2.6 million in connection with the consummation of the stock purchase transaction with Saratoga Investment Advisors and certain of its affiliates described elsewhere in this Annual Report.

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

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018, effective for the first quarter that begins after the effective date. Management has adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. The presentation of certain prior year information has been adjusted to conform with these amendments.

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

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2019	February 28, 2018	February 28, 2017
		($ in millions)
Number of investments(1)	58	55	52
Number of portfolio companies(2)	31	30	28
Average investment per portfolio company(2)	$11.8	$10.9	$9.7
Average investment size(l)	$6.5	$6.0	$5.4
Weighted average maturity(3)	3.6yrs	3.5yrs	3.8yrs
Number of industries	8	10	10
Non-performing or delinquent investments (fair value)	$5.7	$9.5	$8.4
Fixed rate debt (% of interest earning portfolio)(3)	$55.7(16.3%)	$82.5(26.5%)	$44.2(16.9%)
Fixed rate debt (weighted average current coupon)(3)	10.4%	12.2%	11.4%
Floating rate debt (% of interest earning portfolio)(3)	$285.0(83.7%)	$229.3(73.5%)	$217.6(83.1%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.6%	8.8%	9.3%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)

At February 28, 2019, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO. At February 28, 2018 and February 28, 2017, excludes our investment in the subordinated notes of Saratoga CLO and Class F Notes tranche of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 28, 2019, we invested $187.7 million in new or existing portfolio companies and had $135.7 million in aggregate amount of exits and repayments resulting in net investments of $52.0 million for the year.

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

Portfolio Composition

Our portfolio composition at February 28, 2019, February 28, 2018 and February 28, 2017 at fair value was as follows:

	February 28, 2019		February 28, 2018		February 28, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	—%	—%	1.2%	5.9%	3.4%	5.3%
First lien term loans	50.5	10.9	57.6	11.1	54.3	10.5
Second lien term loans	31.3	11.7	27.7	11.9	30.0	11.7
Unsecured term loans	0.5	—	—	—	—	—
Structured finance securities	8.8	14.6	4.8	21.2	5.3	12.7
Equity interests	8.9	3.1	8.7	3.6	7.0	0.4

Total	100.0%	10.7%	100.0%	11.1%	100.0%	10.9%

At February 28, 2019, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $25.4 million and constituted 6.3% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2019 and February 28, 2018, was composed of $510.3 million and $310.4 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2019, we also own $2.5 million of the F-R-2 Notes and $7.5 million of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2019, $491.0 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.01 million. At February 28, 2018, $299.6 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investment were in default with a fair value of $1.8 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2019 and February 28, 2018 was as follows:

Saratoga Investment Corp.

	February 28, 2019		February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$336,061	83.6%	$291,509	85.0%
Yellow	4,600	1.1	9,522	2.8
Red	6	0.0	8	0.0
N/A(l)	61,353	15.3	41,655	12.2

Total	$402,020	100.0%	$342,694	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.8 million as of February 28, 2018 to $0.6 million as of February 28, 2019 primarily related to the decrease in reserve for the year from the sale and restructuring of TM Restaurant Group L.L.C.

The CMR distribution of Saratoga CLO investments at February 28, 2019 and February 28, 2018 was as follows:

Saratoga CLO

	February 28, 2019		February 28, 2018
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$462,171	92.7%	$275,412	90.1%
Yellow	28,839	5.8	24,230	7.9
Red	7,379	1.5	6,181	2.0
N/A(l)	16	0.0	7	0.0

Total	$498,405	100.0%	$305,830	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2019 and February 28, 2018:

Saratoga Investment Corp.

	February 28, 2019		February 28, 2018
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$252,676	62.8%	$190,886	55.7%
Healthcare Services	57,342	14.3	44,179	12.9
Education	48,076	12.0	26,778	7.8
Structured Finance Securities(l)	35,328	8.8	16,374	4.8
Consumer Services	3,166	0.8	17,199	5.0
Metals	2,827	0.7	4,313	1.3
Food and Beverage	2,100	0.5	9,522	2.8
Consumer Products	505	0.1	434	0.1
Media	—	—	18,159	5.3
Building Products	—	—	14,850	4.3

Total	$402,020	100.0%	$342,694	100.0%

(1)

At February 28, 2019, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO. At February 28, 2018, comprised of our investment in the subordinated notes and Class F Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2019 and February 28, 2018:

Saratoga CLO

	February 28, 2019		February 28, 2018*
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$74,638	15.0%	$31,892	10.4%
Healthcare & Pharmaceuticals	39,242	7.9	22,976	7.5
High Tech Industries	38,886	7.8	34,482	11.3
Services: Business	36,575	7.3	36,272	11.9
Media: Advertising Printing & Publishing	31,799	6.4	15,603	5.1
Telecommunications	28,156	5.6	18,741	6.1
Services: Consumer	24,712	5.0	18,768	6.1
Beverage Food & Tobacco	23,436	4.7	10,083	3.3
Retail	23,018	4.6	19,463	6.4
Aerospace & Defense	16,836	3.4	10,632	3.5
Chemicals Plastics & Rubber	15,841	3.2	13,384	4.4
Consumer goods: Non-durable	15,528	3.1	2,896	0.9
Hotel Gaming & Leisure	15,373	3.1	5,121	1.7
Automotive	13,373	2.7	9,134	3.0
Construction & Building	13,293	2.7	3,442	1.1
Media: Diversified & Production	13,086	2.6	7,142	2.3
Transportation: Cargo	11,137	2.2	5,012	1.6
Media: Broadcasting & Subscription	10,410	2.1	11,137	3.6
Containers Packaging & Glass	10,033	2.0	4,495	1.5
Capital Equipment	9,638	1.9	6,378	2.1
Consumer goods: Durable	6,324	1.3	5,370	1.8
Energy: Electricity	5,059	1.0	1,905	0.6
Metals & Mining	5,048	1.0	2,254	0.7
Transportation: Consumer	4,773	1.0	1,991	0.7
Forest Products & Paper	4,555	0.9	2,913	1.0
Utilities: Oil & Gas	2,953	0.6	—	—
Utilities: Electric	2,941	0.6	976	0.3
Environmental Industries	979	0.2	—	—
Energy: Oil & Gas	763	0.1	835	0.3
Utilities: Water	—	—	2,533	0.8

Total	$498,405	100.0%	$305,830	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2019 and February 28, 2018. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2019		February 28, 2018
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Southeast	$130,604	32.5%	$155,240	45.3%
Midwest	116,388	29.0	101,604	29.6
Southwest	50,236	12.5	21,855	6.4
Northeast	19,061	4.7	35,234	10.3
West	10,777	2.7	4,540	1.3
Northwest	8,636	2.1	7,847	2.3
Other(1)	66,318	16.5	16,374	4.8

Total	$402,020	100.0%	$342,694	100.0%

(1)

At February 28, 2019, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and foreign investments. At February 28, 2018, comprised of our investment in the subordinated notes, Class F Notes tranche of Saratoga CLO and foreign investments.

Results of operations

Operating results for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 were as follows:

	For the Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
	($ in thousands)
Total investment income	$47,708	$38,615	$33,157
Total operating expenses	29,406	25,883	22,042
Loss on extinguishment of debt	—	—	1,455

Net investment income	18,302	12,732	9,660
Net realized gains (losses) from investments	4,874	(5,878)	12,368
Net change in unrealized appreciation (depreciation) on investments	(2,900)	10,825	(10,641)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,767)	—	—

Net increase in net assets resulting from operations	$18,509	$17,679	$11,387

Investment income

The composition of our investment income for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 were as follows:

	For the Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
	($ in thousands)
Interest from investments	$43,297	$35,110	$29,348
Management fee income	1,722	1,509	1,499
Incentive fee income	633	591	—
Interest from cash and cash equivalents and other income	2,056	1,405	2,310

Total investment income	$47,708	$38,615	$33,157

For the fiscal year ended February 28, 2019, total investment income increased $9.1 million, or 23.5% compared to the fiscal year ended February 28, 2018. Interest income from investments increased $8.2 million, or 23.3%, to $43.3 million for the year ended February 28, 2019 from $35.1 million for the fiscal year ended February 28, 2018. This reflects an increase of 17.3% in total investments to $402.0 million at February 28, 2019 from $342.7 million at February 28, 2018. At February 28, 2019, the weighted average current yield on investments was 10.7% compared to 11.1% at February 28, 2018, which offset some of the increase.

For the fiscal year ended February 28, 2018, total investment income increased $5.5 million, or 16.5% compared to the fiscal year ended February 28, 2017. Interest income from investments increased $5.8 million, or 19.6%, to $35.1 million for the year ended February 28, 2018 from $29.3 million for the fiscal year ended February 28, 2017. This reflects an increase of 17.1% in total investments to $342.7 million at February 28, 2018 from $292.7 million at February 28, 2017, as well as the weighted average current yield increasing from 10.9% to 11.1%.

For the fiscal year ended February 28, 2019 and February 28, 2018, total PIK income was $4.2 million and $2.8 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generates PIK interest income.

For the fiscal year ended February 28, 2018 and February 28, 2017, total PIK income was $2.8 million, and $0.7 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generates PIK interest income.

For the year ended February 28, 2019 and February 28, 2018, incentive fee income of $0.6 million and $0.6 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved. For the year ended February 28, 2017, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved. Following the third refinancing of the CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 were as follows:

	For the Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
	($ in thousands)
Interest and debt financing expenses	$13,126	$10,939	$9,888
Base management fees	6,879	5,846	4,899
Incentive management fees	4,891	4,334	2,948
Professional fees	1,849	1,591	1,243
Administrator expenses	1,896	1,646	1,367
Insurance	253	260	276
Directors fees and expenses	291	197	235
General and administrative and other expenses	1,248	1,085	1,141
Income tax benefit	(1,027)	—	—
Excise tax expense (credit)	—	(15)	45

Total operating expenses	$29,406	$25,883	$22,042

For the year ended February 28, 2019, total operating expenses increased $3.5 million, or 13.6% compared to the year ended February 28, 2018. For the year ended February 28, 2018, total operating expenses increased $3.8 million, or 17.4% compared to the year ended February 28, 2017.

For the years ended February 28, 2019 and February 28, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in total outstanding debt. The increase is primarily attributable to an increase in average outstanding debt from $212.1 million for the year ended February 28, 2018 to $249.3 million for the year ended February 28, 2019. For the year ended February 28, 2019, the weighted average interest rate on our outstanding indebtedness was 4.62% compared to the 4.50% for the year ended February 28, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate. At February 28, 2019 and February 28, 2018, the SBA debentures represented 52.7% and 64.9% of overall debt, respectively.

For the years ended February 28, 2018 and February 28, 2017, the increase in interest and debt financing expenses is primarily attributable to an increase in outstanding SBA debentures. Our SBA debentures increased from $112.7 million at February 28, 2017 to $137.7 million at February 28, 2018. For the year ended February 28, 2018, the weighted average interest rate on our outstanding indebtedness was 4.50% compared to the 4.76% for the fiscal year ended February 28, 2017. The decrease in weighted average interest rate was primarily driven by an increase in SBA debentures that carry a lower interest rate as well as the notes payable interest rate decreasing from 7.50% to 6.75% following the refinancing of the 2020 Notes. SBA debentures increased from 60.2% of overall debt as February 28, 2017 to 64.9% as of February 28, 2018, primarily due to the increase in outstanding SBA debentures.

For the year ended February 28, 2019, base management fees increased $1.0 million, or 17.7% compared to the fiscal year ended February 28, 2018. The increase in base management fees results from the 17.7% increase in the average value of our total assets, less cash and cash equivalents, from $334.1 million as of February 28, 2018 to $393.1 million as of February 28, 2019. For the year ended February 28, 2018, base management fees increased $0.9 million, or 19.3% compared to the fiscal year ended February 28, 2017. The increase in base management fees results from the 15.4% increase in the average value of our total assets, less cash and cash equivalents, from $289.4 million as of February 28, 2017 to $334.1 million as of February 28, 2018.

For the year ended February 28, 2019, incentive management fees increased $0.6 million, or 12.9% compared to the fiscal year ended February 28, 2018. The first part of the incentive management fees increased this year from $3.4 million for the year ended February 28, 2018 to $4.6 million for the year ended February 28, 2019, as higher average total assets of 17.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains decreased from $0.9 million for the fiscal year ended February 28, 2018 to $0.3 million for the fiscal year ended February 28, 2019, reflecting the net realized and unrealized loss on investments this year, including the impact of the deferred taxes on unrealized appreciation.

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

For the year ended February 28, 2019, professional fees increased $0.3 million, or 16.3% compared to the fiscal year ended February 28, 2018. For the year ended February 28, 2018, professional fees increased $0.3 million, or 27.9% compared to the fiscal year ended February 28, 2017. This increase primarily relates to increased legal, valuation and accounting fees, including additional cost related to the Sarbanes-Oxley Act implementation.

For the year ended February 28, 2019, administrator expenses increased $0.3 million, or 15.2% compared to the fiscal year ended February 28, 2018, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. For the year ended February 28, 2018, administrator expenses increased $0.3 million, or 20.4% compared to the fiscal year ended February 28, 2017, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017.

As discussed above, the increase in interest and debt financing expenses for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 is primarily attributable to an increase in the amount of outstanding debt as compared to the prior years. For the fiscal year ended February 28, 2019, the average borrowings outstanding under the Credit Facility was approximately $3.4 million and the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.10%. For the fiscal year ended February 28, 2018, the average borrowings outstanding under the Credit Facility was approximately $7.1 million and the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.02%. For the fiscal year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility. For the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, the average borrowings outstanding of SBA debentures was $146.0 million, $130.1 million and $107.6 million, respectively. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.20%, 3.14% and 3.13%, respectively. During the year ended February 28, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $25.2 million. During the years ended February 28, 2019, 2018 and 2017, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million, $74.5 million and $74.5 million, respectively. During the year ended February 28, 2017, the average dollar amount of our 7.50% fixed-rate 2020 Notes outstanding was $61.8 million.

For the years ended February 28, 2019, 2018 and 2017, there were income tax benefits of $1.0 million, $0.0 million and $0.0 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2019, the Company had $135.7 million of sales, repayments, exits or restructurings resulting in $4.9 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2019 were as follows (dollars in thousands):

Fiscal year ended February 28, 2019

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
HMN Holdco, LLC	Equity Interests	$642,019	$61,647	$580,372
HMN Holdco, LLC	Equity Interests	4,539,322	438,353	4,100,969

For the year ended February 28, 2019, the $4.7 million of net realized gains on our investments in HMN Holdco, LLC was due to a refinancing transaction that included the sale of our equity position.

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

The $7.7 million of net realized loss on our investment in My Alarm Center, LLC was due to the completion of a sales transaction, following increasing leverage levels combined with declining market conditions in the sector.

The $1.8 million of net realized gain on our investment in Mercury Funding, LLC was driven by the completion of a sales transaction with a strategic acquirer.

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

The $6.0 million of net realized gain on our investment in Take 5 Oil Change, L.L.C. was due to the completion of a sales transaction with a strategic acquirer.

The $3.4 million of net realized gain on our investments in Legacy Cabinets, Inc. were due to a period of steadily improving performance, leading up to our sale of shares in Legacy Cabinets, Inc.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2019, our investments had a net change in unrealized depreciation of $2.9 million versus a net change in unrealized appreciation of $10.8 million for the year ended February 28, 2018. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2019, were the following (dollars in thousands):

Fiscal year ended February 28, 2019

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Elyria Foundry, L.L.C.	Equity Interests	$9,685	$1,804	$(7,881)	$(1,630)
Roscoe Medical, Inc.	Second Lien Term Loan	4,189	2,499	(1,690)	(1,419)
Netreo Holdings, LLC	Equity Interests	3,150	5,179	2,029	2,029
My Alarm Center, LLC	Equity Interests	2,358	1,113	(1,245)	(1,274)

The $1.6 million net change in unrealized depreciation in our investment in Elyria Foundry, L.L.C. was driven by changes in oil and gas end markets since year-end and increased labor costs, negatively impacting the Company’s performance.

The $1.4 million net change in unrealized depreciation in our investment in Roscoe Medical, Inc. was driven by decreased operating margins and reduced overall financial performance.

The $2.0 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $1.3 million net change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by the issuance of new securities senior to existing investments.

For the year ended February 28, 2018, our investments had a net change in unrealized appreciation of $10.8 million versus a net change in unrealized depreciation of $10.6 million for the year ended February 28, 2017. The most significant cumulative changes in unrealized appreciation for the year ended February 28, 2018, were the following (dollars in thousands):

Fiscal year ended February 28, 2018

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Equity Interests	$9,685	$3,434	$(6,251)	$2,553
My Alarm Center, LLC	Second Lien Term Loan	—	—	—	2,298
Easy Ice, LLC	Equity Interests	8,761	10,760	1,999	1,999
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	9,296	11,875	2,579	1,948

The $2.6 million of net change in unrealized appreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a continued increase in oil and gas markets, positively impacting the company’s performance.

The $2.3 million of net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the completion of a sales transaction. In recognizing this loss as a result of the sale, unrealized depreciation was adjusted to zero, which resulted in a $2.3 million change in unrealized appreciation for the year.

The $2.0 million of net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by the completion of a strategic acquisition that increased the scale and earnings of the business.

The $1.9 million of net change in unrealized appreciation in our investment in Saratoga CLO was driven by continued improved performance of the Saratoga CLO.

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

The $5.8 million of net change in unrealized depreciation in our investment in Take 5 Oil Change, L.L.C. was driven by the completion of a sales transaction with a strategic acquirer. In realizing this gain as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $5.8 million change in unrealized depreciation for the year.

The $4.0 million of net change in unrealized depreciation in our investments in Legacy Cabinets, Inc. were driven by the completion of a sales transaction. In realizing these gains as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $4.0 million change in unrealized depreciation for the year.

The $1.6 million of net change in unrealized depreciation in our investment in Elyria Foundry Company, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the company’s performance.

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recorded a net increase in net assets resulting from operations of $18.5 million, $17.7 million and $11.4 million, respectively. Based on 7,046,686 weighted average common shares outstanding as of February 28, 2019, our per share net increase in net assets resulting from operations was $2.63 for the fiscal year ended February 28, 2019. This compares to a per share net increase in net assets resulting from operations of $2.93 for the fiscal year ended February 28, 2018 (based on 6,024,040 weighted average common shares outstanding as of February 28, 2018), and a per share net increase in net assets resulting from operations of $1.98 for the fiscal year ended February 28, 2017 (based on 5,740,450 weighted average common shares outstanding as of February 28, 2017).

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 234.5% as of February 28, 2019 and 293.0% as of February 28, 2018. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2018, we had no outstanding borrowings under the Credit Facility and $137.7 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2019 and February 28, 2018 was $30.6 million and $27.4 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 234.5% as of February 28, 2019 and 293.0% as of February 28, 2018.

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

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of February 28, 2019, our SBIC subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

•

we will not violate (regardless of whether we are subject to) Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no- action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a) (1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain the BDC’s status as a regulated investment company under the Code. Currently these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200.0% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

At February 28, 2019, the total 2023 Notes and 2025 Notes outstanding was $74.5 million and $60.0 million, respectively.

In connection with the issuance of the 2023 Notes and 2025 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

•

we will not declare any dividend (except a dividend payable in our stock), or declare any other distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 150.0%, as such obligation may be amended or superseded, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and in each case giving effect to (i) any exemptive relief granted to us by the SEC, and (ii) any SEC no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, as such obligation may be amended or superseded, in order to maintain such BDC’s status as a regulated investment company under Subchapter M of the Code.

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

At February 28, 2019 and February 28, 2018, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	February 28, 2019		February 28, 2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$30,799	6.6%	$3,928	1.1%
Cash and cash equivalents, reserve accounts	31,295	6.7	9,850	2.8
Syndicated loans	—	—	4,106	1.1
First lien term loans	202,846	43.7	197,359	55.4
Second lien term loans	125,786	27.1	95,075	26.7
Unsecured term loans	2,100	0.5	—	—
Structured finance securities	35,328	7.6	16,374	4.6
Equity interests	35,960	7.8	29,780	8.3

Total	$464,114	100.0%	$356,472	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2019, the Company sold 494,672 shares for gross proceeds of $11.2 million at an average price of $22.72 for aggregate net proceeds of $11.1 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2019, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

On November 27, 2018, our board declared a dividend of $0.53 per share payable on January 2, 2019, to common stockholders of record on December 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

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

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of February 28, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	40,000	110,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$114,451	$170,000

Off-balance sheet arrangements

As of February 28, 2019 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $4.5 million and $4.9 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2019 and February 28, 2018 is shown in the table below (dollars in thousands):

	February 28, 2019	February 28, 2018
Axiom Purchaser, Inc.	$1,000	$—
CLEO Communications Holdings, LLC	—	2,000
Destiny Solutions, Inc.	1,500	—
GDS Holdings US, LLC	1,000	—
GreyHeller LLC	—	2,000
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	—	917

Total	$4,500	$4,917

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

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, including relative changes in different interest rates, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At February 28, 2019, we had $284.5 million of borrowings outstanding. There were no borrowings outstanding under the revolving credit facility as of February 28, 2019.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $2.8 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $2.7 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
($ in thousands)
-50	$(1,367)	$—	$(1,367)	$(0.19)
-25	(689)	—	(689)	(0.10)
25	706	—	706	0.10
50	1,418	—	1,418	0.20
100	2,842	—	2,842	0.40
200	5,692	—	5,692	0.81
300	8,541	—	8,541	1.21
400	11,390	—	11,390	1.62

The table above assumes no defaults or prepayments by portfolio companies over the next twelve months. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility (with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense).

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2019.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of February 28, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in the consolidated financial statements of the Company in this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	59	Chairman of the Board and Chief Executive Officer	2010	2021
Michael J. Grisius	55	President and Director	2011	2020
Independent Directors
Steven M. Looney	69	Director	2007	2019
Charles S. Whitman III	77	Director	2007	2019
G. Cabell Williams	65	Director	2007	2020

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

Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management, revenue enhancement and business process improvement for middle market enterprises and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the United States Securities and Exchange Commission. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co. and as Chief Financial and Administrative Officer of WH Industries, as well as his financial, accounting and legal expertise.

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

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is also a Senior Manager, Director of Farragut Capital Partners which is a Chevy Chase, Maryland based Mezzanine Fund. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23-year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, CIO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, CIO and Managing Director.

Executive Officer Who Is Not Also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Henri J. Steenkamp	43	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp—Mr. Steenkamp, 43 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer of the holding company through January 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10.0% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10.0% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10.0% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended February 28, 2019.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors implemented since the filing of our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

Director Compensation

Our independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out- of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.”

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2019:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$—	$—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$96,000	$96,000
Charles S. Whitman III	88,000	88,000
G. Cabell Williams	88,000	88,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year 2019, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10, 2019, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 7,764,844 shares of common stock outstanding as of May 10, 2019. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,596,727	(1)	20.6%
Michael J. Grisius	153,725		2.0%
Executive Officer
Henri J. Steenkamp	9,254		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	2,969		*
G. Cabell Williams	48,690		*

All Directors and Executive Officers as a Group	1,813,873		23.4%

Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	774,287		10.0%
Elizabeth Oberbeck(3)	624,183		8.0%
Thomas V. Inglesby	354,236		4.6%

*	Less than 1.0%

Mr. Oberbeck and Mr. Inglesby are affiliates who make up 25.1% of the ownership of SAR.

(1)

Includes 614,142 shares of common stock directly held by Mr. Oberbeck, 119,376 shares of common stock held by Saratoga Investment Advisors, which Mr. Oberbeck controls, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 20,304 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 948 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 624,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.

(2)

Based on information included in Amendment No. 8 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 14, 2019. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into a Management Agreement with Saratoga Investment Advisors, LLC. We have also entered into a license agreement with Saratoga Investment Advisors, LLC, pursuant to which Saratoga Investment Advisors has agreed to grant us a non- exclusive, royalty-free license to use the name “Saratoga.” In addition, pursuant to the terms of the Administration Agreement, Saratoga Investment Advisors, LLC provides us with the office facilities and administrative services necessary to conduct our day- to-day operations. Mr. Oberbeck, our chief executive officer, is the primary investor in and controls Saratoga Investment Advisors, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2019 and February 28, 2018, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2019	February 28, 2018
Audit Fees	$725,000	$643,500
Tax Fees	41,200	40,000

Total Fees	$766,200	$683,500

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2019	February 28, 2018
CLO Audit Fees	$65,000	$102,905
Tax Services for Company’s Subsidiaries	—	121,990
All Other Fees	26,000	27,000

Total Fees	$91,000	$251,895

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

2018 fees have been adjusted to conform with 2019 fees presentation.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2019 and February 28, 2018

Consolidated Statements of Operations for the years ended February 28, 2019, February 28, 2018 and February 28, 2017

Consolidated Schedules of Investments as of February 28, 2019 and February 28, 2018

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2019, February 28, 2018 and February 28, 2017

Consolidated Statements of Cash Flows for the years ended February 28, 2019, February 28, 2018 and February 28, 2017

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

Exhibit Number	Description

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 13, 2019	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive	May 13, 2019
Christian L. Oberbeck	Officer (Principal Executive Officer)

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 13, 2019
Michael J. Grisius

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 13, 2019
Henri J. Steenkamp	Principal Financial Officer)

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 13, 2019
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 13, 2019
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 13, 2019
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 13, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2019 and 2018, by correspondence with the custodians, debt agents and lenders. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2006.

New York, New York

May 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Saratoga Investment Corp.’s internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Saratoga Investment Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated May 13, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

May 13, 2019

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2019	February 28, 2018
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $307,136,188 and $281,534,277, respectively)	$306,511,427	$286,061,722
Affiliate investments (amortized cost of $18,514,716 and $18,358,611, respectively)	11,463,081	12,160,564
Control investments (amortized cost of $76,265,189 and $39,797,229, respectively)	84,045,212	44,471,767

Total investments at fair value (amortized cost of $401,916,093 and $339,690,117, respectively)	402,019,720	342,694,053
Cash and cash equivalents	30,799,068	3,927,579
Cash and cash equivalents, reserve accounts	31,295,326	9,849,912
Interest receivable (net of reserve of $647,210 and $1,768,021, respectively)	3,746,604	3,047,125
Due from affiliate (See Note 6)	1,673,747	—
Management and incentive fee receivable	542,094	233,024
Other assets	595,543	584,668

Total assets	$470,672,102	$360,336,361

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(605,189)	(697,497)
SBA debentures payable	150,000,000	137,660,000
Deferred debt financing costs, SBA debentures payable	(2,396,931)	(2,611,120)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(1,919,620)	(2,316,370)
2025 Notes payable	60,000,000	—
Deferred debt financing costs, 2025 notes payable	(2,377,551)	—
Base management and incentive fees payable	6,684,785	5,776,944
Deferred tax liability	739,716	—
Accounts payable and accrued expenses	1,615,443	924,312
Interest and debt fees payable	3,224,671	3,004,354
Directors fees payable	62,000	43,500
Due to manager	319,091	410,371

Total liabilities	$289,796,915	$216,644,994

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 7,657,156 and 6,257,029 common shares issued and outstanding, respectively	$7,657	$6,257
Capital in excess of par value	203,552,800	188,975,590
Total distributable earnings (loss)	(22,685,270)	(45,290,480)

Total net assets	180,875,187	143,691,367

Total liabilities and net assets	$470,672,102	$360,336,361

NET ASSET VALUE PER SHARE	$23.62	$22.96

Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$33,329,539	$26,648,380	$26,167,951
Affiliate investments	963,289	886,948	246,035
Control investments	4,785,044	4,768,534	2,281,397
Payment-in-kind interest income:
Non-control/Non-affiliate investments	780,112	984,305	652,847
Affiliate investments	150,284	80,460	—
Control investments	3,288,902	1,741,334	—

Total interest from investments	43,297,170	35,109,961	29,348,230
Interest from cash and cash equivalents	64,024	27,495	31,151
Management fee income	1,722,180	1,509,317	1,499,001
Incentive fee income	633,232	591,368	—
Other income	1,991,357	1,376,837	2,278,770

Total investment income	47,707,963	38,614,978	33,157,152

OPERATING EXPENSES
Interest and debt financing expenses	13,125,718	10,938,654	9,888,127
Base management fees	6,879,324	5,846,400	4,898,657
Incentive management fees	4,891,004	4,333,983	2,947,543
Professional fees	1,849,424	1,590,798	1,243,400
Administrator expenses	1,895,833	1,645,833	1,366,667
Insurance	253,141	259,571	275,787
Directors fees and expenses	290,500	197,500	235,422
General & administrative	1,224,462	1,058,009	1,121,594
Income tax benefit	(1,027,118)	—	—
Excise tax expense (credit)	—	(14,738)	44,770
Other expense	23,466	27,310	19,780

Total operating expenses	29,405,754	25,883,320	22,041,747
Loss on extinguishment of debt	—	—	1,454,595

NET INVESTMENT INCOME	18,302,209	12,731,658	9,660,810

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	4,874,305	(5,877,734)	12,368,115
Control investments	—	166	—

Net realized gain (loss) from investments	4,874,305	(5,877,568)	12,368,115
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(5,152,206)	6,178,457	(11,687,337)
Affiliate investments	(853,588)	818,323	(3,141)
Control investments	3,105,485	3,828,275	1,049,034

Net change in unrealized appreciation (depreciation) on investments	(2,900,309)	10,825,055	(10,641,444)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,766,835)	—	—

Net realized and unrealized gain (loss) on investments	207,161	4,947,487	1,726,671

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,509,370	$17,679,145	$11,387,481

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$2.63	$2.93	$1.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	7,046,686	6,024,040	5,740,450

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
INCREASE FROM OPERATIONS:
Net investment income	$18,302,209	$12,731,658	$9,660,810
Net realized gain (loss) from investments	4,874,305	(5,877,568)	12,368,115
Net change in unrealized appreciation (depreciation) on investments	(2,900,309)	10,825,055	(10,641,444)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,766,835)	—	—

Net increase in net assets resulting from operations	18,509,370	17,679,145	11,387,481

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders (a)	(14,188,588)	(11,375,577)	(11,057,075)

Net decrease in net assets from shareholder distributions	(14,188,588)	(11,375,577)	(11,057,075)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	32,150,157	7,838,351	—
Stock dividend distribution	2,175,893	2,362,814	5,147,335
Repurchases of common stock	—	—	(3,332,839)
Offering costs	(1,397,712)	(108,143)	—

Net increase in net assets from capital share transactions	32,928,338	10,093,022	1,814,496

Total increase in net assets	37,249,120	16,396,590	2,144,902
Net assets at beginning of period, as previously reported	143,691,367	127,294,777	125,149,875
Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—	—

Net assets at beginning of period, as adjusted	143,626,067	127,294,777	125,149,875

Net assets at end of period (b)	$180,875,187	$143,691,367	$127,294,777

(a)

Distributions from net investment income and from net realized gains are no longer required to be separately disclosed. See Note 2. For the years ended February 28, 2018 and February 28, 2017, total distributions represented distributions from net investment income of $11,375,577 and $11,057,075, respectively.

(b)

Parenthetical disclosure of accumulated undistributed net investment income is no longer required. See Note 2. For the years ended February 28, 2018 and February 28, 2017, end of period net assets included accumulated distributions in excess of net investment income of $27,862,543 and $27,737,348, respectively.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,509,370	$17,679,145	$11,387,481
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(4,149,105)	(2,664,627)	(580,268)
Net accretion of discount on investments	(1,222,735)	(1,035,501)	(582,186)
Amortization of deferred debt financing costs	1,187,613	990,035	2,487,716
Net deferred income taxes	(1,027,118)	—	—
Net realized (gain) loss from investments	(4,874,305)	5,877,568	(12,368,115)
Net change in unrealized (appreciation) depreciation on investments	2,900,309	(10,825,055)	10,641,444
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	1,766,835	—	—
Proceeds from sales and repayments of investments	135,727,976	66,312,032	121,158,873
Purchase of investments	(187,707,807)	(107,697,157)	(126,934,895)
(Increase) decrease in operating assets:
Interest receivable	(699,479)	247,325	(98,531)
Due from affiliate	(1,673,747)	—	—
Management and incentive fee receivable	(309,070)	(61,918)	(1,090)
Cumulative effect of the adoption of ASC 606 (See Note 2)	(65,300)	—	—
Other assets	(89,865)	(273,897)	70,488
Receivable from unsettled trades	—	253,041	46,959
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	907,841	(37,748)	220,736
Accounts payable and accrued expenses	691,131	215,458	(99,719)
Interest and debt fees payable	220,317	240,117	1,212,168
Payable for repurchases of common stock	—	—	(20,957)
Directors fees payable	18,500	(8,000)	20,000
Due to manager	(91,280)	12,866	179,412

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(39,979,919)	(30,776,316)	6,739,516

Financing activities
Borrowings on debt	45,590,000	59,800,000	9,000,000
Paydowns on debt	(33,250,000)	(34,800,000)	—
Issuance of notes	60,000,000	—	74,450,500
Repayments of notes	—	—	(61,793,125)
Payments of deferred debt financing costs	(2,878,120)	(1,277,266)	(3,225,528)
Proceeds from issuance of common stock	32,150,157	7,838,351	—
Payments of offering costs	(1,302,520)	(82,483)	—
Repurchases of common stock	—	—	(3,332,839)
Payments of cash dividends	(12,012,695)	(9,012,763)	(6,785,339)

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,296,822	22,465,839	8,313,669

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	48,316,903	(8,310,477)	15,053,185
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	13,777,491	22,087,968	7,034,783

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$62,094,394	$13,777,491	$22,087,968

Supplemental information:
Interest paid during the period	$11,717,786	$9,708,503	$7,642,838
Cash paid for taxes	66,295	208,164	144,247
Supplemental non-cash information:
Payment-in-kind interest income	$4,149,105	$2,664,627	$580,268
Net accretion of discount on investments	1,222,735	1,035,501	582,186
Amortization of deferred debt financing costs	1,187,613	990,035	2,487,716
Stock dividend distribution	2,175,893	2,362,814	5,147,335

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2019

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliate investments—169.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,922,851	$18,000,000	10.0%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	10/1/2018	$1,000,000	992,183	1,000,000	0.6%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	635,781	0.4%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,514,320	13,437,153	13,514,320	7.5%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$12,142,015	12,040,280	12,142,015	6.7%
Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$8,500,000	8,426,441	8,489,800	4.7%
Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,062,440	0.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 11.12% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,122	3,314,520	1.8%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	505,509	0.3%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 14.12% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,888,102	15,796,316	15,888,102	8.8%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.49% Cash, 11/16/2023	5/16/2018	$23,000,000	22,844,123	23,000,000	12.7%
GDS Holdings US, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$7,500,000	7,430,649	7,495,500	4.0%
GDS Holdings US, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$—	—	—	0.0%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	277,139	0.2%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	629,555	0.3%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.00%), 11.62% Cash, 3/31/2021	8/25/2014	$24,100,000	23,991,294	24,100,000	13.3%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	15,000,000	8.3%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.87% Cash, 7/1/2022	7/1/2016	$18,000,000	17,889,554	17,881,200	9.9%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,942,155	8,864,100	4.9%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$5,500,000	5,451,758	5,537,400	3.1%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.37% Cash, 7/5/2023	7/5/2018	$5,000,000	4,955,204	5,063,500	2.8%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,339,705	0.7%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$9,311,956	9,310,703	9,371,929	5.2%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,210,149	1.2%

		Total Business Services			190,711,402	195,322,664	108.0%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,713,605	505,094	0.3%

		Total Consumer Products			1,713,605	505,094	0.3%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	1,112,543	0.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC	Consumer Services	Preferred Equity Class Z Units 25.00% PIK	9/12/2018	676	655,987	2,053,514	1.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	3,166,057	1.7%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/31/2020	5/31/2017	$16,000,000	15,929,485	16,032,000	8.9%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 11.12% Cash, 9/13/2023	9/13/2018	$21,446,929	21,273,211	21,438,351	11.9%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	792,165	0.4%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.37% Cash, 6/2/2021	12/2/2015	$10,000,000	9,952,251	9,807,000	5.4%

		Total Education			49,124,365	48,075,776	26.6%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,100,286	1.2%

		Total Food and Beverage			2,216,427	2,100,286	1.2%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	402,990	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$10,000,000	9,923,962	10,020,000	5.5%
Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.79% Cash, 9/27/2023	7/25/2014	$19,950,000	19,877,861	19,991,895	11.1%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	2,387,705	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.12% Cash, 1/31/2022	1/31/2017	$15,000,000	14,898,535	15,096,000	8.3%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	208,250	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,263,114	6,735,710	3.8%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,189,094	2,499,000	1.4%

		Total Healthcare Services			58,559,643	57,341,550	31.7%

Sub Total Non-control/Non-affiliate investments					307,136,188	306,511,427	169.5%

Affiliate investments—6.3% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.62% Cash, 11/16/2021	11/17/2016	$7,000,000	6,956,976	7,140,000	4.0%
GreyHeller LLC(f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,496,169	0.8%

		Total Business Services			7,806,976	8,636,169	4.8%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,804,200	1.0%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,022,712	1,022,712	1,022,712	0.5%

		Total Metals			10,707,740	2,826,912	1.5%

Sub Total Affiliate investments					18,514,716	11,463,081	6.3%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments—46.5% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	$9,683,612	$13,357,444	7.4%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$21,184,063	21,126,021	21,268,799	11.8%
Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$3,804,244	3,768,025	3,819,461	2.1%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,067,057	5,021,133	5,092,899	2.8%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Units	7/3/2018	3,150,000	3,150,000	5,179,101	2.9%

		Total Business Services			42,748,791	48,717,704	27.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.67%, 1/20/2030	1/22/2008	$69,500,000	23,516,398	25,393,508	14.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 11.37%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,483,500	1.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 12.62%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,450,500	4.1%

		Total Structured Finance Securities			33,516,398	35,327,508	19.5%

Sub Total Control investments					76,265,189	84,045,212	46.5%

TOTAL INVESTMENTS—222.3% (b)					$401,916,093	$402,019,720	222.3%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—34.3% (b)
U.S. Bank Money Market (l)				62,094,394	$62,094,394	$62,094,394	34.3%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				62,094,394	$62,094,394	$62,094,394	34.3%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 28, 2019, non-qualifying assets represent 16.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $180,875,187 as of February 28, 2019.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 16.67% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2019 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$963,289	$—	$—	$776,012
Elyria Foundry Company, L.L.C.	—	—	150,284	—	—	(1,629,600)

Total	$—	$—	$1,113,573	$—	$—	$(853,588)

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2019 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management and Incentive Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$1,684,448	$—	$3,424,369	$—	$—	$1,720,004
Easy Ice Masters, LLC	3,629,682	—	161,468	—	—	51,436
Netreo Holdings, LLC	8,100,000	—	374,843	—	—	2,100,867
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,268,609	(48,083)	2,922,372	2,355,412	—	(701,722)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F Note	—	(4,500,000)	412,069	—	—	900
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	2,500,000	—	61,761	—	—	(16,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	7,500,000	—	205,333	—	—	(49,500)
Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd.	20,000,000	(20,000,000)	511,731	—	—	—

Total	$57,682,739	$(24,548,083)	$8,073,946	$2,355,412	$—	$3,105,485

(h)	Non-income producing at February 28, 2019.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2019. (see Note 8 to the consolidated financial statements).
(k)

As of February 28, 2019, the investment was on non-accrual status. The fair value of these investments was approximately $5.7 million, which represented 1.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2019.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2019 was 2.49%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2019 was 2.62%.

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

February 28, 2019

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TT, Inc. and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the year ended February 28, 2019.

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

As of February 28, 2019, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short- term liquid investments in money market funds, representing payments received on secured investments or other reserved amounts associated with the Company’s $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the senior secured revolving credit facility.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2019	February 28, 2018	February 28, 2017
Cash and cash equivalents	$30,799,068	$3,927,579	$9,306,543
Cash and cash equivalents, reserve accounts	31,295,326	9,849,912	12,781,425

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$62,094,394	$13,777,491	$22,087,968

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•

Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

•

An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

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

The Company’s investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.7 million, or 1.4% of the fair value of our portfolio. At February 28, 2018, certain investments in two portfolio companies were on non-accrual status with a fair value of approximately $9.5 million, or 2.8% of the fair value of our portfolio.

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325, Investments-Other, Beneficial Interests in Securitized Financial Assets, (“ASC 325”), based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

Adoption of ASC 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements in Revenue Recognition (“ASC 605”). In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period for annual periods beginning after December 15, 2017.

Under the new guidance, the Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this standard, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligation(s) are satisfied and control is transferred to the customer. Management has concluded that the majority of its revenues associated with financial instruments are scoped out of ASC 606, and has concluded that the only significant impact relates to the timing of the recognition of the CLO incentive fee income. The adoption of ASC 606 did not have an impact on the Company’s management fee income or investment income.

The Company adopted ASC 606 to all applicable contracts under the modified retrospective approach using the practical expedient provided for within paragraph 606-10-65-1(f)(4); therefore, the presentation of prior year periods has not been adjusted. The Company recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balance of components of equity as of March 1, 2018.

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

Upon the adoption of ASC 606, the Company recognizes incentive fee income only when the amount is realized and no longer subject to reversal. Therefore, the Company no longer recognizes unrealized incentive fee income in the consolidated financial statements. The adoption of ASC 606 results in the delayed recognition of unrealized incentive fee income in the consolidated financial statements until they become realized at the end of the measurement period and all uncertainties are eliminated, which is typically quarterly.

The Company adopted ASC 606 for incentive fee income using the modified retrospective approach with an effective date of March 1, 2018. The cumulative effect of the adoption resulted in the reversal of $0.07 million of unrealized incentive fee income and is presented as a reduction to the opening balances of components of equity as of March 1, 2018.

The following table presents the impact of incentive fee income on the consolidated statement of assets and liabilities upon the adoption of ASC 606 effective March 1, 2018:

Consolidated Statement of Assets and Liabilities

	February 28, 2018
	As Reported	Adjustments(1)	As Adjusted for Adoption of ASC 606
Management and incentive fee receivable	$233,024	$(65,300)	$167,724
Total assets	360,336,361	(65,300)	360,271,061
Cumulative effect adjustment for Adoption of ASC 606	—	(65,300)	(65,300)
Total net assets	143,691,367	(65,300)	143,626,067
NET ASSET VALUE PER SHARE	$22.96	$(0.01)	$22.95

(1)	Unrealized incentive fee receivable balance as of February 28, 2018.

In conjunction with the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”) on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. Prior to the refinancing, the Company received $0.6 million in incentive fees from the Saratoga CLO and is reported as incentive fee income on the Company’s consolidated statement of operations for the year ended February 28, 2019.

Without the adoption of ASC 606, there was no impact to the consolidated statement of assets and liabilities as of February 28, 2019. For the year ended February 28, 2019, the impact on the consolidated statement of operations without the adoption of ASC 606 is shown in the table below:

Consolidated Statements of Operations

	For the Year Ended February 28, 2019
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$633,232	$(65,300)	$567,932
Total investment income	47,707,963	(65,300)	47,642,663
NET INVESTMENT INCOME	18,302,209	(65,300)	18,236,909
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	18,509,370	(65,300)	18,444,070
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$2.63	$(0.01)	$2.62

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with our SBA debentures are deferred and amortized using the straight-line method over the life of the debentures.

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

Income Taxes

The Company has elected to be treated for tax purposes as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes, except as related to the Taxable Blockers when applicable.

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

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code or tax blockers, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Taxable Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2019, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2016, 2017 and 2018 federal tax years for the Company remain subject to examination by the IRS. As of February 28, 2019 and February 28, 2018, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations, relating to the capital gains incentive fee payable on the consolidated statements of assets and liabilities, by the Company to the Manager when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the Manager if the Company were to liquidate its investment portfolio at such time.

The actual incentive fee payable to the Company’s Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains net of realized and unrealized losses for the period.

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018. Management has adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. The presentation of certain prior year information has been adjusted to conform with these amendments.

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

•

Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

•

Level 3— Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of February 28, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$202,846	$202,846
Second lien term loans	—	—	125,786	125,786
Unsecured term loans	—	—	2,100	2,100
Structured finance securities	—	—	35,328	35,328
Equity interests	—	—	35,960	35,960

Total	$—	$—	$402,020	$402,020

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2019 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Net change in unrealized appreciation (depreciation) on investments	(73)	412	(1,690)	(116)	(767)	(666)	(2,900)
Purchases and other adjustments to cost	73	90,680	50,712	20,000	24,269	7,346	193,080
Sales and repayments	(4,106)	(85,431)	(18,311)	(17,784)	(4,548)	(5,548)	(135,728)
Net realized gain (loss) from investments	—	(174)	—	—	—	5,048	4,874

Balance as of February 28, 2019	$—	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$—	$905	$(1,599)	$(116)	$(768)	$3,805	$2,227

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2, or 3 during the year ended February 28, 2019.

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

Restructures in and out for the year ended February 28, 2018 included a restructure of Easy Ice, LLC of $26.7 million from a first lien term loan to a second lien term loan; a restructure of Mercury Funding, LLC’s first lien term loan of $15.8 million to a second lien term loan; and a restructure of My Alarm Center, LLC’s second lien term loan of $2.6 million to an equity interest.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$202,846	Market Comparables	Market Yield (%)	8.6% - 13.2%	11.0%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	125,786	Market Comparables	Market Yield (%)	10.5% - 41.1%	12.8%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,100	Market Comparables	Market Yield (%)	15.00%	15.0%
			EBITDA Multiples (x)	4.8x	4.8x
Structured finance securities	35,328	Discounted Cash Flow	Discount Rate (%)	9.0% - 15.0%	13.6%
Equity interests	35,960	Market Comparables	EBITDA Multiples (x)	4.0x - 14.7x	6.7x
			Revenue Multiples (x)	0.6x - 39.6x	10.1x

Total	$402,020

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and signiticant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
Syndicated loans	$4,106	Market Comparables	Third-Party Bid (%)	100.0%	100.0%
First lien term loans	197,359	Market Comparables	Market Yield (%)	7.3% - 13.4%	10.9%
			EBITDA Multiples (x)	3.0x	3.0x
			Third-Party Bid (%)	97.6% - 100.1%	98.7%
Second lien term loans	95,075	Market Comparables	Market Yield (%)	10.0% - 16.5%	12.2%
			EBITDA Multiples (x)	5.0x	5.0x
			Third-Party Bid (%)	100.0%	100.0%
Structured finance securities	16,374	Discounted Cash Flow	Discount Rate (%)	8.5% - 15.0%	15.0%
Equity interests	29,780	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	7.5x
			Revenue Multiples (x)	0.6x - 39.6x	18.7x

Total	$342,694

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of February 28, 2019, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$202,328	50.3%	$202,846	50.5%
Second lien term loans	127,793	31.8	125,786	31.3
Unsecured term loans	2,217	0.6	2,100	0.5
Structured finance securities	33,516	8.3	35,328	8.8
Equity interests	36,062	9.0	35,960	8.9

Total	$401,916	100.0%	$402,020	100.0%

The composition of our investments as of February 28, 2018, at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Syndicated loans	$4,033	1.2%	$4,106	1.2%
First lien term loans	197,253	58.1	197,359	57.6
Second lien term loans	95,392	28.1	95,075	27.7
Structured finance securities	13,796	4.0	16,374	4.8
Equity interests	29,216	8.6	29,780	8.7

Total	$339,690	100.0%	$342,694	100.0%

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

Our investments in Saratoga CLO are carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuations of our investments in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuations for our investments in Saratoga CLO at February 28, 2019. The significant inputs at February 28, 2019 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 15.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+355bps / $99.50

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”)

On January 22, 2008, the Company entered into a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO was initially refinanced in October 2013 with its reinvestment period extended to October 2016. On November 15, 2016, the Company completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018.

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. Interest accrued on the investment in the CLO 2013-1 Warehouse Loan is included in interest income on the Company’s consolidated statement of operations. During the year ended February 28, 2019, the maximum amount invested by the Company in the CLO 2013-1 Warehouse Loan amounted to $20.0 million.

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period ending January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. As part of this refinancing, the Company also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse loan was repaid.

The Saratoga CLO remains 100.0% owned and managed by the Company. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we accrued management fee income of $1.7 million, $1.5 million and $1.5 million, respectively, and interest income of $2.9 million, $2.4 million and $1.9 million, respectively, from the Saratoga CLO. For the years ended February 28, 2019 and February 28, 2018, we recognized $0.6 million and $0.6 million, respectively, related to the incentive management fee from Saratoga CLO. For the year ended February 28, 2017, we did not accrue any amounts related to the incentive management fee from Saratoga CLO as the 12.0% hurdle rate had not yet been achieved.

As of February 28, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2019, Saratoga CLO had investments with a principal balance of $510.3 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.3%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 28, 2019, the present value of the projected future cash flows of the subordinated notes was approximately $26.6 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $55.9 million, management fees of $19.3 million and incentive fees of $1.2 million.

As of February 28, 2018, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $11.9 million. As of February 28, 2018, Saratoga CLO had investments with a principal balance of $310.4 million and a weighted average spread over LIBOR of 3.9% and had debt with a principal balance of $282.4 million with a weighted average spread over LIBOR of 2.4%. As of February 28, 2018, the present value of the projected future cash flows of the subordinated notes, was approximately $12.2 million, using a 15.0% discount rate.

The separate audited financial statements of the Saratoga CLO as of February 28, 2019 and February 28, 2018, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, are presented on page S-1.

Note 5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 28, 2019 and February 28, 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to expired capital losses, nondeductible excise tax, reversal of blocker income earned, market discount and interest income with respect to the Saratoga CLO which is consolidated for tax purposes as follows (dollars in thousands):

	February 28, 2019	February 28, 2018
Capital in excess of par value	$(18,350)	$(11,601)
Total distributable earnings (loss)	18,350	11,601

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 was as follows (dollars in thousands):

	February 28, 2019	February 28, 2018	February 28, 2017
Ordinary income	$14,189	$11,376	$11,057
Capital gains	—	—	—
Return of capital	—	—	—

Total	$14,189	$11,376	$11,057

For federal income tax purposes, as of February 28, 2019, the aggregate net unrealized depreciation for all securities was $9.3 million. The aggregate cost of securities for federal income tax purposes was $874.4 million.

For federal income tax purposes, as of February 28, 2018, the aggregate net unrealized depreciation for all securities was $2.0 million. The aggregate cost of securities for federal income tax purposes was $638.6 million.

As of February 28, 2019 and February 28, 2018, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2019	February 28, 2018
Post October loss deferred	$—	$—
Accumulated capital losses	(14,982)	(38,474)
Other temporary differences	991	(649)
Undistributed ordinary income	751	2,351
Unrealized appreciation (depreciation)	(9,257)	(1,980)

Total components of accumulated losses	$(22,497)	$(38,752)

The Company had incurred capital losses of $19.3 million for year ended February 28, 2011 that expired on February 28, 2019 and incurred capital losses of $13.0 million for the year ended February 28, 2010 that expired as of February 28, 2018.

As of February 28, 2019, the Company had a short-term capital loss of $10.7 million and a long-term capital loss of $4.3 million, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

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

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2016—2019) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions with the Modernization were are effective for the Company for the year ended February 29, 2012. The Modernization Act was the first major piece of legislation affecting RICs since 1986 and it modernized several of the federal income and excise tax provisions related to RICs. Some highlights of the enacted provisions are as follows:

New capital losses may now be carried forward indefinitely and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss.

The Modernization Act contains simplification provisions, which are aimed at preventing disqualification of a RIC for “inadvertent” failures of the asset diversification and/or qualifying income tests. Additionally, the Modernization Act exempts RICs from the preferential dividend rule and repealed the 60-day designation requirement for certain types of pay-through income and gains.

Finally, the Modernization Act contains several provisions aimed at preserving the character of distributions made by a fiscal year RIC during the portion of its taxable year ending after October 31 or December 31, reducing the circumstances under which a RIC might be required to file amended Forms 1099 to restate previously reported distributions.

SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TT, Inc., and SIA-Vector, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2019, February 28, 2018 and February 28, 2017, were as follows:

	February 28, 2019	February 28, 2018	February 28, 2017
Total deferred tax assets	$2,533,426	$—	$—
Total deferred tax liabilities	(1,766,835)	—	—
Valuation allowance on net deferred tax assets	(1,506,307)	—	—

Net deferred tax liability	$(739,716)	$—	$—

As of February 28, 2019, the valuation allowance on deferred tax assets was $1.5 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net change in unrealized appreciation (depreciation) on investments reported in the consolidated statement of operations includes $1.8 million, $0 and $0 of net deferred tax (benefit) expense for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 28, 2019	February 28, 2018	February 28, 2017
Current
Federal	$—	$—	$—
State	—	—	—

Net current expense	—	—	—

Deferred
Federal	686,445	—	—
State	53,271	—	—

Net deferred expense	739,716	—	—

Net tax provision	$739,716	$—	$—

The Company has federal net operating loss carryforwards of $3.3 million which will expire starting in 2036, with the remaining net operating loss carryforwards of $4.4 million having an indefinite life. In addition, the Company has state net operating loss carryforwards of $6.5 million, which begin to expire in 2022.

Income tax expense was computed by applying the U.S. federal statutory rate of 21% combined with the weighted average state tax rate applicable to each taxable blocker based on the states they operate in.

Note 6. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 9, 2018, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

The base management fee of 1.75% is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters. The base management fee is paid quarterly following the filing of the most recent 10-Q.

The incentive management fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100.0% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter; and 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no claw back of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

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

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company incurred $6.9 million, $5.8 million and $4.9 million in base management fees, respectively. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company incurred $4.6 million, $3.4 million and $2.8 million in incentive fees related to pre- incentive fee net investment income. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we accrued $0.3 million, $0.9 million and $0.1 million, respectively, in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2019, the base management fees accrual was $1.9 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, the base management fees accrual was $1.5 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recognized $1.9 million, $1.6 million and $1.4 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2018, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company neither bought nor sold any investments from the Saratoga CLO.

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recognized $1.7 million, $1.5 million and $1.5 million in management fee income, respectively. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recognized $0.6 million, $0.6 million and $0.0 million in incentive fee income, respectively.

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

On December 14, 2018, the Company completed the third refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non- call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2019, there remained an outstanding receivable of $1.7 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

During the year ended February 28, 2019, the maximum amount invested by the Company in the CLO 2013-1 Warehouse Loan amounted to $20.0 million, with interest income of $0.5 million recognized related to the CLO 2013-1 Warehouse Loan and is included in interest from investments on the Company’s consolidated statement of operations for the year ended February 28, 2019.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 234.5% as of February 28, 2019 and 293.0% as of February 28, 2018. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

On February 24, 2012, we amended the Credit Facility to, among other things:

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

On September 17, 2014, we entered into a second amendment to the Credit Facility to, among other things:

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

On May 18, 2017, we entered into a third amendment to the Credit Facility to, among other things:

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

As of February 28, 2019 and February 28, 2018, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recorded $0.7 million, $0.8 million and $0.4 million of interest expense, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recorded $0.1 million, $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the fiscal year ended February 28, 2019, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $3.4 million and 7.10%, respectively. For the fiscal year ended February 28, 2018, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $7.1 million and 6.02%, respectively. For the fiscal year ended February 28, 2017, there were no outstanding borrowings under the Credit Facility.

The Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Credit Facility has an eight-year term, consisting of a three-year period (the “Revolving Period”), under which the Company may make and repay borrowings, and a final maturity five years from the end of the Revolving Period. Availability on the Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the Borrowing Base. Funds may be borrowed at the greater of the prevailing one-month LIBOR rate and 1.00%, plus an applicable margin of 4.75%. At the Company’s option, funds may be borrowed based on an alternative base rate, which in no event will be less than 2.00%, and the applicable margin over such alternative base rate is 3.75%. In addition, the Company will pay the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Credit Facility for the duration of the Revolving Period.

Our borrowing base under the Credit Facility was $30.6 million, subject to the Credit Facility cap of $45.0 million at February 28, 2019. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2019 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2018, as filed with the SEC on January 9, 2019. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of February 28, 2019, we have funded SBIC LP with $75.0 million of equity capital and have $150.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA- guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debtholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As of February 28, 2019 and February 28, 2018, there was $150.0 million and $137.7 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recorded $4.7 million, $4.1 million and $3.4 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we recorded $0.5 million, $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2019, February 28, 2018 and February 28, 2017 on the outstanding borrowings of the SBA debentures was 3.20%, 3.14% and 3.13%, respectively. During the years ended February 28, 2019 and February 28, 2018, the average dollar amount of SBA debentures outstanding was $146.0 million and $130.1 million, respectively.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of February 28, 2019, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

As of February 28, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of February 28, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $59.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively. The fair value of the 2025 Notes and 2023 Notes, which both are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2018, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.5 million, respectively.

For the year ended February 28, 2019, we recorded $1.6 million of interest expense and $0.2 million of amortization of deferred financing costs related to the 2025 Notes. For the year ended February 28, 2019, the average dollar amount of 2025 Notes outstanding was $25.2 million. For the years ended February 28, 2019 and February 28, 2018, we recorded $5.0 million and $5.0 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2019 and February 28, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the year ended February 28, 2017, we recorded $1.0 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2023 Notes and $4.0 million of interest expense and $0.3 million of amortization of deferred financing costs related to the 2020 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the year ended February 28, 2017, the average dollar amount of 2023 Notes and 2020 Notes outstanding was $74.5 million and $61.8 million, respectively.

Note 8. Commitments and Contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of February 28, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1-3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	40,000	110,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$114,451	$170,000

Off-balance sheet arrangements

As of February 28, 2019 and February 28, 2018, the Company’s off-balance sheet arrangements consisted of $4.5 million and $4.9 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2019 and February 28, 2018 is shown in the table below (dollars in thousands):

	February 28, 2019	February 28, 2018
Axiom Purchaser, Inc.	$1,000	$—
CLEO Communications Holdings, LLC	—	2,000
Destiny Solutions, Inc.	1,500	—
GDS Holdings US, LLC	1,000	—
GreyHeller LLC	—	2,000
Omatic Software, LLC	1,000	—
Pathway Partners Vet Management Company LLC	—	917

Total	$4,500	$4,917

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out- of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, we incurred $0.3 million, $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of February 28, 2019 and February 28, 2018, $0.06 million and $0.04 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2019, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of February 28, 2019, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. As of February 28, 2019, the Company sold 494,672 shares for gross proceeds of $11.2 million at an average price of $22.72 for aggregate net proceeds of $11.1 million (net of transaction costs).

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

The Company elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, as shown in the tables below:

	For the Year Ended February 28, 2019
	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367
Cumulative effect of the adoption of ASC 606 (Note 2)	—	—	—	(65,300)	(65,300)

Balance at March 1, 2018	6,257,029	6,257	188,975,590	(45,355,780)	143,626,067

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,927,648	3,927,648
Net realized gain (loss) from investments	—	—	—	212,008	212,008
Net change in unrealized appreciation (depreciation) on investments	—	—	—	643,205	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(940,546)	(940,546)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,128,513)	(3,128,513)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	25,355	25	504,853	—	504,878
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—

Balance at May 31, 2018	6,282,384	6,282	189,480,443	(44,641,978)	144,844,747

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,144,228	5,144,228
Net realized gain (loss) from investments	—	—	—	163	163
Net change in unrealized appreciation (depreciation) on investment	—	—	—	(2,154,521)	(2,154,521)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	152,546	152,546
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,204,014)	(3,204,014)
Capital Share Transactions:
Proceeds from issuance of common stock	1,150,000	1,150	28,748,850	—	28,750,000
Stock dividend distribution	21,563	22	511,523	—	511,545
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,386,667)	—	(1,386,667)

Balance at August 31, 2018	7,453,947	7,454	217,354,149	(44,703,576)	172,658,027

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,138,941	5,138,941
Net realized gain (loss) from investments	—	—	—	(67,164)	(67,164)
Net change in unrealized appreciation (depreciation) on investment	—	—	—	(1,031,113)	(1,031,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(371,581)	(371,581)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,876,050)	(3,876,050)
Capital Share Transactions:
Proceeds from issuance of common stock	10,373	10	241,228	—	241,238
Stock dividend distribution	25,863	26	578,057	—	578,083
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,290)	—	(1,290)

Balance at November 30, 2018	7,490,183	7,490	218,172,144	(44,910,543)	173,269,091

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,091,392	4,091,392
Net realized gain (loss) from investments	—	—	—	4,729,298	4,729,298
Net change in unrealized appreciation (depreciation) on investment	—	—	—	(357,880)	(357,880)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(607,254)	(607,254)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,980,011)	(3,980,011)
Capital Share Transactions:
Proceeds from issuance of common stock	136,176	136	3,158,783	—	3,158,919
Stock dividend distribution	30,797	31	581,356	—	581,387
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(9,755)	—	(9,755)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(18,349,728)	18,349,728	—

Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

	For the Year Ended February 28, 2018
	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2017	5,794,600	$5,795	$190,483,931	$(63,194,949)	$127,294,777

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,504,449	3,504,449
Net realized gain (loss) from investments	—	—	—	95,589	95,589
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,585,951)	(2,585,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,665,516)	(2,665,516)
Capital Share Transactions:
Proceeds from issuance of common stock	60,779	60	1,367,108	—	1,367,168
Stock dividend distribution	29,096	29	622,059	—	622,088
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(23,951)	—	(23,951)

Balance at May 31, 2017	5,884,475	5,884	192,449,147	(64,846,378)	127,608,653

Increase (Decrease) from Operations:
Net investment income	—	—	—	2,891,051	2,891,051
Net realized gain (loss) from investments	—	—	—	(5,774,854)	(5,774,854)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	9,753,662	9,753,662
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,792,293)	(2,792,293)
Capital Share Transactions:
Proceeds from issuance of common stock	56,575	57	1,272,188	—	1,272,245
Stock dividend distribution	26,222	26	525,421	—	525,447
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(24,303)	—	(24,303)

Balance at August 31, 2017	5,967,272	5,967	194,222,453	(60,768,812)	133,459,608

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,015,511	3,015,511
Net realized gain (loss) from investments	—	—	—	20,936	20,936
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,226,543	1,226,543
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,865,735)	(2,865,735)
Capital Share Transactions:
Proceeds from issuance of common stock	148,759	149	3,345,720	—	3,345,869
Stock dividend distribution	33,551	34	677,467	—	677,501
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(34,010)	—	(34,010)

Balance at November 30, 2017	6,149,582	6,150	198,211,630	(59,371,557)	138,846,223

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,320,647	3,320,647
Net realized gain (loss) from investments	—	—	—	(219,239)	(219,239)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,430,801	2,430,801
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,052,033)	(3,052,033)
Capital Share Transactions:
Proceeds from issuance of common stock	82,012	82	1,852,987	—	1,853,069
Stock dividend distribution	25,435	25	537,753	—	537,778
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(25,879)	—	(25,879)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(11,600,901)	11,600,901	—

Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367

	For the Year Ended February 28, 2017
	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 29, 2016	5,672,227	$5,672	$188,714,329	$(63,570,126)	$125,149,875

Increase (Decrease) from Operations:
Net investment income	—	—	—	2,538,549	2,538,549
Net realized gain (loss) from investments	—	—	—	6,102,905	6,102,905
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,353,867)	(5,353,867)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,346,312)	(2,346,312)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	123,492	123	1,750,778	—	1,750,901
Repurchases of common stock	(45,497)	(45)	(713,138)	—	(713,183)
Offering costs	—	—	—	—	—

Balance at May 31, 2016	5,750,222	5,750	189,751,969	(62,628,851)	127,128,868

Increase (Decrease) from Operations:
Net investment income	—	—	—	2,603,781	2,603,781
Net realized gain (loss) from investments	—	—	—	5,936,750	5,936,750
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,268,913)	(3,268,913)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,616,930)	(3,616,930)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	58,168	58	949,392	—	949,450
Repurchases of common stock	(67,580)	(67)	(1,169,317)	—	(1,169,384)
Offering costs	—	—	—	—	—

Balance at August 31, 2016	5,740,810	5,741	189,532,044	(60,974,163)	128,563,622

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,418,874	3,418,874
Net realized gain (loss) from investments	—	—	—	260,244	260,244
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,105,342)	(2,105,342)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,508,967)	(2,508,967)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	83,334	83	1,425,262	—	1,425,345
Repurchases of common stock	(75,897)	(76)	(1,373,970)	—	(1,374,046)
Offering costs	—	—	—	—	—

Balance at November 30, 2016	5,748,247	5,748	189,583,336	(61,909,354)	127,679,730

Increase (Decrease) from Operations:
Net investment income	—	—	—	1,099,606	1,099,606
Net realized gain (loss) from investments	—	—	—	68,216	68,216
Net change in unrealized appreciation (depreciation) on investments	—	—	—	86,678	86,678
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(2,584,866)	(2,584,866)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	50,453	51	1,021,588	—	1,021,639
Repurchases of common stock	(4,100)	(4)	(76,222)	—	(76,226)
Offering costs	—	—	—	—	—
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(44,771)	44,771	—

Balance at February 28, 2017	5,794,600	$5,795	$190,483,931	$(63,194,949)	$127,294,777

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2019	February 28, 2018	February 28, 2017
Net increase in net assets resulting from operations	$18,509	$17,679	$11,387
Weighted average common shares outstanding	7,046,686	6,024,040	5,740,450
Weighted average earnings per common share	$2.63	$2.93	$1.98

Note 12. Dividend

On November 27, 2018, the Company declared a dividend of $0.53 per share, which was paid on January 2, 2019, to common stockholders of record on December 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,797 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

On August 28, 2018, the Company declared a dividend of $0.52 per share, which was paid on September 27, 2018, to common stockholders of record as of September 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,863 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

On May 30, 2018, the Company declared a dividend of $0.51 per share, which was paid on June 27, 2018, to common stockholders of record as of June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,563 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

On February 26, 2018, the Company declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,355 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

On November 29, 2017, the Company declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, the Company declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record as of September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, the Company declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record as of June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

On February 28, 2017, the Company declared a dividend of $0.46 per share, which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

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

The following tables summarize dividends declared for the years ended February 28, 2019, February 28, 2018, February 28, 2017, February 29, 2016 and February 28, 2015 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 27, 2018	December 17, 2018	January 2, 2019	$0.53	$3,980
August 28, 2018	September 17, 2018	September 27, 2018	0.52	3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$2.06	$14,189

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 29, 2017	December 15, 2017	December 27, 2017	$0.49	$3,052
August 28, 2017	September 15, 2017	September 26, 2017	0.48	2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666

Total dividends declared			$1.90	$11,376

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 12, 2017	January 31, 2017	February 9, 2017	$0.45	$2,585
October 5, 2016	October 31, 2016	November 9, 2016	0.44	2,509
August 8, 2016	August 24, 2016	September 5, 2016	0.20	1,151
July 7, 2016	July 29, 2016	August 9, 2016	0.43	2,466
March 31, 2016	April 15, 2016	April 27, 2016	0.41	2,346

Total dividends declared			$1.93	$11,057

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	$2,278
October 7, 2015	November 2, 2015	November 30, 2015	0.36	2,028
July 8, 2015	August 3, 2015	August 31, 2015	0.33	1,844
May 14, 2015	May 26, 2015	June 5, 2015	1.00	5,429
April 9, 2015	May 4, 2015	May 29, 2015	0.27	1,466

Total dividends declared			$2.36	$13,045

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
September 24, 2014	February 2, 2015	February 27, 2015	$0.22	$1,189
September 24, 2014	November 3, 2014	November 28, 2014	0.18	968

Total dividends declared			$0.40	$2,157

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2019, February 28, 2018, February 28, 2017, February 29, 2016 and February 28, 2015:

	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015
Per share data
Net asset value at beginning of period	$22.96	$21.97	$22.06	$22.70	$21.08
Adoption of ASC 606	(0.01)	—	—	—	—

Net asset value at beginning of period, as adjusted	22.95	21.97	22.06	22.70	21.08
Net investment income(1)	2.60	2.11	1.68	1.91	1.80
Net realized and unrealized gains (losses) on investments(1)	0.03	0.82	0.30	0.18	0.24

Net increase in net assets resulting from operations	2.63	2.93	1.98	2.09	2.04
Distributions declared from net investment income	(2.06)	(1.90)	(1.93)	(2.36)	(0.40)

Total distributions to stockholders	(2.06)	(1.90)	(1.93)	(2.36)	(0.40)
Issuance of common stock above net asset value(2)	0.15	—	—	—	—
Dilution(3)	(0.05)	(0.04)	(0.14)	(0.37)	(0.02)

Net asset value at end of period	$23.62	$22.96	$21.97	$22.06	$22.70

Net assets at end of period	$180,875,187	$143,691,367	$127,294,777	$125,149,875	$122,598,742
Shares outstanding at end of period	7,657,156	6,257,029	5,794,600	5,672,227	5,401,899
Per share market value at end of period	$23.04	$21.86	$22.74	$14.22	$15.76
Total return based on market value(4)	16.11%	5.28%	80.83%	4.27%	1.63%
Total return based on net asset value(5)	13.33%	14.45%	12.62%	11.10%	10.09%
Ratio Supplemental data:
Ratio of net investment income to average net assets	11.22%	9.37%	7.57%	8.52%	8.11%
Expenses:
Ratio of operating expenses to average net assets	6.98%	7.81%	7.21%	6.93%	6.52%
Ratio of incentive management fees to average net assets	3.00%	3.19%	2.31%	1.78%	2.14%
Ratio of interest and debt financing expenses to average net assets	8.05%	8.05%	7.75%	6.75%	6.19%
Ratio of total expenses to average net assets	18.03%	19.05%	18.41%	15.46%	14.85%
Portfolio turnover rate(6)	35.26%	19.73%	43.76%	26.22%	31.28%
Asset coverage ratio per unit(7)	2,345	2,930	2,710	3,025	3,117
Average market value per unit
Credit Facility(8)	N/A	N/A	N/A	N/A	N/A
SBA Debentures(8)	N/A	N/A	N/A	N/A	N/A
2020 Notes	N/A	N/A	N/A	$25.24	$25.46
2023 Notes	$25.74	$26.05	$25.89	N/A	N/A
2025 Notes	$24.97	N/A	N/A	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)

The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)

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
(7)

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

(8)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 14. Selected Quarterly Data (Unaudited)

	2019
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$12,984	$12,833	$11,403	$10,488
Net investment income	4,091	5,139	5,145	3,927
Net realized and unrealized gain (loss)	3,764	(1,470)	(2,002)	(85)
Net increase in net assets resulting from operations	7,855	3,669	3,143	3,842
Net investment income per common share	$0.54	$0.69	$0.74	$0.63
Net realized and unrealized gain (loss) per common share	$0.50	$(0.20)	$(0.29)	$(0.01)
Dividends declared per common share	$0.53	$0.52	$0.51	$0.50
Net asset value per common share	$23.62	$23.13	$23.16	$23.06

	2018
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$10,128	$9,526	$10,254	$8,707
Net investment income	3,321	3,016	2,891	3,504
Net realized and unrealized gain (loss)	2,211	1,247	3,979	(2,490)
Net increase in net assets resulting from operations	5,532	4,263	6,870	1,014
Net investment income per common share	$0.53	$0.50	$0.49	$0.60
Net realized and unrealized gain (loss) per common share	$0.35	$0.21	$0.67	$(0.42)
Dividends declared per common share	$0.49	$0.48	$0.47	$0.46
Net asset value per common share	$22.96	$22.58	$22.37	$21.69

	2017
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$8,359	$8,442	$8,448	$7,908
Net investment income	1,099	3,419	2,604	2,539
Net realized and unrealized gain (loss)	155	(1,845)	2,668	749
Net increase in net assets resulting from operations	1,254	1,574	5,272	3,288
Net investment income per common share	$0.19	$0.60	$0.45	$0.44
Net realized and unrealized gain (loss) per common share	$0.03	$(0.32)	$0.46	$0.13
Dividends declared per common share	$0.45	$0.44	$0.63	$0.41
Net asset value per common share	$21.97	$22.21	$22.39	$22.11

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

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

The Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013- 1, Ltd., which comprise the statement of assets and liabilities, including the schedule of investments, as of February 28, 2019, and the related statements of operations, changes in net assets and cash flows for the year then ended, and the related notes to the financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 28, 2019, and the results of its operations, changes in its net assets and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Report of Other Auditors on February 28, 2018 Financial Statements

The financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. for the years ended February 28, 2018 and for each of the two years in the period ended February 28, 2018, were audited by other auditors who expressed an unmodified opinion on those statements on May 14, 2018.

/s/ Ernst & Young Ltd.

Grand Cayman, Cayman Islands

May 13, 2019

A member firm of Ernst & Young Global Limited

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2019	February 28, 2018
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $506,145,483 and $307,926,355, respectively)	$498,389,369	$305,823,704
Equities at fair value (amortized cost of $3,531,218 and $3,531,218, respectively)	15,691	6,599

Total investments at fair value (amortized cost of $509,676,701 and $311,457,573, respectively)	498,405,060	305,830,303
Cash and cash equivalents	18,495,653	5,769,820
Receivable from open trades	7,855,309	12,395,571
Interest receivable (net of reserve of $168,443 and $0, respectively)	2,104,495	1,653,928

Total assets	$526,860,517	$325,649,622

LIABILITIES
Interest payable	$4,963,472	$1,190,428
Payable from open trades	26,232,247	24,471,358
Accrued base management fee	108,419	33,545
Accrued subordinated management fee	433,675	134,179
Accrued incentive fee	—	65,300
Due to affiliate	1,673,747	—
Accounts payable and accrued expenses	1,221,110	—
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1 Notes	—	170,000,000
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	—
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	—
Class A-2 Notes	—	20,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	—
Class B Notes	—	44,800,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	—
Class C Notes	—	16,000,000
Discount on Class C Notes	—	(68,370)
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	—
Discount on Class C-R-2 Notes	(585,059)	—
Class D Notes	—	14,000,000
Discount on Class D Notes	—	(317,409)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	—
Discount on Class D-R-2 Notes	(1,064,636)	—
Class E Notes	—	13,100,000
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	—
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F Notes	—	4,500,000
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	—
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	—
Deferred debt financing costs	(2,465,897)	(1,014,090)
Subordinated Notes	69,500,000	30,000,000
Discount on Subordinated Notes	(25,256,892)	—

Total liabilities	$544,760,186	$336,894,941

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(17,899,919)	(11,245,569)

Total net assets (deficit)	(17,899,669)	(11,245,319)

Total liabilities and net assets	$526,860,517	$325,649,622

Certain prior year numbers have been adjusted to conform with the SEC final rules on disclosure updates and simplification effective November 5, 2018. See Note 2.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
INVESTMENT INCOME
Interest from investments	$23,413,966	$17,435,371	$15,443,693
Interest from cash and cash equivalents	25,848	14,644	11,216
Other income	623,032	415,428	643,457

Total investment income	24,062,846	17,865,443	16,098,366

EXPENSES
Interest and debt financing expenses	19,612,756	13,896,547	13,404,313
Base management fee	344,436	301,863	585,575
Subordinated management fee	1,377,744	1,207,454	913,426
Incentive fees	567,932	591,368	—
Professional fees	345,407	216,672	106,564
Trustee expenses	181,492	160,883	128,083
Miscellaneous fee expense	98,496	95,314	49,279
Loss on extinguishment of debt	1,199,851	—	6,143,816

Total expenses	23,728,114	16,470,101	21,331,056

NET INVESTMENT INCOME (LOSS)	334,732	1,395,342	(5,232,690)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(1,344,711)	619,531	358,169
Net change in unrealized appreciation (depreciation) on investments	(5,644,371)	(286,416)	13,458,113

Net realized and unrealized gain (loss) on investments	(6,989,082)	333,115	13,816,282

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,654,350)	$1,728,457	$8,583,592

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$334,732	$1,395,342	$(5,232,690)
Net realized gain (loss) from investments	(1,344,711)	619,531	358,169
Net change in unrealized appreciation (depreciation) on investments	(5,644,371)	(286,416)	13,458,113

Net increase (decrease) in net assets resulting from operations	(6,654,350)	1,728,457	8,583,592

Total increase (decrease) in net assets	(6,654,350)	1,728,457	8,583,592
Net assets at beginning of period	(11,245,319)	(12,973,776)	(21,557,368)

Net assets at end of period	$(17,899,669)	$(11,245,319)	$(12,973,776)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended
	February 28, 2019	February 28, 2018	February 28, 2017
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,654,350)	$1,728,457	$8,583,592
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES:
Paid-in-kind interest income	(178,424)	(350,309)	(288,557)
Net accretion of discount on investments	(725,719)	(1,294,300)	(543,181)
Amortization of discount and deferred financing costs on debt	1,140,966	177,011	829,475
Loss on extinguishment of debt	1,199,851	—	6,143,816
Net realized (gain) loss from investments	1,344,711	(619,531)	(358,169)
Net change in unrealized appreciation (depreciation) on investments	5,644,371	286,416	(13,458,113)
Proceeds from sale and redemption of investments	179,863,573	150,035,021	161,551,546
Purchase of investments	(378,523,269)	(161,426,952)	(154,519,385)
(Increase) decrease in operating assets:
Interest receivable	(450,567)	(210,063)	254,697
Receivable from open trades	4,540,262	(10,890,571)	1,186,831
Other assets	—	6,049	(6,049)
Increase (decrease) in operating liabilities:
Interest payable	3,773,044	158,971	405,417
Payable for open trades	1,760,889	15,039,806	2,307,698
Accrued base management fee	74,874	(676)	(50,787)
Accrued subordinated management fee	299,496	(2,706)	51,877
Accrued incentive fee	(65,300)	65,300	—
Due to affiliate	1,673,747	—	—
Accounts payable and accrued expenses	1,221,110	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(184,060,735)	(7,298,077)	12,090,708

Financing activities
Borrowings on debt	482,078,750	—	282,320,000
Paydowns on debt	(282,400,000)	—	(282,457,781)
Deferred debt financing costs	(2,892,182)	21,342	(1,256,005)

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	196,786,568	21,342	(1,393,786)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,725,833	(7,276,735)	10,696,922
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,769,820	13,046,555	2,349,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,495,653	$5,769,820	$13,046,555

Supplemental Information:
Interest paid during the period	$14,698,746	$13,560,565	$12,169,421
Supplemental non-cash information:
Paid-in-kind interest income	$178,424	$350,309	$288,557
Net accretion of discount on investments	725,719	1,294,300	543,181
Amortization of deferred debt financing costs	1,140,966	177,011	829,475

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2019

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	A-1 Preferred Shares	Equity					6,692	$669,214	$13,384
Education Management II LLC	Services: Consumer	A-2 Preferred Shares	Equity					18,975	1,897,538	1,670
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity					14,813	964,466	637
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	5/30/2025	$2,990,000	2,978,426	2,987,518
ABB Con-Cise Optical Group LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	6/15/2023	2,103,445	2,080,167	2,037,712
Achilles Acquisition LLC	Banking Finance Insurance & Real Estate	Term Loan (09/18)	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	10/13/2025	6,000,000	5,985,885	5,962,500
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	9/27/2021	1,915,375	1,909,171	957,687
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	4/30/2025	1,990,000	1,981,204	1,968,607
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/23/2021	2,396,156	2,394,791	2,098,889
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/23/2021	494,975	487,610	431,247
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	8.11%	5/9/2025	3,990,000	3,954,925	3,850,350
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	1/5/2026	500,000	500,000	499,375
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.36%	7/30/2021	2,919,744	2,915,422	2,883,247
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	3/11/2024	491,250	491,250	455,020
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	0.00%	7.61%	8/15/2025	2,484,375	2,472,344	2,422,266
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	4/16/2021	398,056	397,485	316,455
Albertson’s LLC	Retail	Term Loan B7	Loan	1M USD LIBOR + 3.00%	0.75%	5.49%	11/17/2025	4,151,511	4,140,731	4,124,733
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	6M USD LIBOR + 5.50%	0.00%	8.19%	10/10/2025	2,000,000	1,971,432	1,990,000
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	498,750	497,585	499,997
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	8/19/2021	3,626,521	3,620,261	3,614,445
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	3M USD LIBOR + 6.50%	1.00%	7.50%	8/30/2023	3,000,000	2,931,901	2,872,500
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	4/3/2024	1,677,030	1,666,628	1,639,296
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	10/1/2025	1,955,223	1,950,844	1,930,783
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	4/5/2024	4,982,450	4,979,868	4,929,536
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	6/30/2022	3,966,883	3,954,749	3,907,380
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	2/28/2025	3,497,500	3,455,778	3,410,063
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	8/11/2025	997,500	992,909	944,732
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	12/7/2023	490,038	488,206	392,520
AqGen Ascensus Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/5/2022	408,906	408,242	405,839
Aramark Services Inc.	Services: Consumer	Term Loan B-2	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	3/28/2024	1,294,904	1,294,904	1,287,212
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	3/20/2024	3,350,967	3,329,140	3,283,948
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	10/1/2025	2,000,000	1,995,758	1,975,000
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	7/31/2024	493,763	491,798	485,739
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	11/14/2025	2,500,000	2,496,120	2,490,625
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	12/24/2021	1,406,149	1,397,673	1,407,612
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	8/4/2022	2,084,268	2,077,055	2,082,788
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	11/3/2023	497,955	494,277	497,512
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	2/11/2026	2,000,000	1,960,211	1,988,760
Avaya Inc.	Telecommunications	Term Loan B	Loan	2M USD LIBOR + 4.25%	0.00%	6.82%	12/16/2024	1,990,000	1,974,743	1,987,015
Avolon TLB Borrower 1 US LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR + 2.00%	0.75%	4.49%	1/15/2025	913,731	909,648	912,763
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	7/31/2025	3,984,987	3,966,751	3,970,044
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	6/2/2025	1,752,582	1,745,304	1,752,144
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	11/27/2025	481,250	476,571	479,310
Blackboard Inc.	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	6/30/2021	2,932,500	2,919,562	2,818,866
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	4/12/2023	3,488,756	3,485,266	3,484,395
Blucora Inc.	High Tech Industries	Term Loan (11/17)	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	5/22/2024	706,667	703,725	704,900
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	10/2/2025	2,500,000	2,476,591	2,484,150
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	9/5/2025	997,500	992,812	985,031
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	11/8/2023	1,035,177	1,032,997	1,032,589
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR + 3.75%	0.75%	6.24%	8/1/2025	2,000,000	1,990,924	2,001,880
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	1/30/2026	2,500,000	2,497,271	2,488,200
Cable One Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	5/1/2024	492,500	492,049	490,348
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	2/12/2025	1,000,000	987,601	995,420
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	1/2/2026	750,000	735,504	753,127
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR + 2.75%	0.00%	5.36%	6/16/2023	939,191	936,843	929,019
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	3/25/2024	478,053	476,166	470,284
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	9.36%	7/31/2023	2,266,211	2,224,216	2,257,713
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	12/20/2023	1,470,000	1,459,340	1,451,625
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	10/1/2025	2,500,000	2,476,183	2,393,750
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	6/7/2023	1,462,458	1,450,545	1,343,999
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	1/31/2025	3,970,000	3,946,810	3,904,813
CEOC LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	10/4/2024	990,000	990,000	980,734
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	4/30/2025	1,584,000	1,582,488	1,578,773
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/20/2024	1,953,052	1,948,283	1,948,775

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	8/22/2025	500,000	498,788	501,250
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	9/6/2024	1,207,930	1,145,627	1,145,190
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	8/11/2022	2,418,750	2,412,445	2,409,680
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	10/5/2023	1,490,574	1,477,850	1,451,133
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	6/2/2025	995,000	995,000	844,685
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	7.19%	8/17/2022	1,436,782	1,424,775	894,396
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR + 6.00%	0.00%	8.49%	11/3/2025	4,000,000	3,957,810	3,975,000
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/17/2025	1,994,924	1,970,647	1,967,853
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	1/15/2026	500,000	498,804	493,250
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	12/1/2021	1,440,263	1,433,574	1,229,984
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	5/13/2022	335,864	333,061	329,006
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	2/27/2024	1,975,651	1,965,011	1,965,772
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	12/12/2025	3,000,000	2,892,107	3,000,000
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	3/31/2025	2,992,462	2,956,032	2,952,572
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 2.00%	0.75%	4.49%	9/7/2023	3,974,937	3,922,161	3,960,031
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	2/1/2024	1,318,289	1,315,251	1,289,036
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	12/29/2023	332,042	330,546	320,005
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	12/29/2023	3,101,339	3,074,510	3,070,325
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	Prime + 2.75%	1.00%	3.75%	4/8/2024	481,250	479,436	473,733
Drew Marine Group Inc.	Transportation: Consumer	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	11/19/2020	2,841,040	2,828,735	2,819,732
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/21/2025	5,985,000	5,957,110	5,936,402
Dynatrace LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/22/2025	1,000,000	1,000,000	994,580
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	8/28/2024	3,967,480	3,948,716	3,927,805
Education Management II LLC (a)	Services: Consumer	Term Loan A	Loan	Prime + 5.50%	1.00%	6.50%	7/2/2020	423,861	419,105	8,477
Education Management II LLC (a)	Services: Consumer	Term Loan B	Loan	Prime + 8.50%	1.00%	9.50%	7/2/2020	954,307	945,813	840
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	2/9/2023	2,410,685	2,394,658	2,397,282
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Can	Environmental Industries	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	5/14/2021	988,553	985,300	978,745
Emerald Performance Materials LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	7/30/2021	475,777	474,869	469,682
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR + 4.25%	0.75%	6.74%	4/29/2024	3,977,405	3,952,044	3,978,240
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	6/26/2025	1,990,000	1,971,730	1,910,400
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	10/10/2025	5,000,000	4,988,764	4,807,800
Evergreen AcqCo 1 LP	Retail	Term Loan C	Loan	3M USD LIBOR + 3.75%	1.25%	6.36%	7/9/2019	935,156	934,453	883,723
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	12/20/2024	2,809,641	2,798,064	2,806,129
Extreme Reach Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.74%	2/7/2020	5,492,555	5,432,541	5,351,836
Fastener Acquisition Inc.	Construction & Building	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	3/28/2025	496,250	493,979	486,325
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	12/27/2022	415,611	414,701	412,236
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR + 2.75%	0.00%	5.36%	12/2/2024	5,000,000	4,973,959	4,987,500
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	4/18/2025	2,776,214	2,759,824	2,755,392
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR + 2.50%	0.00%	5.07%	8/1/2025	4,488,750	4,457,527	4,474,745
Fusion Connect Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 7.50%	1.00%	10.11%	5/4/2023	1,925,000	1,857,064	1,732,500
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	5.11%	8/13/2025	4,488,750	4,487,571	4,466,306
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	2,992,500	2,964,056	2,955,094
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	9.49%	1/3/2023	585,849	585,849	593,172
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	Prime + 9.16%	0.75%	9.91%	3/4/2021	1,035,789	1,035,789	1,008,341
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	8/6/2025	2,493,750	2,482,280	2,487,516
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	7.49%	4/16/2025	1,244,373	1,238,702	1,231,930
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	12/27/2024	1,980,000	1,962,889	1,952,775
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	11/28/2025	3,070,455	3,070,455	3,070,455
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.99%	12/22/2024	3,380,519	3,331,962	3,250,944
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	10/10/2025	3,000,000	2,992,953	2,976,570
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	3/7/2025	2,000,000	2,000,000	1,956,660
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	3/28/2025	920,941	916,777	916,337
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	5/1/2025	1,990,000	1,985,566	1,965,125
Hargray Communications Group Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	5/16/2024	985,000	983,012	973,308
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.36%	11/3/2023	1,833,245	1,824,008	1,741,583
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	5.69%	8/1/2024	493,750	492,687	489,430
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	6/3/2024	264,030	263,460	256,204
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/18/2025	3,990,000	3,973,021	3,990,000
Hoffmaster Group Inc.	Forest Products & Paper	Term Loan B1	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	11/21/2023	1,074,390	1,077,199	1,070,361
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR + 5.00%	0.00%	7.61%	10/24/2025	2,500,000	2,475,886	2,450,000
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR + 2.25%	0.75%	4.86%	8/3/2022	1,467,734	1,464,418	1,448,169
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	4/3/2025	3,980,025	3,958,223	3,960,125
Hyland Software Inc.	High Tech Industries	Term Loan 3	Loan	1M USD LIBOR + 3.50%	0.75%	5.99%	7/1/2024	1,586,222	1,584,204	1,588,205
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/20/2024	2,229,370	2,219,751	2,225,647
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	6/28/2024	1,964,786	1,947,430	1,962,330
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	5/23/2025	3,398,256	3,380,175	3,382,115
Inmar Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	5/1/2024	3,492,500	3,398,589	3,389,471
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 5.75%	1.00%	8.36%	6/16/2025	2,950,000	2,895,451	2,787,750
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	5/9/2022	1,859,387	1,854,837	1,830,343
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	8.11%	11/20/2025	4,937,500	4,883,059	4,702,969
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.86%	2/2/2024	2,364,000	2,355,394	2,357,499

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
KUEHG Corp.	Services: Consumer	Term Loan B-3	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	2/21/2025	497,500	496,313	493,023
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	12/16/2024	2,482,494	2,474,016	2,458,836
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.87%	11/25/2022	2,546,382	2,513,728	2,338,419
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	12/1/2023	490,000	488,374	488,775
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	7.11%	12/2/2024	3,415,500	3,402,695	3,402,692
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	1/30/2024	1,353,009	1,350,840	1,320,199
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	1/30/2024	74,592	74,478	72,783
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/27/2025	398,000	397,117	397,005
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/27/2025	99,500	99,279	99,251
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/15/2024	3,154,276	3,144,386	3,150,333
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	9/23/2024	1,723,805	1,720,511	1,708,721
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	9/30/2024	2,690,156	2,661,137	2,694,810
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	5/12/2025	1,985,000	1,948,934	1,907,625
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	5/4/2022	974,920	972,268	897,229
MedPlast Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	0.00%	6.36%	7/2/2025	498,750	496,426	500,620
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	1/31/2025	681,944	680,552	681,563
Messer Industries LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	5.11%	2/5/2026	3,000,000	2,992,500	2,977,500
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	1/30/2023	2,628,816	2,617,545	2,600,898
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR + 2.75%	0.75%	5.24%	8/15/2024	977,985	973,790	958,836
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	8/16/2023	3,969,672	3,905,366	3,946,529
MKS Instruments Inc.	High Tech Industries	Term Loan B-5	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	2/2/2026	1,000,000	990,327	998,750
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	11/28/2025	1,000,000	997,824	992,500
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	9/20/2024	495,000	493,864	495,000
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	5/8/2025	997,500	995,282	989,600
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	11/14/2025	500,000	497,720	500,625
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	2/5/2026	2,000,000	1,980,000	2,005,840
Navistar Financial Corporation	Automotive	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	7/30/2025	1,990,000	1,980,604	1,982,538
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	8/8/2024	3,992,424	3,925,243	3,822,746
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.74%	7/14/2022	5,973,699	5,959,159	5,921,430
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	7.24%	5/23/2023	3,489,981	3,494,699	3,489,981
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	10/17/2022	1,939,870	1,928,782	1,898,648
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR + 8.50%	1.00%	10.99%	10/16/2023	1,000,000	993,349	945,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	2M USD LIBOR + 3.50%	1.00%	6.07%	4/19/2024	492,500	492,068	461,719
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR + 4.75%	1.00%	7.32%	3/21/2025	473,186	470,976	464,115
OCI Partners LP	Chemicals Plastics & Rubber	Term Loan B (2/18)	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	3/13/2025	3,067,196	3,045,069	3,059,528
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	11/8/2022	2,909,851	2,888,913	2,971,685
Onex Carestream Finance LP	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 5.75%	1.00%	8.24%	2/28/2021	2,834,110	2,822,053	2,780,970
Outcomes Group Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	10/24/2025	500,000	498,833	493,125
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	4/30/2025	497,500	488,393	420,800
P2 Upstream Acquisition Co.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	10/30/2020	945,558	943,988	929,011
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	7.86%	4/29/2024	1,970,000	1,962,137	1,915,825
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	9/29/2020	2,674,370	2,667,939	2,614,197
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	1/3/2025	1,488,750	1,481,083	1,473,237
Plastipak Packaging Inc.	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	10/15/2024	987,500	983,130	974,100
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	5.36%	2/2/2024	1,697,600	1,663,332	1,678,078
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	5/2/2022	1,950,361	1,943,928	1,943,925
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	1/3/2023	1,150,910	1,145,156	1,145,881
Priority Payment Systems Holdings LLC	High Tech Industries	Delayed Draw Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	1/3/2023	—	—	—
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	1/2/2025	1,985,000	1,976,356	1,985,000
Prometric Holdings Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	1/29/2025	496,250	494,124	492,528
Quad/Graphics Inc.	Media: Advertising Printing & Publishing	Term Loan B (12/18)	Loan	1M USD LIBOR + 5.00%	0.00%	7.49%	2/2/2026	4,500,000	4,434,606	4,483,125
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	5.61%	11/3/2023	1,491,203	1,480,810	1,418,969
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	5/2/2024	1,477,500	1,477,500	1,457,184
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.75%	0.00%	7.36%	7/9/2025	1,000,000	995,568	1,005,000
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	12/20/2024	3,967,481	3,836,608	3,942,684
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR + 3.25%	1.00%	5.86%	4/29/2022	2,709,661	2,712,126	2,713,049
Restaurant Technologies Inc.	Beverage Food & Tobacco	Term Loan (9/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	10/1/2025	1,000,000	997,720	999,380
Revspring Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	10/10/2025	1,000,000	997,767	985,000
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan (01/17)	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	2/6/2023	1,725,912	1,725,912	1,718,369
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 7.50%	1.00%	10.11%	3/31/2023	486,033	480,179	415,558
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	2/28/2025	992,500	990,321	929,228
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	11/28/2025	4,000,000	3,982,916	4,000,000
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.99%	7/2/2021	1,332,669	1,330,256	1,311,013
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	6/1/2023	4,184,784	4,064,980	4,142,936
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/16/2024	1,975,050	1,956,153	1,967,031
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/5/2024	987,455	983,210	973,877
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	1,000,000	996,030	963,750
Savage Enterprises LLC	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	3,823,951	3,774,062	3,836,684
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	10/31/2022	3,393,482	3,378,749	3,401,966
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	8.61%	2/21/2021	915,243	888,341	763,084
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	3/29/2024	1,660,000	1,647,194	1,647,550

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	6/30/2021	2,925,531	2,916,771	2,898,704
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	8/19/2024	3,017,873	2,966,805	2,981,417
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR + 5.50%	0.00%	8.11%	8/4/2025	2,500,000	2,471,352	2,443,750
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	6.69%	2/2/2024	1,969,937	1,968,013	1,953,528
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	12/19/2025	2,000,000	1,921,772	1,970,000
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime + 2.73%	1.00%	3.73%	3/15/2024	1,984,685	1,970,345	1,967,319
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	616,068	614,712	612,815
SS&C Technologies Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	235,988	235,469	234,742
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	498,743	497,588	496,189
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	2M USD LIBOR + 4.25%	0.00%	6.82%	7/30/2025	1,995,000	1,990,196	1,970,063
Staples Inc.	Retail	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	9/12/2024	1,975,000	1,970,996	1,959,240
Starfruit US Holdco LLC	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	10/1/2025	500,000	497,640	496,375
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	3/19/2021	834,991	832,242	638,768
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR + 2.50%	1.00%	5.11%	9/29/2023	677,351	674,400	676,220
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	10/1/2025	1,500,000	1,485,848	1,484,070
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	9/30/2024	1,980,000	1,978,059	1,955,250
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR + 6.50%	0.00%	9.11%	12/15/2025	3,000,000	2,854,156	2,981,250
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	3M USD LIBOR + 3.25%	0.00%	5.86%	7/21/2025	1,250,000	1,244,166	1,247,138
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	2/2/2026	2,830,276	2,797,635	2,734,754
Topgolf International Inc.	Hotel Gaming & Leisure	Term Loan (02/19)	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	2/6/2026	500,000	495,177	499,375
Townsquare Media Inc.	Media: Broadcasting & Subscription	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	4/1/2022	881,975	879,219	868,745
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	8/22/2024	4,148,194	4,154,661	4,087,381
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	1/25/2024	2,487,500	2,482,802	2,493,719
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	6/21/2024	3,411,364	3,399,559	3,368,722
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	Prime + 6.00%	1.00%	7.00%	2/2/2024	4,943,750	4,804,906	4,696,562
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	4/22/2024	2,957,469	2,937,874	2,890,926
Trugreen Limited Partnership	Services: Consumer	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	4/13/2023	488,813	483,230	490,034
Twin River Management Group Inc.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	7/10/2020	713,415	713,888	712,223
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	10/22/2025	3,500,000	3,278,105	3,119,375
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/1/2024	4,250,492	4,231,419	4,241,183
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	3/15/2024	2,746,369	2,733,489	2,557,556
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	4/18/2023	591,247	593,692	594,203
UPC Financing Partnership	Media: Broadcasting & Subscription	Term Loan (10/17)	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	1/15/2026	832,911	832,042	831,687
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	8/20/2025	5,486,250	5,456,319	5,464,689
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	3/3/2025	496,250	494,043	497,903
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	1/30/2026	3,000,000	2,985,000	3,006,570
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.75%	4.74%	6/3/2024	3,836,368	3,834,675	3,820,371
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	12/31/2025	995,000	993,884	992,095
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	2/13/2023	296,814	291,350	295,923
Wand NewCo 3 Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	2/5/2026	250,000	247,562	250,625
Web.Com Group Inc.	High Tech Industries	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	10/10/2025	500,000	498,856	496,250
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	12/19/2025	4,000,000	3,993,119	3,995,000
WEI Sales LLC	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	3/31/2025	496,250	495,108	495,009
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR + 4.75%	0.75%	7.36%	11/29/2024	1,900,000	1,867,434	1,839,827
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	10/10/2024	4,241,234	4,068,929	4,003,830
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	6/30/2023	2,463,734	2,446,863	2,402,141
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	4/29/2023	1,299,622	1,266,499	1,274,605
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	8/5/2024	2,985,044	2,957,351	2,925,343
Wynn Resorts Limited	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	10/30/2024	1,000,000	997,579	986,500
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR + 6.00%	1.00%	8.41%	8/9/2024	1,987,500	1,969,194	1,952,719
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	8/12/2024	2,468,750	2,458,786	2,139,592
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/14/2025	992,500	988,123	918,062

									$509,676,701	$498,405,060

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)								18,495,653	$18,495,653	$18,495,653

Total cash and cash equivalents								18,495,653	$18,495,653	$18,495,653

(a)	Security is in default as of February 28, 2019.
(b)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2019.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of February 28, 2019 was 2.41%.

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2019 was 2.49%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 28, 2019 was 2.57%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2019 was 2.62%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2019 was 2.69%.

Prime—The Prime Rate as of February 28, 2019 was 5.50%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2018

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II, LLC	Leisure Goods/Activities/Movies	A-1 Preferred Shares	Equity	—	—	—	—	6,692	$669,214	$1,539
Education Management II, LLC	Goods/Activities/Movies	A-2 Preferred Shares	Equity	—	—	—	—	18,975	1,897,538	4,364
New Millennium Holdco, Inc.	Healthcare	Common Stock	Equity	—	—	—	—	14,813	964,466	696
24 Hour Holdings III, LLC	Goods/Activities/Movies	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	5/28/2021	$1,974,768	1,973,979	1,992,047
ABB Con-Cise Optical Group, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.59%	6/15/2023	1,975,000	1,955,672	1,979,938
Acosta Holdco, Inc.	Business Equipment & Services	Term Loan B1	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	9/26/2021	1,935,275	1,926,742	1,703,042
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Term Loan B2	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	500,000	490,000	492,190
Advantage Sales & Marketing, Inc.	Business Equipment & Services	Delayed Draw Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.02%	7/23/2021	2,421,181	2,419,247	2,383,362
Aegis Toxicology Science Corporation	Healthcare	Term B Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	2/24/2021	2,438,282	2,339,957	2,412,387
Agrofresh, Inc.	Equipment	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	7/30/2021	1,950,000	1,943,994	1,936,194
AI MISTRAL T/L (V. GROUP)	Surface Transport	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	3/11/2024	496,250	496,250	493,148
AI Aqua Merger Inc	Conglomerates	Incremental Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	498,750	498,189	499,787
AI Aqua Merger Inc	Conglomerates	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	12/13/2023	2,029,500	2,031,000	2,033,316
Akorn, Inc.	Drugs	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	4/16/2021	398,056	397,217	394,573
Albertson’s LLC	Food Products	Term Loan B-4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	8/25/2021	2,654,315	2,640,406	2,617,447
Alion Science and Technology Corporation	Conglomerates	Term Loan B (First Lien)	Loan	3M USD LIBOR + 4.50%	1.00%	6.15%	8/19/2021	2,826,521	2,817,880	2,826,521
ALPHA 3 T/L B1 (ATOTECH)	Chemicals & Plastics	Term Loan B 1	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	1/31/2024	248,750	248,218	250,367
Anchor Glass T/L (11/16)	Containers & Glass Products	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	12/7/2023	495,013	492,821	495,785
APCO Holdings, Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 6.00%	1.00%	7.65%	1/31/2022	1,833,243	1,796,705	1,778,246
Aramark Corporation	Food Products	U.S. Term F Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	3/28/2024	1,612,143	1,612,143	1,621,219
Arctic Glacier U.S.A., Inc.	Food Products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	3/20/2024	496,250	494,091	497,079
Argon Medical Devices, Inc.	Healthcare	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	1/23/2025	1,000,000	997,625	1,003,750
ASG Technologies Group, Inc.	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.40%	7/31/2024	498,750	496,441	499,373
Aspen Dental Management, Inc.	Healthcare	Term Loan Initial	Loan	3M USD LIBOR + 3.75%	1.00%	5.52%	4/29/2022	1,964,792	1,961,139	1,986,896
Astoria Energy T/L B	Utilities	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	12/24/2021	1,436,736	1,425,004	1,439,135
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B4 (First Lien)	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	8/4/2022	2,373,759	2,363,315	2,384,156
Asurion, LLC (fka Asurion Corporation)	Property & Casualty Insurance	Term Loan B6	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	11/3/2023	518,207	513,568	520,798
ATS Consolidated, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.40%	2/21/2025	500,000	497,500	502,500
Avantor, Inc.	Chemicals & Plastics	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	11/21/2024	1,500,000	1,478,028	1,514,370
Avaya, Inc.	Telecommunications	Exit Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.34%	12/16/2024	1,000,000	990,313	1,004,220
AVOLON TLB BORROWER 1 LUXEMBOURG S.A.R.L.	Equipment Leasing	Term Loan B-2	Loan	3M USD LIBOR + 2.25%	0.75%	3.84%	3/21/2022	995,000	990,660	993,468
Blackboard	Conglomerates	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	6.73%	6/30/2021	2,962,500	2,944,423	2,868,085
Blount International, Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.83%	4/12/2023	500,000	498,863	506,875
Blucora, Inc.	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	5/22/2024	920,000	915,553	924,600
BMC Software	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.90%	9/12/2022	584,031	574,236	585,491
Brickman Group Holdings, Inc.	Building & Development	Initial Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	12/18/2020	1,420,433	1,412,065	1,427,975
Broadstreet Partners, Inc.	Financial Intermediaries	Term Loan B-1	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	11/8/2023	997,481	995,151	1,006,628
Cable & Wireless Communications Ltd.	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	4.89%	1/30/2026	2,500,000	2,496,875	2,494,800
Cable One, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 2.25%	0.00%	3.95%	5/1/2024	497,500	496,959	498,744
Caesars Entertainment Corporation	Lodging & Casinos	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	10/7/2024	1,000,000	1,000,000	1,006,250
Canyon Valor Companies, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.94%	6/16/2023	997,500	995,006	1,003,116
Capital Automotive L.P.	Building & Development	Tranche B-1 Term Loan Facility	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	3/25/2024	482,931	480,703	485,143
Caraustar Industries Inc.	Forest products	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.19%	3/14/2022	496,250	495,182	496,950
CareerBuilder, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	8.44%	7/31/2023	2,468,750	2,402,343	2,440,977
CASA SYSTEMS T/L	Telecommunications	Term Loan	Loan	2M USD LIBOR + 4.00%	1.00%	5.69%	12/20/2023	1,485,000	1,472,299	1,490,569
Catalent Pharma Solutions, Inc	Drugs	Initial Term B Loan	Loan	1M USD LIBOR + 2.25%	1.00%	3.90%	5/20/2024	419,775	418,723	421,219
Cengage Learning Acquisitions, Inc.	Publishing	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.84%	6/7/2023	1,464,371	1,449,727	1,343,970
CenturyLink, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	1/31/2025	3,000,000	2,993,287	2,946,750
CH HOLD (CALIBER COLLISION) T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	4.65%	2/1/2024	246,674	246,237	247,907
Charter Communications Operating, LLC	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	4/30/2025	1,600,000	1,598,246	1,603,200
CHS/Community Health Systems, Inc.	Healthcare	Term G Loan	Loan	3M USD LIBOR + 2.75%	1.00%	4.73%	12/31/2019	612,172	603,886	606,705
CHS/Community Health Systems, Inc.	Healthcare	Term H Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.98%	1/27/2021	1,133,925	1,104,984	1,106,870
Concordia Healthcare Corporation	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/21/2021	1,930,000	1,860,229	1,723,895
Consolidated Aerospace Manufacturing, LLC	Aerospace & Defense	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	8/11/2022	1,418,750	1,413,829	1,417,870
Consolidated Communications, Inc.	Telecommunications	Term Loan B-2	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/5/2023	498,130	495,839	489,502
CPI Acquisition Inc.	Financial Intermediaries	Term Loan B (First Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	6.36%	8/17/2022	1,436,782	1,421,670	1,109,196
CT Technologies Intermediate Hldgs, Inc	Healthcare	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	12/1/2021	1,455,188	1,446,213	1,448,829
Cumulus Media Holdings Inc.	Radio & Television	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	12/23/2020	448,889	446,919	385,820
Daseke Companies, Inc.	Surface Transport	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	2/27/2024	1,995,607	1,983,119	2,010,574
Dell International L.L.C.	Electronics/Electrical	Term Loan (01/17)	Loan	1M USD LIBOR + 2.00%	0.75%	3.65%	9/7/2023	1,496,250	1,495,193	1,496,130

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Delta 2 (Lux) S.a.r.l.	Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.15%	2/1/2024	1,318,289	1,314,108	1,315,323
DEX MEDIA, INC.	Publishing	Term Loan (07/16)	Loan	1M USD LIBOR + 10.00%	1.00%	11.65%	7/29/2021	29,843	29,843	30,664
DHX Media Ltd.	Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	12/29/2023	497,500	495,234	498,122
Digital Room, Inc.	Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.65%	12/29/2023	2,500,000	2,475,000	2,481,250
Dole Food Company, Inc.	Food Products	Term Loan B	Loan	2M USD LIBOR + 2.75%	1.00%	4.40%	4/8/2024	493,750	491,561	495,513
Drew Marine Group, Inc.	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.25%	1.00%	4.90%	11/19/2020	2,863,470	2,844,335	2,856,311
DTZ U.S. Borrower, LLC	Building & Development	Term Loan B Add-on	Loan	3M USD LIBOR + 3.25%	1.00%	5.23%	11/4/2021	1,942,632	1,935,162	1,938,591
DUKE FINANCE (OM GROUP/VECTRA) T/L	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.94%	2/21/2024	1,477,584	1,381,067	1,478,515
Eaglepicher Technologies, LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	2/21/2025	500,000	498,750	500,315
Eagletree-Carbide Acquisition Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	8/28/2024	1,995,000	1,976,445	2,007,469
Education Management II, LLC	Goods/Activities/Movies	Term Loan A	Loan	Prime 5.50%	1.00%	10.00%	7/2/2020	423,861	415,813	103,846
Education Management II, LLC	Goods/Activities/Movies	Term Loan B (6.50% PIK)	Loan	Prime 2.00%	1.00%	13.00%	7/2/2020	954,307	939,748	7,759
EIG Investors Corp.	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.96%	2/9/2023	473,057	471,875	475,593
Emerald 2 Limited	Equipment	Term Loan B1A	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	5/14/2021	991,629	986,286	988,852
Emerald Performance Materials, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	8/1/2021	480,141	478,874	484,141
Endo International plc	Drugs	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.75%	5.94%	4/29/2024	995,000	990,482	992,513
Engility Corporation	Aerospace & Defense	Term Loan B-1	Loan	3M USD LIBOR + 2.75%	0.00%	4.40%	8/12/2020	218,750	218,055	220,117
Equian, LLC	Healthcare	Term Loan B	Loan	3M USD LIBOR + 3.25%	1.00%	5.15%	5/20/2024	1,990,000	1,980,110	1,998,716
Evergreen Acqco 1 LP	Retailers (Except Food & Drug)	New Term Loan	Loan	3M USD LIBOR + 3.75%	1.25%	5.49%	7/9/2019	945,131	942,746	902,940
EWT Holdings III Corp. (fka WTG Holdings III Corp.)	Equipment	Term Loan (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.69%	12/20/2024	2,838,093	2,824,632	2,864,714
Extreme Reach, Inc.	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 6.25%	1.00%	7.95%	2/7/2020	2,662,500	2,645,825	2,672,484
Federal-Mogul Corporation	Automotive	Tranche C Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	4/15/2021	2,296,974	2,290,825	2,309,424
FinCo I LLC	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	6/14/2022	498,580	497,495	503,192
First Data Corporation	Financial Intermediaries	First Data T/L Ext (2021)	Loan	1M USD LIBOR + 2.25%	0.00%	3.87%	4/26/2024	1,741,492	1,661,950	1,744,400
First Eagle Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.00%	0.75%	4.69%	12/1/2022	1,471,350	1,462,612	1,483,856
Fitness International, LLC	Goods/Activities/Movies	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	7/1/2020	1,409,751	1,394,961	1,423,144
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.65%	12/30/2022	585,849	583,668	597,935
General Nutrition Centers, Inc.	Retailers (Except Food & Drug)	Term Loan B2	Loan	Prime 10.51%	0.00%	12.25%	3/4/2019	1,461,320	1,455,880	1,431,641
Gigamon	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	12/27/2024	2,000,000	1,980,289	1,992,500
Global Tel*Link Corporation	Telecommunications	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.25%	5.69%	5/26/2020	3,116,081	3,110,498	3,128,732
GlobalLogic Holdings, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.44%	6/20/2022	496,250	491,702	498,731
Goodyear Tire & Rubber Company, The	Chemicals & Plastics	Loan (Second Lien)	Loan	1M USD LIBOR + 2.00%	0.00%	3.59%	4/30/2019	1,833,333	1,826,354	1,832,765
GoWireless, Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.16%	12/22/2024	2,000,000	1,980,568	2,005,000
Grosvenor Capital Management Holdings, LP	Property & Casualty Insurance	Initial Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	8/18/2023	992,443	988,008	996,472
Hargray Communications Group, Inc.	Cable & Satellite Television	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	2/9/2022	995,000	992,659	996,990
Harland Clarke Holdings Corp. (fka Clarke American Corp.)	Publishing	Tranche B-4 Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.44%	11/3/2023	1,943,418	1,931,468	1,961,123
HD Supply Waterworks, Ltd.	Industrial Equipment	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	4.57%	8/1/2024	498,750	497,642	499,583
Heartland Dental, LLC	Healthcare	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.45%	7/31/2023	2,992,500	2,978,722	3,044,869
Helix Acquisition Holdings, Inc.	Industrial Equipment	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	9/30/2024	997,500	992,861	1,002,488
Helix Gen Funding, LLC	Utilities	Term Loan B	Loan	3M USD LIBOR + 3.75%	1.00%	5.44%	6/3/2024	462,388	460,553	466,263
Help/Systems Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.19%	10/8/2021	1,342,543	1,296,984	1,346,463
Hemisphere Media Holdings, LLC	Cable & Satellite Television	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	5.15%	2/14/2024	2,475,000	2,485,950	2,422,406
Herbalife T/L B (HLF Financing)	Food/Drug Retailers	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.75%	7.15%	2/15/2023	1,887,500	1,876,579	1,898,127
Highline Aftermarket Acquisition, LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	6.00%	3/15/2024	954,698	949,925	957,085
Hoffmaster Group, Inc.	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.19%	11/21/2023	990,000	993,228	998,663
Hostess Brands, LLC	Food Products	Term Loan B (First Lien)	Loan	1M USD LIBOR + 2.25%	0.75%	3.90%	8/3/2022	1,482,559	1,479,227	1,486,532
HUB International Limited	Insurance	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.84%	10/2/2022	215	215	216
Husky Injection Molding Systems Ltd.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	6/30/2021	402,099	400,605	402,855
Hyland Software, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.75%	4.90%	7/1/2022	994,987	992,624	1,001,624
Hyperion Refinance T/L	Insurance	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	12/20/2024	2,000,000	1,990,289	2,017,000
Idera, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/28/2024	1,682,535	1,665,834	1,693,051
IG Investments Holdings, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	10/29/2021	3,423,936	3,405,707	3,459,613
Inmar, Inc.	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	5.15%	5/1/2024	497,500	492,933	499,520
IRB Holding Corp.	Food Service	Term Loan B	Loan	2M USD LIBOR + 3.25%	1.00%	4.94%	2/5/2025	500,000	498,913	504,645
J. Crew Group, Inc.	Retailers (Except Food & Drug)	Term B-1 Loan Retired 03/05/2014	Loan	3M USD LIBOR + 3.22%	1.00%	4.91%	3/5/2021	830,284	830,284	573,676
J.Jill Group, Inc.	Retailers (Except Food & Drug)	Term Loan (First Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.77%	5/9/2022	872,065	869,192	863,344
Kinetic Concepts, Inc.	Healthcare	Term Loan F-1	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	2/2/2024	2,388,000	2,377,873	2,393,373
Koosharem, LLC	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.19%	5/15/2020	2,905,150	2,893,037	2,865,204
Lakeland Tours, LLC	Business Equipment & Services	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.59%	12/16/2024	1,847,826	1,843,674	1,868,041
Lannett Company, Inc.	Drugs	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.03%	11/25/2022	2,700,436	2,656,597	2,693,685
PARENT)	Telecommunications	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	12/1/2023	495,000	493,040	499,950
Legalzoom.com, Inc.	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.09%	11/21/2024	1,000,000	990,210	1,005,000
Lighthouse Network	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	11/29/2024	1,000,000	995,138	1,009,380
Lightstone Generation	Utilities	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	912,971	912,971	918,047
Lightstone Generation	Utilities	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	1/30/2024	57,971	57,971	58,293

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Liquidnet Holdings, Inc.	Financial Intermediaries	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	7/15/2024	487,500	482,947	488,719
LPL Holdings, Inc.	Financial Intermediaries	Term Loan B (2022)	Loan	3M USD LIBOR + 2.25%	0.00%	3.89%	9/23/2024	1,741,261	1,737,339	1,743,977
Mayfield Holdings T/L (FeeCo)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.15%	1/31/2025	500,000	497,500	501,250
McAfee, LLC	Electronics/Electrical	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	9/30/2024	2,245,000	2,225,301	2,255,821
McGraw-Hill Global Education Holdings, LLC	Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	5/4/2022	985,000	981,596	969,693
Meredith Corporation	Publishing	Term Loan B	Loan	3M USD LIBOR + 3.00%	0.00%	4.66%	1/31/2025	1,000,000	997,611	1,005,470
Michaels Stores, Inc.	Retailers (Except Food & Drug)	Term Loan B1	Loan	3M USD LIBOR + 2.75%	1.00%	4.40%	1/30/2023	2,658,469	2,646,849	2,669,927
Micro Holding Corporation	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.34%	9/13/2024	1,471,995	1,466,585	1,471,627
Midas Intermediate Holdco II, LLC	Automotive	Term Loan (Initial)	Loan	1M USD LIBOR + 2.75%	1.00%	4.44%	8/18/2021	241,931	241,246	242,838
Midwest Physician Administrative Services LLC	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	0.75%	4.35%	8/15/2024	997,500	992,551	995,635
Milk Specialties Company	Food Products	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.69%	8/16/2023	987,500	979,118	988,734
Mister Car Wash T/L	Automotive	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	8/20/2021	1,583,528	1,578,798	1,592,443
MRC Global (US) Inc.	Nonferrous Metals/Minerals	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	500,000	498,823	503,440
Navistar, Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.08%	11/6/2024	2,000,000	1,990,461	2,005,620
NCI Building Systems, Inc.	Building & Development	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.65%	2/7/2025	500,000	498,814	500,625
New Media Holdings II T/L (NEW)	Radio & Television	Term Loan	Loan	2M USD LIBOR + 6.25%	1.00%	7.90%	6/4/2020	5,631,193	5,606,694	5,655,858
New Millennium Holdco, Inc.	Drugs	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.15%	12/21/2020	1,910,035	1,806,090	649,412
Novetta Solutions	Aerospace & Defense	Term Loan (200MM)	Loan	3M USD LIBOR + 5.00%	1.00%	6.70%	10/16/2022	1,960,000	1,946,082	1,890,792
Novetta Solutions	Aerospace & Defense	Term Loan (2nd Lien)	Loan	3M USD LIBOR + 8.50%	1.00%	10.20%	10/16/2023	1,000,000	992,243	890,000
NPC International, Inc.	Food Service	Term Loan (2013)	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	4/19/2024	497,500	496,902	501,644
NXT Capital T/L (11/16)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	11/23/2022	1,238,120	1,233,635	1,256,692
Office Depot, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 7.00%	1.00%	8.58%	11/8/2022	2,500,000	2,430,480	2,527,500
Onex Carestream Finance LP	Healthcare	Term Loan (First Lien 2013)	Loan	3M USD LIBOR + 4.00%	1.00%	5.69%	6/7/2019	3,037,274	3,033,839	3,049,939
OpenLink International, LLC	Financial Intermediaries	Term B Loan	Loan	3M USD LIBOR + 6.50%	1.25%	8.27%	7/29/2019	2,883,152	2,881,467	2,886,756
P.F. Chang’s China Bistro, Inc.	Food Service	Term B Loan	Loan	6M USD LIBOR + 5.00%	1.00%	6.51%	9/1/2022	1,995,000	1,978,916	1,962,581
ULC)	Business Equipment & Services	Term Loan (First Lien)	Loan	6M USD LIBOR + 4.00%	1.00%	5.80%	10/30/2020	955,558	953,277	943,614
Peraton	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.95%	4/29/2024	1,990,000	1,980,795	2,007,413
Petsmart, Inc. (Argos Merger Sub, Inc.)	Retailers (Except Food & Drug)	Term Loan B1	Loan	2M USD LIBOR + 3.00%	1.00%	4.57%	3/11/2022	972,500	968,851	792,344
PGX Holdings, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	6.90%	9/29/2020	2,754,229	2,743,573	2,664,717
PI US HOLDCO II T/L (PAYSAFE)	Financial Intermediaries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.17%	12/20/2024	1,000,000	995,000	1,002,080
Pike Corporation	Conglomerates	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	9/20/2024	497,503	495,186	501,443
Ping Identity Corporation	Business Equipment & Services	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.37%	1/24/2025	500,000	497,525	501,875
Planet Fitness Holdings LLC	Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.00%	0.75%	4.65%	3/31/2021	2,368,358	2,363,020	2,392,042
Plastipak Packaging, Inc	Containers & Glass Products	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.45%	10/14/2024	997,500	992,752	1,002,986
Polycom Term Loan (9/16)	Telecommunications	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.90%	9/27/2023	1,508,167	1,490,507	1,513,506
PrePaid Legal Services, Inc.	Conglomerates	Term Loan B	Loan	3M USD LIBOR + 5.25%	1.25%	6.90%	7/1/2019	2,944,950	2,947,124	2,948,631
Presidio, Inc.	Electronics/Electrical	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	4.45%	2/2/2024	1,882,977	1,837,433	1,887,289
Prestige Brands T/L B4	Drugs	Term Loan B4	Loan	1M USD LIBOR + 2.75%	0.75%	4.40%	1/26/2024	428,171	427,260	430,543
Prime Security Services (Protection One)	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	5/2/2022	1,970,162	1,961,794	1,985,825
Project Accelerate	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	1/2/2025	2,000,000	1,990,187	2,020,000
Project Leopard Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.78%	7/7/2023	498,750	497,506	500,466
Prometric	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 3.00%	1.00%	4.77%	1/29/2025	500,000	497,522	503,750
Rackspace Hosting, Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.79%	11/3/2023	498,747	497,557	500,059
Radio Systems Corporation	Goods/Activities/Movies	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	5/2/2024	1,492,500	1,492,500	1,498,097
Ranpak Holdings, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.90%	10/1/2021	906,723	904,457	910,694
Red Ventures, LLC	Electronics/Electrical	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.65%	11/8/2024	997,500	987,986	1,003,525
Research Now Group, Inc	Electronics/Electrical	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	7.13%	12/20/2024	3,000,000	2,853,582	2,966,250
Resolute Investment Managers, Inc.	Financial Intermediaries	Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	4/29/2022	722,738	722,738	732,676
Reynolds Group Holdings Inc.	Industrial Equipment	Incremental U.S. Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.40%	2/3/2023	1,743,523	1,743,523	1,750,968
RGIS Services, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 7.50%	1.00%	9.15%	3/31/2023	496,250	489,372	468,956
Robertshaw US Holding Corp.	Industrial Equipment	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.19%	2/14/2025	1,000,000	997,500	1,008,750
Rovi Solutions Corporation / Rovi Guides, Inc.	Electronics/Electrical	Tranche B-3 Term Loan	Loan	1M USD LIBOR + 2.50%	0.75%	4.15%	7/2/2021	1,447,500	1,443,827	1,455,418
Russell Investment Management T/L B	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.94%	6/1/2023	2,217,487	2,120,560	2,229,129
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan B1	Loan	1M USD LIBOR + 2.50%	0.00%	4.19%	7/5/2024	1,000,000	995,387	996,670
Sally Holdings, LLC	Retailers (Except Food & Drug)	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	997,500	992,929	1,002,069
SBP Holdings LP	Industrial Equipment	Term Loan (First Lien)	Loan	3M USD LIBOR + 4.00%	1.00%	5.65%	3/27/2021	962,500	960,161	943,250
SCS Holdings (Sirius Computer)	Business Equipment & Services	Term Loan (First Lien)	Loan	1M USD LIBOR + 4.25%	1.00%	5.90%	10/31/2022	2,266,208	2,236,571	2,282,253
Seadrill Operating LP	Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.69%	2/21/2021	967,254	925,524	835,224
SG Acquisition, Inc. (Safe Guard)	Insurance	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	3/29/2024	1,892,500	1,875,697	1,892,500
Shearers Foods LLC	Food Products	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.94%	1.00%	5.63%	6/30/2021	967,500	966,193	972,947
Sitel Worldwide	Telecommunications	Term Loan	Loan	6M USD LIBOR + 5.50%	1.00%	7.25%	9/18/2021	1,955,000	1,942,489	1,955,978
SMB Shipping Logistics T/L B (REP WWEX Acquisition)	Surface Transport	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	5.48%	2/2/2024	1,989,987	1,988,148	1,990,823
Sonneborn, LLC	Chemicals & Plastics	Term Loan (First Lien)	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	205,858	205,602	206,887
Sonneborn, LLC	Chemicals & Plastics	Initial US Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	5.40%	12/10/2020	1,166,529	1,165,079	1,172,362
Sophia, L.P.	Conglomerates	Term Loan (Closing Date)	Loan	3M USD LIBOR + 3.25%	1.00%	4.94%	9/30/2022	1,905,528	1,897,798	1,907,376

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SRAM, LLC	Industrial Equipment	Term Loan (First Lien)	Loan	2M USD LIBOR + 3.25%	1.00%	4.88%	3/15/2024	2,417,405	2,398,260	2,432,514
SS&C Technologies	Business Equipment & Services	Term Loan B3	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	737,000	735,158	740,228
SS&C Technologies	Business Equipment & Services	Term Loan B4	Loan	N/A 2.50%	0.00%	4.27%	2/28/2025	263,000	262,343	264,152
Staples, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.79%	8/15/2024	1,995,000	1,990,091	1,981,294
Steak ’n Shake Operations, Inc.	Food Service	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.40%	3/19/2021	844,991	840,948	737,255
Sybil Software LLC	Electronics/Electrical	Term Loan B	Loan	3M USD LIBOR + 2.75%	1.00%	4.44%	9/29/2023	950,777	946,662	956,177
Syncsort, Inc.	Business Equipment & Services	Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	6.69%	8/16/2024	1,995,000	1,975,954	1,995,618
Ten-X, LLC	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.65%	9/30/2024	2,000,000	1,997,922	1,991,260
Townsquare Media, Inc.	Radio & Television	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.65%	4/1/2022	911,712	908,025	913,991
TransDigm, Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.10%	8/22/2024	4,190,095	4,197,662	4,205,808
Travel Leaders Group, LLC	Goods/Activities/Movies	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	6.35%	1/25/2024	1,985,025	1,976,475	2,007,357
TRC Companies, Inc.	Business Equipment & Services	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.15%	6/21/2024	2,992,500	2,978,644	2,999,981
TRICO Group	Containers & Glass Products	Term Loan	Loan	3M USD LIBOR + 6.50%	1.00%	8.48%	2/2/2024	3,000,000	2,940,000	2,996,250
Truck Hero, Inc. (Tectum Holdings)	Surface Transport	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.64%	4/22/2024	2,987,494	2,964,391	3,001,505
Trugreen Limited Partnership	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.54%	4/13/2023	493,763	486,986	498,701
Twin River Management Group, Inc.	Lodging & Casinos	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	4.83%	7/10/2020	785,346	786,226	792,218
Univar Inc.	Chemicals & Plastics	Term B Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.15%	7/1/2024	2,546,644	2,534,633	2,558,919
Uniti Group, Inc.	Telecommunications	Term Loan B (First Lien)	Loan	1M USD LIBOR + 3.00%	1.00%	4.65%	10/24/2022	1,950,362	1,940,540	1,881,280
Univision Communications Inc.	Radio & Television	Replacement First-Lien Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	3/15/2024	2,854,711	2,838,791	2,818,627
UOS, LLC (Utility One Source)	Equipment Leasing	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.15%	4/18/2023	597,249	595,209	613,673
UPC Broadband Holding B.V.	Cable & Satellite Television	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.09%	1/15/2026	1,000,000	998,817	998,750
Valeant Pharmaceuticals International, Inc.	Drugs	Series D2 Term Loan B	Loan	1M USD LIBOR + 3.50%	0.75%	5.08%	4/1/2022	848,566	848,566	858,019
Virtus Investment Partners, Inc.	Financial Intermediaries	Term Loan B	Loan	3M USD LIBOR + 2.50%	0.75%	4.09%	6/3/2024	497,500	495,337	499,366
Vizient Inc.	Healthcare	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.40%	2/13/2023	313,725	306,705	315,686
Washington Inventory Service	Business Equipment & Services	U.S. Term Loan (First Lien)	Loan	3M USD LIBOR + 6.00%	0.00%	7.52%	6/8/2020	1,111,056	1,122,315	833,292
Weight Watchers International, Inc.	Food Service	Term Loan B	Loan	1M USD LIBOR + 4.75%	0.75%	6.33%	11/29/2024	2,000,000	1,960,950	2,022,500
Western Dental Services, Inc.	Retailers (Except Food & Drug)	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.15%	6/30/2023	2,488,747	2,472,078	2,505,870
Western Digital Corporation	Electronics/Electrical	Term Loan B (USD)	Loan	1M USD LIBOR + 2.00%	0.75%	3.60%	4/28/2023	1,309,443	1,272,149	1,315,335
Windstream Services, LLC	Telecommunications	Term Loan B6	Loan	1M USD LIBOR + 4.00%	0.75%	5.59%	3/29/2021	886,317	879,389	835,354
Wirepath LLC	Home Furnishings	Term Loan	Loan	3M USD LIBOR + 4.50%	1.00%	6.17%	8/5/2024	997,500	997,055	997,500
Xerox Business Services T/L B (Conduent)	Business Equipment & Services	Term Loan	Loan	2M USD LIBOR + 3.00%	0.00%	4.65%	12/7/2023	742,500	731,992	748,069
ZEP, Inc.	Chemicals & Plastics	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.77%	8/12/2024	2,493,750	2,482,111	2,508,289
Zest Holdings 1st Lien T/L (2014 Replacement)	Healthcare	Term Loan	Loan	2M USD LIBOR + 4.25%	1.00%	5.90%	8/16/2023	992,500	988,063	991,885

									$311,457,573	$305,830,303

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)								5,769,820	$5,769,820	$5,769,820

Total cash and cash equivalents								5,769,820	$5,769,820	$5,769,820

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2018.

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

On November 15, 2016, the Issuer completed the second refinancing and the Issuer issued $282.4 million of notes (the “2013- 1 Amended CLO Notes”), consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 Amended CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the 2013-1 CLO Notes issued in 2013.

On December 14, 2018, in a refinancing transaction, the Issuer issued $509.5 million of notes (the “2013-1 Reset CLO Notes”), consisting of Class A-1FL-R-2 Floating Rate Senior Notes, Class A-1FXD-R-2 Fixed Rate Senior Notes, Class A-2-R-2 Floating Rate Senior Notes, Class B-R-2 Floating Rate Senior Notes, Class C-R-2 Deferrable Mezzanine Floating Rate Notes, Class D-R-2 Deferrable Mezzanine Floating Rate Notes, Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes, Class F-R-2 Deferrable Junior Floating Rate Notes, Class G-R-2 Deferrable Junior Floating Rate Notes, and Subordinated Notes. The 2013-1 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Reset CLO Notes were used along with existing assets held by the Trustee to redeem all of the Secured Notes issued in 2016. As of February 28, 2019, Saratoga Investment Corp. owned 100% of the Class F-R-2 Notes, Class G-R-2 Notes and the Subordinated Notes of the CLO.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2019.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2019 and February 28, 2018, cash and cash equivalents amounted to $18.5 million and $5.8 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by the Investment Manager to approve a fair value determination to reflect significant events affecting the value of these investments. The Investment Manager values investments for which market quotations are not readily available at fair value. Determinations of fair value may involve significant judgments and estimates. The types of factors that may be considered in determining the fair value of investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

Deferred Debt Financing Costs, net

The Issuer presents deferred debt financing costs on the balance sheet as a contra-liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

Included in deferred debt financing costs of $2.5 million as of February 28, 2019 are structuring fees of the investment bank, rating agency and legal fees, and other various closing costs associated with the issuance of the 2013-1 Reset CLO Notes on December 14, 2018. Such costs have been capitalized and amortized using an effective yield method as appropriate, over the life of the related notes.

Included in deferred debt financing costs of $1.0 million as of February 28, 2018 are structuring fees of the investment bank, rating agency fees and legal fees associated with the issuance of the 2013-1 CLO Notes on October 17, 2013. Such costs have been capitalized and amortized using an effective yield method, over the life of the related notes.

Deferred debt financing costs of $1.2 million incurred in connection with the issuance of the 2013-1 Amended CLO Notes, were expensed when the 2013-1 Amended CLO Notes were extinguished on December 14, 2018.

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”)) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. Subsequent to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, the Base Management Fee was changed to be payable in an amount equal to 0.10% per annum of the fee basis amount at the beginning of the Collection period, and the Subordinated Management Fees was changed to be payable in an amount equal to 0.40% per annum of the fee basis amount at the beginning of the Collection period. This remained unchanged during the third refinancing and the issuance of the 2013-1 Reset CLO Notes. Prior to the third refinancing of the CLO, the Incentive Management Fee equaled 20.0% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. The investment manager is no longer eligible to receive the incentive fee following the third refinancing of the CLO on December 14, 2018. For the years ended February 28, 2019 and February 28, 2018, Incentive Management Fees of $0.6 million and $0.6 million, respectively were accrued. For the year ended February 28, 2017, no Incentive Management Fees have been accrued or paid.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Issuer paid $0.2 million, $0.2 million and $0.1 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, $2.0 million, $3.3 million and $4.7 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the year ended February 28, 2019, $0.5 million in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

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

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018, effective for the first quarter that begins after the effective date. Management has adopted these amendments as currently required and these are reflected in the Issuer’s financial statements and related disclosures. The presentation of certain prior year information has been adjusted to conform with these amendments.

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

•

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

•

Level 3—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820 and the Investment Company Act of 1940 (“1940 Act”).

The following table presents fair value measurements of investments, by major class, as of February 28, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$401,397,704	$96,991,665	$498,389,369
Equity interests	—	15,691	—	15,691

Total	$—	$401,413,395	$96,991,665	$498,405,060

The following table presents fair value measurements of investments, by major class, as of February 28, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$260,462,293	$45,361,411	$305,823,704
Equity interests	—	2,235	4,364	6,599

Total	$—	$260,464,528	$45,365,775	$305,830,303

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2019:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2018	$45,361,411	$4,364	$45,365,775
Net change in unrealized appreciation (depreciation)	(847,562)	1,893,174	1,045,612
Purchases and other adjustments to cost	51,787,257	—	51,787,257
Sales and repayments	(18,867,427)	—	(18,867,427)
Net realized gain from investments	6,845	—	6,845
Transfers in (1)	34,492,314	—	34,492,314
Transfers out (2)	(14,941,173)	(1,897,538)	(16,838,711)

Balance as of February 28, 2019	$96,991,665	$—	$96,991,665

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(720,845)	$—	$(720,845)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2019, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2019, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year February 28, 2018:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2017	$51,209,702	$22,718	$51,232,420
Net change in unrealized appreciation	54,781	4,117	58,898
Purchases and other adjustments to cost	29,566,554	—	29,566,554
Sales and repayments	(25,412,198)	—	(25,412,198)
Net realized gain from investments	15,544	—	15,544
Transfers in (1)	8,778,388	—	8,778,388
Transfers out (2)	(18,851,360)	(22,471)	(18,873,831)

Balance as of February 28, 2018	$45,361,411	$4,364	$45,365,775

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$331,993	$4,117	$336,110

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2018, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2018, as the number of observable market quotes for these investments increased.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2019 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average*
Term loans	$96,991,665	Market Comparables	Third-Party Bid	94.50% - 100.50%

Total	$96,991,665

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2018 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average*
Term loans	$45,361,411	Market Comparables	Third-Party Bid	89.00% - 102.75%
Equity interests	4,364	Market Comparables	Third-Party Bid	0.40%

Total	$45,365,775

*	The weighted average in the tables above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

On October 17, 2013, the Issuer issued $284.9 million of notes, consisting of Class X Floating Rate Senior Notes, Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 CLO Notes were used along with existing assets held by the Trustee to redeem all of the Secured Notes issued in 2008. The Subordinated Notes were not included in the refinancing transaction.

On November 15, 2016, the Issuer issued $282.4 million of the 2013-1 Amended CLO Notes, consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used along with existing assets held by the Trustee to redeem all of the 2013- 1CLO Notes issued in 2013. The Subordinated Notes were not included in the refinancing transaction.

On December 14, 2018, in a refinancing transaction, the Issuer issued $509.5 million of notes consisting of Class A-1FL-R- 2 Floating Rate Senior Notes, Class A-1FXD-R-2 Fixed Rate Senior Notes, Class A-2-R-2 Floating Rate Senior Notes, Class B- R-2 Floating Rate Senior Notes, Class C-R-2 Deferrable Mezzanine Floating Rate Notes, Class D-R-2 Deferrable Mezzanine Floating Rate Notes, Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes, Class F-R-2 Deferrable Junior Floating Rate Notes, Class G-R-2 Deferrable Junior Floating Rate Notes, and Subordinated Notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Amended CLO Notes. $30.0 million of Subordinated Notes issued in connection with the 2008 CLO Notes and 2013-1 CLO Notes were not redeemed and remained outstanding.

The 2013-1 Reset CLO Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer.

The relative order of seniority of payment of each class of securities is, as follows: first, Class A-1FL-R-2 Notes, second, Class A-1FXD-R-2 Notes, third Class A-2-R-2 Notes, fourth, Class B-R-2 Notes, fifth, Class C-R-2 Notes, sixth, Class D-R-2 Notes, seventh, Class E-1-R-2 Notes, eighth, Class F-R-2 Notes, ninth, Class G-R-2, and tenth the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the 2013-1 Reset CLO Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on December 14, 2018, at February 28, 2019:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Class A-1FL-R-2 Senior Secured Floating Rate Notes	LIBOR +1.25%	January 20, 2030	$255,000,000	$255,000,000	4.07%
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	4.19%	January 20, 2030	25,000,000	25,000,000	4.19%
Class A-2-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.75%	January 20, 2030	40,000,000	40,000,000	4.57%
Class B-R-2 Senior Secured Floating Rate Notes	LIBOR + 2.30%	January 20, 2030	59,500,000	59,500,000	5.12%
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.75%	January 20, 2030	22,500,000	22,500,000	5.57%
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 3.75%	January 20, 2030	31,000,000	31,000,000	6.57%
Class E-l-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 5.87%*	January 20, 2030	27,000,000	27,000,000	8.69%
Class F-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 8.75%	January 20, 2030	2,500,000	2,500,000	11.55%
Class G-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	January 20, 2030	7,500,000	7,500,000	12.80%
Subordinated Notes	N/A	January 20, 2030	69,500,000	69,500,000	N/A

			$539,500,000	$539,500,000

Description	Interest Rate	Maturity	Notional Amount	Amount Outstanding	Weighted Average Interest Rate
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes **	0.00%	January 20, 2030	$27,000,000	$27,000,000	0.00%

*	The spread in respect of the Class E-1-R-2 Notes will initially be 5.87%, and will step up to 8.00% in January 2022.
**

There will be no return of principal on the Class E-2-R-2 Notes. The notional amount of the Class E-2-R-2 Notes will at all times be equal to the sum of the notional amount of the Class E-1-R-2 Notes and the amount of deferred interest, if any, on the Class E-2-R-2 Notes. The interest rate in respect of the Class E-2-R-2 Notes will initially be 0.00%, and will step up to 2.00% in January 2022.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2018:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	October 20, 2025	$170,000,000	$170,000,000	2.87%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	October 20, 2025	20,000,000	20,000,000	3.08%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	October 20, 2025	44,800,000	44,800,000	4.04%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	October 20, 2025	16,000,000	16,000,000	4.81%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	October 20, 2025	14,000,000	14,000,000	6.08%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	October 20, 2025	13,100,000	13,100,000	8.06%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	October 20, 2025	4,500,000	4,500,000	9.94%
Subordinated Notes	N/A	October 20, 2025	30,000,000	30,000,000	N/A

			$312,400,000	$312,400,000

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2017:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Class A-l Floating Rate Senior Notes	LIBOR + 1.55%	October 20, 2025	$170,000,000	$170,000,000	2.10%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	October 20, 2025	20,000,000	20,000,000	2.30%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	October 20, 2025	44,800,000	44,800,000	2.96%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	October 20, 2025	16,000,000	16,000,000	3.78%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	October 20, 2025	14,000,000	14,000,000	4.64%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	October 20, 2025	13,100,000	13,100,000	5.98%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	October 20, 2025	4,500,000	4,500,000	7.45%
Subordinated Notes	N/A	October 20, 2025	30,000,000	30,000,000	N/A

			$312,400,000	$312,400,000

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2019:

Debt Security	February 28, 2019
Class A-1FL-R-2 Senior Secured Floating Rate Notes	$254,987,128
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,018,718
Class A-2-R-2 Senior Secured Floating Rate Notes	39,997,452
Class B-R-2 Senior Secured Floating Rate Notes	59,495,241
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,497,870
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	30,995,916
Class E-l-R-2 Deferrable Mezzanine Floating Rate Notes	27,109,023
Class F-R-2 Deferrable Junior Floating Rate Notes	2,483,500
Class G-R-2 Deferrable Junior Floating Rate Notes	7,450,500
Subordinated Notes	25,393,508

$495,428,856

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2018:

Debt Security	February 28, 2018
Class A-l Floating Rate Senior Notes	$170,737,343
Class A-2 Floating Rate Senior Notes	20,138,214
Class B Floating Rate Senior Notes	45,373,111
Class C Deferrable Floating Rate Notes	16,180,199
Class D Deferrable Floating Rate Notes	14,153,208
Class E Deferrable Floating Rate Notes	13,128,862
Class F Deferrable Floating Rate Notes	4,499,100
Subordinated Notes	11,874,704

$296,084,741

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

The Indenture provides that payments on the Subordinated Notes shall rank subordinate in priority of payment to payments due on all classes of 2013-1 Reset CLO Notes and subordinate in priority of payment to the payment of fees and expenses. Distributions on the Subordinated Notes are limited to the assets of the Issuer remaining after payment of all of the liabilities of the Issuer that rank senior in priority of payment to the Subordinated Notes. To the extent that the proceeds from the collateral are not sufficient to make distributions on the Subordinated Notes the Issuer will have no further obligation in respect of the Subordinated Notes.

Interest proceeds and, after the 2013-1 Reset CLO Notes have been paid in full, principal proceeds, in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

Distributions, if any, on the Subordinated Notes will be payable quarterly on the 20th day of each January, April, July and October of each calendar year or, if any such day is not a business day, on the next succeeding business day (each, a “Payment Date”), commencing on the first Payment Date, and on April January 20, 2030 (or if any such day is not a business day, the next succeeding business day) (the “Stated Redemption Date”) (if not redeemed prior to such date) sequentially in order of seniority. At the Stated Redemption Date, the Subordinated Notes will be redeemed after payment in full of all of the 2013-1 Reset CLO Notes and the payment of all administrative and other fees and expenses. The failure to pay interest proceeds or principal proceeds to the holders of the Subordinated Notes will not be an event of default under the Indenture.

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

As of February 28, 2019, the remaining unamortized discount on the Class A-1FL-R-21 Notes, Class A-1FXD-R-2 Notes, Class A-2-R-2 Notes, Class B-R-2 Notes, Class C-R-2 Notes, Class D-R-2 Notes, Class E-1-R-2 Notes, Class F-R-2 Notes, and Class G-R-2 Notes were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.6 million, $1.1 million, $0.0 million, $0.0 million and $0.0 million, respectively.

As of February 28, 2018, the remaining unamortized discount on the Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes, Class D Notes, Class E Notes, and Class F Notes were $0.0 million, $0.0 million, $0.0 million, $0.1 million, $0.3 million, $0.0 million and $0.0 million, respectively.

The remaining unamortized deferred debt financing costs, on the 2013-1 Amended CLO Notes, of $0.9 million, and unamortized discount on the 2013-1 Amended CLO Notes of $0.3 million, were recognized as additional amortization expense when the related notes were extinguished and recorded within loss on extinguishment of debt in the statements of operations. As of February 28, 2019, $0.1 million of financing costs related to the 2013-1 Amended CLO Notes remain capitalized and are being amortized over the term of the 2013-1 Reset CLO Notes.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2016—2019). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2019 and February 28, 2018, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2019, February 28, 2018 and February 28, 2017. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2019, February 28, 2018 and February 28, 2017.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2019 and February 28, 2018, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2019 and February 28, 2018, the Issuer had $1.3 million and $0.2 million of unfunded commitments outstanding, respectively.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Issuer neither bought nor sold investments from related parties.

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of February 28, 2019, the CLO 2013-1 Warehouse Loan was repaid in full, with interest expense of $0.5 million recognized and included in the interest and debt financing expenses on the Statement of Operations.

The Subordinated Notes are wholly-owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate, but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, $2.0 million, $3.3 million and $4.7 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the year ended February 28, 2019, $0.5 million in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations. In addition to refinancing its liabilities, at February 28, 2019, the Investment Manager holds aggregate principal amounts of $2.5 million in Class F-R-2 Notes and $7.5 million in Class G-R-2 Notes of the CLO tranches with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. For the year ended February 28, 2019, payments for the Class F-R-2 Notes and Class G-R-2 Notes totaling $0.3 million are included in interest expense in the Issuer’s statement of operations.

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

As of February 28, 2019 and February 28, 2018, net assets (deficit) were $(17.9) million and $(11.2) million, respectively. These amounts include accumulated losses of $11.2 million and $13.0 million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, as shown in the tables below:

	For the Year Ended February 28, 2019
	Common Stock		Capital in Excess	Total Distributable	Net Assets (Deficit)
	Shares	Amount	of Par Value	Earnings (Loss)
Balance at February 28, 2018	250	$250	$—	$(11,245,569)	$(11,245,319)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	474,449	474,449
Net realized gain (loss) from investments	—	—	—	(1,157,929)	(1,157,929)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(110,177)	(110,177)

Balance at May 31, 2018	250	250	—	(12,039,226)	(12,038,976)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	191,126	191,126
Net realized gain (loss) from investments	—	—	—	2,237	2,237
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(440,254)	(440,254)

Balance at August 31, 2018	250	250	—	(12,286,117)	(12,285,867)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	472,125	472,125
Net realized gain (loss) from investments	—	—	—	11,948	11,948
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,467,273)	(4,467,273)

Balance at November 30, 2018	250	250	—	(16,269,317)	(16,269,067)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(802,968)	(802,968)
Net realized gain (loss) from investments	—	—	—	(200,967)	(200,967)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(626,667)	(626,667)

Balance at February 28, 2019	250	$250	$—	$(17,899,919)	$(17,899,669)

	For the Year Ended February 28, 2018
	Common Stock		Capital in Excess	Total Distributable	Net Assets (Deficit)
	Shares	Amount	of Par Value	Earnings (Loss)
Balance at February 28, 2017	250	$250	$—	$(12,974,026)	$(12,973,776)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(86,168)	(86,168)
Net realized gain (loss) from investments	—	—	—	293,858	293,858
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(47,767)	(47,767)

Balance at May 31, 2017	250	250	—	(12,814,103)	(12,813,853)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	267,831	267,831
Net realized gain (loss) from investments	—	—	—	475,486	475,486
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,311,081)	(1,311,081)

Balance at August 31, 2017	250	250	—	(13,381,867)	(13,381,617)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	52,984	52,984
Net realized gain (loss) from investments	—	—	—	260,872	260,872
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(202,856)	(202,856)

Balance at November 30, 2017	250	250	—	(13,270,867)	(13,270,617)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	1,160,695	1,160,695
Net realized gain (loss) from investments	—	—	—	(410,685)	(410,685)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,275,288	1,275,288

Balance at February 28, 2018	250	$250	$—	$(11,245,569)	$(11,245,319)

	For the Year Ended February 28, 2017
	Common Stock		Capital in Excess	Total Distributable	Net Assets (Deficit)
	Shares	Amount	of Par Value	Earnings (Loss)
Balance at February 29, 2016	250	$250	$—	$(21,557,618)	$(21,557,368)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	84,332	84,332
Net realized gain (loss) from investments	—	—	—	55,557	55,557
Net change in unrealized appreciation (depreciation) on investments	—	—	—	9,320,673	9,320,673

Balance at May 31, 2016	250	250	—	(12,097,056)	(12,096,806)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(75,900)	(75,900)
Net realized gain (loss) from investments	—	—	—	165,854	165,854
Net change in unrealized appreciation (depreciation) on investments	—	—	—	467,724	467,724

Balance at August 31, 2016	250	250	—	(11,539,378)	(11,539,128)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(5,782,625)	(5,782,625)
Net realized gain (loss) from investments	—	—	—	130,337	130,337
Net change in unrealized appreciation (depreciation) on investments	—	—	—	926,507	926,507

Balance at November 30, 2016	250	250	—	(16,265,159)	(16,264,909)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	541,503	541,503
Net realized gain (loss) from investments	—	—	—	6,421	6,421
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,743,209	2,743,209

Balance at February 28, 2017	250	$250	$—	$(12,974,026)	$(12,973,776)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2019, February 28, 2018, February 28, 2017, February 29, 2016 and February 28, 2015:

	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015
Average subordinated notes’ capital balance(1)	$18,900,592	$17,262,714	$15,113,353	$18,382,072	$25,077,372
Ratio and supplemental data:
Total Return(2)	(22.41)%	32.73%	162.55%	(49.59)%	5.34%
Net investment income (loss)(3)	1.77%	8.08%	(34.62)%	0.57%	3.17%
Total expenses(3)	125.54%	95.41%	141.14%	79.34%	49.79%
Base management fee(3)	1.82%	1.75%	3.87%	4.07%	3.03%
Subordinated management fee(3)	7.29%	6.99%	6.04%	4.07%	3.03%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
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

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2019 through May 13, 2019, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.