Form 10-Q
period 2019-05-31
SARATOGA INVESTMENT CORP.
filed 2019-07-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2019

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.75% Notes due 2023	SAB	The New York Stock Exchange
6.25% Notes due 2025	SAF	The New York Stock Exchange

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

The number of outstanding common shares of the registrant as of July 9, 2019 was 8,018,188.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $308,061,752 and $307,136,188, respectively)	$309,830,182	$306,511,427
Affiliate investments (amortized cost of $18,557,809 and $18,514,716, respectively)	11,676,118	11,463,081
Control investments (amortized cost of $78,739,023 and $76,265,189, respectively)	87,945,041	84,045,212

Total investments at fair value (amortized cost of $405,358,584 and $401,916,093, respectively)	409,451,341	402,019,720
Cash and cash equivalents	37,183,604	30,799,068
Cash and cash equivalents, reserve accounts	23,812,643	31,295,326
Interest receivable (net of reserve of $873,414 and $647,210, respectively)	3,815,502	3,746,604
Due from affiliate (See Note 6)	1,243,197	1,673,747
Management and incentive fee receivable	279,828	542,094
Other assets	550,093	595,543

Total assets	$476,336,208	$470,672,102

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(581,922)	(605,189)
SBA debentures payable	150,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,274,866)	(2,396,931)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(1,819,617)	(1,919,620)
2025 Notes payable	60,000,000	60,000,000
Deferred debt financing costs, 2025 notes payable	(2,320,888)	(2,377,551)
Base management and incentive fees payable	7,522,070	6,684,785
Deferred tax liability	762,783	739,716
Accounts payable and accrued expenses	1,430,701	1,615,443
Interest and debt fees payable	1,978,494	3,224,671
Directors fees payable	63,500	62,000
Due to manager	341,752	319,091

Total liabilities	$289,552,507	$289,796,915

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 7,764,844 and 7,657,156 common shares issued and outstanding, respectively	$7,765	$7,657
Capital in excess of par value	205,988,350	203,552,800
Total distributable earnings (loss)	(19,212,414)	(22,685,270)

Total net assets	186,783,701	180,875,187

Total liabilities and net assets	$476,336,208	$470,672,102

NET ASSET VALUE PER SHARE	$24.06	$23.62

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2019	May 31, 2018
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$8,527,740	$7,405,909
Affiliate investments	249,325	239,350
Control investments	1,648,146	1,146,665
Payment-in-kind interest income:
Non-control/Non-affiliate investments	151,897	216,010
Affiliate investments	40,150	34,147
Control investments	985,869	564,857

Total interest from investments	11,603,127	9,606,938
Interest from cash and cash equivalents	51,359	16,293
Management fee income	629,516	385,194
Incentive fee income	—	199,183
Other income	467,182	280,410

Total investment income	12,751,184	10,488,018

OPERATING EXPENSES
Interest and debt financing expenses	3,864,576	2,722,792
Base management fees	1,812,169	1,532,468
Incentive management fees	2,113,169	1,072,612
Professional fees	395,126	542,797
Administrator expenses	500,000	437,500
Insurance	64,619	63,859
Directors fees and expenses	60,000	95,500
General & administrative	258,601	347,850
Income tax expense (benefit)	2,136	(267,310)
Excise tax expense (credit)	—	(270)
Other expense	—	12,572

Total operating expenses	9,070,396	6,560,370

NET INVESTMENT INCOME	3,680,788	3,927,648

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	—	212,008

Net realized gain (loss) from investments	—	212,008
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	2,393,191	303,705
Affiliate investments	169,944	(475,562)
Control investments	1,425,995	815,062

Net change in unrealized appreciation (depreciation) on investments	3,989,130	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(20,930)	(940,546)

Net realized and unrealized gain (loss) on investments	3,968,200	(85,333)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,648,988	$3,842,315

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.99	$0.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	7,746,187	6,275,494

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2019

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—165.9% (b)

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.50% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,932,070	$18,000,000	9.7%

Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.50% Cash, 9/21/2021	10/1/2018	$1,500,000	1,488,728	1,500,000	0.8%

Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	707,472	0.4%

CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.50% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,583,511	13,517,395	13,583,512	7.3%

CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.50% Cash/2.00% PIK, 3/31/2022	3/31/2017	$12,204,179	12,105,751	12,204,179	6.5%

Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 5/16/2023	5/16/2018	$8,500,000	8,429,988	8,513,600	4.6%

Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%

Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,083,543	0.6%

Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 11.00% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,665	3,307,657	1.8%

Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	414,271	0.2%

Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 14.00% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,928,264	15,845,224	15,928,264	8.5%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Fancy Chap, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 4/8/2024	4/8/2019	$6,000,000	5,940,434	5,991,000	3.2%

Fancy Chap, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 4/8/2024	4/8/2019	$—	—	—	0.0%

Fancy Chap, Inc. (h)	Business Services	Series C Preferred Stock	4/8/2019	38,398	925,123	2,076,658	1.1%

FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.43% Cash, 11/16/2023	5/16/2018	$23,000,000	22,849,679	22,958,600	12.3%

GDS Holdings US, Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,435,464	7,492,500	4.0%

GDS Holdings US, Inc.	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/23/2023	3/29/2019	$1,000,000	990,143	999,000	0.5%

GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	299,892	0.2%

Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	640,811	0.3%

Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 11.74% Cash, 3/31/2021	8/25/2014	$15,500,000	15,437,640	15,500,000	8.3%

inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,078,703	12,078,000	6.5%

inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$—	—	—	0.0%

Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.50% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,953,500	8.0%

National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,946,185	8,853,300	4.7%

Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.50% Cash, 5/29/2023	5/29/2018	$5,500,000	5,453,319	5,527,500	3.0%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.50% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%

Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.25% Cash, 7/5/2023	7/5/2018	$5,000,000	4,956,214	5,059,500	2.7%

Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,395,128	0.7%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$9,098,356	9,097,625	9,166,594	4.9%

Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,076,854	1.1%

		Total Business Services			184,710,966	190,311,335	101.9%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,713,605	501,112	0.3%

		Total Consumer Products			1,713,605	501,112	0.3%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	374,662	0.2%

My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%

My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	655,987	1,997,158	1.0%

My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	2,371,820	1.2%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,943,708	15,920,139	8.5%

Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 11.06% Cash, 9/13/2023	9/13/2018	$21,393,178	21,226,465	21,388,899	11.5%

M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%

M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%

Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	801,908	0.4%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.25% Cash, 6/2/2021	12/2/2015	$10,000,000	9,956,443	9,953,204	5.3%

		Total Education			49,096,034	48,070,410	25.7%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,057,888	1.1%

		Total Food and Beverage			2,216,427	2,057,888	1.1%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	424,155	0.2%

Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.50% Cash, 6/19/2023	6/19/2018	$10,000,000	9,926,809	9,999,000	5.4%

Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 8.50% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.73% Cash, 9/27/2023	7/25/2014	$19,900,000	19,873,291	19,963,680	10.7%

Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	4,018,452	2.1%

ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 1/31/2022	1/31/2017	$15,000,000	14,905,794	15,063,000	8.1%

HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,941,146	5,940,000	3.2%

HemaTerra Holding Company, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$—	—	—	0.0%

TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	1,000,000	1,000,000	1,000,000	0.5%

Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	441,950	0.2%

Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,266,535	7,262,040	4.0%

Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%

Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,193,322	2,405,340	1.3%

		Total Healthcare Services			65,513,974	66,517,617	35.7%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Sub Total Non-control/Non-affiliate investments					308,061,752	309,830,182	165.9%

Affiliate investments—6.3% (b)

GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.50% Cash, 11/16/2021	11/17/2016	$7,000,000	6,960,362	7,140,000	3.8%

GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,629,899	0.9%

		Total Business Services			7,810,362	8,769,899	4.7%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,843,800	1.0%

Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,062,419	1,062,419	1,062,419	0.6%
		Total Metals			10,747,447	2,906,219	1.6%

Sub Total Affiliate investments					18,557,809	11,676,118	6.3%

Control investments—47.0% (b)

Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	9,925,702	13,510,126	7.2%

Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$21,867,482	21,820,919	21,976,819	11.8%

Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$3,931,585	3,895,045	3,951,243	2.1%

Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,092,999	5,048,142	5,135,271	2.7%

Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	5,406,229	2.9%

		Total Business Services			43,839,808	49,979,688	26.7%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 19.50%, 1/20/2030	1/22/2008	$69,500,000	24,899,215	28,024,105	15.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 11.25%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,485,183	1.3%

Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 12.50%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,456,065	4.0%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
		Total Structured Finance Securities			34,899,215	37,965,353	20.3%

Sub Total Control investments					78,739,023	87,945,041	47.0%

TOTAL INVESTMENTS—219.2% (b)					$405,358,584	$409,451,341	219.2%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—32.7% (b)
U.S. Bank Money Market (l)				60,996,247	$60,996,247	$60,996,247	32.7%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				60,996,247	$60,996,247	$60,996,247	32.7%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of May 31, 2019, non-qualifying assets represent 16.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $186,783,701 as of May 31, 2019.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 19.50% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the quarter ended May 31, 2019 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation
GreyHeller LLC	$—	$—	$249,325	$—	$—	$130,344
Elyria Foundry Company, L.L.C.	—	—	40,150	—	—	39,600

Total	$—	$—	$289,475	$—	$—	$169,944

See accompanying notes to consolidated financial statements.

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the quarter ended May 31, 2019 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$961,894	$—	$—	$(76,286)
Easy Ice Masters, LLC	—	—	130,808	—	—	4,762
Netreo Holdings, LLC	—	—	143,991	—	—	242,491
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	1,081,435	629,516	—	1,247,780
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	72,982	—	—	1,683
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes		—	242,905	—	—	5,565

Total	$—	$—	$2,634,015	$629,516	$—	$1,425,995

(h)	Non-income producing at May 31, 2019.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2019. (see Note 7 to the consolidated financial statements).
(k)

As of May 31, 2019, the investment was on non-accrual status. The fair value of these investments was approximately $4.9 million, which represented 1.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2019.

LIBOR—London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2019 was 2.43%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2019 was 2.50%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2019

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—169.5% (b)

Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,922,851	$18,000,000	10.0%

Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	10/1/2018	$1,000,000	992,183	1,000,000	0.6%

Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	635,781	0.4%

CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,514,320	13,437,153	13,514,320	7.5%

CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$12,142,015	12,040,280	12,142,015	6.7%

Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$8,500,000	8,426,441	8,489,800	4.7%

Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%

Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,062,440	0.6%

Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 11.12% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,122	3,314,520	1.8%

Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	505,509	0.3%

Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 14.12% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,888,102	15,796,316	15,888,102	8.8%

FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.49% Cash, 11/16/2023	5/16/2018	$23,000,000	22,844,123	23,000,000	12.7%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

GDS Holdings US, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$7,500,000	7,430,649	7,495,500	4.0%

GDS Holdings US, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$—	—	—	0.0%

GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	277,139	0.2%

Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	629,555	0.3%

Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.00%), 11.62% Cash, 3/31/2021	8/25/2014	$24,100,000	23,991,294	24,100,000	13.3%

Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	15,000,000	8.3%

Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.87% Cash, 7/1/2022	7/1/2016	$18,000,000	17,889,554	17,881,200	9.9%

National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,942,155	8,864,100	4.9%

Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$5,500,000	5,451,758	5,537,400	3.1%

Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%

Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.37% Cash, 7/5/2023	7/5/2018	$5,000,000	4,955,204	5,063,500	2.8%

Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,339,705	0.7%

Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$9,311,956	9,310,703	9,371,929	5.2%

Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,210,149	1.2%

		Total Business Services			190,711,402	195,322,664	108.0%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,713,605	505,094	0.3%

		Total Consumer Products			1,713,605	505,094	0.3%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	1,112,543	0.6%

My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%

My Alarm Center, LLC	Consumer Services	Preferred Equity Class Z Units 25.00% PIK	9/12/2018	676	655,987	2,053,514	1.1%

My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	3,166,057	1.7%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/31/2020	5/31/2017	$16,000,000	15,929,485	16,032,000	8.9%

Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 11.12% Cash, 9/13/2023	9/13/2018	$21,446,929	21,273,211	21,438,351	11.9%

M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%

M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%

Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	792,165	0.4%

Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.37% Cash, 6/2/2021	12/2/2015	$10,000,000	9,952,251	9,807,000	5.4%

		Total Education			49,124,365	48,075,776	26.6%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,100,286	1.2%

		Total Food and Beverage			2,216,427	2,100,286	1.2%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	402,990	0.2%

Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$10,000,000	9,923,962	10,020,000	5.5%

Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%

Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.79% Cash, 9/27/2023	7/25/2014	$19,950,000	19,877,861	19,991,895	11.1%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	2,387,705	1.3%

ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.12% Cash, 1/31/2022	1/31/2017	$15,000,000	14,898,535	15,096,000	8.3%

Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	208,250	0.1%

Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,263,114	6,735,710	3.8%

Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%

Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,189,094	2,499,000	1.4%
		Total Healthcare Services			58,559,643	57,341,550	31.7%

Sub Total Non-control/Non-affiliate investments					307,136,188	306,511,427	169.5%

Affiliate investments - 6.3% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.62% Cash, 11/16/2021	11/17/2016	$7,000,000	6,956,976	7,140,000	4.0%

GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,496,169	0.8%

		Total Business Services			7,806,976	8,636,169	4.8%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,804,200	1.0%

Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,022,712	1,022,712	1,022,712	0.5%

		Total Metals			10,707,740	2,826,912	1.5%

Sub Total Affiliate investments					18,514,716	11,463,081	6.3%

Control investments—46.5% (b)

Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	9,683,612	13,357,444	7.4%

Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$21,184,063	21,126,021	21,268,799	11.8%

Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$3,804,244	3,768,025	3,819,461	2.1%

Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,067,057	5,021,133	5,092,899	2.8%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	5,179,101	2.9%

		Total Business Services			42,748,791	48,717,704	27.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.67%, 1/20/2030	1/22/2008	$69,500,000	23,516,398	25,393,508	14.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 11.37%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,483,500	1.4%

Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 12.62%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,450,500	4.1%

		Total Structured Finance Securities			33,516,398	35,327,508	19.5%

Sub Total Control investments					76,265,189	84,045,212	46.5%

TOTAL INVESTMENTS—222.3% (b)					$401,916,093	$402,019,720	222.3%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 34.3% (b)
U.S. Bank Money Market (l)				62,094,394	$62,094,394	$62,094,394	34.3%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				62,094,394	$62,094,394	$62,094,394	34.3%

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

See accompanying notes to consolidated financial statements.

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

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2019 was 2.49%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2019 was 2.62%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2019	May 31, 2018
INCREASE FROM OPERATIONS:
Net investment income	$3,680,788	$3,927,648
Net realized gain from investments	—	212,008
Net change in unrealized appreciation on investments	3,989,130	643,205
Net change in provision for deferred taxes on unrealized appreciation on investments	(20,930)	(940,546)

Net increase in net assets resulting from operations	7,648,988	3,842,315

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(4,176,132)	(3,128,513)

Net decrease in net assets from shareholder distributions	(4,176,132)	(3,128,513)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	1,772,634	—
Stock dividend distribution	667,389	504,878
Offering costs	(4,365)	—

Net increase in net assets from capital share transactions	2,435,658	504,878

Total increase in net assets	5,908,514	1,218,680
Net assets at beginning of period, as previously reported	180,875,187	143,691,367
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)

Net assets at beginning of period, as adjusted	180,875,187	143,626,067

Net assets at end of period	$186,783,701	$144,844,747

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2019	May 31, 2018
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,648,988	$3,842,315
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(2,672,834)	(758,415)
Net accretion of discount on investments	(318,260)	(380,862)
Amortization of deferred debt financing costs	341,688	254,601
Net realized (gain) loss from investments	—	(212,008)
Net change in unrealized (appreciation) depreciation on investments	(3,989,130)	(643,205)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	20,930	940,546
Proceeds from sales and repayments of investments	26,917,351	36,540,803
Purchases of investments	(27,368,748)	(35,203,552)
(Increase) decrease in operating assets:
Interest receivable	(68,898)	(733,644)
Due from affiliate	430,550	—
Management and incentive fee receivable	262,266	49,099
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)
Other assets	45,304	40,331
Deferred tax asset	2,136	(267,310)
Receivable from unsettled trades	—	(159,271)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	837,285	173,779
Accounts payable and accrued expenses	(184,742)	135,183
Interest and debt fees payable	(1,246,177)	(1,036,724)
Directors fees payable	1,500	43,000
Due to manager	22,661	17,589

NET CASH PROVIDED BY OPERATING ACTIVITIES	681,870	2,576,955

Financing activities
Payments of deferred debt financing costs	(39,689)	—
Proceeds from issuance of common stock	1,772,634	—
Payments of cash dividends	(3,508,743)	(2,623,635)
Payments of offering costs	(4,219)	—

NET CASH USED IN FINANCING ACTIVITIES	(1,780,017)	(2,623,635)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(1,098,147)	(46,680)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	62,094,394	13,777,491

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$60,996,247	$13,730,811

Supplemental information:
Interest paid during the period	$4,769,065	$3,504,914
Cash paid for taxes	5,761	14,070
Supplemental non-cash information:
Payment-in-kind interest income	$2,672,834	$758,415
Net accretion of discount on investments	318,260	380,862
Amortization of deferred debt financing costs	341,688	254,601
Stock dividend distribution	667,389	504,878

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

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

The Company and SBIC LP are both considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies” (“ASC 946”). There have been no changes to the Company or SBIC LP’s status as investment companies during the three months ended May 31, 2019.

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

As of May 31, 2019, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2019	May 31, 2018
Cash and cash equivalents	$37,183,604	$3,313,448
Cash and cash equivalents, reserve accounts	23,812,643	10,417,363

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$60,996,247	$13,730,811

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from our Manager, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $4.9 million, or 1.2% of the fair value of our portfolio. At February 28, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.7 million, or 1.4% of the fair value of our portfolio.

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

Upon the adoption of ASC 606, the Company recognizes incentive fee income only when the amount is realized and no longer subject to reversal. Therefore, the Company no longer recognizes unrealized incentive fee income in the consolidated financial statements. The adoption of ASC 606 results in the delayed recognition of unrealized incentive fee income in the consolidated financial statements until it becomes realized at the end of the measurement period and all uncertainties are eliminated, which is typically quarterly.

The Company adopted ASC 606 for incentive fee income using the modified retrospective approach with an effective date of March 1, 2018. The cumulative effect of the adoption resulted in the reversal of $0.07 million of unrealized incentive fee income and is presented as a reduction to the opening balances of components of equity as of March 1, 2018.

In conjunction with the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”) on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. Prior to the refinancing, the Company reported $0.2 million in incentive fees from the Saratoga CLO for the three months ended May 31, 2018 and is reported as incentive fee income on the Company’s consolidated statement of operations.

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

Without the adoption of ASC 606, there was no impact to either the consolidated statements of assets and liabilities as of May 31, 2019 and February 28, 2019 or the consolidated statement of operations for the three months ended May 31, 2019.

For the three months ended May 31, 2018, the impact on the consolidated statement of operations without the adoption of ASC 606 is shown in the table below:

Consolidated Statement of Operations

	For the Three Months Ended May 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$199,183	$27,652	$226,835
Total investment income	10,488,018	27,652	10,515,670
NET INVESTMENT INCOME	3,927,648	27,652	3,955,300
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,842,315	27,652	3,869,967
WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.01	$0.62

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2019, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2016, 2017 and 2018 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2019 and February 28, 2019, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and concluded these changes do not have a material impact on the Company’s consolidated financial statements and disclosures.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$219,479	$219,479
Second lien term loans	—	—	109,305	109,305
Unsecured term loans	—	—	2,058	2,058
Structured finance securities	—	—	37,965	37,965
Equity interests	—	—	40,644	40,644

Total	$—	$—	$409,451	$409,451

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2019 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	323	1,043	—	1,383	242	2,991
Net change in unrealized appreciation (depreciation) on investments	(217)	476	(42)	1,254	2,517	3,988
Purchases	25,444	—	—	—	1,925	27,369
Sales and repayments	(8,917)	(18,000)	—	—	—	(26,917)
Net realized gain (loss) from investments	—	—	—	—	—	—

Balance as of May 31, 2019	$219,479	$109,305	$2,058	$37,965	$40,644	$409,451

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(217)	$468	$(42)	$1,254	$2,517	$3,980

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2 or 3 during the three months ended May 31, 2019.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Payment-in-kind and other adjustments to cost	73	271	531	—	—	265	1,140
Net change in unrealized appreciation (depreciation) on investments	(73)	(22)	(186)	(66)	130	860	643
Purchases	—	16,335	15,653	2,216	—	999	35,203
Sales and repayments	(4,106)	(18,387)	(14,000)	—	(48)	—	(36,541)
Net realized gain from investments	—	212	—	—	—	—	212
Restructures in	—	—	—	—	—	—	—
Restructures out	—	—	—	—	—	—	—

Balance as of May 31, 2018	$—	$195,768	$97,073	$2,150	$16,456	$31,904	$343,351

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(167)	$(93)	$(66)	$130	$860	$664

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$219,479	Market Comparables	Market Yield (%)	8.5% - 13.0%	10.8%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	109,305	Market Comparables	Market Yield (%)	10.5% - 47.5%	12.7%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,058	Market Comparables	Market Yield (%)	19.2% - 19.2%	19.2%
			EBITDA Multiples (x)	4.8x	4.8x
Structured finance securities	37,965	Discounted Cash Flow	Discount Rate (%)	9.0% - 15.0%	13.7%
Equity interests	40,644	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	7.3x
			Revenue Multiples (x)	0.6x - 39.5x	8.2x

Total	$409,451

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$219,178	54.1%	$219,479	53.6%
Second lien term loans	110,836	27.3	109,305	26.7
Unsecured term loans	2,217	0.6	2,058	0.5
Structured finance securities	34,899	8.6	37,965	9.3
Equity interests	38,229	9.4	40,644	9.9

Total	$405,359	100.0%	$409,451	100.0%

The composition of our investments as of February 28, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$202,328	50.3%	$202,846	50.5%
Second lien term loans	127,793	31.8	125,786	31.3
Unsecured term loans	2,217	0.6	2,100	0.5
Structured finance securities	33,516	8.3	35,328	8.8
Equity interests	36,062	9.0	35,960	8.9

Total	$401,916	100.0%	$402,020	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2019. The significant inputs at May 31, 2019 for the valuation model include:

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

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period ending January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. As part of this refinancing, the Company also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par.

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

For the three months ended May 31, 2019 and May 31, 2018, we accrued management fee income of $0.6 million and $0.4 million, respectively, and interest income of $1.1 million and $0.8 million, respectively, from the Saratoga CLO. For the three months ended May 31, 2018, we accrued $0.2 million related to the incentive management fee from Saratoga CLO.

As of May 31, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $28.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2019, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.5 million, respectively. As of May 31, 2019, Saratoga CLO had investments with a principal balance of $513.4 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.0%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2019, the present value of the projected future cash flows of the subordinated notes was approximately $28.6 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $55.9 million, management fees of $20.2 million and incentive fees of $1.2 million.

As of February 28, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2019, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.5 million, respectively. As of February 28, 2019, Saratoga CLO had investments with a principal balance of $510.3 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.3%. As of February 28, 2019, the present value of the projected future cash flows of the subordinated notes was approximately $26.6 million, using a 15.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2019 (unaudited) and February 28, 2019 and for the three months ended May 31, 2019 (unaudited) and May 31, 2018 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $508,645,633 and $506,145,483, respectively)	$497,734,598	$498,389,369
Equities at fair value (amortized cost of $2,566,752 and $3,531,218, respectively)	151	15,691

Total investments at fair value (amortized cost of $511,212,385 and $509,676,701, respectively)	497,734,749	498,405,060
Cash and cash equivalents	8,579,399	18,495,653
Receivable from open trades	1,204,614	7,855,309
Interest receivable (net of reserve of $291,580 and $168,443, respectively)	1,886,128	2,104,495

Total assets	$509,404,890	$526,860,517

LIABILITIES
Interest payable	$2,461,179	$4,963,472
Payable from open trades	14,504,906	26,232,247
Accrued base management fee	55,966	108,419
Accrued subordinated management fee	223,862	433,675
Due to affiliate	1,243,197	1,673,747
Accounts payable and accrued expenses	23,136	1,221,110
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(571,332)	(585,059)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(1,039,656)	(1,064,636)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,408,435)	(2,465,897)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(24,664,279)	(25,256,892)

Total liabilities	$529,328,544	$544,760,186

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(19,923,904)	(17,899,919)

Total net assets (deficit)	(19,923,654)	(17,899,669)

Total liabilities and net assets	$509,404,890	$526,860,517

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2019	May 31, 2018
INVESTMENT INCOME
Interest from investments	$8,203,707	$5,032,427
Interest from cash and cash equivalents	7,363	4,015
Other income	140,123	142,957

Total investment income	8,351,193	5,179,399

EXPENSES
Interest and debt financing expenses	6,418,808	3,994,176
Base management fee	125,903	77,039
Subordinated management fee	503,613	308,155
Incentive fees	—	226,835
Professional fees	124,508	25,888
Trustee expenses	19,879	45,468
Miscellaneous fee expense	32,538	27,389

Total expenses	7,225,249	4,704,950

NET INVESTMENT INCOME	1,125,944	474,449

REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
Net realized loss on investments	(943,934)	(1,157,929)
Net change in unrealized depreciation on investments	(2,205,995)	(110,177)

Net realized and unrealized loss on investments	(3,149,929)	(1,268,106)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,023,985)	$(793,657)

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

May 31, 2019

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	-					6,692	$669,214	$134
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	-					18,975	1,897,538	17
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	5/30/2025	$2,982,487	2,971,392	2,965,100
ABB Con-Cise Optical Group LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	7.50%	6/15/2023	2,098,066	2,074,926	1,966,936
Achilles Acquisition LLC	Banking Finance Insurance & Real Estate	Term Loan (09/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.43%	10/13/2025	3,000,000	2,993,593	2,992,500
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	9/27/2021	1,910,400	1,904,699	788,040
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	4/30/2025	1,985,000	1,976,388	1,956,873
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	7/23/2021	2,389,899	2,388,562	2,067,574
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	7/23/2021	493,719	487,181	424,909
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.00%	5/9/2025	3,980,000	3,946,077	3,831,984
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	1/5/2026	500,000	500,000	500,000
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	7.27%	7/30/2021	2,912,180	2,908,470	2,824,814
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.43%	3/11/2024	490,000	490,000	426,300
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.50%	8/15/2025	2,468,750	2,457,800	2,271,250
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	7.00%	1.00%	9.43%	4/16/2021	398,255	397,752	371,624
Albertson’s LLC	Retail	Term Loan B7	Loan	1M USD LIBOR+	3.00%	0.75%	5.43%	11/17/2025	4,141,132	4,130,851	4,113,717
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.93%	10/10/2025	1,987,500	1,959,956	1,977,562
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	8/1/2025	497,500	496,377	498,744
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.93%	8/19/2021	3,626,521	3,620,887	3,626,521

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	4M USD LIBOR+	6.50%	1.00%	7.50%	8/30/2023	2,962,500	2,898,258	2,943,984
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	4/3/2024	1,676,074	1,666,089	1,651,637
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.43%	10/1/2025	1,917,909	1,913,622	1,893,130
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.75%	3/24/2023	997,500	987,844	985,031
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.93%	4/5/2024	4,969,900	4,967,612	4,957,475
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	6/30/2022	3,956,604	3,945,057	3,897,255
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	2/28/2025	3,488,714	3,448,337	3,384,053
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	8/11/2025	995,000	990,594	856,526
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	5.18%	12/7/2023	488,794	487,055	439,000
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	3/20/2024	3,350,967	3,330,502	3,346,778
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	10/1/2025	1,995,000	1,990,648	1,960,088
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	7/31/2024	492,516	490,599	489,437
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.00%	11/14/2025	2,493,750	2,490,117	2,499,984
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	12/24/2021	1,406,149	1,398,360	1,408,202
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	8/4/2022	2,078,304	2,071,534	2,068,660
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	11/3/2023	496,660	493,172	494,549
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	7.00%	2/11/2026	2,000,000	1,962,053	2,002,500
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	12/16/2024	1,984,975	1,970,465	1,945,275
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.50%	1/30/2026	1,995,000	1,955,885	1,955,100
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	7.00%	7/31/2025	3,974,975	3,956,970	3,967,542
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	6/2/2025	1,708,604	1,701,767	1,701,137
Berry Global Group Inc.	Chemicals Plastics & Rubber	Term Loan (05/19)	Loan	3M USD LIBOR+	2.50%	0.00%	5.00%	6/15/2026	5,000,000	4,987,500	4,968,050

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	4/12/2023	3,480,013	3,476,754	3,481,091
Blucora Inc.	High Tech Industries	Term Loan (11/17)	Loan	2M USD LIBOR+	3.00%	1.00%	4.00%	5/22/2024	956,667	952,736	954,878
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.75%	10/2/2025	2,493,750	2,471,351	2,411,357
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.75%	9/5/2025	995,000	990,507	990,025
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	11/8/2023	1,032,536	1,030,459	1,025,763
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	1/30/2026	2,186,667	2,184,342	2,188,591
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.93%	2/12/2025	993,750	981,768	985,989
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	1/2/2026	748,125	733,835	754,671
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	5.25%	6/16/2023	936,691	934,349	929,956
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR+	2.50%	1.00%	4.93%	3/25/2024	476,840	475,124	470,965
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	9.25%	7/31/2023	2,266,211	2,226,525	2,246,382
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	8.18%	2/28/2021	2,809,881	2,798,872	2,725,585
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	12/20/2023	1,466,250	1,456,054	1,319,625
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.25%	0.00%	7.68%	10/1/2025	2,493,750	2,471,156	2,428,288
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.68%	6/7/2023	1,458,708	1,444,248	1,390,338
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	1/31/2025	3,959,975	3,937,524	3,849,214
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	1M USD LIBOR+	2.00%	0.00%	4.43%	4/30/2025	1,580,000	1,578,463	1,578,562
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	12/20/2024	1,948,039	1,943,458	1,948,039
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	8/22/2025	498,750	497,630	498,336
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.93%	9/6/2024	1,201,860	1,142,088	1,121,636
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	8/11/2022	2,418,750	2,412,778	2,400,609
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.43%	10/5/2023	1,486,781	1,474,512	1,454,726
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	6/2/2025	992,500	992,500	836,181

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	3M USD LIBOR+	4.50%	1.00%	7.00%	8/17/2022	1,436,782	1,425,623	1,149,425
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.43%	11/3/2025	3,950,000	3,908,672	3,903,904
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	7/17/2025	1,989,848	1,966,492	1,946,569
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	1/15/2026	498,750	497,591	486,072
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.68%	12/1/2021	1,436,531	1,430,430	1,147,070
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.93%	5/13/2022	334,968	332,401	333,504
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.43%	2/27/2024	1,970,662	1,960,592	1,966,346
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.93%	12/12/2025	3,000,000	2,895,065	3,000,000
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	3/31/2025	4,484,924	4,438,638	4,440,075
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	2.00%	0.75%	4.43%	9/7/2023	3,964,874	3,914,817	3,940,966
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.93%	2/1/2024	1,318,289	1,315,604	1,286,505
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	Prime+	3.72%	1.00%	4.72%	12/29/2023	332,042	330,617	325,401
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.43%	5/21/2026	3,000,000	2,955,000	2,947,500
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	Prime+	2.75%	1.00%	3.75%	4/8/2024	478,125	476,404	466,024
Drew Marine Group Inc.	Transportation: Consumer	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	11/19/2020	2,833,564	2,822,926	2,817,639
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	8/21/2025	3,975,013	3,957,093	3,961,338
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.75%	8/28/2024	3,957,456	3,939,756	3,878,307
Education Management II LLC (a)	Services: Consumer	Term Loan B	Loan	Prime+	8.50%	1.00%	9.50%	7/2/2020	954,307	947,426	477
Education Management II LLC (a)	Services: Consumer	Term Loan A	Loan	Prime+	5.50%	1.00%	6.50%	7/2/2020	423,861	420,013	8,477
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	6.25%	2/9/2023	2,370,640	2,354,858	2,362,058
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Canada / ERM US)	Environmental Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	5/14/2021	988,553	984,749	985,152
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	6.68%	4/29/2024	3,967,310	3,943,497	3,853,250

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	6.75%	6/26/2025	1,985,000	1,967,240	1,875,825
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	10/10/2025	4,987,500	4,976,718	4,518,125
Fastener Acquisition Inc.	Construction & Building	Term Loan B	Loan	Prime+	3.25%	1.00%	4.25%	3/28/2025	495,000	492,889	490,050
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	4.43%	12/27/2022	360,542	359,822	359,576
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR+	2.75%	0.00%	5.25%	12/2/2024	4,987,500	4,961,905	4,968,796
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	4/18/2025	2,717,217	2,699,813	2,702,788
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR+	2.50%	0.00%	2.50%	8/1/2025	4,477,500	4,447,102	4,477,500
Fusion Connect Inc. (a)	Telecommunications	Term Loan B	Loan	Prime+	7.00%	1.00%	8.00%	5/4/2023	1,964,623	1,900,115	1,326,120
Fusion Connect Inc.	Telecommunications	Bridge Term Loan	Loan	1M USD LIBOR+	10.00%	0.00%	12.43%	6/3/2019	67,108	64,843	62,746
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	5.00%	8/13/2025	4,477,500	4,476,395	4,466,306
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	8/1/2025	2,985,000	2,957,516	2,970,075
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	1M USD LIBOR+	8.75%	0.75%	11.18%	3/4/2021	930,446	928,194	840,193
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	9.43%	1/3/2023	585,849	584,477	590,243
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.50%	8/6/2025	2,487,500	2,476,465	2,475,063
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.43%	4/16/2025	1,241,247	1,235,779	1,225,731
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.75%	12/27/2024	1,975,000	1,958,439	1,910,813
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	11/28/2025	3,062,779	3,062,779	3,069,150
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.93%	12/22/2024	3,336,039	3,288,820	3,242,897
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	10/10/2025	2,959,472	2,952,670	2,947,457
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.43%	3/7/2025	2,000,000	2,000,000	1,968,120
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	4/12/2024	2,000,000	1,990,279	1,988,760
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	5.18%	3/28/2025	920,941	916,908	916,337
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	5/1/2025	1,985,000	1,980,727	1,960,188
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	7.25%	11/3/2023	1,805,702	1,797,111	1,497,974

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.00%	1.00%	5.50%	8/1/2024	492,500	491,492	490,860
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (04/18)	Loan	3M USD LIBOR+	3.75%	0.00%	6.25%	9/30/2024	3,000,000	2,940,659	2,925,000
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	6/3/2024	264,030	263,595	245,474
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	8/18/2025	3,980,000	3,964,169	3,973,791
Hoffmaster Group Inc.	Forest Products & Paper	Term Loan B1	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	11/21/2023	1,071,649	1,074,400	1,066,966
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	7.50%	10/24/2025	2,493,750	2,470,922	2,418,938
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.75%	8/3/2022	1,464,027	1,461,004	1,451,583
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	4/3/2025	4,470,050	4,448,109	4,467,279
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Term Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	12/20/2024	1,722,866	1,714,213	1,719,145
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.93%	6/28/2024	1,959,799	1,942,451	1,953,273
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	5/23/2025	1,389,718	1,383,349	1,380,338
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	5/1/2024	3,483,636	3,392,605	3,281,167
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	8.25%	6/16/2025	2,912,179	2,859,684	2,286,061
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	6.25%	5/22/2026	2,000,000	1,995,000	1,996,260
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	7.50%	5/9/2022	1,854,084	1,849,857	1,798,462
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.00%	11/20/2025	4,875,000	4,823,515	4,302,188
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	5.75%	2/2/2024	2,358,000	2,349,801	2,358,660
KUEHG Corp.	Services: Consumer	Term Loan B-3	Loan	3M USD LIBOR+	3.75%	1.00%	6.25%	2/21/2025	496,250	495,190	494,285
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	12/16/2024	2,476,241	2,467,719	2,470,050
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	7.81%	11/25/2022	2,506,885	2,476,921	2,341,856
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	12/1/2023	488,750	487,145	488,291
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	7.00%	12/2/2024	3,406,875	3,394,841	3,404,047
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	1/30/2024	1,322,520	1,320,446	1,306,491
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	1/30/2024	74,592	74,483	73,688
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	3/27/2025	397,000	396,154	397,496

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	3/27/2025	99,250	99,039	99,374
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	7/15/2024	3,111,651	3,102,514	3,103,872
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	9/23/2024	1,719,441	1,716,271	1,712,993
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	9/30/2024	2,683,414	2,655,341	2,676,329
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.43%	5/12/2025	1,980,000	1,945,314	1,929,946
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	5/4/2022	964,313	961,874	917,004
MedPlast Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	6.25%	7/2/2025	497,500	495,284	492,938
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	1/31/2025	619,590	618,326	618,685
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	5.00%	3/2/2026	3,000,000	2,992,539	2,947,500
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.93%	1/30/2023	2,621,402	2,610,806	2,552,591
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	5.18%	8/15/2024	977,985	973,973	954,758
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	8/16/2023	3,959,345	3,898,674	3,880,158
MKS Instruments Inc.	High Tech Industries	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	2/2/2026	1,000,000	990,347	999,250
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	11/28/2025	997,500	995,329	984,672
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	5.43%	9/20/2024	493,750	492,710	493,444
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.93%	5/8/2025	995,000	992,867	988,363
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.00%	11/14/2025	498,750	496,587	498,750
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	3/9/2026	1,883,041	1,864,622	1,885,790
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	3/9/2026	116,959	115,834	117,130
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	8/8/2024	2,984,848	2,939,264	2,875,394
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	8/8/2024	1,000,000	980,732	984,380
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	8.68%	7/14/2022	5,958,652	5,946,847	5,913,962
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	7.18%	5/23/2023	3,481,212	3,486,036	3,472,509

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	9.43%	4/10/2025	5,000,000	4,500,000	4,475,000
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.43%	10/17/2022	1,934,870	1,924,512	1,896,173
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.93%	10/16/2023	1,000,000	993,643	970,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	4/19/2024	491,250	490,836	388,579
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	7.27%	3/21/2025	473,186	471,045	469,046
OCI Partners LP	Chemicals Plastics & Rubber	Term Loan B (2/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.50%	3/13/2025	3,059,470	3,038,507	3,055,646
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	7.68%	11/8/2022	2,796,480	2,779,363	2,826,766
Outcomes Group Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.00%	10/24/2025	498,750	497,590	490,855
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	4/30/2025	496,250	487,460	415,818
Panther BF Aggregator 2 LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	4/30/2026	1,500,000	1,491,226	1,493,130
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	5.50%	5/15/2026	1,000,000	995,000	998,750
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.68%	4/29/2024	1,965,000	1,957,705	1,933,069
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.68%	9/29/2020	3,646,940	3,627,894	3,428,124
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	5.68%	1/3/2025	1,485,000	1,477,652	1,463,839
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.93%	10/15/2024	985,000	980,865	979,090
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.43%	4/30/2026	3,000,000	2,940,389	2,940,000
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR+	2.75%	1.00%	5.25%	2/2/2024	1,644,326	1,612,761	1,636,515
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR+	2.75%	1.00%	5.18%	5/2/2022	1,696,914	1,691,626	1,681,082
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.43%	1/3/2023	2,491,830	2,479,932	2,488,715
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.68%	1/2/2025	1,980,000	1,971,620	1,980,000
Prometric Holdings Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.43%	1/29/2025	495,000	492,950	487,575
Quad/Graphics Inc.	Media: Advertising Printing & Publishing	Term Loan B (12/18)	Loan	1M USD LIBOR+	5.00%	0.00%	7.43%	2/2/2026	4,500,000	4,436,948	4,511,250
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	5.50%	11/3/2023	1,487,418	1,477,523	1,376,101
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.18%	5/2/2024	1,473,750	1,473,750	1,457,170
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	7.27%	7/9/2025	1,497,494	1,491,212	1,499,830

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.00%	12/20/2024	3,957,462	3,831,367	3,938,664
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	5.75%	4/29/2022	2,702,363	2,704,763	2,712,496
Revspring Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	10/10/2025	997,500	995,294	996,253
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan (01/17)	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	2/6/2023	1,721,509	1,721,509	1,702,865
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	10.00%	3/31/2023	482,554	477,021	375,587
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	2/28/2025	990,000	987,840	918,225
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	11/28/2025	4,000,000	3,983,420	3,923,000
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.75%	4.93%	7/2/2021	1,332,669	1,330,506	1,293,795
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	1.00%	5.75%	6/1/2023	4,174,054	4,060,948	4,140,995
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	8/16/2024	1,970,100	1,952,021	1,959,895
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	4.50%	7/5/2024	1,000,000	996,257	962,500
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	7/5/2024	775,864	772,678	770,045
Savage Enterprises LLC	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	8/1/2025	3,582,692	3,537,920	3,590,538
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.68%	10/31/2022	3,393,482	3,379,666	3,397,724
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	8.50%	2/21/2021	912,725	889,081	696,810
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR+	5.00%	1.00%	7.50%	3/29/2024	1,590,000	1,578,207	1,578,075
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.68%	6/30/2021	2,877,498	2,869,886	2,865,498
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.93%	8/19/2024	3,010,328	2,961,429	2,989,647
Sirius Computer Solutions Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.75%	5/22/2026	2,000,000	1,995,000	2,001,660
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	8.00%	8/4/2025	2,484,375	2,457,050	2,422,266
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	6.52%	2/2/2024	1,957,930	1,956,288	1,948,140
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	12/19/2025	2,000,000	1,923,708	1,907,500
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime+	2.72%	1.00%	3.72%	3/15/2024	1,868,791	1,855,885	1,861,783
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	4/16/2025	497,459	496,373	494,489
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	4/16/2025	324,131	323,440	322,070

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SS&C Technologies Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	4/16/2025	227,364	226,879	225,918
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.75%	7/30/2025	2,390,000	2,381,638	2,354,150
Staples Inc.	Retail	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	7.50%	4/16/2026	1,975,000	1,970,370	1,896,830
Stats LLC	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	5.25%	0.00%	7.75%	5/22/2026	2,000,000	1,950,000	1,950,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	3/19/2021	832,491	830,052	645,180
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	4.75%	9/29/2023	355,219	353,781	353,571
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	10/1/2025	1,496,250	1,482,744	1,412,086
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	9/30/2024	1,975,000	1,973,156	1,953,611
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	5.18%	1/31/2024	1,000,000	995,199	999,380
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR+	6.50%	0.00%	9.00%	12/15/2025	2,962,500	2,821,992	2,936,578
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.68%	7/21/2025	1,246,875	1,241,358	1,241,164
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	2/2/2026	2,641,515	2,611,274	2,573,285
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	7.68%	3/6/2026	2,390,814	2,332,247	2,380,055
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	3/8/2024	1,750,000	1,733,049	1,733,953
Townsquare Media Inc.	Media: Broadcasting & Subscription	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.00%	1.00%	5.43%	4/1/2022	881,975	879,413	880,873
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR+	2.50%	0.00%	4.93%	8/22/2024	4,137,719	4,144,231	4,040,317
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.43%	1/25/2024	2,481,250	2,476,769	2,471,945
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.93%	6/21/2024	3,402,727	3,391,459	3,389,967
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	9.50%	2/2/2024	4,912,852	4,779,805	4,679,491
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	4/22/2024	2,949,962	2,931,468	2,800,016
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	6.18%	3/19/2026	988,813	979,250	991,285
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	5/11/2026	1,000,000	995,019	998,500
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.68%	10/22/2025	3,489,306	3,274,799	2,974,633
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	7/1/2024	1,851,592	1,844,293	1,844,649
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B-4	Loan	1M USD LIBOR+	2.50%	0.00%	4.93%	7/1/2024	1,633,588	1,625,629	1,630,729

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.18%	3/15/2024	2,746,369	2,734,005	2,607,897
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.93%	4/18/2023	589,746	592,139	592,695
UPC Financing Partnership	Media: Broadcasting & Subscription	Term Loan (10/17)	Loan	1M USD LIBOR+	2.50%	0.00%	4.93%	1/15/2026	832,911	832,134	830,912
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.50%	8/20/2025	5,472,500	5,443,430	5,396,377
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	3/3/2025	495,000	492,872	496,445
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.50%	0.00%	6.00%	3/2/2026	2,900,000	2,885,855	2,897,941
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.75%	6/3/2024	3,567,004	3,566,338	3,547,671
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.43%	12/31/2025	992,500	991,395	990,644
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.18%	5/6/2026	500,000	498,608	500,210
Wand NewCo 3 Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	2/5/2026	250,000	247,584	250,625
Web.Com Group Inc.	High Tech Industries	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.75%	0.00%	6.18%	10/10/2025	454,338	453,310	449,890
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.93%	12/19/2025	3,990,000	3,983,163	3,980,025
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	7.25%	11/29/2024	1,810,065	1,780,006	1,776,126
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	6.00%	10/10/2024	2,983,719	2,901,690	2,702,145
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	10/10/2024	1,246,843	1,163,421	1,153,642
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	7.68%	6/30/2023	2,457,481	2,441,265	2,408,332
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	4.18%	4/29/2023	1,296,349	1,265,285	1,254,217
Wheel Pros LLC	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	7.18%	4/4/2025	2,000,000	1,982,141	1,980,000
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.43%	8/5/2024	2,977,562	2,951,058	2,962,675
Wynn Resorts Limited	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.68%	10/30/2024	1,995,000	1,977,968	1,978,661
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	8.39%	8/9/2024	1,975,000	1,957,489	1,955,250
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.50%	8/12/2024	2,462,500	2,453,195	1,955,225
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.93%	3/14/2025	990,000	985,734	937,203

										$511,212,385	$497,734,749

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)	8,579,399	$8,579,399	$8,579,399

Total cash and cash equivalents	8,579,399	$8,579,399	$8,579,399

(a)	Security is in default as of May 31, 2019.
(b)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2019.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of May 31, 2019 was 2.47%.

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2019 was 2.43%.

2M USD LIBOR—The 2 month USD LIBOR rate as of May 31, 2019 was 2.47%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2019 was 2.50%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2019 was 2.52%.

Prime—The Prime Rate as of May 31, 2019 was 5.50%.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2019

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	A-1 Preferred Shares	Equity						6,692	$669,214	$13,384
Education Management II LLC	Services: Consumer	A-2 Preferred Shares	Equity						18,975	1,897,538	1,670
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						14,813	964,466	637
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	5/30/2025	$2,990,000	2,978,426	2,987,518
ABB Con-Cise Optical Group LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	6/15/2023	2,103,445	2,080,167	2,037,712
Achilles Acquisition LLC	Banking Finance Insurance & Real Estate	Term Loan (09/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.49%	10/13/2025	6,000,000	5,985,885	5,962,500
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	9/27/2021	1,915,375	1,909,171	957,687
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	4/30/2025	1,990,000	1,981,204	1,968,607
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	7/23/2021	2,396,156	2,394,791	2,098,889
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	7/23/2021	494,975	487,610	431,247
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.11%	5/9/2025	3,990,000	3,954,925	3,850,350
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	1/5/2026	500,000	500,000	499,375
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	7.36%	7/30/2021	2,919,744	2,915,422	2,883,247
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	3/11/2024	491,250	491,250	455,020
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.61%	8/15/2025	2,484,375	2,472,344	2,422,266
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.99%	4/16/2021	398,056	397,485	316,455
Albertson’s LLC	Retail	Term Loan B7	Loan	1M USD LIBOR+	3.00%	0.75%	5.49%	11/17/2025	4,151,511	4,140,731	4,124,733
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	6M USD LIBOR+	5.50%	0.00%	8.19%	10/10/2025	2,000,000	1,971,432	1,990,000
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	8/1/2025	498,750	497,585	499,997
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.99%	8/19/2021	3,626,521	3,620,261	3,614,445
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	3M USD LIBOR+	6.50%	1.00%	7.50%	8/30/2023	3,000,000	2,931,901	2,872,500

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	4/3/2024	1,677,030	1,666,628	1,639,296
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	10/1/2025	1,955,223	1,950,844	1,930,783
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.99%	4/5/2024	4,982,450	4,979,868	4,929,536
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	6/30/2022	3,966,883	3,954,749	3,907,380
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	6.49%	2/28/2025	3,497,500	3,455,778	3,410,063
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	8/11/2025	997,500	992,909	944,732
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	12/7/2023	490,038	488,206	392,520
AqGen Ascensus Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	12/5/2022	408,906	408,242	405,839
Aramark Services Inc.	Services: Consumer	Term Loan B-2	Loan	1M USD LIBOR+	1.75%	0.00%	4.24%	3/28/2024	1,294,904	1,294,904	1,287,212
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	3/20/2024	3,350,967	3,329,140	3,283,948
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.74%	10/1/2025	2,000,000	1,995,758	1,975,000
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	7/31/2024	493,763	491,798	485,739
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.11%	11/14/2025	2,500,000	2,496,120	2,490,625
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	12/24/2021	1,406,149	1,397,673	1,407,612
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	8/4/2022	2,084,268	2,077,055	2,082,788
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	11/3/2023	497,955	494,277	497,512
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	7.11%	2/11/2026	2,000,000	1,960,211	1,988,760
Avaya Inc.	Telecommunications	Term Loan B	Loan	2M USD LIBOR+	4.25%	0.00%	6.82%	12/16/2024	1,990,000	1,974,743	1,987,015
Avolon TLB Borrower 1 US LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	2.00%	0.75%	4.49%	1/15/2025	913,731	909,648	912,763
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	7/31/2025	3,984,987	3,966,751	3,970,044
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	6/2/2025	1,752,582	1,745,304	1,752,144
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	11/27/2025	481,250	476,571	479,310
Blackboard Inc.	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	5.00%	1.00%	7.61%	6/30/2021	2,932,500	2,919,562	2,818,866
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	4/12/2023	3,488,756	3,485,266	3,484,395
Blucora Inc.	High Tech Industries	Term Loan (11/17)	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	5/22/2024	706,667	703,725	704,900

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.86%	10/2/2025	2,500,000	2,476,591	2,484,150
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.86%	9/5/2025	997,500	992,812	985,031
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	11/8/2023	1,035,177	1,032,997	1,032,589
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	6.24%	8/1/2025	2,000,000	1,990,924	2,001,880
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	1/30/2026	2,500,000	2,497,271	2,488,200
Cable One Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	1.75%	0.00%	4.24%	5/1/2024	492,500	492,049	490,348
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.99%	2/12/2025	1,000,000	987,601	995,420
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	1/2/2026	750,000	735,504	753,127
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	5.36%	6/16/2023	939,191	936,843	929,019
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR+	2.50%	1.00%	4.99%	3/25/2024	478,053	476,166	470,284
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	9.36%	7/31/2023	2,266,211	2,224,216	2,257,713
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	12/20/2023	1,470,000	1,459,340	1,451,625
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.99%	10/1/2025	2,500,000	2,476,183	2,393,750
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.74%	6/7/2023	1,462,458	1,450,545	1,343,999
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	1/31/2025	3,970,000	3,946,810	3,904,813
CEOC LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	10/4/2024	990,000	990,000	980,734
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	4/30/2025	1,584,000	1,582,488	1,578,773
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	12/20/2024	1,953,052	1,948,283	1,948,775
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	8/22/2025	500,000	498,788	501,250
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.99%	9/6/2024	1,207,930	1,145,627	1,145,190
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	8/11/2022	2,418,750	2,412,445	2,409,680
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	10/5/2023	1,490,574	1,477,850	1,451,133
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	3.75%	1.00%	6.36%	6/2/2025	995,000	995,000	844,685
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	7.19%	8/17/2022	1,436,782	1,424,775	894,396
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.49%	11/3/2025	4,000,000	3,957,810	3,975,000
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	7/17/2025	1,994,924	1,970,647	1,967,853

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	1/15/2026	500,000	498,804	493,250
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.74%	12/1/2021	1,440,263	1,433,574	1,229,984
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.99%	5/13/2022	335,864	333,061	329,006
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	2/27/2024	1,975,651	1,965,011	1,965,772
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.99%	12/12/2025	3,000,000	2,892,107	3,000,000
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	3/31/2025	2,992,462	2,956,032	2,952,572
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	2.00%	0.75%	4.49%	9/7/2023	3,974,937	3,922,161	3,960,031
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.99%	2/1/2024	1,318,289	1,315,251	1,289,036
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	12/29/2023	332,042	330,546	320,005
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	12/29/2023	3,101,339	3,074,510	3,070,325
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	Prime+	2.75%	1.00%	3.75%	4/8/2024	481,250	479,436	473,733
Drew Marine Group Inc.	Transportation: Consumer	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	11/19/2020	2,841,040	2,828,735	2,819,732
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	8/21/2025	5,985,000	5,957,110	5,936,402
Dynatrace LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	8/22/2025	1,000,000	1,000,000	994,580
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.86%	8/28/2024	3,967,480	3,948,716	3,927,805
Education Management II LLC (a)	Services: Consumer	Term Loan A	Loan	Prime+	5.50%	1.00%	6.50%	7/2/2020	423,861	419,105	8,477
Education Management II LLC (a)	Services: Consumer	Term Loan B	Loan	Prime+	8.50%	1.00%	9.50%	7/2/2020	954,307	945,813	840
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	6.36%	2/9/2023	2,410,685	2,394,658	2,397,282
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Canada / ERM US)	Environmental Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	5/14/2021	988,553	985,300	978,745
Emerald Performance Materials LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	7/30/2021	475,777	474,869	469,682
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	6.74%	4/29/2024	3,977,405	3,952,044	3,978,240
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	6.86%	6/26/2025	1,990,000	1,971,730	1,910,400
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	10/10/2025	5,000,000	4,988,764	4,807,800
Evergreen AcqCo 1 LP	Retail	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.25%	6.36%	7/9/2019	935,156	934,453	883,723
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	12/20/2024	2,809,641	2,798,064	2,806,129

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Extreme Reach Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	8.74%	2/7/2020	5,492,555	5,432,541	5,351,836
Fastener Acquisition Inc.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.86%	3/28/2025	496,250	493,979	486,325
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	12/27/2022	415,611	414,701	412,236
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR+	2.75%	0.00%	5.36%	12/2/2024	5,000,000	4,973,959	4,987,500
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	4/18/2025	2,776,214	2,759,824	2,755,392
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR+	2.50%	0.00%	5.07%	8/1/2025	4,488,750	4,457,527	4,474,745
Fusion Connect Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	7.50%	1.00%	10.11%	5/4/2023	1,925,000	1,857,064	1,732,500
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	5.11%	8/13/2025	4,488,750	4,487,571	4,466,306
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	8/1/2025	2,992,500	2,964,056	2,955,094
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	9.49%	1/3/2023	585,849	585,849	593,172
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	Prime+	9.16%	0.75%	9.91%	3/4/2021	1,035,789	1,035,789	1,008,341
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.61%	8/6/2025	2,493,750	2,482,280	2,487,516
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.49%	4/16/2025	1,244,373	1,238,702	1,231,930
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.86%	12/27/2024	1,980,000	1,962,889	1,952,775
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.74%	11/28/2025	3,070,455	3,070,455	3,070,455
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.99%	12/22/2024	3,380,519	3,331,962	3,250,944
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	10/10/2025	3,000,000	2,992,953	2,976,570
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	3/7/2025	2,000,000	2,000,000	1,956,660
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	3/28/2025	920,941	916,777	916,337
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	5/1/2025	1,990,000	1,985,566	1,965,125
Hargray Communications Group Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	5/16/2024	985,000	983,012	973,308
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	7.36%	11/3/2023	1,833,245	1,824,008	1,741,583
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	6M USD LIBOR+	3.00%	1.00%	5.69%	8/1/2024	493,750	492,687	489,430
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	6/3/2024	264,030	263,460	256,204
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	8/18/2025	3,990,000	3,973,021	3,990,000
Hoffmaster Group Inc.	Forest Products & Paper	Term Loan B1	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	11/21/2023	1,074,390	1,077,199	1,070,361
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	7.61%	10/24/2025	2,500,000	2,475,886	2,450,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.86%	8/3/2022	1,467,734	1,464,418	1,448,169
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	4/3/2025	3,980,025	3,958,223	3,960,125
Hyland Software Inc.	High Tech Industries	Term Loan 3	Loan	1M USD LIBOR+	3.50%	0.75%	5.99%	7/1/2024	1,586,222	1,584,204	1,588,205
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	12/20/2024	2,229,370	2,219,751	2,225,647
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.99%	6/28/2024	1,964,786	1,947,430	1,962,330
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	6.11%	5/23/2025	3,398,256	3,380,175	3,382,115
Inmar Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	5/1/2024	3,492,500	3,398,589	3,389,471
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	8.36%	6/16/2025	2,950,000	2,895,451	2,787,750
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	7.61%	5/9/2022	1,859,387	1,854,837	1,830,343
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.11%	11/20/2025	4,937,500	4,883,059	4,702,969
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	5.86%	2/2/2024	2,364,000	2,355,394	2,357,499
KUEHG Corp.	Services: Consumer	Term Loan B-3	Loan	3M USD LIBOR+	3.75%	1.00%	6.36%	2/21/2025	497,500	496,313	493,023
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	12/16/2024	2,482,494	2,474,016	2,458,836
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	7.87%	11/25/2022	2,546,382	2,513,728	2,338,419
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	12/1/2023	490,000	488,374	488,775
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	7.11%	12/2/2024	3,415,500	3,402,695	3,402,692
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	1/30/2024	1,353,009	1,350,840	1,320,199
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	1/30/2024	74,592	74,478	72,783
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	3/27/2025	398,000	397,117	397,005
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	3/27/2025	99,500	99,279	99,251
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	7/15/2024	3,154,276	3,144,386	3,150,333
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	9/23/2024	1,723,805	1,720,511	1,708,721
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	9/30/2024	2,690,156	2,661,137	2,694,810
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	5/12/2025	1,985,000	1,948,934	1,907,625
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	5/4/2022	974,920	972,268	897,229
MedPlast Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	6.36%	7/2/2025	498,750	496,426	500,620

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	1/31/2025	681,944	680,552	681,563
Messer Industries LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	5.11%	2/5/2026	3,000,000	2,992,500	2,977,500
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.99%	1/30/2023	2,628,816	2,617,545	2,600,898
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	5.24%	8/15/2024	977,985	973,790	958,836
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	8/16/2023	3,969,672	3,905,366	3,946,529
MKS Instruments Inc.	High Tech Industries	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	2/2/2026	1,000,000	990,327	998,750
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	11/28/2025	1,000,000	997,824	992,500
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	5.49%	9/20/2024	495,000	493,864	495,000
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.99%	5/8/2025	997,500	995,282	989,600
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.11%	11/14/2025	500,000	497,720	500,625
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.86%	2/5/2026	2,000,000	1,980,000	2,005,840
Navistar Financial Corporation	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	7/30/2025	1,990,000	1,980,604	1,982,538
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	8/8/2024	3,992,424	3,925,243	3,822,746
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	8.74%	7/14/2022	5,973,699	5,959,159	5,921,430
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	7.24%	5/23/2023	3,489,981	3,494,699	3,489,981
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	10/17/2022	1,939,870	1,928,782	1,898,648
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.99%	10/16/2023	1,000,000	993,349	945,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	2M USD LIBOR+	3.50%	1.00%	6.07%	4/19/2024	492,500	492,068	461,719
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR+	4.75%	1.00%	7.32%	3/21/2025	473,186	470,976	464,115
OCI Partners LP	Chemicals Plastics & Rubber	Term Loan B (2/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.61%	3/13/2025	3,067,196	3,045,069	3,059,528
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	7.74%	11/8/2022	2,909,851	2,888,913	2,971,685
Onex Carestream Finance LP	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	8.24%	2/28/2021	2,834,110	2,822,053	2,780,970
Outcomes Group Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	6.11%	10/24/2025	500,000	498,833	493,125
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	4/30/2025	497,500	488,393	420,800
P2 Upstream Acquisition Co.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	10/30/2020	945,558	943,988	929,011
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.25%	1.00%	7.86%	4/29/2024	1,970,000	1,962,137	1,915,825
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.74%	9/29/2020	2,674,370	2,667,939	2,614,197

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	1/3/2025	1,488,750	1,481,083	1,473,237
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.99%	10/15/2024	987,500	983,130	974,100
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR+	2.75%	1.00%	5.36%	2/2/2024	1,697,600	1,663,332	1,678,078
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	5/2/2022	1,950,361	1,943,928	1,943,925
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.49%	1/3/2023	1,150,910	1,145,156	1,145,881
Priority Payment Systems Holdings LLC	High Tech Industries	Delayed Draw Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	7.61%	1/3/2023	—	—	—
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.74%	1/2/2025	1,985,000	1,976,356	1,985,000
Prometric Holdings Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	1/29/2025	496,250	494,124	492,528
Quad/Graphics Inc.	Media: Advertising Printing & Publishing	Term Loan B (12/18)	Loan	1M USD LIBOR+	5.00%	0.00%	7.49%	2/2/2026	4,500,000	4,434,606	4,483,125
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	5.61%	11/3/2023	1,491,203	1,480,810	1,418,969
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	5/2/2024	1,477,500	1,477,500	1,457,184
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.00%	7.36%	7/9/2025	1,000,000	995,568	1,005,000
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.99%	12/20/2024	3,967,481	3,836,608	3,942,684
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	5.86%	4/29/2022	2,709,661	2,712,126	2,713,049
Restaurant Technologies Inc.	Beverage Food & Tobacco	Term Loan (9/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	10/1/2025	1,000,000	997,720	999,380
Revspring Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.00%	6.86%	10/10/2025	1,000,000	997,767	985,000
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan (01/17)	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	2/6/2023	1,725,912	1,725,912	1,718,369
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	10.11%	3/31/2023	486,033	480,179	415,558
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	2/28/2025	992,500	990,321	929,228
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.74%	11/28/2025	4,000,000	3,982,916	4,000,000
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.75%	4.99%	7/2/2021	1,332,669	1,330,256	1,311,013
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.74%	6/1/2023	4,184,784	4,064,980	4,142,936
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	8/16/2024	1,975,050	1,956,153	1,967,031
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	7/5/2024	987,455	983,210	973,877
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	4.50%	0.00%	4.50%	7/5/2024	1,000,000	996,030	963,750
Savage Enterprises LLC	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.99%	8/1/2025	3,823,951	3,774,062	3,836,684

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.74%	10/31/2022	3,393,482	3,378,749	3,401,966
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	8.61%	2/21/2021	915,243	888,341	763,084
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR+	5.00%	1.00%	7.61%	3/29/2024	1,660,000	1,647,194	1,647,550
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.74%	6/30/2021	2,925,531	2,916,771	2,898,704
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	8/19/2024	3,017,873	2,966,805	2,981,417
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	8.11%	8/4/2025	2,500,000	2,471,352	2,443,750
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	6.69%	2/2/2024	1,969,937	1,968,013	1,953,528
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	7.11%	12/19/2025	2,000,000	1,921,772	1,970,000
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime+	2.73%	1.00%	3.73%	3/15/2024	1,984,685	1,970,345	1,967,319
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	4/16/2025	616,068	614,712	612,815
SS&C Technologies Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	4/16/2025	235,988	235,469	234,742
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	4/16/2025	498,743	497,588	496,189
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	2M USD LIBOR+	4.25%	0.00%	6.82%	7/30/2025	1,995,000	1,990,196	1,970,063
Staples Inc.	Retail	Term Loan B (07/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	9/12/2024	1,975,000	1,970,996	1,959,240
Starfruit US Holdco LLC	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	10/1/2025	500,000	497,640	496,375
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	3/19/2021	834,991	832,242	638,768
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.50%	1.00%	5.11%	9/29/2023	677,351	674,400	676,220
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	10/1/2025	1,500,000	1,485,848	1,484,070
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	9/30/2024	1,980,000	1,978,059	1,955,250
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR+	6.50%	0.00%	9.11%	12/15/2025	3,000,000	2,854,156	2,981,250
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.25%	0.00%	5.86%	7/21/2025	1,250,000	1,244,166	1,247,138
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	2/2/2026	2,830,276	2,797,635	2,734,754
Topgolf International Inc.	Hotel Gaming & Leisure	Term Loan (02/19)	Loan	1M USD LIBOR+	5.50%	0.00%	7.99%	2/6/2026	500,000	495,177	499,375
Townsquare Media Inc.	Media: Broadcasting & Subscription	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.00%	1.00%	5.49%	4/1/2022	881,975	879,219	868,745
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR+	2.50%	0.00%	4.99%	8/22/2024	4,148,194	4,154,661	4,087,381
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.49%	1/25/2024	2,487,500	2,482,802	2,493,719
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.99%	6/21/2024	3,411,364	3,399,559	3,368,722

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	Prime+	6.00%	1.00%	7.00%	2/2/2024	4,943,750	4,804,906	4,696,562
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	6.24%	4/22/2024	2,957,469	2,937,874	2,890,926
Trugreen Limited Partnership	Services: Consumer	Term Loan B (07/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.49%	4/13/2023	488,813	483,230	490,034
Twin River Management Group Inc.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	6.11%	7/10/2020	713,415	713,888	712,223
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.74%	10/22/2025	3,500,000	3,278,105	3,119,375
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	7/1/2024	4,250,492	4,231,419	4,241,183
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	3/15/2024	2,746,369	2,733,489	2,557,556
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.99%	4/18/2023	591,247	593,692	594,203
UPC Financing Partnership	Media: Broadcasting & Subscription	Term Loan (10/17)	Loan	1M USD LIBOR+	2.50%	0.00%	4.99%	1/15/2026	832,911	832,042	831,687
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.61%	8/20/2025	5,486,250	5,456,319	5,464,689
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	3/3/2025	496,250	494,043	497,903
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.50%	0.00%	6.11%	1/30/2026	3,000,000	2,985,000	3,006,570
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	4.74%	6/3/2024	3,836,368	3,834,675	3,820,371
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.49%	12/31/2025	995,000	993,884	992,095
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	5.24%	2/13/2023	296,814	291,350	295,923
Wand NewCo 3 Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	2/5/2026	250,000	247,562	250,625
Web.Com Group Inc.	High Tech Industries	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.75%	0.00%	6.24%	10/10/2025	500,000	498,856	496,250
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	7.11%	12/19/2025	4,000,000	3,993,119	3,995,000
WEI Sales LLC	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.24%	3/31/2025	496,250	495,108	495,009
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	7.36%	11/29/2024	1,900,000	1,867,434	1,839,827
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	6.11%	10/10/2024	4,241,234	4,068,929	4,003,830
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	7.74%	6/30/2023	2,463,734	2,446,863	2,402,141
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	4.24%	4/29/2023	1,299,622	1,266,499	1,274,605
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	8/5/2024	2,985,044	2,957,351	2,925,343
Wynn Resorts Limited	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.74%	10/30/2024	1,000,000	997,579	986,500

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	8.41%	8/9/2024	1,987,500	1,969,194	1,952,719
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.61%	8/12/2024	2,468,750	2,458,786	2,139,592
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.99%	3/14/2025	992,500	988,123	918,062

										$509,676,701	$498,405,060

									Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)									18,495,653	$18,495,653	$18,495,653

Total cash and cash equivalents									18,495,653	$18,495,653	$18,495,653

(a)	Security is in default as of February 28, 2019.
(b)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2019.

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

Note 5. Income Taxes

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2019 and February 28, 2019 were as follows:

	May 31, 2019	February 28, 2019
Total deferred tax assets	$2,711,105	$2,533,426
Total deferred tax liabilities	(1,787,765)	(1,766,835)
Valuation allowance on net deferred tax assets	(1,686,123)	(1,506,307)

Net deferred tax liability	$(762,783)	$(739,716)

As of May 31, 2019, the valuation allowance on deferred tax assets was $1.7 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net change in unrealized appreciation (depreciation) on investments reported in the consolidated statement of operations includes $0.03 million and $0.9 million of net deferred tax (benefit) expense for the three months ended May 31, 2019 and May 31, 2018, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for the three months ended May 31, 2019 and 2018 are as follows:

	May 31, 2019	May 31, 2018
Current
Federal	$—	$—
State	—	—

Net current expense	—	—

Deferred
Federal	13,290	624,753
State	9,776	48,483

Net deferred expense	23,066	673,236

Net tax provision	$23,066	$673,236

Note 6. Agreements and Related Party Transactions

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 9, 2019, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

The incentive management fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, our Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. Our Manager will receive 100.0% of pre- incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter; and 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no claw back of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

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

For the three months ended May 31, 2019 and May 31, 2018, the Company incurred $1.8 million and $1.5 million in base management fees, respectively. For the three months ended May 31, 2019 and May 31, 2018, the Company incurred $1.2 million and $1.0 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2019 and May 31, 2018, the Company accrued an increase of $1.0 million and an increase of $0.9 million in incentive fees related to capital gains. The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2019, the base management fees accrual was $1.8 million and the incentive fees accrual was $5.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, the base management fees accrual was $1.9 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one- year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

For the three months ended May 31, 2019 and May 31, 2018, we recognized $0.5 million and $0.4 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the three months ended May 31, 2019 and May 31, 2018, the Company neither bought nor sold any investments from the Saratoga CLO.

For the three months ended May 31, 2019 and May 31, 2018, we recognized management fee income of $0.6 million and $0.4 million, respectively, and incentive fee income of $0.0 million and $0.2 million, respectively, related to the Saratoga CLO.

On December 14, 2018, the Company completed the third refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of May 31, 2019, there remained an outstanding receivable of $1.2 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 238.9% as of May 31, 2019 and 234.5% as of February 28, 2019. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of May 31, 2019, there were $0.0 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of February 28, 2019. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $0.0 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended May 31, 2019 and May 31, 2018, we recorded $0.1 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2019 and May 31, 2018, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations.

There were no outstanding borrowings under the Credit Facility during the three months ended May 31, 2019 and May 31, 2018.

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

Our borrowing base under the Credit Facility was $27.3 million subject to the Credit Facility cap of $45.0 million at May 31, 2019. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2019 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 28, 2019. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of May 31, 2019, we have funded SBIC LP with $75.0 million of equity capital and have $150.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital.

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

As of May 31, 2019 and February 28, 2019, there was $150.0 million and $150.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2019 and May 31, 2018, we recorded $1.2 million and $1.1 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2019 and

May 31, 2018, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2019 and May 31, 2018 on the outstanding borrowings of the SBA debentures was 3.25% and 3.17%, respectively. During the three months ended May 31, 2019 and May 31, 2018, the average dollar amount of SBA debentures outstanding was $150.0 million and $137.7 million, respectively.

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

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the- Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023 and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of

May 31, 2019, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million of financing costs related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

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

As of May 31, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of May 31, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $60.7 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.8 million, respectively. The fair value of the 2025 Notes and 2023 Notes, which both are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $59.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively.

For the three months ended May 31, 2019, we recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 2025 Notes. For the three months ended May 31, 2019, the average dollar amount of 2025 Notes outstanding was $60.0 million.

For the three months ended May 31, 2019 and May 31, 2018, we recorded $1.3 million and $1.3 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing cost related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2019 and May 31, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2019:

	Total	Payment Due by Period
Long-Term Debt Obligations		Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	50,000	100,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$124,451	$160,000

Off-balance sheet arrangements

As of May 31, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $24.5 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	May 31, 2019	February 28, 2019
Axiom Purchaser, Inc.	$1,000	$1,000
Destiny Solutions, Inc.	1,500	1,500
Fancy Chap, Inc.	14,000	—
GDS Holdings US, Inc.	—	1,000
HemaTerra Holding Company, LLC	2,000	—
inMotionNow, Inc.	5,000	—
Omatic Software, LLC	1,000	1,000

Total	$24,500	$4,500

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2019 and May 31, 2018, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of May 31, 2019 and February 28, 2019,

$0.06 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2019, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of May 31, 2019, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million. As of May 31, 2019, the Company sold 571,120 shares for gross proceeds of $13.0 million at an average price of $22.78 for aggregate net proceeds of $12.9 million (net of transaction costs).

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

The Company elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the table below:

	Common Stock		Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
	Shares	Amount
Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367
Cumulative effect of the adoption of ASC 606 (Note 2)	—	—	—	(65,300)	(65,300)

Balance at March 1, 2018	6,257,029	6,257	188,975,590	(45,355,780)	143,626,067

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,927,648	3,927,648
Net realized gain (loss) from investments	—	—	—	212,008	212,008
Net change in unrealized appreciation (depreciation) on investments	—	—	—	643,205	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(940,546)	(940,546)
Decrease from Shareholder Distributions:
Distributions of investment income—net	—	—	—	(3,128,513)	(3,128,513)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	25,355	25	504,853	—	504,878
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—

Balance at May 31, 2018	6,282,384	6,282	189,480,443	(44,641,978)	144,844,747

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,144,228	5,144,228
Net realized gain (loss) from investments	—	—	—	163	163
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,154,521)	(2,154,521)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	152,546	152,546
Decrease from Shareholder Distributions:
Distributions of investment income—net	—	—	—	(3,204,014)	(3,204,014)
Capital Share Transactions:
Proceeds from issuance of common stock	1,150,000	1,150	28,748,850	—	28,750,000
Stock dividend distribution	21,563	22	511,523	—	511,545
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,386,667)	—	(1,386,667)

Balance at August 31, 2018	7,453,947	7,454	217,354,149	(44,703,576)	172,658,027

	Common Stock		Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
	Shares	Amount
Increase (Decrease) from Operations:
Net investment income	—	—	—	5,138,941	5,138,941
Net realized gain (loss) from investments	—	—	—	(67,164)	(67,164)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,031,113)	(1,031,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(371,581)	(371,581)
Decrease from Shareholder Distributions:
Distributions of investment income—net	—	—	—	(3,876,050)	(3,876,050)
Capital Share Transactions:
Proceeds from issuance of common stock	10,373	10	241,228	—	241,238
Stock dividend distribution	25,863	26	578,057	—	578,083
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,290)	—	(1,290)

Balance at November 30, 2018	7,490,183	7,490	218,172,144	(44,910,543)	173,269,091

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,091,392	4,091,392
Net realized gain (loss) from investments	—	—	—	4,729,298	4,729,298
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(357,880)	(357,880)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(607,254)	(607,254)
Decrease from Shareholder Distributions:
Distributions of investment income— net	—	—	—	(3,980,011)	(3,980,011)
Capital Share Transactions:
Proceeds from issuance of common stock	136,176	136	3,158,783	—	3,158,919
Stock dividend distribution	30,797	31	581,356	—	581,387
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(9,755)	—	(9,755)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(18,349,728)	18,349,728	—

Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

	Common Stock		Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
	Shares	Amount
Increase (Decrease) from Operations:
Net investment income	—	—	—	3,680,788	3,680,788
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income—net	—	—	—	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	—	1,772,634
Stock dividend distribution	31,240	31	667,358	—	667,389
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(4,365)	—	(4,365)

Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three months ended May 31, 2019 and May 31, 2018 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2019	May 31, 2018
Net increase in net assets resulting from operations	$7,649	$3,842
Weighted average common shares outstanding	7,746,187	6,275,494
Weighted average earnings per common share	$0.99	$0.61

Note 12. Dividend

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

The following table summarizes dividends declared for the three months ended May 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
February 26, 2019	March 14, 2019	March 28, 2019	$0.54	$4,176

Total dividends declared			$0.54	$4,176

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the three months ended May 31, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
February 26, 2018	March 14, 2018	March 26, 2018	$0.50	$3,129

Total dividends declared			$0.50	$3,129

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2019 and May 31, 2018:

Per share data	May 31, 2019	May 31, 2018
Net asset value at beginning of period	$23.62	$22.96
Adoption of ASC 606	—	(0.01)

Net asset value at beginning of period, as adjusted	23.62	22.95
Net investment income(1)	0.48	0.63
Net realized and unrealized gains and losses on investments(1)	0.51	(0.02)

Net increase in net assets resulting from operations	0.99	0.61
Distributions declared from net investment income	(0.54)	(0.50)

Total distributions to stockholders	(0.54)	(0.50)
Dilution(2)	(0.01)	—

Net asset value at end of period	$24.06	$23.06

Net assets at end of period	$186,783,701	$144,844,747
Shares outstanding at end of period	7,764,844	6,282,384
Per share market value at end of period	$24.65	$22.79
Total return based on market value(3)(4)	9.69%	12.51%
Total return based on net asset value(3)(5)	4.42%	2.96%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	11.39%	12.60%
Expenses:
Ratio of operating expenses to average net assets(7)	6.69%	7.60%
Ratio of incentive management fees to average net assets(3)	1.15%	0.74%
Ratio of interest and debt financing expenses to average net assets(7)	8.37%	7.49%

Ratio of total expenses to average net assets(6)	16.21%	15.83%
Portfolio turnover rate(3)(8)	6.63%	10.26%
Asset coverage ratio per unit(9)	2,389	2,946
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	$25.78	$25.71
2025 Notes	$25.28	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)

Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

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

On May 28, 2019, the Company declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record as of June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S.    middle market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million. As of May 31, 2019, the Company sold 571,120 shares for gross proceeds of $13.0 million at an average price of $22.78 for aggregate net proceeds of $12.9 million (net of transaction costs).

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

On December 14, 2018, the Company completed the third refinancing of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period of January 2020 was also added. In addition to and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes were repaid.

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

At May 31, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•

Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•

An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLOs every quarter.

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re- investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by SIA and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period of January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million in aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par.

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

Capital Gains Incentive Fee

The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its Manager when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the Manager if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

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

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and concluded these changes do not have a material impact on the Company’s consolidated financial statements and disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2019	February 28, 2019
	($ in millions)
Number of investments(1)	66	58
Number of portfolio companies(2)	33	31
Average investment per portfolio company(2)	$11.3	$11.8
Average investment size(1)	$5.8	$6.5
Weighted average maturity(3)	3.5yrs	3.6yrs
Number of industries	8	8
Non-performing or delinquent investments (fair value)	$4.8	$5.7
Fixed rate debt (% of interest earning portfolio)(3)	$56.8(16.7%)	$55.7(16.3%)
Fixed rate debt (weighted average current coupon)(3)	10.4%	10.4%
Floating rate debt (% of interest earning portfolio)(3)	$284.0(83.3%)	$285.0(83.7%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.5%	8.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	Excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended May 31, 2019, we invested $27.4 million in new or existing portfolio companies and had $26.9 million in aggregate amount of exits and repayments resulting in net investments of $0.5 million for the period.

During the three months ended May 31, 2018, we invested $35.2 million in new or existing portfolio companies and had $36.5 million in aggregate amount of exits and repayments resulting in net exits and repayments of $1.3 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2019 and February 28, 2019 at fair value was as follows:

	May 31, 2019		February 28, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	53.6%	10.7%	50.5%	10.9%
Second lien term loans	26.7	11.8	31.3	11.7
Unsecured term loans	0.5	0.0	0.5	0.0
Structured finance securities	9.3	16.0	8.8	14.6
Equity interests	9.9	2.8	8.9	3.1

Total	100.0%	10.6%	100.0%	10.7%

At May 31, 2019, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $28.0 million and constituted 6.8% of our portfolio.

This investment constitutes a first loss position in a portfolio that, as of May 31, 2019 and February 28, 2019, was composed of $513.4 million and $510.3 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2019, we also own $2.5 million of the F-R-2 Notes and $7.5 million of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2019, $491.0 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.3 million. At February 28, 2019, $491.0 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.01 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2019 and February 28, 2019 was as follows:

Saratoga Investment Corp.

	May 31, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$336,314	82.1%	$336,061	83.6%
Yellow	2,058	0.5	4,600	1.1
Red	2,411	0.6	6	0.0
N/A(1)	68,668	16.8	61,353	15.3

Total	$409,451	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.6 million as of February 28, 2019 to $0.9 million as of May 31, 2019 was primarily related to the additional quarterly interest accruals reserved on Roscoe Medical, Inc. and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at May 31, 2019 and February 28, 2019 was as follows:

Saratoga CLO

	May 31, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$458,082	92.0%	$462,171	92.7%
Yellow	32,902	6.6	28,839	5.8
Red	6,751	1.4	7,379	1.5
N/A(1)	0	0.0	16	0.0

Total	$497,735	100.0%	$498,405	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2019 and February 28, 2019:

Saratoga Investment Corp.

	May 31, 2019		February 28, 2019
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$249,061	60.8%	$252,676	62.8%
Healthcare Services	66,518	16.3	57,342	14.3
Education	48,070	11.7	48,076	12.0
Structured Finance Securities(1)	37,965	9.3	35,328	8.8
Metals	2,906	0.7	2,827	0.7
Consumer Services	2,372	0.6	3,166	0.8
Food and Beverage	2,058	0.5	2,100	0.5
Consumer Products	501	0.1	505	0.1

Total	$409,451	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2019 and February 28, 2019:

Saratoga CLO

	May 31, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$75,212	15.1%	$74,638	15.0%
Healthcare & Pharmaceuticals	43,983	8.8	39,242	7.9
Services: Business	35,698	7.2	36,575	7.3
High Tech Industries	35,433	7.1	38,886	7.8
Telecommunications	27,159	5.5	28,156	5.6
Media: Advertising Printing & Publishing	25,975	5.2	31,799	6.4
Services: Consumer	23,882	4.8	24,712	5.0
Retail	21,470	4.3	23,018	4.6
Aerospace & Defense	21,302	4.3	16,836	3.4
Beverage Food & Tobacco	21,129	4.2	23,436	4.7
Chemicals Plastics & Rubber	18,869	3.8	15,841	3.2
Hotel Gaming & Leisure	18,106	3.6	15,373	3.1
Consumer goods: Non-durable	15,435	3.1	15,528	3.1
Automotive	14,686	3.0	13,373	2.7
Media: Diversified & Production	13,088	2.6	13,086	2.6
Containers Packaging & Glass	13,005	2.6	10,033	2.0
Construction & Building	11,272	2.3	13,293	2.7
Transportation: Cargo	10,779	2.2	11,137	2.2
Capital Equipment	9,698	2.0	9,638	1.9
Media: Broadcasting & Subscription	8,990	1.8	10,410	2.1
Consumer goods: Durable	6,145	1.2	6,324	1.3
Metals & Mining	5,010	1.0	5,048	1.0
Transportation: Consumer	4,766	1.0	4,773	1.0
Forest Products & Paper	4,548	0.9	4,555	0.9
Utilities: Oil & Gas	4,440	0.9	2,953	0.6
Energy: Electricity	3,034	0.6	5,059	1.0
Utilities: Electric	2,939	0.6	2,941	0.6
Environmental Industries	985	0.2	979	0.2
Energy: Oil & Gas	697	0.1	763	0.1

Total	$497,735	$100.0%	$498,405	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2019 and February 28, 2019. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$142,489	34.8%	$130,604	32.5%
Midwest	108,534	26.5	116,388	29.0
Southwest	51,358	12.5	50,236	12.5
Northeast	18,306	4.5	19,061	4.7
West	11,043	2.7	10,777	2.7
Northwest	8,770	2.1	8,636	2.1
Other(1)	68,951	16.9	66,318	16.5

Total	$409,451	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

Results of operations

Operating results for the three months ended May 31, 2019 and May 31, 2018 was as follows:

	For the three months ended
	May 31, 2019	May 31, 2018
	($ in thousands)
Total investment income	$12,751	$10,488
Total operating expenses	9,070	6,561

Net investment income	3,681	3,927
Net realized gains (losses) from investments	—	212
Net change in unrealized appreciation (depreciation) on investments	3,989	643
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(21)	(940)

Net increase in net assets resulting from operations	$7,649	$3,842

Investment income

The composition of our investment income for three months ended May 31, 2019 and May 31, 2018 was as follows:

	For the three months ended
	May 31, 2019	May 31, 2018
	($ in thousands)
Interest from investments	$11,603	$9,607
Management fee income	630	385
Incentive fee income	—	199
Interest from cash and cash equivalents and other income	518	297

Total investment income	$12,751	$10,488

For the three months ended May 31, 2019, total investment income increased $2.3 million, or 21.6% to $12.8 million from $10.5 million for the three months ended May 31, 2018. Interest income from investments increased $2.0 million, or 20.8%, to $11.6 million for the three months ended May 31, 2019 from $9.6 million for the three months ended May 31, 2018. This reflects an increase of $66.1 million, or 19.3% in total investments at May 31, 2019 from $343.4 million at May 31, 2018. At May 31, 2019, the weighted average current yield on investments was 10.6% compared to 11.3% at May 31, 2018, which offset some of the increase.

For the three months ended May 31, 2019 and May 31, 2018, total PIK income was $1.2 million and $0.8 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generates PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2019, total management fee income increased $0.2 million, or 63.4% to $0.6 million from $0.4 million for the three months ended May 31, 2018. This reflects the increase in Saratoga CLO assets being managed by the Company following the third refinancing of the Saratoga CLO.

Following the third refinancing of the Saratoga CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee. For the three months ended May 31, 2018, incentive fee income of $0.2 million was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2019 and May 31, 2018 was as follows:

	For the three months ended
	May 31, 2019	May 31, 2018
	($ in thousands)
Interest and debt financing expenses	$3,864	$2,723
Base management fees	1,812	1,532
Incentive management fees	2,113	1,073
Professional fees	395	543
Administrator expenses	500	437
Insurance	65	64
Directors fees and expenses	60	96
General and administrative and other expenses	259	360
Income tax benefit	2	(267)
Excise tax credit	—	0

Total operating expenses	$9,070	$6,561

For the three months ended May 31, 2019, total operating expenses increased $2.5 million, or 38.3% compared to the three months ended May 31, 2018.

For the three months ended May 31, 2019 and May 31, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in average outstanding debt from $212.1 million for the three months ended May 31, 2018 to $284.5 million for the three months ended May 31, 2019. For the three months ended May 31, 2019, the weighted average interest rate on our outstanding indebtedness was 4.80% compared to 4.44% for the three months ended May 31, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate. For both May 31, 2019 and February 28, 2019, the SBA debentures represented 52.7% of overall debt.

For the three months ended May 31, 2019, base management fees increased $0.3 million, or 18.3% compared to the three months ended May 31, 2018. The increase in base management fees results from the 18.6% increase in the average value of our total assets, less cash and cash equivalents, from $347.4 million as of May 31, 2018 to $412.0 million as of May 31, 2019.

For the three months ended May 31, 2019, incentive management fees increased $1.0 million, or 97.0%, compared to the three months ended May 31, 2018. The first part of the incentive management fees increased from $1.0 million for the three months ended May 31, 2018 to $1.2 million for the three months ended May 31, 2019, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from $0.1 million for the three months ended May 31, 2018 to $1.0 million for the three months ended May 31, 2019, reflecting net realized gains on investments this period, including the impact of the deferred taxes on unrealized appreciation.

For the three months ended May 31, 2019, professional fees decreased $0.1 million, or 27.2% compared to the three months ended May 31, 2018. This decrease primarily relates to decreased legal and accounting fees this year following the Sarbanes-Oxley implementation costs last year.

For the three months ended May 31, 2019, administrator expenses increased $0.06 million, or 14.3%, compared to the three months ended May 31, 2018, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 is primarily attributable to an increase in the amount of outstanding debt. During the three months ended May 31, 2019 and May 31, 2018, there were no borrowings outstanding under the Credit Facility. For the three months ended May 31, 2019 and May 31, 2018, the average borrowings outstanding of SBA debentures was $150.0 million and $137.7 million, respectively. For the three months ended May 31, 2019 and May 31, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 3.17%, respectively. During the three months ended May 31, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million. There were no outstanding borrowings of our fixed-rate 2025 Notes during the three months ended May 31, 2018. During the three months ended May 31, 2019 and May 31, 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the three months ended May 31, 2019 and May 31, 2018, there were income tax benefits of $0.0 million and $0.3 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2019, the Company had $26.9 million of sales, repayments, exits or restructurings. For the three months ended May 31, 2018, the Company had $36.5 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. There were no realized gains and losses during the three months ended May 31, 2019.

The most significant realized gains and losses during the three months ended May 31, 2018 were as follows (dollars in thousands):

Three Months ended May 31, 2018

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Take 5 Oil Change, L.L.C.	Equity Interests	$319	$—	$319
TM Restaurant Group L.L.C.	First Lien Term Loan	9,256	9,359	(103)

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2019, our investments had a net change in unrealized appreciation of $4.0 million versus a net change in unrealized appreciation of $0.6 million for the three months ended May 31, 2018. The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2019 were the following (dollars in thousands):

Three Months ended May 31, 2019

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Censis Technologies, Inc.	Equity Interests	$999	$4,018	$3,019	$1,631
My Alarm Center, LLC	Equity Interests	4,811	2,372	(2,439)	(794)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	24,899	28,024	3,125	1,248

The $1.6 million net change in unrealized appreciation in our investment in Censis Technologies, Inc. was driven by continued outperformance of the business as well as the completion of a strategic acquisition.

The $0.8 million net change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by the issuance of new securities senior to existing investments.

The $1.2 million net change in unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by continued outperformance of the Saratoga CLO.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2018 were the following (dollars in thousands):

Three Months ended May 31, 2018

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C	Common Stock	$9,685	$2,672	$(7,013)	$(761)
Easy Ice, LLC	Preferred Equity	8,980	11,676	2,696	697
HMN Holdco, LLC	Warrant	—	3,166	3,166	469

The $0.8 million of net change in unrealized depreciation in our investment in Elyria Foundry, L.L.C. was driven by a decline in oil and gas end markets since year-end, negatively impacting the Company’s performance.

The $0.7 million of net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by a continued increase in the scale and earnings of the business.

The $0.5 million of net change in unrealized appreciation in our investment in HMN Holdco, LLC was driven by a continued increase in the earnings of the business.

Changes in net assets resulting from operations

For the three months ended May 31, 2019 and May 31, 2018, we recorded a net increase in net assets resulting from operations of $7.6 million and $3.8 million, respectively. Based on 7,746,187 weighted average common shares outstanding as of May 31, 2019, our per share net increase in net assets resulting from operations was $0.99 for the three months ended May 31, 2019. This compares to a per share net increase in net assets resulting from operations of $0.61 for the three months ended May 31, 2018 based on 6,275,494 weighted average common shares outstanding as of May 31, 2018.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 238.9% as of May 31, 2019 and 234.5% as of February 28, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of May 31, 2019, we had $0.0 million of outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2019 and February 28, 2019 was $27.3 million and $30.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 238.9% as of May 31, 2019 and 234.5% as of February 28, 2019.

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

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of

SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of May 31, 2019, our SBIC subsidiary had $75.0 million in regulatory capital and $150.0 million SBA- guaranteed debentures outstanding.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non- interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

At May 31, 2019 the total 2023 Notes and 2025 Notes outstanding was $74.5 million and $60.0 million, respectively.

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

•

if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 2023 Notes and 2025 Notes and the Trustee, for the period of time during which the 2023 Notes and/or the 2025 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

At May 31, 2019 and February 28, 2019, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2019		February 28, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$37,184	7.9%	$30,799	6.6%
Cash and cash equivalents, reserve accounts	23,813	5.1	31,295	6.7
First lien term loans	219,479	46.7	202,846	43.7
Second lien term loans	109,305	23.2	125,786	27.1
Unsecured term loans	2,058	0.4	2,100	0.5
Structured finance securities	37,965	8.1	35,328	7.6
Equity interests	40,644	8.6	35,960	7.8

Total	$470,448	100.0%	$464,114	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of common stock to be offered through this offering was increased to $70.0 million. As of May 31, 2019, the Company sold 571,120 shares for gross proceeds of $13.0 million at an average price of $22.78 for aggregate net proceeds of $12.9 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of May 31, 2019, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On May 28, 2019, our board of directors declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record as of June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

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

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of May 31, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	50,000	100,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$124,451	$160,000

Off-balance sheet arrangements

As of May 31, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $24.5 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	May 31, 2019	February 28, 2019
Axiom Purchaser, Inc.	$1,000	$1,000
Destiny Solutions, Inc.	1,500	1,500
Fancy Chap, Inc.	14,000	—
GDS Holdings US, Inc.	—	1,000
HemaTerra Holding Company, LLC	2,000	—
inMotionNow, Inc.	5,000	—
Omatic Software, LLC	1,000	1,000

Total	$24,500	$4,500

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At May 31, 2019, there were no borrowings outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $2.8 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $2.4 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(2,362)	$—	$(2,362)	$(0.30)
-50	(1,232)	—	(1,232)	(0.16)
-25	(616)	—	(616)	(0.08)
25	698	—	698	0.09
50	1,408	—	1,408	0.18
100	2,828	—	2,828	0.37
200	5,669	—	5,669	0.73
300	8,510	—	8,510	1.10
400	11,351	—	11,351	1.47

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

(b)

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended May 31, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333- 216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

Exhibit Number	Description

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8- K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post- Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

Exhibit Number	Description

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post- Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018 by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 10, 2019	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck

Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp

Chief Financial Officer and Chief Compliance Officer