Form 10-Q
period 2019-08-31
SARATOGA INVESTMENT CORP.
filed 2019-10-09
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 814-00732

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

The number of outstanding common shares of the registrant as of October 8, 2019 was 9,745,680.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $376,936,296 and $307,136,188, respectively)	$379,070,267	$306,511,427
Affiliate investments (amortized cost of $23,901,306 and $18,514,716, respectively)	17,750,919	11,463,081
Control investments (amortized cost of $80,491,992 and $76,265,189, respectively)	90,059,037	84,045,212

Total investments at fair value (amortized cost of $481,329,594 and $401,916,093, respectively)	486,880,223	402,019,720
Cash and cash equivalents	2,846,767	30,799,068
Cash and cash equivalents, reserve accounts	21,271,658	31,295,326
Interest receivable (net of reserve of $1,098,807 and $647,210, respectively)	4,896,769	3,746,604
Due from affiliate (See Note 6)	—	1,673,747
Management and incentive fee receivable	279,960	542,094
Other assets	665,227	595,543

Total assets	$516,840,604	$470,672,102

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(558,655)	(605,189)
SBA debentures payable	150,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,152,801)	(2,396,931)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(1,719,614)	(1,919,620)
2025 Notes payable	60,000,000	60,000,000
Deferred debt financing costs, 2025 notes payable	(2,232,061)	(2,377,551)
Base management and incentive fees payable	8,633,468	6,684,785
Deferred tax liability	1,001,121	739,716
Accounts payable and accrued expenses	1,503,867	1,615,443
Interest and debt fees payable	3,200,510	3,224,671
Directors fees payable	75,000	62,000
Due to manager	302,702	319,091

Total liabilities	$292,504,037	$289,796,915

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 9,168,056 and 7,657,156 common shares issued and outstanding, respectively	$9,168	$7,657
Capital in excess of par value	240,296,267	203,552,800
Total distributable earnings (loss)	(15,968,868)	(22,685,270)

Total net assets	224,336,567	180,875,187

Total liabilities and net assets	$516,840,604	$470,672,102

NET ASSET VALUE PER SHARE	$24.47	$23.62

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$8,585,609	$8,046,730	$17,113,349	$15,452,639
Affiliate investments	267,533	241,607	516,858	480,957
Control investments	1,678,326	1,251,573	3,326,472	2,398,238
Payment-in-kind interest income:
Non-control/Non-affiliate investments	179,847	145,012	331,744	361,022
Affiliate investments	41,265	35,482	81,415	69,629
Control investments	989,367	594,367	1,975,236	1,159,224

Total interest from investments	11,741,947	10,314,771	23,345,074	19,921,709
Interest from cash and cash equivalents	145,793	11,455	197,152	27,748
Management fee income	629,745	363,962	1,259,261	749,156
Incentive fee income	—	147,061	—	346,244
Other income	1,370,728	565,525	1,837,910	845,935

Total investment income	13,888,213	11,402,774	26,639,397	21,890,792

OPERATING EXPENSES
Interest and debt financing expenses	3,866,722	2,866,414	7,731,298	5,589,206
Base management fees	1,997,240	1,645,653	3,809,409	3,178,121
Incentive management fees	2,085,486	807,521	4,198,655	1,880,133
Professional fees	384,874	468,253	780,000	1,011,050
Administrator expenses	518,750	458,333	1,018,750	895,833
Insurance	64,619	63,860	129,238	127,719
Directors fees and expenses	97,500	75,000	157,500	170,500
General & administrative	382,873	206,295	641,474	554,145
Income tax benefit	(465,925)	(341,232)	(463,789)	(608,542)
Excise tax credit	—	—	—	(270)
Other expense	—	8,449	—	21,021

Total operating expenses	8,932,139	6,258,546	18,002,535	12,818,916

NET INVESTMENT INCOME	4,956,074	5,144,228	8,636,862	9,071,876

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain from investments:
Non-control/Non-affiliate investments	1,870,089	163	1,870,089	212,171

Net realized gain from investments	1,870,089	163	1,870,089	212,171
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	365,541	(1,086,162)	2,758,732	(782,457)
Affiliate investments	731,304	(855,742)	901,248	(1,331,304)
Control investments	361,027	(212,617)	1,787,022	602,445

Net change in unrealized appreciation (depreciation) on investments	1,457,872	(2,154,521)	5,447,002	(1,511,316)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(704,263)	152,546	(725,193)	(788,000)

Net realized and unrealized gain (loss) on investments	2,623,698	(2,001,812)	6,591,898	(2,087,145)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,579,772	$3,142,416	$15,228,760	$6,984,731

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.91	$0.45	$1.89	$1.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,333,570	6,915,966	8,041,365	6,597,324

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2019

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—169.0% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.14% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,936,901	$17,627,400	7.9%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.14% Cash, 9/21/2021	10/1/2018	$1,500,000	1,489,854	1,468,950	0.7%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	763,188	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.14% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,653,056	13,623,457	13,653,056	6.1%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.14% Cash/2.00% PIK, 3/31/2022	3/31/2017	$15,269,829	15,167,921	15,269,829	6.8%
CoConstruct, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,158,478	4,158,000	1.9%
CoConstruct, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$—	—	—	0.0%
Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 5/16/2023	5/16/2018	$8,500,000	8,432,088	8,617,626	3.8%
Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,105,065	0.5%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.64% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,960	3,305,280	1.5%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	415,750	0.2%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.64% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,968,527	15,893,546	15,968,527	7.1%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.09% Cash, 11/16/2023	5/16/2018	$23,000,000	22,853,318	23,000,000	10.3%
GDS Holdings US, Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.14% Cash, 8/23/2023	8/23/2018	$7,500,000	7,438,092	7,503,814	3.3%
GDS Holdings US, Inc. (d), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.14% Cash, 8/23/2023	8/23/2018	$1,000,000	990,243	1,000,509	0.4%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	336,139	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	910,960	0.4%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 11.38% Cash, 3/31/2021	8/25/2014	$15,500,000	15,448,918	15,507,750	6.9%
inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,082,978	12,078,000	5.4%
inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$—	—	—	0.0%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.14% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,999,123	6.7%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,950,623	8,905,500	4.0%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.14% Cash, 5/29/2023	5/29/2018	$5,500,000	5,455,371	5,534,100	2.5%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.14% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.89% Cash, 7/5/2023	7/5/2018	$5,000,000	4,956,824	5,064,317	2.2%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,527,593	0.7%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$8,450,856	8,450,177	8,579,309	3.8%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,507,210	1.1%

		Total Business Services			184,610,365	189,806,995	84.6%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,635,969	441,115	0.2%

		Total Consumer Products			1,635,969	441,115	0.2%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	3,081	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	655,987	1,997,158	0.9%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	2,000,239	0.9%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.14% Cash, 5/31/2020	5/31/2017	$16,000,000	15,956,091	15,953,600	7.1%
EMS LINQ, Inc. (d)	Education	First Lien Term Loan (1M USD LIBOR+8.50%), 10.59% Cash, 8/9/2024	8/9/2019	$15,000,000	14,845,166	14,845,500	6.6%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 10.72% Cash, 9/13/2023	9/13/2018	$21,339,426	21,179,711	21,392,774	9.6%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	755,606	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	12/2/2015	$19,760,000	19,565,410	19,672,421	8.8%

		Total Education			73,515,796	72,626,161	32.4%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,073,911	0.9%

		Total Food and Beverage			2,216,427	2,073,911	0.9%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	463,092	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.14% Cash, 6/19/2023	6/19/2018	$10,000,000	9,928,799	9,990,886	4.5%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 8.14% Cash, 6/19/2023	6/19/2018	$3,000,000	2,974,511	2,997,300	1.4%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.39% Cash, 9/28/2022	7/25/2014	$40,000,000	39,731,576	39,928,000	17.8%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	—	4,262,368	1.9%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 9.64% Cash, 1/31/2022	1/31/2017	$15,000,000	14,909,709	15,082,500	6.7%
HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,941,536	5,940,000	2.6%
HemaTerra Holding Company, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,903,478	9,900,000	4.4%
TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,000,000	0.9%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	515,000	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,269,188	7,300,000	3.3%
PDDS Buyer, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,881,304	11,880,000	5.3%
PDDS Buyer, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081.0000	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,198,815	1,862,700	0.8%

		Total Healthcare Services			110,146,993	112,121,846	50.0%

Sub Total Non-control/Non-affiliate investments					376,936,296	379,070,267	169.0%

Affiliate investments—7.9% (b)
Top Gun Pressure Washing, LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,950,031	4,950,000	2.2%
Top Gun Pressure Washing, LLC (f), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$—	—	—	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Business Services	Preferred Equity	8//12/2019	350,000	350,000	350,000	0.1%
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.14% Cash, 11/16/2021	11/17/2016	$7,000,000	6,962,580	7,140,000	3.2%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	2,184,652	1.0%

		Total Business Services			13,112,611	14,624,652	6.5%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	2,022,600	0.9%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,103,667	1,103,667	1,103,667	0.5%

		Total Metals			10,788,695	3,126,267	1.4%

Sub Total Affiliate investments					23,901,306	17,750,919	7.9%

Control investments—40.1% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	10,176,602	15,421,173	6.9%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$22,462,081	22,404,083	22,688,948	10.1%
Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$4,159,497	4,139,200	4,201,508	1.8%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,110,273	5,066,195	5,212,479	2.3%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,641,208	3.0%

		Total Business Services			44,936,080	54,165,316	24.1%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.00%, 1/20/2030	1/22/2008	$69,500,000	25,555,912	26,000,216	11.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.89%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,473,155	1.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 12.14%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,420,350	3.3%

		Total Structured Finance Securities			35,555,912	35,893,721	16.0%

Sub Total Control investments					80,491,992	90,059,037	40.1%

TOTAL INVESTMENTS—217.0% (b)					$481,329,594	$486,880,223	217.0%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—10.8% (b)
U.S. Bank Money Market (l)				24,118,425	$24,118,425	$24,118,425	10.8%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				24,118,425	$24,118,425	$24,118,425	10.8%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of August 31, 2019, non-qualifying assets represent 13.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $224,336,567 as of August 31, 2019.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 16.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the six months ended August 31, 2019 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$490,543	$—	$—	$682,879
Elyria Foundry Company, L.L.C.	—	—	81,415	—	—	218,400
Top Gun Pressure Washing, LLC	5,300,000	—	26,315	—	—	(31)

Total	$5,300,000	$—	$598,273	$—	$—	$901,248

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2019 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$1,919,082	$—	$—	$1,712,826
Easy Ice Masters, LLC	—	—	258,458	—	—	10,872
Netreo Holdings, LLC	—	—	279,104	—	—	1,536,625
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	2,212,355	1,259,261	—	(1,432,806)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	151,062	—	—	(10,345)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	481,647	—	—	(30,150)

Total	$—	$—	$5,301,708	$1,259,261	$—	$1,787,022

(h)	Non-income producing at August 31, 2019.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2019. (see Note 8 to the consolidated financial statements).
(k)

As of August 31, 2019, the investment was on non-accrual status. The fair value of these investments was approximately $3.9 million, which represented 0.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2019.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2019 was 2.09%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2019 was 2.14%.

PIK—Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2019

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 169.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,922,851	$18,000,000	10.0%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 9/21/2021	10/1/2018	$1,000,000	992,183	1,000,000	0.6%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	635,781	0.4%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,514,320	13,437,153	13,514,320	7.5%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash/2.00% PIK, 3/31/2022	3/31/2017	$12,142,015	12,040,280	12,142,015	6.7%
Destiny Solutions Inc. (a)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$8,500,000	8,426,441	8,489,800	4.7%
Destiny Solutions Inc. (a), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/16/2023	5/16/2018	$—	—	—	0.0%
Destiny Solutions Inc. (a), (h), (i)	Business Services	Limited Partner Interests	5/16/2018	999,000	999,000	1,062,440	0.6%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 11.12% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,122	3,314,520	1.8%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	505,509	0.3%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 14.12% Cash/1.00% PIK, 8/28/2021	2/29/2016	$15,888,102	15,796,316	15,888,102	8.8%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 10.49% Cash, 11/16/2023	5/16/2018	$23,000,000	22,844,123	23,000,000	12.7%
GDS Holdings US, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$7,500,000	7,430,649	7,495,500	4.0%
GDS Holdings US, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 8/23/2023	8/23/2018	$—	—	—	0.0%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	277,139	0.2%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	629,555	0.3%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.00%), 11.62% Cash, 3/31/2021	8/25/2014	$24,100,000	23,991,294	24,100,000	13.3%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	15,000,000	8.3%
Microsystems Company	Business Services	Second Lien Term Loan (3M USD LIBOR+8.25%), 10.87% Cash, 7/1/2022	7/1/2016	$18,000,000	17,889,554	17,881,200	9.9%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,942,155	8,864,100	4.9%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$5,500,000	5,451,758	5,537,400	3.1%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 10.62% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 10.37% Cash, 7/5/2023	7/5/2018	$5,000,000	4,955,204	5,063,500	2.8%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,339,705	0.7%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$9,311,956	9,310,703	9,371,929	5.2%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,210,149	1.2%

		Total Business Services			190,711,402	195,322,664	108.0%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,713,605	505,094	0.3%

		Total Consumer Products			1,713,605	505,094	0.3%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	1,112,543	0.6%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC	Consumer Services	Preferred Equity Class Z Units 25.00% PIK	9/12/2018	676	655,987	2,053,514	1.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	3,166,057	1.7%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 9.62% Cash, 5/31/2020	5/31/2017	$16,000,000	15,929,485	16,032,000	8.9%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 11.12% Cash, 9/13/2023	9/13/2018	$21,446,929	21,273,211	21,438,351	11.9%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	792,165	0.4%
Texas Teachers of Tomorrow, LLC	Education	Second Lien Term Loan (3M USD LIBOR+9.75%), 12.37% Cash, 6/2/2021	12/2/2015	$10,000,000	9,952,251	9,807,000	5.4%

		Total Education			49,124,365	48,075,776	26.6%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,100,286	1.2%

		Total Food and Beverage			2,216,427	2,100,286	1.2%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	402,990	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$10,000,000	9,923,962	10,020,000	5.5%
Axiom Purchaser, Inc. (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 8.62% Cash, 6/19/2023	6/19/2018	$—	—	—	0.0%
Censis Technologies, Inc.	Healthcare Services	First Lien Term Loan B (1M USD LIBOR+8.30%), 10.79% Cash, 9/27/2023	7/25/2014	$19,950,000	19,877,861	19,991,895	11.1%
Censis Technologies, Inc. (h), (i)	Healthcare Services	Limited Partner Interests	7/25/2014	999	999,000	2,387,705	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.12% Cash, 1/31/2022	1/31/2017	$15,000,000	14,898,535	15,096,000	8.3%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	208,250	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,263,114	6,735,710	3.8%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,189,094	2,499,000	1.4%

		Total Healthcare Services			58,559,643	57,341,550	31.7%

Sub Total Non-control/Non-affiliate investments					307,136,188	306,511,427	169.5%

Affiliate investments - 6.3% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 13.62% Cash, 11/16/2021	11/17/2016	$7,000,000	6,956,976	7,140,000	4.0%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	1,496,169	0.8%

		Total Business Services			7,806,976	8,636,169	4.8%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,804,200	1.0%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,022,712	1,022,712	1,022,712	0.5%

		Total Metals			10,707,740	2,826,912	1.5%

Sub Total Affiliate investments					18,514,716	11,463,081	6.3%

Control investments - 46.5% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	9,683,612	13,357,444	7.4%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$21,184,063	21,126,021	21,268,799	11.8%
Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$3,804,244	3,768,025	3,819,461	2.1%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,067,057	5,021,133	5,092,899	2.8%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	5,179,101	2.9%

		Total Business Services			42,748,791	48,717,704	27.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.67%, 1/20/2030	1/22/2008	$69,500,000	23,516,398	25,393,508	14.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 11.37%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,483,500	1.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 12.62%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,450,500	4.1%

		Total Structured Finance Securities			33,516,398	35,327,508	19.5%

Sub Total Control investments					76,265,189	84,045,212	46.5%

TOTAL INVESTMENTS - 222.3% (b)					$401,916,093	$402,019,720	222.3%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 34.3% (b)
U.S. Bank Money Market (l)				62,094,394	$62,094,394	$62,094,394	34.3%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				62,094,394	$62,094,394	$62,094,394	34.3%

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

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2019	August 31, 2018
INCREASE FROM OPERATIONS:
Net investment income	$8,636,862	$9,071,876
Net realized gain from investments	1,870,089	212,171
Net change in unrealized appreciation (depreciation) on investments	5,447,002	(1,511,316)
Net change in provision for deferred taxes on unrealized appreciation on investments	(725,193)	(788,000)

Net increase in net assets resulting from operations	15,228,760	6,984,731

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(8,512,358)	(6,332,527)

Net decrease in net assets from shareholder distributions	(8,512,358)	(6,332,527)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	35,875,017	28,750,000
Stock dividend distribution	1,381,918	1,016,423
Offering costs	(511,957)	(1,386,667)

Net increase in net assets from capital share transactions	36,744,978	28,379,756

Total increase in net assets	43,461,380	29,031,960
Net assets at beginning of period, as previously reported	180,875,187	143,691,367
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)

Net assets at beginning of period, as adjusted	180,875,187	143,626,067

Net assets at end of period	$224,336,567	$172,658,027

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2019	August 31, 2018
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,228,760	$6,984,731
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(3,077,640)	(1,604,326)
Net accretion of discount on investments	(480,989)	(515,149)
Amortization of deferred debt financing costs	681,292	516,653
Net deferred income taxes	—	(608,542)
Net realized gain from investments	(1,870,089)	(212,171)
Net change in unrealized (appreciation) depreciation on investments	(5,447,002)	1,511,316
Net change in provision for deferred taxes on unrealized appreciation on investments	725,193	788,000
Proceeds from sales and repayments of investments	45,921,615	37,556,821
Purchases of investments	(119,906,398)	(86,929,931)
(Increase) decrease in operating assets:
Interest receivable	(1,150,165)	(1,146,028)
Due from affiliate	1,673,747	—
Management and incentive fee receivable	262,134	61,348
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)
Other assets	(82,701)	(133,505)
Deferred tax asset	(463,789)	—
Receivable from unsettled trades	—	(67,164)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	1,948,683	94,139
Accounts payable and accrued expenses	(111,576)	289,641
Interest and debt fees payable	(24,161)	75,614
Directors fees payable	13,000	32,000
Due to manager	(16,389)	49,714

NET CASH USED IN OPERATING ACTIVITIES	(66,176,475)	(43,322,139)

Financing activities
Borrowings on debt	4,200,000	26,840,000
Paydowns on debt	(4,200,000)	(14,500,000)
Issuance of notes	—	40,000,000
Payments of deferred debt financing costs	(45,132)	(1,684,808)
Proceeds from issuance of common stock	35,875,017	28,750,000
Payments of cash dividends	(7,130,440)	(5,316,104)
Payments of offering costs	(498,939)	(1,292,548)

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,200,506	72,796,540

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(37,975,969)	29,474,401
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	62,094,394	13,777,491

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$24,118,425	$43,251,892

Supplemental information:
Interest paid during the period	$7,074,168	$4,996,939
Cash paid for taxes	16,022	56,562
Supplemental non-cash information:
Payment-in-kind interest income	$3,077,640	$1,604,326
Net accretion of discount on investments	480,989	515,149
Amortization of deferred debt financing costs	681,292	516,653
Stock dividend distribution	1,381,918	1,016,423

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA- MAC, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the six months ended August 31, 2019.

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

As of August 31, 2019, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2019	August 31, 2018
Cash and cash equivalents	$2,846,767	$37,409,160
Cash and cash equivalents, reserve accounts	21,271,658	5,842,732

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$24,118,425	$43,251,892

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $3.9 million, or 0.8% of the fair value of our portfolio. At February 28, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.7 million, or 1.4% of the fair value of our portfolio.

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

In conjunction with the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”) on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. Prior to the refinancing, the Company reported $0.1 million and $0.3 million in incentive fees from the Saratoga CLO for the three and six months ended August 31, 2018, respectively, and is reported as incentive fee income on the Company’s consolidated statement of operations.

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

Without the adoption of ASC 606, there was no impact to either the consolidated statements of assets and liabilities as of August 31, 2019 and February 28, 2019 or the consolidated statement of operations for the three and six months ended August 31, 2019.

For the three and six months ended August 31, 2018, the impact on the consolidated statement of operations without the adoption of ASC 606 is shown in the tables below:

Consolidated Statement of Operations

	For the three months ended August 31, 2018			For the six months ended August 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$147,061	$(22,689)	$124,372	$346,244	$4,963	$351,207
Total investment income	11,402,774	(22,689)	11,380,085	21,890,792	4,963	21,895,755
NET INVESTMENT INCOME	5,144,228	(22,689)	5,121,539	9,071,876	4,963	9,076,839
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,142,416	(22,689)	3,119,727	6,984,731	4,963	6,989,694
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.45	$—	$0.45	$1.06	$—	$1.06

Other Income

Other income includes dividends received, origination fees, structuring fees, advisory fees and prepayment fees, and is recorded in the consolidated statements of operations when earned.

Payment-in-Kind Interest

The Company holds debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if it is expected that the issuer will not be able to pay all principal and interest when due.

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

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code or tax blockers, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s U.S. GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Taxable Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2019, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2016, 2017 and 2018 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2019 and February 28, 2019, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Regulatory Matters

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The effective date for these disclosures was November 5, 2018. Management has adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. The presentation of certain prior year information has been adjusted to conform with these amendments.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$304,259	$304,259
Second lien term loans	—	—	100,030	100,030
Unsecured term loans	—	—	2,074	2,074
Structured finance securities	—	—	35,894	35,894
Equity interests	—	—	44,623	44,623

Total	$—	$—	$486,880	$486,880

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2019 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	309	1,795	—	2,040	(1,066)	3,078
Net accretion of discount on investments	257	224	—	—	—	481
Net change in unrealized appreciation (depreciation) on investments	(175)	225	(26)	(1,474)	6,897	5,447
Purchases	116,631	—	—	—	3,275	119,906
Sales and repayments	(15,669)	(28,000)	—	—	(2,253)	(45,922)
Net realized gain (loss) from investments	60	—	—	—	1,810	1,870

Balance as of August 31, 2019	$304,259	$100,030	$2,074	$35,894	$44,623	$486,880

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(175)	$71	$(26)	$(1,473)	$3,726	$2,123

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2 or 3 during the six months ended August 31, 2019.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Payment-in-kind and other adjustments to cost	—	295	817	—	—	492	1,604
Net accretion of discount on investments	73	283	159	—	—	—	515
Net change in unrealized appreciation (depreciation) on investments	(73)	(619)	(659)	(77)	281	(364)	(1,511)
Purchases	—	49,760	18,910	12,216	245	5,799	86,930
Sales and repayments	(4,106)	(19,403)	(14,000)	—	(48)	—	(37,557)
Net realized gain from investments	—	212	—	—	—	—	212

Balance as of August 31, 2018	$—	$227,887	$100,302	$12,139	$16,852	$35,707	$392,887

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(765)	$(568)	$(77)	$281	$(364)	$(1,493)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$304,259	Market Comparables	Market Yield (%)	8.4% - 13.0%	10.5%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	100,030	Market Comparables	Market Yield (%)	10.1% - 73.8%	12.7%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,074	Market Comparables	Market Yield (%)	19.8%	19.8%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	35,894	Discounted Cash Flow	Discount Rate (%)	9.25% - 17.0%	15.1%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	44,623	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	7.2x
			Revenue Multiples (x)	0.7x - 38.4x	7.2x

Total	$486,880

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$202,846	Market Comparables	Market Yield (%)	8.6% - 13.2%	11.0%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	125,786	Market Comparables	Market Yield (%)	10.5% - 41.1%	12.8%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,100	Market Comparables	Market Yield (%)	15.00%	15.0%
			EBITDA Multiples (x)	4.8x	4.8x
Structured finance securities	35,328	Discounted Cash Flow	Discount Rate (%)	9.0% - 15.0%	13.6%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	35,960	Market Comparables	EBITDA Multiples (x)	4.0x - 14.7x	6.7x
			Revenue Multiples (x)	0.6x - 39.6x	10.1x

Total	$402,020

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of August 31, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$303,917	63.1%	$304,259	62.5%
Second lien term loans	101,812	21.1	100,030	20.5
Unsecured term loans	2,217	0.5	2,074	0.4
Structured finance securities	35,556	7.4	35,894	7.4
Equity interests	37,828	7.9	44,623	9.2

Total	$481,330	100.0%	$486,880	100.0%

The composition of our investments as of February 28, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$202,328	50.3%	$202,846	50.5%
Second lien term loans	127,793	31.8	125,786	31.3
Unsecured term loans	2,217	0.6	2,100	0.5
Structured finance securities	33,516	8.3	35,328	8.8
Equity interests	36,062	9.0	35,960	8.9

Total	$401,916	100.0%	$402,020	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2019. The inputs at August 31, 2019 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 17.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+370bps / $99.50

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

For the three months ended August 31, 2019 and August 31, 2018, we accrued management fee income of $0.6 million and $0.4 million, respectively, and interest income of $1.1 million and $0.7 million, respectively, from the Saratoga CLO. For the three months ended August 31, 2018, we accrued $0.1 million related to the incentive management fee from Saratoga CLO.

For the six months ended August 31, 2019 and August 31, 2018, we accrued management fee income of $1.3 million and $0.7 million, respectively, and interest income of $2.2 million and $1.5 million, respectively, from the Saratoga CLO. For the six months ended August 31, 2018, we accrued $0.3 million related to the incentive management fee from Saratoga CLO.

As of August 31, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $26.0 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2019, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.4 million, respectively. As of August 31, 2019, Saratoga CLO had investments with a principal balance of $505.8 million and a weighted average spread over LIBOR of 4.1% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.0%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2019, the present value of the projected future cash flows of the subordinated notes was approximately $26.5 million, using a 17.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $56.4 million, management fees of $20.9 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2019 (unaudited) and February 28, 2019 and for the three and six months ended August 31, 2019 (unaudited) and August 31, 2018 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $500,997,086 and $506,145,483, respectively)	$487,911,991	$498,389,369
Equities at fair value (amortized cost of $2,566,752 and $3,531,218, respectively)	151	15,691

Total investments at fair value (amortized cost of $503,563,838 and $509,676,701, respectively)	487,912,142	498,405,060
Cash and cash equivalents	7,669,413	18,495,653
Receivable from open trades	6,375,641	7,855,309
Interest receivable (net of reserve of $379,017 and $168,443, respectively)	2,140,276	2,104,495

Total assets	$504,097,472	$526,860,517

LIABILITIES
Interest payable	$2,363,001	$4,963,472
Payable from open trades	12,394,738	26,232,247
Accrued base management fee	55,992	108,419
Accrued subordinated management fee	223,968	433,675
Due to affiliate	—	1,673,747
Accounts payable and accrued expenses	95,650	1,221,110
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(557,604)	(585,059)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(1,014,676)	(1,064,636)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,351,840)	(2,465,897)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(24,071,667)	(25,256,892)

Total liabilities	$526,637,562	$544,760,186

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(22,540,340)	(17,899,919)

Total net assets (deficit)	(22,540,090)	(17,899,669)

Total liabilities and net assets	$504,097,472	$526,860,517

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
INVESTMENT INCOME
Interest from investments	$8,304,492	$4,856,814	$16,508,199	$9,889,239
Interest from cash and cash equivalents	26,440	4,074	33,803	8,089
Other income	40,845	30,214	180,968	173,171

Total investment income	8,371,777	4,891,102	16,722,970	10,070,499

EXPENSES
Interest and debt financing expenses	6,748,508	4,106,438	13,167,316	8,100,614
Base management fee	125,949	72,792	251,852	149,831
Subordinated management fee	503,796	291,170	1,007,409	599,325
Incentive fees	—	124,372	—	351,207
Professional fees	88,204	87,558	212,712	113,446
Trustee expenses	118,136	15,228	138,015	60,696
Miscellaneous fee expense	11,196	2,418	43,734	29,807

Total expenses	7,595,789	4,699,976	14,821,038	9,404,926

NET INVESTMENT INCOME	775,988	191,126	1,901,932	665,573

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(1,218,364)	2,237	(2,162,298)	(1,155,692)
Net change in unrealized depreciation on investments	(2,174,060)	(440,254)	(4,380,055)	(550,429)

Net realized and unrealized loss on investments	(3,392,424)	(438,017)	(6,542,353)	(1,706,121)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,616,436)	$(246,891)	$(4,640,421)	$(1,040,548)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2019

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—					6,692	$669,214	$134
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—					18,975	1,897,538	17
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.59%	5/30/2025	$2,974,975	2,964,144	2,885,726
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	7.04%	6/15/2023	2,092,686	2,070,089	1,935,734
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	9/27/2021	1,905,425	1,900,195	650,226
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	4/30/2025	1,980,000	1,971,574	1,950,300
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	5.39%	7/23/2021	2,383,643	2,382,376	2,220,960
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	3M USD LIBOR+	3.25%	1.00%	5.39%	7/23/2021	492,462	486,664	454,119
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.64%	5/9/2025	3,970,000	3,937,022	3,776,463
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	1/5/2026	498,750	498,750	499,373
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	6.79%	7/30/2021	2,904,615	2,901,243	2,744,862
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.09%	3/11/2024	488,750	488,750	411,528
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.14%	8/15/2025	2,453,125	2,442,234	2,281,406
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.25%	1.00%	8.34%	4/16/2021	399,011	398,542	367,688
Albertson’s LLC	Retail	Term Loan B7 (08/19)	Loan	1M USD LIBOR+	2.75%	0.75%	4.84%	11/17/2025	3,113,633	3,098,737	3,124,157
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.59%	10/10/2025	1,975,000	1,948,287	1,950,312
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	8/1/2025	496,250	495,156	495,942
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.59%	8/19/2021	3,626,521	3,621,312	3,624,273
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	4M USD LIBOR+	6.50%	1.00%	7.50%	8/30/2023	2,924,096	2,863,269	2,836,374
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	4/3/2024	1,454,873	1,446,552	1,403,952
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.09%	10/1/2025	1,850,745	1,846,584	1,842,269
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.39%	3/24/2023	995,000	985,849	982,563
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.59%	4/5/2024	4,957,349	4,954,568	4,916,055
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	6/30/2022	3,946,325	3,935,116	3,847,667
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	2/28/2025	3,479,929	3,440,298	3,314,632
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	8/11/2025	992,500	988,153	714,600
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	4.84%	12/7/2023	487,550	485,936	422,647
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	3/20/2024	3,350,967	3,330,876	3,275,570
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	10/1/2025	1,990,000	1,985,589	1,935,275
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	7/31/2024	491,269	489,407	487,584
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	5.39%	11/14/2025	1,237,500	1,235,491	1,236,473
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	12/24/2021	1,398,888	1,391,776	1,396,553
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	8/4/2022	2,049,404	2,043,008	2,049,772
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	11/3/2023	495,364	492,032	495,453
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	6.64%	2/11/2026	1,995,000	1,957,484	1,983,788
Avaya Inc.	Telecommunications	Term Loan B	Loan	2M USD LIBOR+	4.25%	0.00%	6.40%	12/16/2024	3,479,949	3,443,148	3,408,611
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.14%	1/30/2026	1,990,000	1,952,058	1,945,225
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	6.64%	7/31/2025	3,964,962	3,947,457	3,836,101
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	6/2/2025	1,642,852	1,636,480	1,643,985
Berry Global Group Inc.	Chemicals Plastics & Rubber	Term Loan U	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	7/1/2026	5,000,000	4,987,553	4,998,850
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	6M USD LIBOR+	3.75%	1.00%	5.79%	4/12/2023	3,471,269	3,468,195	3,466,930
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	2M USD LIBOR+	3.00%	1.00%	5.15%	5/22/2024	956,667	953,057	955,873
Bombardier Recreational Products Inc.	Consumer goods: Durable	Incremental Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	5/23/2025	1,000,000	990,089	998,440
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.39%	10/2/2025	2,487,500	2,465,536	2,349,344
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	9/5/2025	992,500	988,129	987,538
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	11/8/2023	1,029,895	1,027,916	1,026,919
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	5.59%	8/1/2025	500,000	498,750	500,180
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	1/30/2026	2,186,667	2,184,433	2,191,215
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.59%	2/12/2025	987,500	975,964	985,653
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	1/2/2026	701,250	687,564	709,721
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	4.89%	6/16/2023	934,191	931,895	929,912
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR+	2.50%	1.00%	4.59%	3/25/2024	340,410	339,219	339,559
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	0.00%	8.89%	7/31/2023	2,266,211	2,228,289	2,252,048
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	7.84%	2/28/2021	2,371,293	2,362,900	2,255,693
Casa Systems Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	12/20/2023	1,462,500	1,452,719	1,367,438
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.59%	10/1/2025	2,487,500	2,464,857	2,447,078
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.34%	6/7/2023	1,454,958	1,441,146	1,390,314
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	1/31/2025	3,949,950	3,928,364	3,892,359
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	3M USD LIBOR+	2.00%	0.00%	4.14%	4/30/2025	1,576,000	1,574,361	1,579,231
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.59%	2/27/2026	997,500	996,265	997,500
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	12/20/2024	1,943,026	1,938,237	1,944,970
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.09%	8/22/2025	497,500	496,395	498,535
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.59%	9/6/2024	1,195,790	1,138,418	1,135,809
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	8/11/2022	2,418,750	2,413,003	2,409,680
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	5.09%	10/5/2023	1,482,989	1,471,194	1,418,108
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	6/2/2025	990,000	990,000	812,899
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	3M USD LIBOR+	4.50%	1.00%	6.64%	8/17/2022	1,436,782	1,426,338	1,120,388
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.09%	11/3/2025	3,465,432	3,430,108	3,461,100
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	7/17/2025	1,984,772	1,960,549	1,974,014
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	1/15/2026	497,500	496,363	494,600
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.34%	12/1/2021	1,432,800	1,427,146	1,271,094
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.59%	5/13/2022	152,704	151,605	153,086
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.09%	2/27/2024	1,965,672	1,955,988	1,906,702
DaVita Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.00%	4.39%	8/12/2026	1,000,000	997,500	1,000,530
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.59%	12/12/2025	2,992,500	2,884,710	3,003,722
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.00%	4.39%	3/31/2025	4,473,629	4,426,230	4,445,669
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	2.00%	0.75%	4.09%	9/7/2023	3,954,811	3,907,383	3,963,155
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.59%	2/1/2024	1,318,289	1,315,624	1,289,458
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	12/29/2023	323,254	321,671	308,708
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	8/24/2026	1,000,000	995,003	1,000,420
Digicert Buyer Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.14%	8/7/2026	1,500,000	1,496,250	1,493,745
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.09%	5/21/2026	3,000,000	2,956,260	2,863,140
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.84%	4/8/2024	475,000	473,393	468,231
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	8/21/2025	3,965,025	3,947,557	3,961,100
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	8.09%	8/18/2025	3,000,000	2,910,000	2,910,000
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.39%	8/28/2024	3,947,432	3,930,114	3,888,221
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	5.89%	2/9/2023	2,330,596	2,314,831	2,288,156
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	11/7/2024	500,000	495,159	499,165
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	6.34%	4/29/2024	3,957,215	3,933,535	3,610,959
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	6.39%	6/26/2025	1,980,000	1,963,814	1,791,900
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	10/10/2025	4,975,000	4,964,173	3,828,263
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	4.09%	12/27/2022	360,542	359,853	360,243
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR+	2.75%	0.00%	4.89%	12/2/2024	4,975,000	4,950,163	4,959,478
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	4/18/2025	2,410,280	2,396,375	2,406,520
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	8/1/2025	4,466,250	4,434,143	4,471,833
Fusion Connect Inc.(a)	Telecommunications	Term Loan	Loan	1M USD LIBOR+	10.00%	0.00%	12.09%	10/3/2019	132,539	131,669	129,888
Fusion Connect Inc.(a)	Telecommunications	Fusion Connect Bridge T/L	Loan	1M USD LIBOR+	10.00%	0.00%	12.09%	10/3/2019	67,108	64,763	65,766
Fusion Connect Inc.(a)	Telecommunications	Fusion Connect T/L B	Loan	Prime+	0.00%	0.00%	5.00%	5/4/2023	1,964,623	1,906,653	1,218,066
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	4.64%	8/13/2025	4,466,250	4,465,172	4,466,250
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	2M USD LIBOR+	4.50%	0.00%	6.65%	8/1/2025	2,977,500	2,951,467	2,921,672
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	2M USD LIBOR+	8.75%	0.75%	10.90%	3/4/2021	930,446	928,376	875,010
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	9.09%	1/3/2023	585,849	584,560	591,157
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	6.14%	8/6/2025	2,481,250	2,470,436	2,462,641
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	7.09%	4/16/2025	1,238,120	1,232,754	1,204,852
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	6.34%	12/27/2024	1,970,000	1,953,934	1,910,900
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	11/28/2025	3,055,102	3,055,102	2,913,040
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.59%	12/22/2024	3,291,558	3,245,572	3,184,583
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	10/10/2025	1,451,972	1,448,800	1,438,542
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	4.09%	3/7/2025	2,000,000	2,000,000	1,963,760
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	4/12/2024	2,000,000	1,990,493	1,979,160
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.84%	3/28/2025	920,941	916,988	918,353
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	5/1/2025	1,980,000	1,975,788	1,960,200
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	6.89%	11/3/2023	1,778,158	1,770,035	1,372,151
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.89%	8/1/2024	491,250	490,233	490,022
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	5.89%	9/30/2024	2,992,500	2,935,481	2,895,244
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	6/3/2024	264,030	263,649	251,929
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	8/18/2025	3,970,000	3,954,112	3,970,000
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	7.14%	10/24/2025	2,487,500	2,465,267	2,412,875
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.39%	8/3/2022	1,460,321	1,457,435	1,457,196
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR+	3.50%	0.00%	5.64%	4/3/2025	4,458,819	4,436,871	4,456,946
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	12/20/2024	1,718,505	1,710,015	1,715,497
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.59%	6/28/2024	2,954,812	2,932,840	2,942,491
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	5/23/2025	1,386,218	1,380,076	1,372,647
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	5/1/2024	3,474,772	3,387,394	3,280,775
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	12/18/2024	1,000,000	995,006	998,440
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.89%	6/16/2025	2,874,359	2,823,488	2,208,456
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	6/3/2026	2,000,000	1,995,247	1,994,380
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	7.14%	5/9/2022	1,848,782	1,844,754	1,703,191
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.64%	11/20/2025	4,812,500	4,761,716	4,102,656
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	5.39%	2/2/2024	2,352,000	2,344,109	2,353,176
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	12/16/2024	2,469,988	2,462,133	2,475,126
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	7.47%	11/25/2022	2,467,387	2,439,893	2,396,450
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	12/1/2023	487,500	485,952	488,261
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	6.64%	12/2/2024	3,398,250	3,386,881	3,391,895
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	1/30/2024	1,322,520	1,320,527	1,274,578
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	1/30/2024	74,592	74,484	71,888
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	3/27/2025	396,000	395,181	396,000
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	3/27/2025	99,000	98,795	99,000
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	7/15/2024	2,898,524	2,891,191	2,884,031
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	9/23/2024	1,715,077	1,712,115	1,717,220
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	9/30/2024	3,175,415	3,144,464	3,180,051
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	7.09%	5/12/2025	1,975,000	1,941,374	1,807,737
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	5/4/2022	961,813	959,469	907,173
Med Parentco LP	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.39%	7/31/2026	800,189	792,188	790,851
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	1/31/2025	578,738	577,570	579,461
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	4.64%	3/2/2026	2,992,500	2,985,268	2,971,672
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.59%	1/30/2023	2,613,989	2,604,012	2,476,755
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	4.84%	8/15/2024	975,864	971,954	944,148
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	8/16/2023	3,949,017	3,890,651	3,805,865
MKS Instruments Inc.	High Tech Industries	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	2/2/2026	997,500	988,048	999,994
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	11/28/2025	995,000	992,816	943,758
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	9/20/2024	492,500	491,492	492,500
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.59%	5/8/2025	992,500	990,438	992,500
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.59%	11/14/2025	497,500	495,279	496,256
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	3/9/2026	1,878,333	1,860,193	1,870,125
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	3/9/2026	116,959	115,848	116,448
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	8/8/2024	2,977,273	2,929,926	2,882,000
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	8/8/2024	997,500	978,894	978,178
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	3M USD LIBOR+	6.25%	1.00%	8.39%	7/14/2022	5,943,605	5,934,790	5,931,242
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD LIBOR+	2.75%	0.00%	4.89%	6/19/2026	250,000	248,750	249,960
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	6.79%	5/23/2023	3,472,444	3,476,752	3,463,762
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	9.14%	3/3/2025	4,937,500	4,453,969	4,449,922
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.09%	10/17/2022	1,929,870	1,919,946	1,884,846
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.59%	10/16/2023	1,000,000	993,743	970,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	5.64%	4/19/2024	490,000	489,591	349,860
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	4.50%	1.00%	6.54%	3/21/2025	473,186	471,085	469,046
OCI Partners LP	Chemicals Plastics & Rubber	Term Loan B (2/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.14%	3/13/2025	3,051,744	3,029,363	3,040,300
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	7.34%	11/8/2022	2,683,109	2,669,692	2,705,459
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	4/30/2025	495,000	486,466	419,265
Panther BF Aggregator 2 LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.59%	4/30/2026	1,500,000	1,485,062	1,473,285
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	5/29/2026	1,000,000	995,046	1,004,530
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.34%	4/29/2024	2,460,000	2,449,235	2,429,250
PerForce Software Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	7/1/2026	1,000,000	995,037	995,320
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.34%	9/29/2020	3,619,510	3,603,841	3,348,047
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	1/3/2025	1,481,250	1,474,115	1,463,357
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	10/15/2024	982,500	978,481	978,570
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.09%	4/30/2026	3,000,000	2,941,947	2,940,000
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR+	2.75%	1.00%	4.89%	2/2/2024	1,569,741	1,541,146	1,570,400
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR+	2.75%	1.00%	4.84%	5/2/2022	1,696,914	1,691,910	1,694,623
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	7.09%	1/3/2023	2,485,459	2,473,142	2,448,178
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.34%	1/2/2025	1,975,000	1,966,795	1,965,125
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.09%	1/29/2025	493,763	491,782	481,418
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	5.14%	11/3/2023	1,483,633	1,474,202	1,373,755
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.89%	5/2/2024	1,470,000	1,470,000	1,444,275
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.00%	6.89%	7/9/2025	1,493,731	1,486,716	1,431,741
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.64%	12/20/2024	3,947,443	3,826,320	3,941,522
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	5.39%	4/29/2022	2,695,064	2,696,965	2,691,129
Revspring Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	6.09%	10/10/2025	995,000	992,739	986,294
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	9.64%	3/31/2023	482,554	477,260	401,727
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	2/28/2025	987,500	985,360	919,609
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	11/28/2025	3,990,000	3,972,735	3,810,450
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.75%	4.59%	7/2/2021	1,332,669	1,330,593	1,314,344
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	5.34%	6/1/2023	4,163,323	4,056,254	4,113,030
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	8/16/2024	1,965,150	1,947,538	1,952,160
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,439	972,500
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	7/5/2024	773,409	770,326	756,007
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	6.09%	8/1/2025	3,564,134	3,520,319	3,589,760
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.39%	7/1/2026	2,000,000	1,995,147	1,998,120
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	8.14%	2/21/2021	910,206	889,870	531,169
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR+	5.00%	1.00%	7.14%	3/29/2024	1,440,000	1,429,771	1,429,200
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	6.34%	6/30/2021	2,829,464	2,822,538	2,818,854
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	8/19/2024	3,002,802	2,951,595	2,999,920
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	7.64%	8/4/2025	2,468,750	2,440,381	2,388,516
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	6.04%	2/2/2024	1,957,891	1,956,123	1,930,970
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	6.64%	12/19/2025	1,995,000	1,916,742	1,755,600
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime+	2.73%	1.00%	3.73%	3/15/2024	1,745,654	1,737,359	1,745,654
SRAM LLC	Consumer goods: Durable	Delayed Draw Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.89%	3/15/2024	—	—	—
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	4/16/2025	218,475	218,015	218,698
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	4/16/2025	496,202	495,116	496,132
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	4/16/2025	323,308	322,618	323,638
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	2M USD LIBOR+	4.25%	0.00%	6.40%	7/30/2025	2,383,995	2,376,489	2,360,155
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR+	5.00%	0.00%	7.09%	4/16/2026	1,970,063	1,965,594	1,890,551
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR+	5.25%	0.00%	7.29%	7/10/2026	2,000,000	1,950,683	1,957,500
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	3/19/2021	829,991	827,788	614,193
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	4.39%	9/29/2023	350,779	349,427	351,414
Teneo Holdings LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	7.34%	7/11/2025	2,500,000	2,400,942	2,381,250
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.09%	10/1/2025	1,492,500	1,479,287	1,387,577
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	9/30/2024	1,970,000	1,968,106	1,949,689
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	4.84%	1/31/2024	997,500	992,943	999,166
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR+	6.50%	0.00%	8.64%	12/15/2025	2,925,000	2,781,829	2,910,375
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.34%	7/21/2025	1,243,750	1,238,368	1,242,419
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.59%	12/19/2025	3,980,000	3,972,584	3,960,100
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	2/2/2026	2,140,419	2,115,080	2,076,206
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	7.34%	3/6/2026	2,387,049	2,329,738	2,363,322
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	3/8/2024	1,700,000	1,683,996	1,683,000
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	3M USD LIBOR+	2.50%	0.00%	4.64%	8/22/2024	4,127,243	4,133,128	4,083,412
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	6.09%	1/25/2024	2,475,000	2,470,652	2,481,188
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	6/21/2024	3,394,091	3,383,185	3,368,635
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	9.14%	2/2/2024	4,881,953	4,754,681	4,759,904
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	4/22/2024	2,942,456	2,924,531	2,687,433
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	5.84%	3/19/2026	986,340	976,969	988,806
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.84%	5/11/2026	1,000,000	995,135	997,000
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	6.34%	10/22/2025	3,482,500	3,273,888	2,878,878
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	7/1/2024	1,851,592	1,844,405	1,850,593
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B-4	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	7/1/2024	1,633,588	1,625,854	1,633,931
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.84%	3/15/2024	2,746,369	2,734,345	2,626,902
UOS LLC	Capital Equipment	Term Loan B	Loan	3M USD LIBOR+	5.50%	1.00%	7.64%	4/18/2023	588,246	590,443	592,657
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR+	5.75%	1.00%	7.84%	8/30/2024	1,000,000	988,800	983,750
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	4.64%	8/14/2026	500,000	498,750	501,875
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	6.14%	8/20/2025	5,458,750	5,429,409	5,224,024
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.84%	3/3/2025	493,750	491,645	494,984
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.50%	0.00%	5.64%	3/2/2026	2,900,000	2,886,107	2,902,726
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	5.39%	7/1/2026	486,364	481,615	485,454
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.75%	4.39%	6/3/2024	3,397,893	3,397,276	3,399,320
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	4.14%	12/31/2025	927,500	926,506	928,400
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.59%	5/6/2026	498,750	497,673	500,311
Wand NewCo 3 Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.59%	2/5/2026	250,000	247,642	250,703
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	6.89%	11/29/2024	1,785,065	1,756,357	1,782,280
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.59%	10/10/2024	2,976,203	2,897,632	2,630,219
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	6.09%	10/10/2024	1,243,687	1,163,506	1,108,660
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	7.34%	6/30/2023	2,451,228	2,435,221	2,414,460
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	3.84%	4/29/2023	1,293,075	1,263,906	1,286,933
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	6.84%	4/4/2025	1,994,984	1,975,565	1,967,553
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	8/5/2024	2,970,081	2,944,616	2,673,073
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.59%	8/13/2026	3,500,000	3,465,294	3,457,720
Wynn Resorts Limited	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.34%	10/30/2024	1,990,000	1,973,051	1,989,065
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	8.14%	8/9/2024	1,962,500	1,945,684	1,942,875
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.14%	8/12/2024	2,456,250	2,446,919	1,930,195
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR+	3.50%	0.00%	5.65%	3/14/2025	987,500	983,332	925,169

										$503,563,838	$487,912,142

									Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)									7,669,413	$7,669,413	$7,669,413

Total cash and cash equivalents									7,669,413	$7,669,413	$7,669,413

(a)     Security is in default as of August 31, 2019.

(b)     Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2019.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of August 31, 2019 was 2.14%.

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2019 was 2.09%.

2M USD LIBOR—The 2 month USD LIBOR rate as of August 31, 2019 was 2.15%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2019 was 2.14%.

6M USD LIBOR—The 6 month USD LIBOR rate as of August 31, 2019 was 2.04%.

Prime—The Prime Rate as of August 31, 2019 was 5.25%.

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

LIBOR - London Interbank Offered Rate

1W USD LIBOR - The 1 week USD LIBOR rate as of February 28, 2019 was 2.41%.

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2019 was 2.49%.

2M USD LIBOR - The 2 month USD LIBOR rate as of February 28, 2019 was 2.57%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2019 was 2.62%.

6M USD LIBOR - The 6 month USD LIBOR rate as of February 28, 2019 was 2.69%.

Prime - The Prime Rate as of February 28, 2019 was 5.50%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., and SIA-Vector, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2019 and February 28, 2019 were as follows:

	August 31, 2019	February 28, 2019
Total deferred tax assets	$4,246,245	$2,533,426
Total deferred tax liabilities	(2,492,028)	(1,766,835)
Valuation allowance on net deferred tax assets	(2,755,338)	(1,506,307)

Net deferrred tax liability	$(1,001,121)	$(739,716)

As of August 31, 2019, the valuation allowance on deferred tax assets was $2.8 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended August 31, 2019 includes $0.7 million net change in unrealized appreciation (depreciation) on investments and $(0.5) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended August 31, 2018 includes $(0.2) million net change in unrealized appreciation (depreciation) on investments and $(0.3) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the six months ended August 31, 2019 includes $0.7 million net change in unrealized appreciation (depreciation) on investments and $(0.5) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the six months ended August 31, 2018 includes $0.8 million change in unrealized appreciation (depreciation) on investments and $(0.6) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for the three and six months ended August 31, 2019 and 2018:

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

Net current expense	—	—	—	—

Deferred
Federal	200,527	(458,218)	213,817	166,534
State	37,812	(35,560)	47,588	12,924

Net deferred expense	238,339	(493,778)	261,405	179,458

Net tax provision	$238,339	$(493,778)	$261,405	$179,458

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

For the three months ended August 31, 2019 and August 31, 2018, the Company incurred $2.0 million and $1.6 million in base management fees, respectively. For the three months ended August 31, 2019 and August 31, 2018, the Company incurred $1.4 million and $1.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2019 and August 31, 2018, the Company accrued $0.7 million in expense and a reduction of $0.4 million, respectively, in incentive fees related to capital gains.

For the six months ended August 31, 2019 and August 31, 2018, the Company incurred $3.8 million and $3.2 million in base management fees, respectively. For the six months ended August 31, 2019 and August 31, 2018, the Company incurred $2.6 million and $2.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2019 and August 31, 2018, the Company accrued $1.6 million in expense and a reduction of $0.3 million, respectively, in incentive fees related to capital gains, respectively.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2019, the base management fees accrual was $2.0 million and the incentive fees accrual was $6.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, the base management fees accrual was $1.9 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million effective August 1, 2019.

For the three months ended August 31, 2019 and August 31, 2018, we recognized $0.5 million and $0.5 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2019 and August 31, 2018, we recognized $1.0 million and $0.9 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the six months ended August 31, 2019 and August 31, 2018, the Company neither bought nor sold any investments from the Saratoga CLO.

For the three months ended August 31, 2019 and August 31, 2018, we recognized management fee income of $0.6 million and $0.4 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2019 and August 31, 2018, we recognized management fee income of $1.3 million and $0.7 million, respectively, related to the Saratoga CLO.

On December 14, 2018, the Company completed the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. During the six months ended August 31, 2019, the Company received full payment of $1.7 million from the Saratoga CLO for such transaction costs.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. For the three and six months ended August 31, 2018, we recognized incentive fee income of $0.1 million and $0.3 million, respectively, related to the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 266.9% as of August 31, 2019 and 234.5% as of February 28, 2019. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of August 31, 2019 and February 28, 2019, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended August 31, 2019 and August 31, 2018, we recorded $0.1 million and $0.2 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2019 and August 31, 2018, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.06%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.3 million. During the three months ended August 31, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.94%, and the average dollar amount of outstanding borrowings under the Credit Facility was $2.3 million.

For the six months ended August 31, 2019 and August 31, 2018, we recorded $0.2 million and $0.3 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2019 and August 31, 2018, we recorded $0.05 million and $0.05 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.06%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.2 million. During the six months ended August 31, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.94%, and the average dollar amount of outstanding borrowings under the Credit Facility was $1.2 million.

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

Our borrowing base under the Credit Facility was $40.2 million subject to the Credit Facility cap of $45.0 million at August 31, 2019. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2019 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2019. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA.

On August 14, 2019, the Company’s wholly-owned subsidiary, SBIC II LP, received an SBIC license from the SBA. The new license provides up to $175.0 million in additional long-term capital in the form of SBA debentures. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million. With this license approval, Saratoga will grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

As of August 31, 2019, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $150.0 million of SBA-guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $15.8 million of equity capital and have $0.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

SBIC LP and SBIC II LP are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC II LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC II LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP and SBIC II LP assets over our stockholders and debtholders in the event we liquidate SBIC LP and SBIC II LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP and SBIC II LP upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP and SBIC II LP guaranteed by the SBA from the definition of senior securities in the 200.0% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200.0% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As of August 31, 2019 and February 28, 2019, there was $150.0 million and $150.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million related to the SBA debentures have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2019 and August 31, 2018, we recorded $1.2 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2019 and August 31, 2018, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2019 and August 31, 2018 on the outstanding borrowings of the SBA debentures was 3.25% and 3.18%, respectively. During the three months ended August 31, 2019 and August 31, 2018, the average dollar amount of SBA debentures outstanding was $150.0 million and $146.3 million, respectively.

For the six months ended August 31, 2019 and August 31, 2018, we recorded $2.4 million and $2.3 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2019 and August 31, 2018, we recorded $0.2 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2019 and August 31, 2018 on the outstanding borrowings of the SBA debentures was 3.25% and 3.17%, respectively. During the six months ended August 31, 2019 and August 31, 2018, the average dollar amount of SBA debentures outstanding was $150.0 million and $142.0 million, respectively.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. SBA regulations previously limited the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital but this has increased to $175.0 million for new licenses when it has at least $87.5 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350.0 million in SBA-guaranteed debentures when they have at least $175.0 million in combined regulatory capital.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023 and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of August 31, 2019, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

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

As of August 31, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of August 31, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $61.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.7 million, respectively. The fair value of the 2025 Notes and 2023 Notes, which both are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $59.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively.

For the three months ended August 31, 2019 and August 31, 2018, we recorded $0.9 million and $0.03 million, respectively, of interest expense and $0.09 million and $0.00 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2019 and August 31, 2018, the average dollar amount of 2025 Notes outstanding was $60.0 million and $1.8 million, respectively.

For the six months ended August 31, 2019 and August 31, 2018, we recorded $1.9 million and $0.03 million, respectively, of interest expense and $0.2 million and $0.00 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2019 and August 31, 2018, the average dollar amount of 2025 Notes outstanding was $60.0 million and $0.9 million, respectively.

For the three months ended August 31, 2019 and August 31, 2018, we recorded $1.3 million and $1.3 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2019 and August 31, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the six months ended August 31, 2019 and August 31, 2018, we recorded $2.5 million and $2.5 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2019 and August 31, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million respectively.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	64,000	86,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$138,451	$146,000

Off-balance sheet arrangements

As of August 31, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $26.0 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	August 31, 2019	February 28, 2019
At Company’s discretion
Omatic Software, LLC	$1,000	$1,000
inMotionNow, Inc.	3,000	—
PDDS Buyer, LLC	5,000	—
Top Gun Pressure Washing, LLC	5,000	—

	14,000	1,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Destiny Solutions, Inc.	1,500	1,500
Fancy Chap, Inc.	—	—
GDS Holdings US, Inc.	—	1,000
Hema Terra Holding Company, LLC	4,000	—
inMotionNow, Inc.	2,000	—

	12,000	3,500

Total	$26,000	$4,500

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2019 and August 31, 2018, we incurred $0.1 million and $0.08 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2019 and August 31, 2018, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of August 31, 2019 and February 28, 2019, $0.08 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2019, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2019, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2019, the Company sold 1,942,786 shares for gross proceeds of $47.1 million at an average price of $24.25 for aggregate net proceeds of $46.5 million (net of transaction costs).

For the three months ended August 31, 2019, the Company sold 1,371,667 shares for gross proceeds of $34.1 million at an average price of $24.86 for aggregate net proceeds of $33.6 million (net of transaction costs).

For the six months ended August 31, 2019, the Company sold 1,448,115 shares for gross proceeds of $35.9 million at an average price of $24.77 for aggregate net proceeds of $35.4 million (net of transaction costs).

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

The Company elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the table below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367
Cumulative effect of the adoption of ASC 606 (Note 2)	—	—	—	(65,300)	(65,300)

Balance at March 1, 2018	6,257,029	6,257	188,975,590	(45,355,780)	143,626,067

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,927,648	3,927,648
Net realized gain (loss) from investments	—	—	—	212,008	212,008
Net change in unrealized appreciation (depreciation) on investments	—	—	—	643,205	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(940,546)	(940,546)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,128,513)	(3,128,513)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	25,355	25	504,853	—	504,878
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—

Balance at May 31, 2018	6,282,384	6,282	189,480,443	(44,641,978)	144,844,747

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,144,228	5,144,228
Net realized gain (loss) from investments	—	—	—	163	163
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,154,521)	(2,154,521)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	152,546	152,546
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,204,014)	(3,204,014)
Capital Share Transactions:
Proceeds from issuance of common stock	1,150,000	1,150	28,748,850	—	28,750,000
Stock dividend distribution	21,563	22	511,523	—	511,545
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,386,667)	—	(1,386,667)

Balance at August 31, 2018	7,453,947	7,454	217,354,149	(44,703,576)	172,658,027

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,138,941	5,138,941
Net realized gain (loss) from investments	—	—	—	(67,164)	(67,164)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,031,113)	(1,031,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(371,581)	(371,581)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,876,050)	(3,876,050)
Capital Share Transactions:
Proceeds from issuance of common stock	10,373	10	241,228	—	241,238
Stock dividend distribution	25,863	26	578,057	—	578,083
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,290)	—	(1,290)

Balance at November 30, 2018	7,490,183	7,490	218,172,144	(44,910,543)	173,269,091

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,091,392	4,091,392
Net realized gain (loss) from investments	—	—	—	4,729,298	4,729,298
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(357,880)	(357,880)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(607,254)	(607,254)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,980,011)	(3,980,011)
Capital Share Transactions:
Proceeds from issuance of common stock	136,176	136	3,158,783	—	3,158,919
Stock dividend distribution	30,797	31	581,356	—	581,387
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(9,755)	—	(9,755)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(18,349,728)	18,349,728	—

Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,680,788	3,680,788
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	—	1,772,634
Stock dividend distribution	31,240	31	667,358	—	667,389
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(4,365)	—	(4,365)

Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,956,074	4,956,074
Net realized gain (loss) from investments	—	—	—	1,870,089	1,870,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,457,872	1,457,872
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(704,263)	(704,263)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,336,226)	(4,336,226)
Capital Share Transactions:
Proceeds from issuance of common stock	1,371,667	1,371	34,101,012	—	34,102,383
Stock dividend distribution	31,545	32	714,497	—	714,529
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(507,592)	—	(507,592)

Balance at August 31, 2019	9,168,056	$9,168	$240,296,267	$(15,968,868)	$224,336,567

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and six months ended August 31, 2019 and August 31, 2018 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Net increase in net assets resulting from operations	$7,580	$3,143	$15,229	$6,985
Weighted average common shares outstanding	8,333,570	6,915,966	8,041,365	6,597,324
Weighted average earnings per common share	$0.91	$0.45	$1.89	$1.06

Note 12. Dividend

On May 28, 2019, the Company declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record on June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

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

The following table summarizes dividends declared for the six months ended August 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 28, 2019	June 13, 2019	June 27, 2019	$0.55	$4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176

Total dividends declared			$1.09	$8,512

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 30, 2018	June 15, 2018	June 27, 2018	$0.51	$3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$1.01	$6,333

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2019 and August 31, 2018:

Per share data	August 31, 2019	August 31, 2018
Net asset value at beginning of period	$23.62	$22.96
Adoption of ASC 606	—	(0.01)

Net asset value at beginning of period, as adjusted	23.62	22.95
Net investment income(1)	1.07	1.38
Net realized and unrealized gains and losses on investments(1)	0.82	(0.32)

Net increase in net assets resulting from operations	1.89	1.06
Distributions declared from net investment income	(1.09)	(1.01)

Total distributions to stockholders	(1.09)	(1.01)
Issuance of common stock above net asset value(2)	0.05	0.16

Net asset value at end of period	$24.47	$23.16

Net assets at end of period	$224,336,567	$172,658,027
Shares outstanding at end of period	9,168,056	7,453,947
Per share market value at end of period	$25.16	$24.85
Total return based on market value(3)(4)	14.68%	19.04%
Total return based on net asset value(3)(5)	8.80%	5.63%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	10.81%	12.69%
Expenses:
Ratio of operating expenses to average net assets(7)	6.12%	6.90%
Ratio of incentive management fees to average net assets(3)	2.13%	1.23%
Ratio of interest and debt financing expenses to average net assets(7)	7.79%	7.21%

Ratio of total expenses to average net assets(6)	16.04%	15.34%
Portfolio turnover rate(3)(8)	10.97%	10.44%
Asset coverage ratio per unit(9)	2,669	2,509
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	$25.75	$25.81
2025 Notes	$25.80	$25.08

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)

The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date, offset by the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

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

On August 27, 2019, the Company declared a dividend of $0.56 per share payable on September 26, 2019, to common stockholders of record on September 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2019, the Company sold 1,942,786 shares for gross proceeds of $47.1 million at an average price of $24.25 for aggregate net proceeds of $46.5 million (net of transaction costs).

For the three months ended August 31, 2019, the Company sold 1,371,667 shares for gross proceeds of $34.1 million at an average price of $24.86 for aggregate net proceeds of $33.6 million (net of transaction costs).

For the six months ended August 31, 2019, the Company sold 1,448,115 shares for gross proceeds of $35.9 million at an average price of $24.77 for aggregate net proceeds of $35.4 million (net of transaction costs).

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

At August 31, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•

Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

•

An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLOs every quarter.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2019	February 28, 2019
	($ in millions)
Number of investments(1)	66	58
Number of portfolio companies(2)	36	31
Average investment per portfolio company(2)	$12.5	$11.8
Average investment size(1)	$7.0	$6.5
Weighted average maturity(3)	3.5	3.6yrs
Number of industries	8	8
Non-performing or delinquent investments (fair value)	$3.9	$5.7
Fixed rate debt (% of interest earning portfolio)(3)	$56.7(13.6%)	$55.7(16.3%)
Fixed rate debt (weighted average current coupon)(3)	10.4%	10.4%
Floating rate debt (% of interest earning portfolio)(3)	$359.6(86.4%)	$285.0(83.7%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.3%	8.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended August 31, 2019, we invested $92.5 million in new or existing portfolio companies and had $19.0 million in aggregate amount of exits and repayments resulting in net investments of $73.5 million for the period. During the three months ended August 31, 2018, we invested $51.7 million in new or existing portfolio companies and had $1.1 million in aggregate amount of exits and repayments resulting in net investments of $50.6 million for the period.

During the six months ended August 31, 2019, we invested $119.9 million in new or existing portfolio companies and had $45.9 million in aggregate amount of exits and repayments resulting in net investments of $74.0 million for the period. During the six months ended August 31, 2018, we invested $86.9 million in new or existing portfolio companies and had $37.5 million in aggregate amount of exits and repayments resulting in net investments of $49.4 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2019 and February 28, 2019 at fair value was as follows:

	August 31, 2019		February 28, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	62.5%	10.3%	50.5%	10.9%
Second lien term loans	20.5	11.6	31.3	11.7
Unsecured term loans	0.4	0.0	0.5	0.0
Structured finance securities	7.4	14.7	8.8	14.6
Equity interests	9.2	2.6	8.9	3.1

Total	100.0%	10.1%	100.0%	10.7%

At August 31, 2019, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $26.0 million and constituted 5.3% of our portfolio.

This investment constitutes a first loss position in a portfolio that, as of August 31, 2019 and February 28, 2019, was composed of $505.8 million and $510.3 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2019, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2019, $478.9 million or 98.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. At February 28, 2019, $491.0 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.01 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2019 and February 28, 2019 was as follows:

Saratoga Investment Corp.

	August 31, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$412,314	84.7%	$336,061	83.6%
Yellow	2,074	0.4	4,600	1.1
Red	1,869	0.4	6	0.0
N/A(1)	70,623	14.5	61,353	15.3

Total	$486,880	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.6 million as of February 28, 2019 to $1.1 million as of August 31, 2019 was primarily related to the additional quarterly interest accruals reserved on Roscoe Medical, Inc., My Alarm Center, LLC and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at August 31, 2019 and February 28, 2019 was as follows:

Saratoga CLO

	August 31, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$450,270	92.3%	$462,171	92.7%
Yellow	28,628	5.9	28,839	5.8
Red	9,014	1.8	7,379	1.5
N/A(1)	0	0.0	16	0.0

Total	$487,912	100.0%	$498,405	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2019 and February 28, 2019:

Saratoga Investment Corp.

	August 31, 2019		February 28, 2019
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$258,597	53.1%	$252,676	62.8%
Healthcare Services	112,122	23.0	57,342	14.3
Education	72,626	14.9	48,076	12.0
Structured Finance Securities(1)	35,894	7.4	35,328	8.8
Metals	3,126	0.7	2,827	0.7
Food and Beverage	2,074	0.4	2,100	0.5
Consumer Services	2,000	0.4	3,166	0.8
Consumer Products	441	0.1	505	0.1

Total	$486,880	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2019 and February 28, 2019:

Saratoga CLO

	August 31, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$70,635	14.5%	$74,638	15.0%
Healthcare & Pharmaceuticals	39,767	8.2	39,242	7.9
Services: Business	38,090	7.8	36,575	7.3
High Tech Industries	30,558	6.3	38,886	7.8
Telecommunications	28,332	5.8	28,156	5.6
Services: Consumer	27,759	5.7	24,712	5.0
Aerospace & Defense	24,722	5.1	16,836	3.4
Media: Advertising Printing & Publishing	21,038	4.3	31,799	6.4
Beverage Food & Tobacco	20,622	4.2	23,436	4.7
Chemicals Plastics & Rubber	19,385	4.0	15,841	3.2
Retail	18,271	3.7	23,018	4.6
Hotel Gaming & Leisure	18,148	3.7	15,373	3.1
Consumer goods: Non-durable	16,742	3.4	15,528	3.1
Automotive	14,106	2.9	13,373	2.7
Media: Diversified & Production	12,992	2.7	13,086	2.6
Containers Packaging & Glass	12,936	2.7	10,033	2.0
Consumer goods: Durable	10,752	2.2	6,324	1.3
Construction & Building	10,215	2.1	13,293	2.7
Capital Equipment	9,509	1.9	9,638	1.9
Media: Broadcasting & Subscription	9,385	1.9	10,410	2.1
Transportation: Cargo	7,966	1.6	11,137	2.2
Utilities: Oil & Gas	4,446	0.9	2,953	0.6
Energy: Oil & Gas	4,121	0.8	763	0.1
Energy: Electricity	3,495	0.7	5,059	1.0
Forest Products & Paper	3,467	0.7	4,555	0.9
Metals & Mining	3,256	0.7	5,048	1.0
Utilities: Electric	2,873	0.6	2,941	0.6
Transportation: Consumer	1,931	0.4	4,773	1.0
Wholesale	1,891	0.4	—	0.0
Environmental Industries	502	0.1	979	0.2

Total	$487,912	100.0%	$498,405	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2019 and February 28, 2019. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$195,446	40.1%	$130,604	32.5%
Midwest	106,476	21.9	116,388	29.0
Southwest	61,174	12.6	50,236	12.5
West	29,475	6.0	10,777	2.7
Northeast	17,975	3.7	19,061	4.7
Northwest	9,325	1.9	8,636	2.1
Other(1)	67,009	13.8	66,318	16.5

Total	$486,880	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

Results of operations

Operating results for the three and six months ended August 31, 2019 and August 31, 2018 was as follows:

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Total investment income	$13,888	$11,403	$26,639	$21,891
Total operating expenses	8,932	6,258	18,002	12,819

Net investment income	4,956	5,145	8,637	9,072
Net realized gain from investments	1,870	0	1,870	212
Net change in unrealized appreciation (depreciation) on investments	1,458	(2,154)	5,447	(1,511)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(704)	152	(725)	(788)

Net increase in net assets resulting from operations	$7,580	$3,143	$15,229	$6,985

Investment income

The composition of our investment income for three and six months ended August 31, 2019 and August 31, 2018 was as follows:

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
	($ in thousands)
Interest from investments	$11,742	$10,315	$23,345	$19,922
Management fee income	629	364	1,259	749
Incentive fee income	—	147	—	346
Interest from cash and cash equivalents and other income	1,517	577	2,035	874

Total investment income	$13,888	$11,403	$26,639	$21,891

For the three months ended August 31, 2019, total investment income increased $2.5 million, or 21.8% to $13.9 million from $11.4 million for the three months ended August 31, 2018. Interest income from investments increased $1.4 million, or 13.8%, to $11.7 million for the three months ended August 31, 2019 from $10.3 million for the three months ended August 31, 2018. This reflects the partial period impact of the increase of $94.0 million, or 23.9% in total investments at August 31, 2019 from $392.9 million at August 31, 2018. At August 31, 2019, the weighted average current yield on investments was 10.1% compared to 10.8% at August 31, 2018, which offset some of the increase.

For the six months ended August 31, 2019, total investment income increased $4.7 million, or 21.7% to $26.6 million from $21.9 million for the six months ended August 31, 2018. Interest income from investments increased $3.4 million, or 17.2%, to $23.3 million for the six months ended August 31, 2019 from $19.9 million for the six months ended August 31, 2018. This reflects the partial period impact of the increase of $94.0 million, or 23.9% in total investments at August 31, 2019 from $392.9 million at August 31, 2018.

For the three months ended August 31, 2019 and August 31, 2018, total PIK income was $1.2 million and $0.8 million, respectively. For the six months ended August 31, 2019 and August 31, 2018, total PIK income was $2.4 million and $1.6 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generates PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2019, total management fee income increased $0.2 million, or 73.0% to $0.6 million from $0.4 million for the three months ended August 31, 2018. For the six months ended August 31, 2019, total management fee income increased $0.6 million, or 68.1% to $1.3 million from $0.7 million for the six months ended August 31, 2018. This reflects the increase in Saratoga CLO assets being managed by the Company following the third refinancing of the Saratoga CLO.

Following the third refinancing of the Saratoga CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee. For the three and six months ended August 31, 2018, incentive fee income of $0.1 million and $0.3 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2019 and August 31, 2018 was as follows:

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
	($ in thousands)
Interest and debt financing expenses	$3,867	$2,866	$7,731	$5,589
Base management fees	1,997	1,646	3,809	3,178
Incentive management fees	2,086	807	4,199	1,880
Professional fees	385	468	780	1,011
Administrator expenses	519	459	1,019	896
Insurance	64	64	129	128
Directors fees and expenses	98	75	158	171
General and administrative and other expenses	382	215	641	575
Income tax benefit	(466)	(342)	(464)	(609)
Excise tax credit	—	—	—	0

Total operating expenses	$8,932	$6,258	$18,002	$12,819

For the three months ended August 31, 2019, total operating expenses increased $2.7 million, or 42.7% compared to the three months ended August 31, 2018. For the six months ended August 31, 2019, total operating expenses increased $5.2 million, or 40.4% compared to the six months ended August 31, 2018.

For the three months ended August 31, 2019 and August 31, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in average outstanding debt from $224.5 million for the three months ended August 31, 2018 to $288.7 million for the three months ended August 31, 2019.

For the six months ended August 31, 2019 and August 31, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in average outstanding debt from $224.5 million for the six months ended August 31, 2018 to $284.6 million for the six months ended August 31, 2019.

For the three months ended August 31, 2019, the weighted average interest rate on our outstanding indebtedness was 4.73% compared to 4.39% for the three months ended August 31, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate. For both August 31, 2019 and February 28, 2019, the SBA debentures represented 52.7% of overall debt.

For the six months ended August 31, 2019, the weighted average interest rate on our outstanding indebtedness was 4.80% compared to 4.40% for the six months ended August 31, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate. For both August 31, 2019 and February 28, 2019, the SBA debentures represented 52.7% of overall debt.

For the three months ended August 31, 2019, base management fees increased $0.4 million, or 21.4% compared to the three months ended August 31, 2018. The increase in base management fees results from the 21.7% increase in the average value of our total assets, less cash and cash equivalents, from $373.1 million as of August 31, 2018 to $454.2 million as of August 31, 2019. For the six months ended August 31, 2019, base management fees increased $0.6 million, or 19.9% compared to the six months ended August 31, 2018. The increase in base management fees results from the 20.2% increase in the average value of our total assets, less cash and cash equivalents, from $360.3 million for the six months ended August 31, 2018 to $433.1 million for the six months ended August 31, 2019.

For the three months ended August 31, 2019, incentive management fees increased $1.3 million, or 158.2%, compared to the three months ended August 31, 2018. The first part of the incentive management fees increased from $1.2 million for the three months ended August 31, 2018 to $1.4 million for the three months ended August 31, 2019, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from $0.4 million benefit for the three months ended August 31, 2018 to $0.7 million expense for the three months ended August 31, 2019, reflecting net realized gains on investments this period, including the impact of the deferred taxes on unrealized appreciation.

For the six months ended August 31, 2019, incentive management fees increased $2.3 million, or 123.3%, compared to the six months ended August 31, 2018. The first part of the incentive management fees increased from $2.2 million for the six months ended August 31, 2018 to $2.6 million for the six months ended August 31, 2019, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from $0.3 million benefit for the six months ended August 31, 2018 to $1.6 million expense for the six months ended August 31, 2019, reflecting net realized gains on investments this period, including the impact of the deferred taxes on unrealized appreciation.

For the three and six months ended August 31, 2019, professional fees decreased $0.08 million, or 17.8%, and decreased $0.2 million, or 22.9%, respectively, compared to the three and six months ended August 31, 2018. This decrease primarily relates to decreased legal and accounting fees this year, primarily related to the shelf registration statement last year.

For the three and six months ended August 31, 2019, administrator expenses increased $0.06 million, or 13.2%, and increased $0.1 million, or 13.7%, respectively, compared to the three and six months ended August 31, 2018. These increases during the period are primarily attributable to an increase to the cap on the payment or reimbursements of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended August 31, 2019 and August 31, 2018, the average borrowings outstanding under the Credit Facility was $0.3 million and $0.0 million, respectively. For the three months ended August 31, 2019 and August 31, 2018, the average borrowings outstanding of SBA debentures was $150.0 million and $146.3 million, respectively. For the three months ended August 31, 2019 and August 31, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 3.18%, respectively. During the three months ended August 31, 2019 and August 31, 2018, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $1.8 million, respectively. During the three months ended August 31, 2019 and August 31, 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the six months ended August 31, 2019 and August 31, 2018, the average borrowings outstanding under the Credit Facility was $0.2 million and $0.0 million, respectively. For the six months ended August 31, 2019 and August 31, 2018, the average borrowings outstanding of SBA debentures was $150.0 million and $142.0 million, respectively. For the six months ended August 31, 2019 and August 31, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 3.17%, respectively. During the six months ended August 31, 2019 and August 31, 2018, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $0.9 million, respectively. During the six months ended August 31, 2019 and August 31, 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the three months ended August 31, 2019 and August 31, 2018, there were income tax benefits of $0.5 million and $0.3 million, respectively. For the six months ended August 31, 2019 and August 31, 2018, there were income tax benefits of $0.5 million and $0.6 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2019, the Company had $19.0 million of sales, repayments, exits or restructurings resulting in $1.9 million of net realized gains. For the six months ended August 31, 2019, the Company had $45.9 million of sales, repayments, exits or restructurings resulting in $1.9 million of net realized gains. The most significant realized gains and losses during the six months ended August 31, 2019 were as follows (dollars in thousands):

Six Months ended August 31, 2019
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Censis Technologies, Inc.	Equity Interests	$1,559	$999	$560
Fancy Chap, Inc.	First Lien Term Loan	6,000	5,940	60
Fancy Chap, Inc.	Equity Interests	2,175	925	1,250

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended August 31, 2019, our investments had a net change in unrealized appreciation of $1.5 million versus a net change in unrealized depreciation of $2.2 million for the three months ended August 31, 2018. For the six months ended August 31, 2019, our investments had a net change in unrealized appreciation of $5.4 million versus a net change in unrealized depreciation of $1.5 million for the six months ended August 31, 2018. The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2019 were the following (dollars in thousands):

Six Months ended August 31, 2019
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation
Censis Technologies, Inc.	Equity Interests	$—	$4,262	$4,262	$2,874
Easy Ice, LLC	Equity Interests	10,177	15,421	5,244	1,571
Netreo Holdings, LLC	Equity Interests	3,150	6,641	3,491	1,462

The $2.9 million net change in unrealized appreciation in our investment in Censis Technologies, Inc. was driven by continued outperformance of the business as well as the completion of a strategic acquisition.

The $1.6 million net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by a continued increase in the scale and earnings of the business.

The $1.5 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by a continued increase in the scale and earnings of the business.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2019 and August 31, 2018, we recorded a net increase in net assets resulting from operations of $7.6 million and $3.1 million, respectively. Based on 8,333,570 weighted average common shares outstanding during the three month period ending August 31, 2019, our per share net increase in net assets resulting from operations was $0.91 for the three months ended August 31, 2019. This compares to a per share net increase in net assets resulting from operations of $0.45 for the three months ended August 31, 2018 based on 6,915,966 weighted average common shares outstanding for the three months ended August 31, 2018.

For the six months ended August 31, 2019 and August 31, 2018, we recorded a net increase in net assets resulting from operations of $15.2 million and $7.0 million, respectively. Based on 8,041,365 weighted average common shares outstanding during the six month period ending August 31, 2019, our per share net increase in net assets resulting from operations was $1.89 for the six months ended August 31, 2019. This compares to a per share net increase in net assets resulting from operations of $1.06 for the six months ended August 31, 2018 based on 6,597,324 weighted average common shares outstanding for the six months ended August 31, 2018.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 266.9% as of August 31, 2019 and 234.5% as of February 28, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of August 31, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2019 and February 28, 2019 was $40.2 million and $30.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 266.9% as of August 31, 2019 and 234.5% as of February 28, 2019.

SBA-guaranteed debentures

In addition, we, through two wholly-owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, on March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and on August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP, also received a license. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC licenses allows our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. As of August 31, 2019, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding and our SBIC II subsidiary had $15.8 million in regulatory capital and $0.0 million SBA-guaranteed debentures outstanding.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $150.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

At August 31, 2019, the total 2023 Notes and 2025 Notes outstanding was $74.5 million and $60.0 million, respectively.

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

At August 31, 2019 and February 28, 2019, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2019		February 28, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$2,847	0.6%	$30,799	6.6%
Cash and cash equivalents, reserve accounts	21,272	4.2	31,295	6.7
First lien term loans	304,259	59.5	202,846	43.7
Second lien term loans	100,030	19.6	125,786	27.1
Unsecured term loans	2,074	0.4	2,100	0.5
Structured finance securities	35,894	7.0	35,328	7.6
Equity interests	44,623	8.7	35,960	7.8

Total	$510,999	100.0%	$464,114	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2019, the Company sold 1,942,786 shares for gross proceeds of $47.1 million at an average price of $24.25 for aggregate net proceeds of $46.5 million (net of transaction costs).

For the three months ended August 31, 2019, the Company sold 1,371,667 shares for gross proceeds of $34.1 million at an average price of $24.86 for aggregate net proceeds of $33.6 million (net of transaction costs).

For the six months ended August 31, 2019, the Company sold 1,448,115 shares for gross proceeds of $35.9 million at an average price of $24.77 for aggregate net proceeds of $35.4 million (net of transaction costs).

On September 24, 2014, we announced the approval of an open market share repurchase plan that allows it to repurchase up to 200,000 shares of our common stock at prices below our NAV as reported in its then most recently published consolidated financial statements, which was subsequently increased to 400,000 shares of our common stock. On October 5, 2016, our board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares we are permitted to repurchase at prices below our NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of our common stock. On October 10, 2017 and January 8, 2019, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018 and January 15, 2020, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of August 31, 2019, we purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On August 27, 2019, the Company declared a dividend of $0.56 per share payable on September 26, 2019, to common stockholders of record on September 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

On May 28, 2019, our board of directors declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record as of June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

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

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Contractual obligations

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-Term Debt Obligations
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	64,000	86,000
2023 Notes	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$138,451	$146,000

Off-balance sheet arrangements

As of August 31, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $26.0 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	August 31, 2019	February 28, 2019
At Company’s discretion
Omatic Software, LLC	$1,000	$1,000
inMotionNow, Inc.	3,000	—
PDDS Buyer, LLC	5,000	—
Top Gun Pressure Washing, LLC	5,000	—

	14,000	1,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Destiny Solutions, Inc.	1,500	1,500
Fancy Chap, Inc.	—	—
GDS Holdings US, Inc.	—	1,000
Hema Terra Holding Company, LLC	4,000	—
inMotionNow, Inc.	2,000	—

	12,000	3,500

Total	$26,000	$4,500

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At August 31, 2019, there were no borrowings outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $3.3 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $2.4 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(2,362)	$—	$(2,362)	$(0.29)
-50	(1,308)	—	(1,308)	(0.16)
-25	(677)	—	(677)	(0.08)
25	694	—	694	0.09
50	1,496	—	1,496	0.19
100	3,292	—	3,292	0.41
200	6,895	—	6,895	0.86
300	10,498	—	10,498	1.31
400	14,101	—	14,101	1.75

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

(b)

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended August 31, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No. 7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; Saratoga Investment Corp. SBIC II LP— Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: October 9, 2019	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer
	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer