Form 10-Q
period 2019-11-30
SARATOGA INVESTMENT CORP.
filed 2020-01-08
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2019

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

The number of outstanding common shares of the registrant as of January 7, 2020 was 11,181,863.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $377,733,313 and $307,136,188, respectively)	$375,544,979	$306,511,427
Affiliate investments (amortized cost of $23,949,601 and $18,514,716, respectively)	17,757,919	11,463,081
Control investments (amortized cost of $80,333,567 and $76,265,189, respectively)	93,728,061	84,045,212

Total investments at fair value (amortized cost of $482,016,481 and $401,916,093, respectively)	487,030,959	402,019,720
Cash and cash equivalents	51,646,844	30,799,068
Cash and cash equivalents, reserve accounts	29,465,785	31,295,326
Interest receivable (net of reserve of $1,322,308 and $647,210, respectively)	4,755,846	3,746,604
Due from affiliate (See Note 6)	—	1,673,747
Management and incentive fee receivable	286,720	542,094
Other assets	563,991	595,543
Receivable for shares sold	1,157,493	—

Total assets	$574,907,638	$470,672,102

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(535,641)	(605,189)
SBA debentures payable	150,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,710,922)	(2,396,931)
2023 Notes payable	74,450,500	74,450,500
Deferred debt financing costs, 2023 notes payable	(1,620,699)	(1,919,620)
2025 Notes payable	60,000,000	60,000,000
Deferred debt financing costs, 2025 notes payable	(2,139,398)	(2,377,551)
Base management and incentive fees payable	10,475,895	6,684,785
Deferred tax liability	1,061,640	739,716
Accounts payable and accrued expenses	1,453,345	1,615,443
Interest and debt fees payable	1,910,397	3,224,671
Directors fees payable	1,500	62,000
Due to manager	380,671	319,091

Total liabilities	$292,727,288	$289,796,915

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 11,154,998 and 7,657,156 common shares issued and outstanding, respectively	$11,155	$7,657
Capital in excess of par value	289,744,224	203,552,800
Total distributable earnings (loss)	(7,575,029)	(22,685,270)

Total net assets	282,180,350	180,875,187

Total liabilities and net assets	$574,907,638	$470,672,102

NET ASSET VALUE PER SHARE	$25.30	$23.62

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$9,749,294	$9,248,664	$26,862,643	$24,701,303
Affiliate investments	356,958	239,781	873,816	720,738
Control investments	1,300,923	941,942	4,627,395	3,340,180
Payment-in-kind interest income:
Non-control/Non-affiliate investments	198,984	260,440	530,728	621,462
Affiliate investments	42,397	41,269	123,812	110,898
Control investments	1,250,824	1,112,135	3,226,060	2,271,359

Total interest from investments	12,899,380	11,844,231	36,244,454	31,765,940
Interest from cash and cash equivalents	119,539	13,657	316,691	41,405
Management fee income	629,671	380,765	1,888,932	1,129,921
Incentive fee income	—	147,602	—	493,846
Other income	547,165	446,758	2,385,075	1,292,693

Total investment income	14,195,755	12,833,013	40,835,152	34,723,805

OPERATING EXPENSES
Interest and debt financing expenses	3,896,968	3,613,531	11,628,266	9,202,737
Base management fees	2,146,214	1,849,220	5,955,623	5,027,341
Incentive management fees	3,102,139	923,651	7,300,794	2,803,784
Professional fees	401,010	407,422	1,181,010	1,418,472
Administrator expenses	556,250	500,000	1,575,000	1,395,833
Insurance	63,936	62,197	193,174	189,916
Directors fees and expenses	60,000	60,000	217,500	230,500
General & administrative	395,024	354,029	1,036,498	908,174
Income tax benefit	(1,001,089)	(75,978)	(1,464,878)	(684,520)
Excise tax credit	—	—	—	(270)
Other expense	—	—	—	21,021

Total operating expenses	9,620,452	7,694,072	27,622,987	20,512,988

NET INVESTMENT INCOME	4,575,303	5,138,941	13,212,165	14,210,817

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	10,739,678	(67,164)	12,609,767	145,007

Net realized gain (loss) from investments	10,739,678	(67,164)	12,609,767	145,007
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(4,322,305)	(1,645,666)	(1,563,573)	(2,428,123)
Affiliate investments	(41,295)	206,064	859,953	(1,125,240)
Control investments	3,827,449	408,489	5,614,471	1,010,934

Net change in unrealized appreciation (depreciation) on investments	(536,151)	(1,031,113)	4,910,851	(2,542,429)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,061,608)	(371,581)	(1,786,801)	(1,159,581)

Net realized and unrealized gain (loss) on investments	9,141,919	(1,469,858)	15,733,817	(3,557,003)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,717,222	$3,669,083	$28,945,982	$10,653,814

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.37	$0.49	$3.33	$1.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,036,086	7,480,134	8,702,190	6,887,544

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2019

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—133.1% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.91% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,943,620	$17,546,400	6.2%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.91% Cash, 9/21/2021	10/1/2018	$1,500,000	1,490,899	1,462,200	0.5%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	863,098	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.91% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,722,196	13,696,502	13,722,196	4.9%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.91% Cash/2.00% PIK, 3/31/2022	3/31/2017	$16,953,208	16,845,952	16,953,208	6.0%
CoConstruct, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,160,120	4,158,000	1.5%
CoConstruct, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$—	—	—	0.0%
Davisware, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,970,557	2,970,000	1.0%
Davisware, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$—	—	—	0.0%
Destiny Solutions Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,666,525	35,640,000	12.6%
Destiny Solutions Inc. (h), (i)	Business Services	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,784,182	1.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.41% Cash, 1/23/2020	12/28/2012	$3,300,000	3,299,991	3,300,000	1.2%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	485,289	0.2%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 13.41% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,008,892	15,940,695	16,008,892	5.7%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.70% Cash, 11/16/2023	5/16/2018	$23,000,000	22,858,846	23,000,000	8.1%
GDS Holdings US, Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.91% Cash, 8/23/2023	8/23/2018	$7,500,000	7,441,214	7,495,500	2.6%
GDS Holdings US, Inc. (d), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.91% Cash, 8/23/2023	8/23/2018	$1,000,000	990,384	999,400	0.4%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	349,092	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	720,398	0.3%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 11.15% Cash, 3/31/2021	8/25/2014	$15,461,250	15,419,036	15,450,427	5.5%
inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,088,502	12,195,120	4.3%
inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$—	—	—	0.0%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,914,500	5.3%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,954,732	8,954,100	3.2%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.91% Cash, 5/29/2023	5/29/2018	$5,500,000	5,457,178	5,526,950	1.9%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.91% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.66% Cash, 7/5/2023	7/5/2018	$5,000,000	4,958,735	5,028,000	1.8%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	1,739,546	0.6%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$8,120,756	8,120,103	8,201,964	2.9%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,492,010	0.9%

		Total Business Services			217,754,671	222,960,472	79.0%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	403,875	0.1%

		Total Consumer Products			1,589,630	403,875	0.1%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	655,987	1,997,158	0.7%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,810,746	1,997,158	0.7%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 8.91% Cash, 5/31/2020	5/31/2017	$16,000,000	15,967,799	16,000,000	5.7%
EMS LINQ, Inc.	Education	First Lien Term Loan (1M USD LIBOR+8.50%), 10.20% Cash, 8/9/2024	8/9/2019	$14,962,500	14,811,797	14,808,386	5.3%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 10.33% Cash, 9/13/2023	9/13/2018	$21,285,674	21,132,402	21,219,689	7.5%
M/C Acquisition Corp., L.L.C. (h)	Education	Class A Common Stock	6/22/2009	544,761	30,241	—	0.0%
M/C Acquisition Corp., L.L.C. (k)	Education	First Lien Term Loan 1.00% Cash, 3/31/2020	8/10/2004	$2,315,090	1,189,177	6,260	0.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	690,867	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	12/2/2015	$19,710,600	19,523,221	19,704,687	7.0%

		Total Education			73,404,637	72,429,889	25.7%

TMAC Acquisition Co., LLC (h), (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,216,427	2,216,427	2,073,024	0.7%

		Total Food and Beverage			2,216,427	2,073,024	0.7%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	474,071	0.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.91% Cash, 6/19/2023	6/19/2018	$10,000,000	9,932,342	9,984,000	3.5%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.91% Cash, 6/19/2023	6/19/2018	$3,000,000	2,976,012	2,995,200	1.1%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 9.41% Cash, 1/31/2022	1/31/2017	$15,000,000	14,918,932	14,983,500	5.3%
HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,942,014	6,049,800	2.1%
HemaTerra Holding Company, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,907,821	10,083,000	3.6%
TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,000,000	0.7%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	528,000	0.2%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,271,152	7,300,000	2.6%
PDDS Buyer, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,884,014	11,880,000	4.2%
PDDS Buyer, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	1,887,060	0.7%

		Total Healthcare Services			70,440,364	68,164,631	24.2%

Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,178,609	7,177,500	2.6%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$—	—	—	0.0%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	338,430	0.1%

		Total Property Management			7,516,838	7,515,930	2.7%

Sub Total Non-control/Non-affiliate investments					377,733,313	375,544,979	133.1%

Affiliate investments—6.3% (b)
Top Gun Pressure Washing, LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,951,267	4,992,000	1.8%
Top Gun Pressure Washing, LLC (f), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$—	—	—	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Business Services	Preferred Equity	8//12/2019	350,000	350,000	350,000	0.1%
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 12.91% Cash, 11/16/2021	11/17/2016	$7,000,000	6,967,260	7,000,000	2.5%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	2,231,673	0.8%

		Total Business Services			13,118,527	14,573,673	5.2%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	2,038,200	0.7%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,146,046	1,146,046	1,146,046	0.4%

		Total Metals			10,831,074	3,184,246	1.1%

Sub Total Affiliate investments					23,949,601	17,757,919	6.3%

Control investments—33.2% (b)
Easy Ice, LLC (g)	Business Services	Preferred Equity 10.00% PIK	2/3/2017	5,080,000	10,436,671	19,428,398	6.9%
Easy Ice, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	3/29/2013	$23,279,165	23,215,894	23,642,320	8.4%
Easy Ice Masters, LLC (d), (g)	Business Services	Second Lien Term Loan 7.03% Cash/5.97% PIK, 2/28/2023	10/31/2018	$4,180,484	4,169,121	4,245,700	1.5%
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,136,437	5,094,308	5,239,166	1.8%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,865,992	2.4%

		Total Business Services			46,065,994	59,421,576	21.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 16.28%, 1/20/2030	1/22/2008	$69,500,000	24,267,573	24,496,985	8.7%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.66%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,452,000	0.9%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.91%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,357,500	2.6%

		Total Structured Finance Securities			34,267,573	34,306,485	12.2%

Sub Total Control investments					80,333,567	93,728,061	33.2%

TOTAL INVESTMENTS—172.6% (b)					$482,016,481	$487,030,959	172.6%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—28.7% (b)
U.S. Bank Money Market (l)	81,112,629	$81,112,629	$81,112,629	28.7%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	81,112,629	$81,112,629	$81,112,629	28.7%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of November 30, 2019, non-qualifying assets represent 11.4% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets. (b) Percentages are based on net assets of $282,180,350 as of November 30, 2019. (c) Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements). (d) These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements). (e) This investment does not have a stated interest rate that is payable thereon. As a result, the 16.28% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment. (f) As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the nine months ended November 30, 2019 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$726,091	$—	$—	$585,220
Elyria Foundry Company, L.L.C.	—	—	123,812	—	—	234,000
Top Gun Pressure Washing, LLC	4,950,000	—	147,725	—	—	40,733
TG Pressure Washing Holdings, LLC	350,000	—	—	—	—	—

Total	$5,300,000	$—	$997,628	$—	$—	$859,953

(g)

As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the nine months ended November 30, 2019 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$—	$2,894,007	$—	$—	5,601,543
Easy Ice Masters, LLC	—	—	382,067	—	—	25,143
Netreo Holdings, LLC	—	—	432,724	—	—	1,759,983
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	3,219,531	1,888,932	—	(1,647,698)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	213,378	—	—	(31,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	711,748	—	—	(93,000)

Total	$—	$—	$7,853,455	$1,888,932	$—	5,614,471

(h)	Non-income producing at November 30, 2019.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2019. (see Note 8 to the consolidated financial statements).
(k)

As of November 30, 2019, the investment was on non-accrual status. The fair value of these investments was approximately $4.0 million, which represented 0.8% of the Company's portfolio (see Note 2 to the consolidated financial statements).

(l)

Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company's consolidated statements of assets and liabilities as of November 30, 2019. LIBOR—London Interbank Offered Rate 1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2019 was 1.70%. 3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2019 was 1.91%. PIK—Payment-in-Kind (see Note 2 to the consolidated financial statements).

1M USD LIBOR - The 1 month USD LIBOR rate as of November 30, 2019 was 1.70%.

3M USD LIBOR - The 3 month USD LIBOR rate as of November 30, 2019 was 1.91%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

(See accompanying notes to the consolidated financial statements)

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

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2019	November 30, 2018
INCREASE FROM OPERATIONS:
Net investment income	$13,212,165	$14,210,817
Net realized gain from investments	12,609,767	145,007
Net change in unrealized appreciation (depreciation) on investments	4,910,851	(2,542,429)
Net change in provision for deferred taxes on unrealized appreciation on investments	(1,786,801)	(1,159,581)

Net increase in net assets resulting from operations	28,945,982	10,653,814

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(13,835,741)	(10,208,577)

Net decrease in net assets from shareholder distributions	(13,835,741)	(10,208,577)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	85,228,325	28,991,238
Stock dividend distribution	2,188,811	1,594,506
Offering costs	(1,222,214)	(1,387,957)

Net increase in net assets from capital share transactions	86,194,922	29,197,787

Total increase in net assets	101,305,163	29,643,024
Net assets at beginning of period, as previously reported	180,875,187	143,691,367
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)

Net assets at beginning of period, as adjusted	180,875,187	143,626,067

Net assets at end of period	$282,180,350	$173,269,091

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2019	November 30, 2018
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,945,982	$10,653,814
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(3,082,715)	(2,914,989)
Net accretion of discount on investments	(888,292)	(793,588)
Amortization of deferred debt financing costs	1,037,764	820,836
Net deferred income taxes	—	(684,520)
Net realized gain from investments	(12,609,767)	(145,007)
Net change in unrealized (appreciation) depreciation on investments	(4,910,851)	2,542,429
Net change in provision for deferred taxes on unrealized appreciation on investments	1,786,801	1,159,581
Proceeds from sales and repayments of investments	97,152,448	60,854,504
Purchases of investments	(160,672,062)	(160,661,533)
(Increase) decrease in operating assets:
Interest receivable	(1,009,242)	(1,654,449)
Due from affiliate	1,673,747	—
Management and incentive fee receivable	255,374	65,806
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)
Other assets	826	(155,841)
Deferred tax asset	(1,464,878)	—
Receivable from unsettled trades	—	(6,463)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	3,791,110	30,718
Accounts payable and accrued expenses	(162,098)	569,632
Interest and debt fees payable	(1,314,274)	(314,276)
Directors fees payable	(60,500)	(41,500)
Due to manager	61,580	(27,276)

NET CASH USED IN OPERATING ACTIVITIES	(51,469,047)	(90,767,422)

Financing activities
Borrowings on debt	20,200,000	45,590,000
Paydowns on debt	(20,200,000)	(21,500,000)
Issuance of notes	—	40,000,000
Payments of deferred debt financing costs	(745,133)	(1,940,910)
Proceeds from issuance of common stock	84,064,237	28,991,238
Payments of cash dividends	(11,646,930)	(8,614,071)
Payments of offering costs	(1,184,892)	(1,293,382)

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,487,282	81,232,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	19,018,235	(9,534,547)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	62,094,394	13,777,491

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$81,112,629	$4,242,944

Supplemental information:
Interest paid during the period	$11,904,776	$8,696,177
Cash paid for taxes	18,153	61,569
Supplemental non-cash information:
Payment-in-kind interest income	$3,082,715	$2,914,989
Net accretion of discount on investments	888,292	793,588
Amortization of deferred debt financing costs	1,037,764	820,836
Stock dividend distribution	2,188,811	1,594,506

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA- MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the nine months ended November 30, 2019.

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

As of November 30, 2019, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2019	November 30, 2018
Cash and cash equivalents	$51,646,844	$322,116
Cash and cash equivalents, reserve accounts	29,465,785	3,920,828

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$81,112,629	$4,242,944

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

Investment Transactions and Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts over the life of the investment and amortization of premiums on investments up to the earliest call date.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $4.0 million, or 0.8% of the fair value of our portfolio. At February 28, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.7 million, or 1.4% of the fair value of our portfolio.

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

In conjunction with the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”) on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. Prior to the refinancing, the Company reported $0.1 million and $0.5 million in incentive fees from the Saratoga CLO for the three and nine months ended November 30, 2018, respectively, and is reported as incentive fee income on the Company’s consolidated statement of operations.

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

Without the adoption of ASC 606, there was no impact to either the consolidated statements of assets and liabilities as of November 30, 2019 and February 28, 2019 or the consolidated statement of operations for the three and nine months ended November 30, 2019.

For the three and nine months ended November 30, 2018, the impact on the consolidated statement of operations without the adoption of ASC 606 is shown in the tables below:

Consolidated Statement of Operations

	For the three months ended November 30, 2018			For the nine months ended November 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
Incentive fee income	$147,602	$(1,382)	$146,220	$493,846	$3,581	$497,427
Total investment income	12,833,013	(1,382)	12,831,631	34,723,805	3,581	34,727,386
NET INVESTMENT INCOME	5,138,941	(1,382)	5,137,559	14,210,817	3,581	14,214,398
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	3,669,083	(1,382)	3,667,701	10,653,814	3,581	10,657,395
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.49	$—	$0.49	$1.55	$—	$1.55

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2019, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2016, 2017 and 2018 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2019 and February 28, 2019, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2019 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$302,773	$302,773
Second lien term loans	—	—	101,099	101,099
Unsecured term loans	—	—	2,073	2,073
Structured finance securities	—	—	34,306	34,306
Equity interests	—	—	46,780	46,780

Total	$—	$—	$487,031	$487,031

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2019 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	488	2,716	—	751	(872)	3,083
Net accretion of discount on investments	641	247	—	—	—	888
Net change in unrealized appreciation (depreciation) on investments	(672)	350	(27)	(1,773)	7,033	4,911
Purchases	155,588	—	—	—	5,084	160,672
Sales and repayments	(56,178)	(28,000)	—	—	(12,975)	(97,153)
Net realized gain (loss) from investments	60	—	—	—	12,550	12,610

Balance as of November 30, 2019	$302,773	$101,099	$2,073	$34,306	$46,780	$487,031

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(558)	$196	$(27)	$(1,773)	$8,422	$6,260

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2019.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2018 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Payment-in-kind and other adjustments to cost	—	413	1,739	—	—	763	2,915
Net accretion of discount on investments	73	498	223	—	—	—	794
Net change in unrealized appreciation (depreciation) on investments	(73)	(1,082)	(1,404)	(135)	(1,287)	1,439	(2,542)
Purchases	—	83,871	47,844	22,216	275	6,455	160,661
Sales and repayments	(4,106)	(42,701)	(14,000)	—	(48)	—	(60,855)
Net realized gain from investments	—	145	—	—	—	—	145

Balance as of November 30, 2018	$—	$238,503	$129,477	$22,081	$15,314	$38,437	$443,812

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$—	$(1,154)	$(1,312)	$(135)	$(1,287)	$1,439	$(2,449)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$302,773	Market Comparables	Market Yield (%)	8.0% - 12.9%	10.2%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	101,099	Market Comparables	Market Yield (%)	9.7% - 83.7%	12.9%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,073	Market Comparables	Market Yield (%)	20.8%	20.8%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	34,306	Discounted Cash Flow	Discount Rate (%)	9.75% - 18.0%	15.9%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	46,780	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	7.2x
			Revenue Multiples (x)	0.6x - 43.2x	7.5x

Total	$487,031

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$302,926	62.8%	$302,773	62.2%
Second lien term loans	102,756	21.3	101,099	20.8
Unsecured term loans	2,216	0.5	2,073	0.4
Structured finance securities	34,268	7.1	34,306	7.0
Equity interests	39,850	8.3	46,780	9.6

Total	$482,016	100.0%	$487,031	100.0%

The composition of our investments as of February 28, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$202,328	50.3%	$202,846	50.5%
Second lien term loans	127,793	31.8	125,786	31.3
Unsecured term loans	2,217	0.6	2,100	0.5
Structured finance securities	33,516	8.3	35,328	8.8
Equity interests	36,062	9.0	35,960	8.9

Total	$401,916	100.0%	$402,020	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2019. The inputs at November 30, 2019 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 18.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+370bps / $99.50

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

For the three months ended November 30, 2019 and November 30, 2018, we accrued management fee income of $0.6 million and $0.4 million, respectively, and interest income of $1.0 million and $0.5 million, respectively, from the Saratoga CLO. For the three months ended November 30, 2018, we accrued $0.1 million related to the incentive management fee from Saratoga CLO.

For the nine months ended November 30, 2019 and November 30, 2018, we accrued management fee income of $1.9 million and $1.1 million, respectively, and interest income of $3.2 million and $2.0 million, respectively, from the Saratoga CLO. For the nine months ended November 30, 2018, we accrued $0.5 million related to the incentive management fee from Saratoga CLO.

As of November 30, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $24.5 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2019, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.4 million, respectively. As of November 30, 2019, Saratoga CLO had investments with a principal balance of $510.9 million and a weighted average spread over LIBOR of 4.08% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.0%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2019, the present value of the projected future cash flows of the subordinated notes was approximately $24.9 million, using a 18.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $58.7 million, management fees of $21.5 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2019 (unaudited) and February 28, 2019 and for the three and nine months ended November 30, 2019 (unaudited) and November 30, 2018 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2019	February 28, 2019
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $505,796,917 and $506,145,483, respectively)	$485,195,070	$498,389,369
Equities at fair value (amortized cost of $2,566,752 and $3,531,218, respectively)	151	15,691

Total investments at fair value (amortized cost of $508,363,669 and $509,676,701, respectively)	485,195,221	498,405,060
Cash and cash equivalents	18,983,511	18,495,653
Receivable from open trades	4,326,089	7,855,309
Interest receivable (net of reserve of $488,210 and $168,443, respectively)	1,560,238	2,104,495

Total assets	$510,065,059	$526,860,517

LIABILITIES
Interest payable	$2,259,612	$4,963,472
Payable from open trades	26,007,050	26,232,247
Accrued base management fee	57,344	108,419
Accrued subordinated management fee	229,376	433,675
Due to affiliate	—	1,673,747
Accounts payable and accrued expenses	95,650	1,221,110
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(544,026)	(585,059)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(989,967)	(1,064,636)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,295,245)	(2,465,897)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(23,485,495)	(25,256,892)

Total liabilities	$540,834,299	$544,760,186

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(30,769,490)	(17,899,919)

Total net assets (deficit)	(30,769,240)	(17,899,669)

Total liabilities and net assets	$510,065,059	$526,860,517

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
INVESTMENT INCOME
Interest from investments	$8,052,668	$5,797,031	$24,560,867	$15,686,270
Interest from cash and cash equivalents	39,788	4,502	73,591	12,591
Other income	54,333	182,243	235,301	355,414

Total investment income	8,146,789	5,983,776	24,869,759	16,054,275

EXPENSES
Interest and debt financing expenses	8,136,345	4,826,166	21,303,661	12,926,780
Base management fee	125,934	76,153	377,786	225,984
Subordinated management fee	503,737	304,612	1,511,146	903,937
Incentive fees	—	146,220	—	497,427
Professional fees	37,967	136,219	250,679	249,665
Trustee expenses	56,810	15,396	194,825	76,092
Miscellaneous fee expense	(1,606)	6,885	42,128	36,692

Total expenses	8,859,187	5,511,651	23,680,225	14,916,577

NET INVESTMENT INCOME (LOSS)	(712,398)	472,125	1,189,534	1,137,698

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	—	11,948	(2,162,298)	(1,143,744)
Net change in unrealized appreciation (depreciation) on investments	(7,516,752)	(4,467,273)	(11,896,807)	(5,017,702)

Net realized and unrealized gain (loss) on investments	(7,516,752)	(4,455,325)	(14,059,105)	(6,161,446)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,229,150)	$(3,983,200)	$(12,869,571)	$(5,023,748)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2019

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	1,897,538	$1,897,538	$17
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	6,692	669,214	134
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	11/19/2026	$500,000	498,750	499,750
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.20%	5/30/2025	2,967,462	2,956,896	2,192,213
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.89%	6/15/2023	2,087,306	2,066,066	1,967,286
Acosta Inc. (a)	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	Prime+	0.00%	0.00%	4.75%	9/27/2021	1,905,425	1,900,726	336,422
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	4/30/2025	1,975,000	1,966,906	1,952,781
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	7/23/2021	2,377,387	2,376,188	2,238,310
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	7/23/2021	491,206	486,073	461,940
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.41%	5/9/2025	3,960,000	3,928,328	3,766,950
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	1/5/2026	497,500	497,503	496,256
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.45%	7/30/2021	2,897,051	2,893,850	2,513,192
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.70%	3/11/2024	487,500	487,500	382,995
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.91%	8/15/2025	2,437,500	2,426,780	2,291,250
Albertson’s LLC	Retail	Term Loan B7 (08/19)	Loan	1M USD LIBOR+	2.75%	0.75%	4.45%	11/17/2025	1,572,385	1,565,059	1,582,778
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.20%	10/10/2025	1,962,500	1,936,691	1,929,393
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	8/1/2025	495,000	493,961	496,237
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.20%	8/19/2021	3,607,276	3,602,472	3,607,276
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	3M USD LIBOR+	6.50%	1.00%	8.41%	8/30/2023	2,885,693	2,828,522	2,755,837
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	4/3/2024	1,454,005	1,445,993	1,377,670
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.70%	10/1/2025	1,805,969	1,801,994	1,800,894
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.16%	3/24/2023	992,500	983,902	977,613
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.20%	4/5/2024	4,944,799	4,941,922	4,774,846
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	6/30/2022	3,936,046	3,925,777	3,827,805
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	2/28/2025	3,471,143	3,432,963	3,228,163
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	8/11/2025	990,000	985,752	805,197
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	4.45%	12/7/2023	486,306	484,707	336,310
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	10/1/2026	1,000,000	995,052	1,004,380
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	3/20/2024	3,350,967	3,331,589	3,163,883
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	10/1/2025	1,985,000	1,980,601	1,877,076
Arnott’s Biscuits Limited	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.91%	10/16/2026	1,000,000	990,000	998,130
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	7/31/2024	490,022	488,249	483,284
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	5.16%	11/14/2025	1,237,500	1,235,491	1,243,688
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	12/24/2021	1,394,701	1,388,193	1,393,390
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	8/4/2022	1,882,889	1,877,550	1,886,033
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	11/3/2023	494,068	490,915	494,607
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	6.41%	2/11/2026	1,990,000	1,953,563	1,986,020
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	12/16/2024	3,169,156	3,137,037	3,010,698
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.91%	1/30/2026	3,485,000	3,425,613	3,412,407
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	10/10/2026	250,000	248,767	251,458
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	6.41%	7/31/2025	3,954,950	3,937,748	3,355,103
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	6/2/2025	25,765	25,677	25,872
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan U	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	7/1/2026	4,987,500	4,975,486	5,007,749
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	6M USD LIBOR+	3.75%	1.00%	5.64%	4/12/2023	3,462,525	3,459,415	3,461,452
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	1M USD LIBOR+	3.00%	1.00%	4.70%	5/22/2024	956,667	954,009	957,862
Bombardier Recreational Products Inc.	Consumer goods: Durable	Incremental Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	5/23/2025	997,500	987,909	998,498
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	10/2/2025	2,481,250	2,459,852	2,382,000
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.16%	9/5/2025	990,000	985,761	972,675
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	11/8/2023	1,027,255	1,025,361	1,025,971
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	5.20%	8/1/2025	498,744	497,531	499,058
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	11/2/2026	1,000,000	995,080	1,007,500
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	7.95%	11/18/2024	3,000,000	2,880,000	2,917,500
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	1/30/2026	2,186,667	2,184,527	2,190,778
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.20%	2/12/2025	981,250	970,154	978,797
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	1/2/2026	699,375	686,170	705,495
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	4.66%	6/16/2023	931,691	929,520	932,045
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	8.66%	7/31/2023	2,266,211	2,229,942	2,246,382
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.20%	2/28/2021	2,369,831	2,362,759	2,297,266
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	12/20/2023	1,458,750	1,449,364	1,152,413
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	7.41%	10/1/2025	2,481,250	2,459,195	2,378,898
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.95%	6/7/2023	1,451,208	1,438,133	1,326,448
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	1/31/2025	3,939,924	3,919,349	3,939,373
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.20%	2/27/2026	995,000	993,778	998,731
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.20%	4/30/2026	1,500,000	1,485,484	1,499,070
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	12/20/2024	1,938,014	1,933,301	1,936,405
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.70%	8/22/2025	496,250	495,170	498,111
Concentra Inc.	Healthcare & Pharmaceuticals	Term Loan B-1	Loan	6M USD LIBOR+	2.50%	0.00%	4.39%	6/1/2022	250,000	248,839	249,895
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1W USD LIBOR+	5.50%	1.00%	7.03%	9/6/2024	1,189,720	1,134,822	1,102,573
Connect US Finco LLC	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	6.41%	9/23/2026	2,000,000	1,960,000	1,991,260
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	8/11/2022	2,414,796	2,409,385	2,399,703
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.70%	10/5/2023	1,479,196	1,467,949	1,364,100
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	6/2/2025	987,500	987,500	691,477
CPI Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	3M USD LIBOR+	4.50%	1.00%	6.41%	8/17/2022	1,436,782	1,426,941	1,081,580
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.70%	11/3/2025	2,231,270	2,209,380	2,222,902
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	7/17/2025	1,979,696	1,956,428	1,972,549
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	4/15/2027	500,000	500,000	500,250
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	1/15/2026	496,250	495,163	494,761
CT Technologies Intermediate Hldgs Inc.	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.95%	12/1/2021	1,429,069	1,424,005	1,321,889
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.70%	2/27/2024	1,960,683	1,951,299	1,833,239
DaVita Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	8/12/2026	1,000,000	997,535	1,004,730
DCert Buyer Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.70%	10/16/2026	1,500,000	1,496,274	1,491,000
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.20%	12/12/2025	2,985,000	2,880,466	2,981,269
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	3/31/2025	6,462,334	6,392,397	6,371,861
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	3.70%	9/19/2025	3,823,990	3,819,277	3,844,066
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.20%	2/1/2024	1,318,289	1,315,764	1,310,050
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.95%	12/29/2023	279,282	277,960	274,627
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	8/24/2026	1,000,000	995,125	996,560
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.70%	5/21/2026	2,992,500	2,950,572	2,693,250
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.45%	4/8/2024	471,875	470,357	465,844
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	11/27/2026	5,000,000	4,950,000	4,962,500
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	8/21/2025	3,955,038	3,938,212	3,959,981
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.70%	8/18/2025	3,000,000	2,912,737	2,970,000
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	6.16%	8/28/2024	3,937,408	3,920,581	3,838,973
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	5.66%	2/9/2023	2,290,552	2,276,129	2,151,698
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	11/7/2024	498,714	493,972	499,547
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	5.95%	4/29/2024	3,947,120	3,924,139	3,618,049
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	6.16%	6/26/2025	1,975,000	1,960,754	1,738,000
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	10/10/2025	4,962,500	4,951,919	3,877,648
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	3.70%	12/27/2022	360,538	359,875	361,338
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR+	2.75%	0.00%	4.66%	12/2/2024	4,962,500	4,938,670	4,953,220
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	4/18/2025	2,205,656	2,193,336	2,185,673
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	8/1/2025	4,455,000	4,424,012	4,474,513
Fusion Connect Inc.(a)	Telecommunications	Non-Consenting Term Loan B	Loan	Prime+	4.75%	0.00%	5.75%	10/3/2019	2,031,731	1,975,959	1,069,688
Fusion Connect Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	10.00%	0.00%	11.70%	10/3/2019	132,539	132,059	130,551
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	4.41%	8/13/2025	4,455,000	4,453,928	4,466,138
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	8/1/2025	2,970,000	2,947,515	2,871,634
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	2M USD LIBOR+	8.75%	0.75%	10.57%	3/4/2021	930,446	928,627	885,673
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	8.70%	1/3/2023	585,849	584,624	584,220
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	3.91%	11/6/2026	1,500,000	1,492,500	1,509,915
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.91%	8/6/2025	2,475,000	2,464,298	2,437,875
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.70%	4/16/2025	1,234,994	1,229,701	1,148,544
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.95%	12/27/2024	1,965,000	1,949,434	1,940,438
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	11/28/2025	3,047,426	3,047,426	2,590,312
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.20%	12/22/2024	3,247,078	3,203,537	3,117,195
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	3.91%	3/7/2025	2,000,000	2,000,000	1,985,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	4/12/2024	3,825,000	3,784,189	3,691,125
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.45%	3/28/2025	898,530	894,749	901,342
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	5/1/2025	3,975,000	3,951,121	3,890,531
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	6.66%	11/3/2023	1,750,615	1,742,814	1,304,208
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.66%	8/1/2024	490,000	489,045	483,263
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	5.66%	9/30/2024	2,985,000	2,930,173	2,790,975
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	6/3/2024	264,030	263,663	252,550
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	8/18/2025	3,960,000	3,944,544	3,973,187
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	6.91%	10/24/2025	2,481,250	2,459,539	2,344,781
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.20%	4/3/2025	4,447,587	4,426,283	4,444,830
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	12/20/2024	1,714,143	1,705,912	1,713,183
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.20%	6/28/2024	2,947,277	2,926,110	2,933,779
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	5/23/2025	1,382,717	1,376,723	1,361,396
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	5/1/2024	3,465,907	3,382,305	3,280,689
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	12/18/2024	1,000,000	995,154	999,060
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.66%	6/16/2025	2,835,730	2,787,207	2,115,455
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	6/3/2026	2,995,000	2,976,354	2,962,564
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.91%	5/9/2022	1,843,480	1,839,511	1,623,793
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.41%	11/20/2025	4,750,000	4,700,788	3,948,438
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	9/19/2026	250,000	249,388	251,250
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	6.16%	12/16/2024	2,463,735	2,456,430	2,434,983
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	7.08%	11/25/2022	2,418,790	2,393,517	2,355,732
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	12/1/2023	486,250	484,757	486,979
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	2/28/2025	3,000,000	2,961,083	2,940,000
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	6.41%	12/2/2024	4,139,625	4,125,152	4,118,927
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	1/30/2024	1,322,520	1,320,584	1,180,349
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	1/30/2024	74,592	74,488	66,574
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	3/27/2025	395,000	394,203	395,000
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	3/27/2025	98,750	98,551	98,750
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	7/15/2024	2,514,896	2,508,683	2,414,300
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	11/11/2026	1,245,213	1,242,118	1,248,326
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	8/29/2025	1,500,000	1,500,000	1,504,380
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	9/30/2024	3,167,416	3,137,896	3,169,792
McDermott International Inc. (a)	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	6.91%	5/12/2025	1,970,000	1,937,573	969,614
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	5/4/2022	959,313	957,149	873,455
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	1/31/2025	578,738	577,635	581,319
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	4.41%	3/2/2026	2,985,000	2,978,001	2,990,224
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.20%	1/30/2023	2,606,576	2,597,144	2,466,942
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	4.45%	8/15/2024	973,387	969,608	954,892
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	8/16/2023	3,910,233	3,855,346	3,538,761
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	2/2/2026	942,463	933,825	943,170
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	11/28/2025	992,500	990,427	873,757
MMM Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	5.75%	1.00%	7.66%	10/30/2026	5,000,000	4,800,000	4,800,000
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	9/20/2024	491,250	490,261	491,250
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.20%	5/8/2025	990,000	987,986	988,149
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	5.39%	11/14/2025	496,250	494,090	498,729
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	3/9/2026	1,873,626	1,856,003	1,876,305
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	3/9/2026	116,959	115,877	117,126
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	8/8/2024	2,969,697	2,924,403	2,773,697
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	8/8/2024	995,000	977,172	970,951
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	9/18/2026	250,000	248,791	250,868
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	6.64%	5/23/2023	3,463,675	3,466,974	3,455,016
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	8.91%	3/3/2025	4,875,000	4,412,060	4,192,500
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.70%	10/17/2022	1,924,870	1,915,505	1,885,776
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.20%	10/16/2023	1,000,000	993,922	970,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	5.41%	4/19/2024	488,750	488,353	237,860
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.95%	11/8/2022	2,569,738	2,557,649	2,580,454
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	4/30/2025	493,750	485,553	441,413
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	5/29/2026	905,192	900,773	910,623
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.95%	4/29/2024	2,453,724	2,443,268	2,441,456
PerForce Software Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	7/1/2026	1,000,000	995,093	995,000
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.95%	9/29/2020	3,592,080	3,579,772	2,694,060
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	1/3/2025	1,477,500	1,470,641	1,471,959
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	10/15/2024	980,000	976,117	969,592
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.70%	4/30/2026	2,992,500	2,935,987	2,932,650
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR+	2.75%	1.00%	4.66%	2/2/2024	1,569,741	1,542,463	1,571,044
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	9/23/2026	3,000,000	2,982,458	2,966,250
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.70%	1/3/2023	2,479,089	2,467,560	2,404,717
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.95%	1/2/2025	1,970,000	1,962,058	1,950,300
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.70%	1/29/2025	492,525	490,595	483,290
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.91%	11/3/2023	1,479,848	1,470,969	1,386,529
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.45%	5/2/2024	1,466,250	1,466,250	1,440,591
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	6.64%	7/9/2025	1,489,969	1,483,083	1,465,295
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.41%	12/20/2024	3,937,424	3,821,136	3,938,645
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	5.16%	4/29/2022	2,687,765	2,689,306	2,681,045
Revspring Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	5.70%	10/10/2025	992,500	990,325	981,960
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	8/21/2024	1,000,000	1,000,000	1,002,270
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	9.41%	3/31/2023	482,554	477,506	404,540
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	2/28/2025	985,000	982,894	859,413
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	11/28/2025	3,980,000	3,962,969	3,574,279
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.95%	6/1/2023	4,152,593	4,052,046	4,121,449
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	4.50%	0.00%	6.41%	8/16/2024	1,960,200	1,943,203	1,810,735
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	FIXED	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,615	973,330
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	7/5/2024	770,909	767,961	763,200
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.70%	8/1/2025	3,340,506	3,300,827	3,371,539
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.16%	7/1/2026	1,995,000	1,990,233	1,993,205
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.91%	2/21/2021	907,687	890,648	359,235
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR+	5.00%	1.00%	6.91%	3/29/2024	1,240,000	1,231,634	1,229,150
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.91%	9/25/2026	1,000,000	950,811	897,500
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	7.41%	8/4/2025	2,453,125	2,425,682	2,361,133
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.89%	2/2/2024	1,952,882	1,950,993	1,916,265
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.20%	1/15/2027	2,333,922	2,287,763	2,269,739
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	12/19/2025	1,990,000	1,914,191	1,795,975
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime+	0.00%	0.00%	4.75%	3/15/2024	1,906,088	1,897,901	1,908,471
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	4/16/2025	209,924	209,504	210,973
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	4/16/2025	494,942	493,874	497,357
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	4/16/2025	322,486	321,831	324,098
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	7/30/2025	2,377,990	2,371,257	2,356,445
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.70%	4/16/2026	1,965,125	1,965,125	1,939,539
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR+	5.25%	0.00%	7.14%	7/10/2026	2,000,000	1,951,779	1,930,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	3/19/2021	827,491	825,563	513,044
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	4.16%	9/29/2023	268,005	267,025	269,436
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.95%	7/11/2025	2,500,000	2,404,169	2,325,000
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.70%	10/1/2025	1,488,750	1,475,947	1,421,756
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.70%	9/30/2024	1,965,000	1,963,156	1,910,963
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	4.45%	1/31/2024	995,000	990,682	998,313
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	8.20%	12/15/2025	2,795,833	2,662,912	2,718,948
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.95%	7/21/2025	1,240,625	1,235,435	1,234,943
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.20%	12/19/2025	3,970,000	3,962,681	3,970,000
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	2/2/2026	2,051,617	2,028,211	2,038,795
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	6.95%	3/6/2026	2,368,224	2,313,025	2,368,224
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	3/8/2024	1,650,000	1,635,115	1,650,000
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	8/22/2024	4,116,768	4,122,116	4,111,622
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.70%	1/25/2024	2,468,750	2,464,770	2,468,750
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.20%	6/21/2024	3,385,455	3,374,819	3,351,597
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	8.91%	2/2/2024	4,820,156	4,699,418	4,687,602
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	4/22/2024	2,934,950	2,917,636	2,744,178
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	5.45%	3/19/2026	983,868	974,782	985,718
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	5/11/2026	997,500	992,721	994,118
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.95%	10/22/2025	3,473,750	3,271,977	2,856,083
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.95%	7/1/2024	1,851,592	1,844,716	1,855,555
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B-4	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	7/1/2024	1,633,588	1,626,187	1,637,165
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.45%	3/15/2024	2,746,369	2,734,782	2,686,416
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	5.50%	1.00%	7.20%	4/18/2023	586,745	588,733	587,478
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR+	5.75%	1.00%	7.45%	8/30/2024	992,084	981,249	873,034
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.20%	11/2/2026	500,000	498,764	503,122
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	5.91%	8/20/2025	5,445,000	5,416,181	5,248,490
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.45%	3/3/2025	492,500	490,479	494,140
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.50%	0.00%	5.41%	3/2/2026	3,801,266	3,786,831	3,794,462
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	5.16%	7/1/2026	441,818	437,667	443,661
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	3.95%	6/3/2024	3,228,782	3,228,228	3,232,011
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	12/31/2025	927,500	926,548	930,106
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.45%	5/6/2026	497,500	496,430	497,654
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	6.66%	11/29/2024	1,695,130	1,668,786	1,694,198
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	5.41%	10/10/2024	2,968,687	2,893,356	2,367,528
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	10/10/2024	1,240,530	1,163,729	1,003,279
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.95%	6/30/2023	2,444,975	2,429,817	2,429,694
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	3.45%	4/29/2023	1,156,468	1,131,977	1,153,577
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	6.45%	4/4/2025	1,989,969	1,971,188	1,951,821
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	8/5/2024	2,962,600	2,938,057	2,547,836
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	1W USD LIBOR+	4.50%	1.00%	6.20%	8/13/2026	3,500,000	3,466,389	3,470,460
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	7.53%	8/9/2024	1,950,000	1,933,390	1,925,625
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.91%	8/12/2024	2,450,000	2,440,818	1,886,500
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR+	3.50%	0.00%	5.32%	3/14/2025	985,000	981,055	920,975

										$508,363,669	$485,195,221

									Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)									18,983,511	$18,983,511	$18,983,511

Total cash and cash equivalents									18,983,511	$18,983,511	$18,983,511

(a)    Security is in default as of November 30, 2019.

(b)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2019.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of November 30, 2019 was 1.53%.

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2019 was 1.70%.

2M USD LIBOR—The 2 month USD LIBOR rate as of November 30, 2019 was 1.82%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2019 was 1.91%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2019 was 1.89%.

Prime—The Prime Rate as of November 30, 2019 was 4.75%.

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

2M USD LIBOR - The 2 month USD LIBOR rate as of February 28, 2019 was 2.57%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2019 was 2.62%.

6M USD LIBOR - The 6 month USD LIBOR rate as of February 28, 2019 was 2.69%.

Prime - The Prime Rate as of February 28, 2019 was 5.50%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2019 and February 28, 2019 were as follows:

	November 30, 2019	February 28, 2019
Total deferred tax assets	$4,861,426	$2,533,426
Total deferred tax liabilities	(3,553,636)	(1,766,835)
Valuation allowance on net deferred tax assets	(2,369,430)	(1,506,307)

Net deferrred tax liability	$(1,061,640)	$(739,716)

As of November 30, 2019, the valuation allowance on deferred tax assets was $2.4 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended November 30, 2019 includes $1.1 million net change in unrealized appreciation (depreciation) on investments and $(1.0) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended November 30, 2018 includes $0.4 million net change in unrealized appreciation (depreciation) on investments and $(0.08) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the nine months ended November 30, 2019 includes $1.8 million net change in unrealized appreciation (depreciation) on investments and $(1.5) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the nine months ended November 30, 2018 includes $1.2 million change in unrealized appreciation (depreciation) on investments and $(0.7) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three and nine months ended November 30, 2019 and November 30, 2018:

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Current
Federal	$—	$—	$—	$—
State	—	—	—	—

Net current expense	—	—	—	—

Deferred
Federal	38,486	274,316	252,303	440,850
State	22,033	21,287	69,621	34,211

Net deferred expense	60,519	295,603	321,924	475,061

Net tax provision	$60,519	$295,603	$321,924	$475,061

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

The base management fee of 1.75% per year is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters. The base management fee is paid quarterly following the filing of the most recent 10-Q.

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

For the three months ended November 30, 2019 and November 30, 2018, the Company incurred $2.1 million and $1.8 million in base management fees, respectively. For the three months ended November 30, 2019 and November 30, 2018, the Company incurred $1.5 million and $1.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2019 and November 30, 2018, the Company accrued $1.6 million in expense and a reduction of $0.3 million, respectively, in incentive fees related to capital gains.

For the nine months ended November 30, 2019 and November 30, 2018, the Company incurred $6.0 million and $5.0 million in base management fees, respectively. For the nine months ended November 30, 2019 and November 30, 2018, the Company incurred $4.1 million and $3.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2019 and November 30, 2018, the Company accrued $3.2 million in expense and a reduction of $0.6 million, respectively, in incentive fees related to capital gains, respectively.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2019, the base management fees accrual was $2.1 million and the incentive fees accrual was $8.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, the base management fees accrual was $1.9 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2019 and November 30, 2018, we recognized $0.6 million and $0.5 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2019 and November 30, 2018, we recognized $1.6 million and $1.4 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2019, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. For the nine months ended November 30, 2019 and November 30, 2018, the Company neither bought nor sold any investments from the Saratoga CLO.

For the three months ended November 30, 2019 and November 30, 2018, we recognized management fee income of $0.6 million and $0.4 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2019 and November 30, 2018, we recognized management fee income of $1.9 million and $1.1 million, respectively, related to the Saratoga CLO.

On December 14, 2018, the Company completed the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. During the nine months ended November 30, 2019, the Company received full payment of $1.7 million from the Saratoga CLO for such transaction costs.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. For the three and nine months ended November 30, 2018, we recognized incentive fee income of $0.1 million and $0.5 million, respectively, related to the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 309.9% as of November 30, 2019 and 234.5% as of February 28, 2019. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of November 30, 2019 and February 28, 2019, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended November 30, 2019 and November 30, 2018, we recorded $0.1 million and $0.2 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2019 and November 30, 2018, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.72%, and the average dollar amount of outstanding borrowings under the Credit Facility was $2.1 million. During the three months ended November 30, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.21%, and the average dollar amount of outstanding borrowings under the Credit Facility was $7.2 million.

For the nine months ended November 30, 2019 and November 30, 2018, we recorded $0.4 million and $0.5 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2019 and November 30, 2018, we recorded $0.07 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.67%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.8 million. During the nine months ended November 30, 2018, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 7.22%, and the average dollar amount of outstanding borrowings under the Credit Facility was $3.2 million.

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

Our borrowing base under the Credit Facility was $41.0 million subject to the Credit Facility cap of $45.0 million at November 30, 2019. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2019 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2019. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of November 30, 2019, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $150.0 million of SBA-guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $50.0 million of equity capital and do not have any SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP and SBIC II LP guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As of November 30, 2019 and February 28, 2019, there was $150.0 million and $150.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $0.7 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2019 and November 30, 2018, we recorded $1.2 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2019 and November 30, 2018, we recorded $0.1 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2019 and November 30, 2018 on the outstanding borrowings of the SBA debentures was 3.21% and 3.20%, respectively. During the three months ended November 30, 2019 and November 30, 2018, the average dollar amount of SBA debentures outstanding was $150.0 million and $150.0 million, respectively.

For the nine months ended November 30, 2019 and November 30, 2018, we recorded $3.6 million and $3.5 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2019 and November 30, 2018, we recorded $0.4 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2019 and November 30, 2018 on the outstanding borrowings of the SBA debentures was 3.24% and 3.20%, respectively. During the nine months ended November 30, 2019 and November 30, 2018, the average dollar amount of SBA debentures outstanding was $150.0 million and $144.6 million, respectively.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023 and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. The 2023 Notes are listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. The remaining unamortized deferred debt financing costs of $1.5 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations in the fourth quarter of the fiscal year ended February 28, 2017, when the related 2020 Notes were extinguished. As of November 30, 2019, $2.8 million of financing costs related to the 2023 Notes have been capitalized and are being amortized over the term of the 2023 Notes.

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

As of November 30, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of November 30, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $61.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.2 million, respectively. The fair value of the 2025 Notes and 2023 Notes, which both are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2019, the carrying amount and fair value of the 2025 Notes was $60.0 million and $59.9 million, respectively, and the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively.

For the three months ended November 30, 2019 and November 30, 2018, we recorded $0.9 million and $0.6 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2019 and November 30, 2018, the average dollar amount of 2025 Notes outstanding was $60.0 million and $40.0 million, respectively.

For the nine months ended November 30, 2019 and November 30, 2018, we recorded $2.8 million and $0.7 million, respectively, of interest expense and $0.3 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2019 and November 30, 2018, the average dollar amount of 2025 Notes outstanding was $60.0 million and $13.8 million, respectively.

For the three months ended November 30, 2019 and November 30, 2018, we recorded $1.3 million and $1.3 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2019 and November 30, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the nine months ended November 30, 2019 and November 30, 2018, we recorded $3.8 million and $3.8 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2019 and November 30, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million respectively.

Note 8. Commitments and contingencies

Contractual obligations

The following table shows our payment obligations for the repayment of debt and other contractual obligations at November 30, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	79,000	71,000
2023 Notes (1)	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$153,451	$131,000

(1)

On November 15, 2019, the Company caused notices to be issued to the holders of its 6.75% 2023 Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 2023 Notes. The Company redeemed $50.0 million in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes on December 21, 2019 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from September 30, 2019, through, but excluding, the Redemption Date.

Off-balance sheet arrangements

As of November 30, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $41.5 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	November 30, 2019	February 28, 2019
At Company’s discretion
inMotionNow, Inc.	$3,000	$—
Omatic Software, LLC	1,000	1,000
PDDS Buyer, LLC	5,000	—
Top Gun Pressure Washing, LLC	5,000	—
Village Realty	10,000

	24,000	1,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Davisware	2,000	—
Destiny Solutions, Inc.	—	1,500
Fancy Chap, Inc.	—	—
GDS Holdings US, Inc.	—	1,000
Hema Terra Holding Company, LLC	4,000	—
inMotionNow, Inc.	2,000	—
Village Realty	5,000	—

	17,500	3,500

Total	$41,500	$4,500

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2019 and November 30, 2018, we incurred $0.06 million and $0.06 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2019 and November 30, 2018, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2019 and February 28, 2019, $0.002 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2019, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2019, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2019, the Company sold 3,895,153 shares for gross proceeds of $96.5 million at an average price of $24.77 for aggregate net proceeds of $95.2 million (net of transaction costs).

For the three months ended November 30, 2019, the Company sold 1,952,367 shares for gross proceeds of $49.4 million at an average price of $25.28 for aggregate net proceeds of $48.7 million (net of transaction costs).

For the nine months ended November 30, 2019, the Company sold 3,400,481 shares for gross proceeds of $85.2 million at an average price of $25.06 for aggregate net proceeds of $84.0 million (net of transaction costs).

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

The Company elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the table below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367
Cumulative effect of the adoption of ASC 606 (Note 2)	—	—	—	(65,300)	(65,300)

Balance at March 1, 2018	6,257,029	6,257	188,975,590	(45,355,780)	143,626,067

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,927,648	3,927,648
Net realized gain (loss) from investments	—	—	—	212,008	212,008
Net change in unrealized appreciation (depreciation) on investments	—	—	—	643,205	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(940,546)	(940,546)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,128,513)	(3,128,513)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	25,355	25	504,853	—	504,878
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—

Balance at May 31, 2018	6,282,384	6,282	189,480,443	(44,641,978)	144,844,747

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,144,228	5,144,228
Net realized gain (loss) from investments	—	—	—	163	163
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,154,521)	(2,154,521)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	152,546	152,546
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,204,014)	(3,204,014)
Capital Share Transactions:
Proceeds from issuance of common stock	1,150,000	1,150	28,748,850	—	28,750,000
Stock dividend distribution	21,563	22	511,523	—	511,545
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,386,667)	—	(1,386,667)

Balance at August 31, 2018	7,453,947	7,454	217,354,149	(44,703,576)	172,658,027

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,138,941	5,138,941
Net realized gain (loss) from investments	—	—	—	(67,164)	(67,164)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,031,113)	(1,031,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(371,581)	(371,581)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,876,050)	(3,876,050)
Capital Share Transactions:
Proceeds from issuance of common stock	10,373	10	241,228	—	241,238
Stock dividend distribution	25,863	26	578,057	—	578,083
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(1,290)	—	(1,290)

Balance at November 30, 2018	7,490,183	7,490	218,172,144	(44,910,543)	173,269,091

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,091,392	4,091,392
Net realized gain (loss) from investments	—	—	—	4,729,298	4,729,298
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(357,880)	(357,880)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(607,254)	(607,254)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(3,980,011)	(3,980,011)
Capital Share Transactions:
Proceeds from issuance of common stock	136,176	136	3,158,783	—	3,158,919
Stock dividend distribution	30,797	31	581,356	—	581,387
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(9,755)	—	(9,755)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(18,349,728)	18,349,728	—

Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,680,788	3,680,788
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	—	1,772,634
Stock dividend distribution	31,240	31	667,358	—	667,389
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(4,365)	—	(4,365)

Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,956,074	4,956,074
Net realized gain (loss) from investments	—	—	—	1,870,089	1,870,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,457,872	1,457,872
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(704,263)	(704,263)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,336,226)	(4,336,226)
Capital Share Transactions:
Proceeds from issuance of common stock	1,371,667	1,371	34,101,012	—	34,102,383
Stock dividend distribution	31,545	32	714,497	—	714,529
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(507,592)	—	(507,592)

Balance at August 31, 2019	9,168,056	$9,168	$240,296,267	$(15,968,868)	$224,336,567

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,575,303	4,575,303
Net realized gain (loss) from investments	—	—	—	10,739,678	10,739,678
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(536,151)	(536,151)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(1,061,608)	(1,061,608)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(5,323,383)	(5,323,383)
Capital Share Transactions:
Proceeds from issuance of common stock	1,952,367	1,951	49,351,357	—	49,353,308
Stock dividend distribution	34,575	36	806,857	—	806,893
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(710,257)	—	(710,257)

Balance at November 30, 2019	11,154,998	$11,155	$289,744,224	$(7,575,029)	$282,180,350

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended November 30, 2019 and November 30, 2018 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Net increase in net assets resulting from operations	$13,717	$3,669	$28,946	$10,654
Weighted average common shares outstanding	10,036,086	7,480,134	8,702,190	6,887,544
Weighted average earnings per common share	$1.37	$0.49	$3.33	$1.55

Note 12. Dividend

On August 27, 2019, the Company declared a dividend of $0.56 per share, which was paid on September 26, 2019, to common stockholders of record on September 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

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

The following table summarizes dividends declared for the nine months ended November 30, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 27, 2019	September 13, 2019	September 26, 2019	$0.56	$5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176

Total dividends declared			$1.65	$13,835

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2018 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 28, 2018	September 17, 2018	September 27, 2018	$0.52	$3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$1.53	$10,209

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2019 and November 30, 2018:

Per share data	November 30, 2019	November 30, 2018
Net asset value at beginning of period	$23.62	$22.96
Adoption of ASC 606	—	(0.01)

Net asset value at beginning of period, as adjusted	23.62	22.95
Net investment income(1)	1.52	2.06
Net realized and unrealized gains and losses on investments(1)	1.81	(0.51)

Net increase in net assets resulting from operations	3.33	1.55
Distributions declared from net investment income	(1.65)	(1.53)

Total distributions to stockholders	(1.65)	(1.53)
Issuance of common stock above net asset value(2)	—	0.16

Net asset value at end of period	$25.30	$23.13

Net assets at end of period	$282,180,350	$173,269,091
Shares outstanding at end of period	11,154,998	7,490,183
Per share market value at end of period	$25.10	$22.06
Total return based on market value(3)(4)	17.15%	8.13%
Total return based on net asset value(3)(5)	15.17%	7.94%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	9.15%	12.37%
Expenses:
Ratio of operating expenses to average net assets(7)	5.30%	7.12%
Ratio of incentive management fees to average net assets(3)	3.34%	1.77%
Ratio of interest and debt financing expenses to average net assets(7)	7.08%	7.70%

Ratio of total expenses to average net assets(6)	15.72%	16.59%
Portfolio turnover rate(3)(8)	21.77%	15.99%
Asset coverage ratio per unit(9)	3,099	2,373
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	$25.64	$25.79
2025 Notes	$25.67	$25.08

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
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

On January 7, 2020, the Company declared a dividend of $0.56 per share payable on February 6, 2020, to common stockholders of record on January 24, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

On November 15, 2019, the Company caused notices to be issued to the holders of its 6.75% 2023 Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 2023 Notes. The Company redeemed $50.0 million in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes on December 21, 2019 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from September 30, 2019, through, but excluding, the Redemption Date.

On January 8, 2020, the Company caused notices to be issued to the remaining holders of its 6.75% 2023 baby bonds regarding the Company’s exercise of its option to redeem the remaining $24.45 million in aggregate principal amount of issued and outstanding 2023 baby bonds. The Company will redeem this remaining amount of issued and outstanding 2023 baby bonds on February 7, 2020 (the “second Redemption Date”). These baby bonds will also be redeemed at 100% of their principal amount ($25 per baby bond), plus the accrued and unpaid interest thereon from December 31, 2019, through, but excluding, the Second Redemption Date.

On December 31, 2019, the Company’s second lien term loans in Easy Ice, LLC and Easy Ice Masters, LLC were repaid at par, and its preferred equity was sold in a change of control transaction. In addition to the second lien term loans of $27.9 million and the preferred equity of $10.7 million being repaid in full including all accrued interest, the Company also received approximately $35.6 million of additional proceeds, interest and fees. The estimated impact of the Easy Ice sale transaction, on a pro forma basis, would be to increase the Company’s existing quarter-end NAV by at least $17.0 million, or $1.51 per share, to a pro forma NAV per share as of November 30, 2019 of at least $26.81 per share. The above pro forma balances are estimates and do not take into consideration the Company’s ongoing business nor does it reflect any other potential transactional impacts that could be the result of other unrelated or unforeseen events. The actual impact of the Easy Ice sale transaction on the Company’s Net Investment Income and NAV will be reflected in its financial statements for the quarter and fiscal year ending February 29, 2020.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2019, the Company sold 3,895,153 shares for gross proceeds of $96.5 million at an average price of $24.77 for aggregate net proceeds of $95.2 million (net of transaction costs).

For the three months ended November 30, 2019, the Company sold 1,952,367 shares for gross proceeds of $49.4 million at an average price of $25.28 for aggregate net proceeds of $48.7 million (net of transaction costs).

For the nine months ended November 30, 2019, the Company sold 3,400,481 shares for gross proceeds of $85.2 million at an average price of $25.06 for aggregate net proceeds of $84.0 million (net of transaction costs).

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

At November 30, 2019, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

In March 2019, the SEC issued the Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. Management has adopted these amendments as currently required and these are reflected in the Company’s filings.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2019	February 28, 2019
	($ in millions)
Number of investments(1)	67	58
Number of portfolio companies(2)	38	31
Average investment per portfolio company(2)	$11.9	$11.8
Average investment size(1)	$6.9	$6.5
Weighted average maturity(3)	3.4yrs	3.6yrs
Number of industries	9	8
Non-performing or delinquent investments (fair value)	$4.0	$5.7
Fixed rate debt (% of interest earning portfolio)(3)	$57.4(13.8%)	$55.7(16.3%)
Fixed rate debt (weighted average current coupon)(3)	10.3%	10.4%
Floating rate debt (% of interest earning portfolio)(3)	$358.3(86.2%)	$285.0(83.7%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.1%	8.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended November 30, 2019, we invested $40.8 million in new or existing portfolio companies and had $51.2 million in aggregate amount of exits and repayments resulting in net exits and repayments of $10.4 million for the period. During the three months ended November 30, 2018, we invested $73.7 million in new or existing portfolio companies and had $23.3 million in aggregate amount of exits and repayments resulting in net investments of $50.4 million for the period.

During the nine months ended November 30, 2019, we invested $160.7 million in new or existing portfolio companies and had $97.2 million in aggregate amount of exits and repayments resulting in net investments of $63.5 million for the period. During the nine months ended November 30, 2018, we invested $160.7 million in new or existing portfolio companies and had $60.9 million in aggregate amount of exits and repayments resulting in net investments of $99.8 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2019 and February 28, 2019 at fair value was as follows:

	November 30, 2019		February 28, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	62.2%	10.0%	50.5%	10.9%
Second lien term loans	20.8	11.4	31.3	11.7
Unsecured term loans	0.4	0.0	0.5	0.0
Structured finance securities	7.0	14.9	8.8	14.6
Equity interests	9.6	2.2	8.9	3.1

Total	100.0%	9.8%	100.0%	10.7%

At November 30, 2019, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $24.5 million and constituted 5.0% of our portfolio.

This investment constitutes a first loss position in a portfolio that, as of November 30, 2019 and February 28, 2019, was composed of $510.9 million and $510.3 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2019, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2019, $479.0 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $2.4 million. At February 28, 2019, $491.0 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.01 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2019 and February 28, 2019 was as follows:

Saratoga Investment Corp.

	November 30, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$411,788	84.6%	$336,061	83.6%
Yellow	2,073	0.4	4,600	1.1
Red	1,893	0.4	6	0.0
N/A(1)	71,277	14.6	61,353	15.3

Total	$487,031	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.6 million as of February 28, 2019 to $1.3 million as of November 30, 2019 was primarily related to the additional interest accruals reserved on M/C Acquisition Corp., L.L.C., My Alarm Center, LLC, Roscoe Medical, Inc. and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at November 30, 2019 and February 28, 2019 was as follows:

Saratoga CLO

	November 30, 2019		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$434,326	89.5%	$462,171	92.7%
Yellow	44,653	9.2	28,839	5.8
Red	6,216	1.3	7,379	1.5
N/A(1)	0	0.0	16	0.0

Total	$485,195	100.0%	$498,405	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2019 and February 28, 2019:

Saratoga Investment Corp.

	November 30, 2019		February 28, 2019
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$296,956	61.0%	$252,676	62.8%
Education	72,430	14.9	48,076	12.0
Healthcare Services	68,165	14.0	57,342	14.3
Structured Finance Securities(1)	34,306	7.0	35,328	8.8
Property Management	7,516	1.5	—	—
Metals	3,184	0.7	2,827	0.7
Food and Beverage	2,073	0.4	2,100	0.5
Consumer Services	1,997	0.4	3,166	0.8
Consumer Products	404	0.1	505	0.1

Total	$487,031	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2019 and February 28, 2019:

Saratoga CLO

	November 30, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$79,632	16.4%	$74,638	15.0%
Services: Business	40,409	8.3	36,575	7.3
Healthcare & Pharmaceuticals	38,222	7.9	39,242	7.9
High Tech Industries	29,618	6.1	38,886	7.8
Telecommunications	28,546	5.9	28,156	5.6
Services: Consumer	27,380	5.7	24,712	5.0
Aerospace & Defense	26,469	5.5	16,836	3.4
Beverage Food & Tobacco	20,071	4.1	23,436	4.7
Consumer goods: Non-durable	19,517	4.0	15,528	3.1
Media: Advertising Printing & Publishing	18,145	3.7	31,799	6.4
Hotel Gaming & Leisure	17,501	3.6	15,373	3.1
Retail	16,521	3.4	23,018	4.6
Chemicals Plastics & Rubber	16,360	3.4	15,841	3.2
Automotive	13,939	2.9	13,373	2.7
Containers Packaging & Glass	12,281	2.5	10,033	2.0
Consumer goods: Durable	10,842	2.2	6,324	1.3
Capital Equipment	10,340	2.1	9,638	1.9
Transportation: Cargo	9,321	1.9	11,137	2.2
Media: Broadcasting & Subscription	8,175	1.7	10,410	2.1
Construction & Building	8,130	1.7	13,293	2.7
Utilities: Oil & Gas	7,379	1.5	2,953	0.6
Media: Diversified & Production	5,475	1.1	13,086	2.6
Energy: Oil & Gas	3,731	0.8	763	0.1
Forest Products & Paper	3,461	0.7	4,555	0.9
Energy: Electricity	3,392	0.7	5,059	1.0
Metals & Mining	3,112	0.7	5,048	1.0
Utilities: Electric	2,867	0.6	2,941	0.6
Wholesale	1,940	0.4	—	—
Transportation: Consumer	1,916	0.4	4,773	1.0
Environmental Industries	503	0.1	979	0.2

Total	$485,195	100.0%	$498,405	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2019 and February 28, 2019. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2019		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$158,437	32.5%	$130,604	32.5%
Midwest	116,475	23.9	116,388	29.0
West	68,155	14.0	10,777	2.7
Southwest	61,194	12.6	50,236	12.5
Northeast	18,012	3.7	19,061	4.7
Northwest	9,232	1.9	8,636	2.1
Other(1)	55,526	11.4	66,318	16.5

Total	$487,031	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

Results of operations

Operating results for the three and nine months ended November 30, 2019 and November 30, 2018 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

	($ in thousands)
Total investment income	$14,196	$12,833	$40,835	$34,724
Total operating expenses	9,621	7,694	27,623	20,513

Net investment income	4,575	5,139	13,212	14,211
Net realized gain (loss) from investments	10,740	(67)	12,610	145
Net change in unrealized appreciation (depreciation) on investments	(536)	(1,031)	4,911	(2,542)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,062)	(372)	(1,787)	(1,160)

Net increase in net assets resulting from operations	$13,717	$3,669	$28,946	$10,654

Investment income

The composition of our investment income for three and nine months ended November 30, 2019 and November 30, 2018 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
	($ in thousands)
Interest from investments	$12,899	$11,844	$36,244	$31,766
Management fee income	630	381	1,889	1,130
Incentive fee income	—	148	—	494
Interest from cash and cash equivalents and other income	667	460	2,702	1,334

Total investment income	$14,196	$12,833	$40,835	$34,724

For the three months ended November 30, 2019, total investment income increased $1.4 million, or 10.6% to $14.2 million from $12.8 million for the three months ended November 30, 2018. Interest income from investments increased $1.1 million, or 8.9%, to $12.9 million for the three months ended November 30, 2019 from $11.8 million for the three months ended November 30, 2018. This reflects the impact of the increase of $43.2 million, or 9.7% in total investments at November 30, 2019 from $443.8 million at November 30, 2018. At November 30, 2019, the weighted average current yield on investments was 9.8% compared to 10.8% at November 30, 2018, which offset some of the increase.

For the nine months ended November 30, 2019, total investment income increased $6.1 million, or 17.6% to $40.8 million from $34.7 million for the nine months ended November 30, 2018. Interest income from investments increased $4.4 million, or 14.1%, to $36.2 million for the nine months ended November 30, 2019 from $31.8 million for the nine months ended November 30, 2018. This reflects the impact of the increase of $43.2 million, or 9.7% in total investments at November 30, 2019 from $443.8 million at November 30, 2018.

For the three months ended November 30, 2019 and November 30, 2018, total PIK income was $1.5 million and $1.4 million, respectively. For the nine months ended November 30, 2019 and November 30, 2018, total PIK income was $3.9 million and $3.0 million, respectively. This increase was primarily due to the increase in the investment in Easy Ice, LLC, which primarily generates PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2019, total management fee income increased $0.2 million, or 65.4% to $0.6 million from $0.4 million for the three months ended November 30, 2018. For the nine months ended November 30, 2019, total management fee income increased $0.8 million, or 67.2% to $1.9 million from $1.1 million for the nine months ended November 30, 2018. This reflects the increase in Saratoga CLO assets being managed by the Company following the third refinancing of the Saratoga CLO.

Following the third refinancing of the Saratoga CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee. For the three and nine months ended November 30, 2018, incentive fee income of $0.1 million and $0.5 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2019 and November 30, 2018 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
	($ in thousands)
Interest and debt financing expenses	$3,897	$3,614	$11,628	$9,203
Base management fees	2,147	1,849	5,956	5,027
Incentive management fees	3,102	924	7,301	2,804
Professional fees	401	407	1,181	1,418
Administrator expenses	556	500	1,575	1,396
Insurance	64	62	193	190
Directors fees and expenses	60	60	218	231
General and administrative and other expenses	395	354	1,036	929
Income tax benefit	(1,001)	(76)	(1,465)	(685)
Excise tax credit	—	—	—	0

Total operating expenses	$9,621	$7,694	$27,623	$20,513

For the three months ended November 30, 2019, total operating expenses increased $1.9 million, or 25.0% compared to the three months ended November 30, 2018. For the nine months ended November 30, 2019, total operating expenses increased $7.1 million, or 34.7% compared to the nine months ended November 30, 2018.

For the three months ended November 30, 2019 and November 30, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in average outstanding debt from $271.6 million for the three months ended November 30, 2018 to $286.6 million for the three months ended November 30, 2019.

For the nine months ended November 30, 2019 and November 30, 2018, the increase in interest and debt financing expenses is primarily attributable to an increase in average outstanding debt from $236.2 million for the nine months ended November 30, 2018 to $284.6 million for the nine months ended November 30, 2019.

For the three months ended November 30, 2019, the weighted average interest rate on our outstanding indebtedness was 4.79% compared to 4.73% for the three months ended November 30, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate.

For the nine months ended November 30, 2019, the weighted average interest rate on our outstanding indebtedness was 4.81% compared to 4.55% for the nine months ended November 30, 2018. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate.

As of November 30, 2019 and February 28, 2019, the SBA debentures represented 52.7% and 52.7% of overall debt, respectively.

For the three months ended November 30, 2019, base management fees increased $0.3 million, or 16.1% compared to the three months ended November 30, 2018. The increase in base management fees results from the 16.4% increase in the average value of our total assets, less cash and cash equivalents, from $423.8 million for the three months ended November 30, 2018 to $493.3 million for the three months ended November 30, 2019. For the nine months ended November 30, 2019, base management fees increased $0.9 million, or 18.5% compared to the nine months ended November 30, 2018. The increase in base management fees results from the 18.8% increase in the average value of our total assets, less cash and cash equivalents, from $381.3 million for the nine months ended November 30, 2018 to $452.9 million for the nine months ended November 30, 2019.

For the three months ended November 30, 2019, incentive management fees increased $2.2 million, or 235.9%, compared to the three months ended November 30, 2018. The first part of the incentive management fees increased from $1.2 million for the three months ended November 30, 2018 to $1.5 million for the three months ended November 30, 2019, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from a $0.3 million benefit for the three months ended November 30, 2018 to a $1.6 million expense for the three months ended November 30, 2019, reflecting net realized gains on investments this period, including the impact of the deferred taxes on unrealized appreciation.

For the nine months ended November 31, 2019, incentive management fees increased $4.5 million, or 160.4%, compared to the nine months ended November 30, 2018. The first part of the incentive management fees increased from $3.4 million for the nine months ended November 30, 2018 to $4.1 million for the nine months ended November 30, 2019, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from a $0.6 million benefit for the nine months ended November 30, 2018 to a $3.2 million expense for the nine months ended November 30, 2019, reflecting net realized gains on investments this period, including the impact of the deferred taxes on unrealized appreciation.

Professional fees were relatively unchanged, reporting $0.4 million in each of the three month periods ended November 30, 2019 and November 30, 2018, respectively.

For the nine months ended November 30, 2019, professional fees decreased $0.2 million, or 16.7% compared to the nine months ended November 30, 2018. This decrease primarily relates to decreased legal and accounting fees this year, as the shelf registration statement last year led to higher fees.

For the three and nine months ended November 30, 2019, administrator expenses increased $0.06 million, or 11.3%, and increased $0.2 million, or 12.8%, respectively, compared to the three and nine months ended November 30, 2018. These increases during the period are attributable to an increase to the cap on the payment or reimbursements of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

As discussed above, the increase in interest and debt financing expenses for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended November 30, 2019 and November 30, 2018, the average borrowings outstanding under the Credit Facility was $2.1 million and $7.2 million, respectively. For the three months ended November 30, 2019 and November 30, 2018, the average borrowings outstanding of SBA debentures was $150.0 million and $150.0 million, respectively. For the three months ended November 30, 2019 and November 30, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.21% and 3.20%, respectively. During the three months ended November 30, 2019 and November 30, 2018, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $40.0 million, respectively. During the three months ended November 30, 2019 and November 30, 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the nine months ended November 30, 2019 and November 30, 2018, the average borrowings outstanding under the Credit Facility was $0.8 million and $3.2 million, respectively. For the nine months ended November 30, 2019 and November 30, 2018, the average borrowings outstanding of SBA debentures was $150.0 million and $144.6 million, respectively. For the nine months ended November 30, 2019 and November 30, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.24% and 3.20%, respectively. During the nine months ended November 30, 2019 and November 30, 2018, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $13.8 million, respectively. During the nine months ended November 30, 2019 and November 30, 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

For the three months ended November 30, 2019 and November 30, 2018, there were income tax benefits of $1.0 million and $0.1 million, respectively. For the nine months ended November 30, 2019 and November 30, 2018, there were income tax benefits of $1.5 million and $0.7 million, respectively. This relates to net deferred federal and state income tax benefits with respect to operating losses and income derived from equity investments held in taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2019, the Company had $51.2 million of sales, repayments, exits or restructurings resulting in $10.7 million of net realized gains. For the nine months ended November 30, 2019, the Company had $97.2 million of sales, repayments, exits or restructurings resulting in $12.6 million of net realized gains. The most significant realized gains and losses during the nine months ended November 30, 2019 were as follows (dollars in thousands):

Nine Months ended November 30, 2019
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Censis Technologies, Inc.	Equity Interests	$12,280	$999	$11,281
Fancy Chap, Inc.	First Lien Term Loan & Equity Interests	8,175	6,865	1,310

For the three months ended November 30, 2018, the Company had $23.3 million of sales, repayments, exits or restructurings. For the nine months ended November 30, 2018, the Company had $60.9 million of sales, repayments, exits or restructurings resulting in $0.1 million of net realized gains. The most significant realized gains (losses) during the nine months ended November 30, 2018 was as follows (dollars in thousands):

Nine Months ended November 30, 2018
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Take 5 Oil Change, L.L.C.	Equity Interests	$319	$—	$319
TM Restaurant Group L.L.C.	First Lien Term Loan	11,124	11,298	(174)

Net change in unrealized appreciation (depreciation) on investments

For the three months ended November 30, 2019, our investments had a net change in unrealized depreciation of $0.5 million versus a net change in unrealized depreciation of $1.0 million for the three months ended November 30, 2018. For the nine months ended November 30, 2019, our investments had a net change in unrealized appreciation of $4.9 million versus a net change in unrealized depreciation of $2.5 million for the nine months ended November 30, 2018. The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2019 were the following (dollars in thousands):

Nine Months ended November 30, 2019
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	Second Term Lien Loan & Equity Interests	$37,822	$47,316	$9,494	$5,626
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	24,268	24,497	229	(1,648)

The $5.6 million net change in unrealized appreciation in our investment in Easy Ice, LLC was driven by a continued increase in the scale and earnings of the business.

The $1.6 million net change in unrealized depreciation in our investment in Saratoga Investment Corp., CLO 2013-1, Ltd. was driven by the actual cash distribution received by the Company in the quarter ended November 30, 2019, coupled with an increase in the discount rate.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2018 were the following (dollars in thousands):

Nine Months ended November 30, 2018
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Easy Ice LLC	Second Lien Term Loan & Equity Interests	$33,569	$37,223	$3,654	$1,557
Elyria Foundry, L.L.C.	Second Lien Term Loan & Equity Interests	10,670	2,782	(7,888)	(1,637)
My Alarm Center, LLC	Equity Interrests	4,811	3,033	(1,778)	(1,492)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	9,523	10,814	1,291	(1,288)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	9,730	11,584	1,854	788

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

Changes in net assets resulting from operations

For the three months ended November 30, 2019 and November 30, 2018, we recorded a net increase in net assets resulting from operations of $13.7 million and $3.7 million, respectively. Based on 10,036,086 weighted average common shares outstanding during the three month period ending November 30, 2019, our per share net increase in net assets resulting from operations was $1.37 for the three months ended November 30, 2019. This compares to a per share net increase in net assets resulting from operations of $0.49 for the three months ended November 30, 2018 based on 7,480,134 weighted average common shares outstanding for the three months ended November 30, 2018.

For the nine months ended November 30, 2019 and November 30, 2018, we recorded a net increase in net assets resulting from operations of $28.9 million and $10.7 million, respectively. Based on 8,702,190 weighted average common shares outstanding during the nine month period ending November 30, 2019, our per share net increase in net assets resulting from operations was $3.33 for the nine months ended November 30, 2019. This compares to a per share net increase in net assets resulting from operations of $1.55 for the nine months ended November 30, 2018 based on 6,887,544 weighted average common shares outstanding for the nine months ended November 30, 2018.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 309.9% as of November 30, 2019 and 234.5% as of February 28, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2019 and February 28, 2019 was $41.0 million and $30.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 309.9% as of November 30, 2019 and 234.5% as of February 28, 2019.

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

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. As of November 30, 2019, our SBIC I subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding and our SBIC II subsidiary had $50.0 million in regulatory capital and no outstanding SBA-guaranteed debentures.

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

On November 15, 2019, the Company caused notices to be issued to the holders of its 6.75% 2023 Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 2023 Notes. The Company redeemed $50.0 million in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes on December 21, 2019 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from September 30, 2019, through, but excluding, the Redemption Date.

On January 8, 2020, the Company caused notices to be issued to the remaining holders of its 6.75% 2023 baby bonds regarding the Company’s exercise of its option to redeem the remaining $24.45 million in aggregate principal amount of issued and outstanding 2023 baby bonds. The Company will redeem this remaining amount of issued and outstanding 2023 baby bonds on February 7, 2020 (the “second Redemption Date”). These baby bonds will also be redeemed at 100% of their principal amount ($25 per baby bond), plus the accrued and unpaid interest thereon from December 31, 2019, through, but excluding, the Second Redemption Date.

At November 30, 2019, the total 2023 Notes and 2025 Notes outstanding was $74.5 million and $60.0 million, respectively.

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

At November 30, 2019 and February 28, 2019, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2019		February 28, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$51,647	9.1%	$30,799	6.6%
Cash and cash equivalents, reserve accounts	29,466	5.2	31,295	6.7
First lien term loans	302,773	53.3	202,846	43.7
Second lien term loans	101,099	17.8	125,786	27.1
Unsecured term loans	2,073	0.4	2,100	0.5
Structured finance securities	34,306	6.0	35,328	7.6
Equity interests	46,780	8.2	35,960	7.8

Total	$568,144	100.0%	$464,114	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2019, the Company sold 3,895,153 shares for gross proceeds of $96.5 million at an average price of $24.77 for aggregate net proceeds of $95.2 million (net of transaction costs).

For the three months ended November 30, 2019, the Company sold 1,952,367 shares for gross proceeds of $49.4 million at an average price of $25.28 for aggregate net proceeds of $48.7 million (net of transaction costs).

For the nine months ended November 30, 2019, the Company sold 3,400,481 shares for gross proceeds of $85.2 million at an average price of $25.06 for aggregate net proceeds of $84.0 million (net of transaction costs).

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. As of November 30, 2019, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On January 7, 2020, the Company declared a dividend of $0.56 per share payable on February 6, 2020, to common stockholders of record on January 24, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

On August 27, 2019, the Company declared a dividend of $0.56 per share, which was paid on September 26, 2019, to common stockholders of record on September 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2019:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	79,000	71,000
2023 Notes (1)	74,451	—	—	74,451	—
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$284,451	$—	$—	$153,451	$131,000

(1)

On November 15, 2019, the Company caused notices to be issued to the holders of its 6.75% 2023 Notes regarding the Company’s exercise of its option to redeem, in part, the issued and outstanding 2023 Notes. The Company redeemed $50.0 million in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes on December 21, 2019 (the “Redemption Date”). The Notes were redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from September 30, 2019, through, but excluding, the Redemption Date.

Off-balance sheet arrangements

As of November 30, 2019 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $41.5 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2019 and February 28, 2019 is shown in the table below (dollars in thousands):

	November 30, 2019	February 28, 2019
At Company’s discretion
inMotionNow, Inc.	$3,000	$—
Omatic Software, LLC	1,000	1,000
PDDS Buyer, LLC	5,000	—
Top Gun Pressure Washing, LLC	5,000	—
Village Realty	10,000

	24,000	1,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Davisware	2,000	—
Destiny Solutions, Inc.	—	1,500
Fancy Chap, Inc.	—	—
GDS Holdings US, Inc.	—	1,000
Hema Terra Holding Company, LLC	4,000	—
inMotionNow, Inc.	2,000	—
Village Realty	5,000	—

	17,500	3,500

Total	$41,500	$4,500

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At November 30, 2019, there were no borrowings outstanding on the revolving credit facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2019 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $3.1 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $1.5 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2019.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(1,525)	$—	$(1,525)	$(0.18)
-50	(1,006)	—	(1,006)	(0.12)
-25	(538)	—	(538)	(0.06)
25	644	—	644	0.07
50	1,351	—	1,351	0.16
100	3,067	—	3,067	0.35
200	6,664	—	6,664	0.77
300	10,260	—	10,260	1.18
400	13,857	—	13,857	1.59

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

(b)

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended November 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 8, 2020, the Company caused notices to be issued to the holders of its 6.75% Notes due 2023 (CUSIP No. 80349A 406; NYSE: SAB) (the “Notes”) regarding the Company’s exercise of its option to redeem the remaining issued and outstanding Notes, pursuant to Section 1104 of the Indenture dated as of May 10, 2013, between the Company and U.S. Bank National Association, as trustee, and Section 101(h) of the Second Supplemental Indenture dated as of December 21, 2016. The Company will redeem the remaining $24,450,500 in aggregate principal amount of issued and outstanding Notes on February 7, 2020 (the “Second Redemption Date”). The Notes will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 30, 2019, through, but excluding, the Second Redemption Date.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

Exhibit Number	Description

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries and jurisdiction of incorporation/organization: Saratoga Investment Funding LLC—Delaware; Saratoga Investment Corp. SBIC, LP—Delaware; Saratoga Investment Corp. SBIC II LP— Delaware; and Saratoga Investment Corp. GP, LLC—Delaware.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: January 8, 2020	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer
	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer