Form 10-K
period 2020-02-29
SARATOGA INVESTMENT CORP.
filed 2020-05-06
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

(212) 906 -7800

( Registrant ’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 30, 2019 was approximately $175.9 million based upon a closing price of $25.16 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 6, 2020 was 11,217,545.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly-owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results and the impact of the coronavirus (“COVID-19”) pandemic thereon;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	the relative and absolute investment performance and operations of our Investment Adviser;

•	the impact of increased competition;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make and future acquisitions and divestitures;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•

our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of changes to tax legislation and, generally, our tax position;

•	our ability to access capital and any future financings by us;

•	the ability of our Investment Adviser to attract and retain highly talented professionals; and

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and effectively administer our investments.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this annual report on Form 10-K under Part 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

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

Our portfolio is comprised primarily of investments in leveraged loans issued by middle market companies. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Term loans are loans that do not allow the borrowers to repay all or a portion of the loans prior to maturity and then re-borrow such repaid amounts under the loan again. We also invest in mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company.

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

As of February 29, 2020, we had total assets of $530.9 million and investments in 35 portfolio companies, including an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $22.6 million as of February 29, 2020 and investments in the Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLO and an investment in Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd, which as of February 29, 2020 had fair values of $2.5 million, $7.4 million and $2.2 million, respectively. The overall portfolio composition as of February 29, 2020 consisted of 71.3% of first lien term loans, 15.1% of second lien term loans, 0.9% of unsecured term loans, 6.7% of structured finance securities and 6.0% of equity interests. As of February 29, 2020, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd was approximately 9.3%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 29, 2020, our total return based on market value was 9.28% and our total return based on net asset value per share was 26.22%. As of February 28, 2019, our total return based on market value was 16.11% and our total return based on net asset value was 13.33%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 29, 2020, approximately 100.0% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 29, 2020, was composed of $528.4 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

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

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders if we meet certain source-of-income, annual distribution and asset-diversification requirements.

In addition, we have two wholly-owned subsidiaries that are licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC LP (“SBIC LP”), received an SBIC license from the SBA. On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. The SBIC LP and SBIC II LP are regulated by the SBA. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million. Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. With this license approval, Saratoga will grow its SBA relationship from $150.0 million to $325.0 million of committed capital. See “Item 1. Business—Small Business Investment Company Regulations.”

We received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of SBIC LP and SBIC II LP guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage test by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

During the fiscal year ended February 29, 2020, the Company sold its interest in SIA-Easy Ice, LLC. See Management’s Discussion and Analysis for additional discussion.

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

As noted above, on March 28, 2012, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA and on August 14, 2019, our wholly-owned subsidiary, SBIC II LP, also received an SBIC license from the SBA.

Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 32, 30, 33 and 23 years of experience in leveraged finance, respectively. Our Investment Adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 30-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

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

As part of our long-term strategy, we also invest in mezzanine debt and make equity investments in middle market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. See Part I. Item 1A. “Risk Factors—If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies default on their indebtedness.”

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 29, 2020, 81.3% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 29, 2020, 25.0% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 77.9% of such investments elected to pay a portion of interest due in PIK. In addition, 93.2% of our debt investments at February 29, 2020, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2 Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. After the reinvestment period ends in January 2021, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by January 2021, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness. On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. At February 29, 2020, the aggregate fair value of our investments in Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd, Class F-R-2, Class G-R-2 Notes and subordinated notes of the Saratoga CLO was $2.2 million, $2.5 million, $7.4 million and $22.6 million, respectively.

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

As of February 29, 2020, the Saratoga CLO portfolio consisted of $528.4 million in aggregate principal amount of primarily senior secured first lien term loans. At February 29, 2020, 99.2% of the Saratoga CLO portfolio consisted of such loans to 254 borrowers with an average exposure to each borrower of $2.0 million. The weighted average maturity of the portfolio is 4.96 years. In addition, Saratoga CLO held $9.1 million in cash at February 29, 2020. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $23.5 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in Saratoga CLO of $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018.

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

In order to maintain our qualification as a RIC, we must, for each fiscal year, timely distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains that we recognized for preceding years, but were not distributed during such years and on which we paid no federal income tax. For the 2019 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2020 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2020, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result. For the 2019 calendar year, our distributions were sufficient requiring no excise taxes.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result of receiving distributions in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

•

Year 5: None ($5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

The Management Agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Subsequent to then, our board of directors approved the renewal of the Management Agreement annually for an additional one-year term at an in-person meeting, with the last approval granted on July 9, 2019.

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

Temporary investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset-diversification requirements in order to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

The New York Stock Exchange (“NYSE”) Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

Co-investment

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by Saratoga Investment Advisors or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no-action relief to third parties permitting purchases of a single class of privately-placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, currently we only expect to co-invest on a concurrent basis with affiliates of Saratoga Investment Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

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

Small Business Investment Company Regulations

On March 28, 2012, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA. On August 14, 2019, our wholly-owned subsidiary, SBIC II LP, also received an SBIC license from the SBA.

The SBIC licenses allows our SBIC LP and SBIC II LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

SBIC LP and SBIC II LP are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP or SBIC II LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP and SBIC II LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP and SBIC II LP’s assets over our stockholders and debtholders in the event we liquidate SBIC LP or SBIC II LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP or SBIC II LP upon an event of default.

We received exemptive relief from the SEC to permit it to exclude the debt of SBIC LP and SBIC II LP guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. Our wholly-owned SBIC subsidiaries may borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. With this license approval, Saratoga will grow its SBA relationship from $150.0 million to $325.0 million of committed capital. SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350.0 million in SBA-guaranteed debentures when they have at least $175.0 million in combined regulatory capital.

As of February 29, 2020, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $150.0 million of SBA guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $50.0 million of equity capital and do not have any SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by U.K. voters to exit the European Union in June 2016 led to further disruption and instability in the global markets (see “Risk Factors—Risks Related to Our Business and Structure—Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.”). There can be no assurance these market conditions will not repeat themselves or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. For information about risks related to the potential impact that volatile market conditions may have on our 6.25% Notes due 2025 (the “2025 Notes”), see “Risks Relating to Our 2025 Notes—Public health threats may affect the market for the 2025 Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.”

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

The U.S. Presidential Administration may make substantial changes to financial regulation, as well as fiscal and tax policies that may adversely affect our business.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which we believe increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The United Kingdom formally left the European Union on January 31, 2020 and immediately entered a transition period set to expire on December 31, 2020. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. The implications of the United Kingdom’s withdrawal from the European Union are unclear at present. There is also continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics like the coronavirus currently affecting China and the wider global community may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

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

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. However, if we repurchase our outstanding debt securities, including the 2025 Notes and such repurchase results in our recording a net gain or loss on the extinguishment of debt for financial reporting and tax purposes, such net gain or loss will not be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our Investment Adviser under the Management Agreement.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the 2025 Notes. There can be no assurance that our leveraging strategy will be successful.

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

As of February 29, 2020, there were no outstanding borrowings under the Credit Facility. As of February 29, 2020, we had issued $150.0 million in SBA-guaranteed debentures and $60.0 million in aggregate principal amount of 2025 Notes. On January 13, 2017, we redeemed the $61.8 million of outstanding 2020 Notes using the proceeds from the issuance of the 2023 Notes, leaving $9.8 million in net proceeds from the 2023 Notes offering. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Substantially all of our assets are pledged as collateral under the Credit Facility or are subject to a superior claim over the holders of our common stock or the 2025 Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Credit Facility or the SBA-guaranteed debentures, Madison Capital Funding and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

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

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Further, the borrowings of the senior secured revolving credit facility entered into with Madison Capital Funding LLC (the “Credit Facility”) typically use LIBOR as a reference rate.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus);

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

The continuing spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including securities the Company holds, and may adversely affect the Company’s investments and operations. The outbreak was first detected in December 2019 and subsequently spread globally. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment. These disruptions have led to instability in the market place, including stock market losses and overall volatility. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems. This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The foregoing could lead to a significant economic downturn or recession, increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets. Such impacts, which may vary across asset classes, may adversely affect the performance of the Company’s investments, the Company and your investment in the Company. In certain cases, an exchange or market may close or issue trading halts on either specific securities or even the entire market, which may result in the Company being, among other things, unable to buy or sell certain securities or financial instruments or to accurately price their investments.

The Company and the Investment Adviser have in place business continuity plans reasonably designed to ensure that they maintain normal business operations, and that the Company, its portfolio and assets are protected. As a result, the transition of the Investment Adviser’s whole team to remote work took place smoothly and enables the team to maintain normal functionality to complete operational requirements in supporting the Company. However, in the event of a pandemic or an outbreak, such as COVID-19, there can be no assurance that the Company, the Investment Adviser and service providers, or the Company’s portfolio companies, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons. A pandemic or disease could also impair the information technology and other operational systems upon which the Investment Adviser relies and could otherwise disrupt the ability of the Company’s service providers to perform essential tasks.

Governmental authorities and regulators throughout the world, such as the U.S. Federal Reserve, have in the past responded to major economic disruptions with changes to fiscal and monetary policy, including but not limited to, direct capital infusions, new monetary programs and dramatically lower interest rates. Certain of those policy changes, such as the passage of the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020, are being implemented in response to the COVID-19 pandemic. Such policy changes may adversely affect the value, volatility and liquidity of dividend and interest paying securities. The effect of recent efforts undertaken by the U.S. Federal Reserve to address the economic impact of the COVID-19 pandemic, such as the reduction of the federal funds target rate, and other monetary and fiscal actions that may be taken by the U.S. federal government to stimulate the U.S. economy, are not yet fully known. The duration of the COVID-19 outbreak and its full impacts are unknown, resulting in a high degree of uncertainty for potentially extended periods of time.

Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. As of February 29, 2020, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. As a result, any impairment to the financial condition of our portfolio companies caused by the global disruptions related to COVID-19 that ensued after February 29, 2020, such as widespread quarantines and disruptions to business operations, were not able to be accounted for in the Company’s portfolio valuations as of February 29, 2020. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our February 29, 2020 fair value determination, any current and future fair value analysis conducted in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

If COVID-19 continues to spread in the United States, we expect to experience disruptions that could adversely impact our business. It is unknown how long these disruptions could continue, were they to occur. The outbreak of COVID-19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect our business, financial condition or results of operations. As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

Legislation that took effect in 2018 would allow us to incur additional leverage.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Related to Our Business and Structure—We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

We will be subject to corporate-level U.S. federal income tax if we fail to qualify as a RIC.

We intend to maintain our qualification as a RIC under the Code. As a RIC, we do not pay U.S. federal income taxes on our income (including realized gains) that is timely distributed to our stockholders, provided that we satisfy certain source-of-income, annual distribution and asset–diversification requirements.

The source-of-income requirement is satisfied if we derive at least 90.0% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in “qualified publicly traded partnerships,” as defined in the Code.

The annual distribution requirement is satisfied if we timely distribute to our stockholders on an annual basis an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources or are prohibited from making distributions, we may be subject to corporate-level U.S. federal income tax.

The asset-diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain publicly traded partnerships.

Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of our RIC qualification. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset-diversification requirements, it could take us time to invest such capital. During this period, we will invest the additional capital in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in leveraged loans and mezzanine debt.

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to corporate-level U.S. federal income tax at regular corporate rates. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the 2025 Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income and capital gains, except that we may retain certain net capital gains for investment and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% as of April 16, 2019; These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

Because original issue discount will be included in the Company’s “investment company taxable income” for the year of the accrual, we may be requested to make distributions to shareholders to satisfy the annual distribution requirement applicable to RICs, even where we have not received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain favorable tax treatment. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may become subject to corporate-level income tax. Additionally, because investments with a deferred payment feature may have the effect of deferring a portion of the borrower’s payment obligation until maturity of the debt investment, it may be difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset-diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income may be diminished which may affect our ability to make distributions on our common stock or make interest and principal payments of the 2025 Notes.

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

As of February 29, 2020, 81.3% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 29, 2020, 25.0% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 77.9% of such investments elected to pay a portion of interest due in PIK. As of February 29, 2020, 19.4% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

At February 29, 2020, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $22.6 million and constituted 4.6% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2020, was composed of $528.4 million in aggregate principal amount of primarily senior secured first lien term loans and $9.1 million in uninvested cash. In addition, as of February 29, 2020, we also own $2.5 million in aggregate principal of the F-R-2 Notes with a fair value of $2.5 million and $7.5 million in aggregate principal of the G-R-2 Notes with a fair value of $7.4 million in the Saratoga CLO, that only rank senior to the subordinated notes. As of February 29, 2020, our investment in CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, had a fair value of $2.2 million. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes. Principal payments will be similarly applied to pay administrative expenses of Saratoga CLO and for reinvestment or repayment of Saratoga CLO debt before paying a return on, or repayment of, the subordinated notes. In addition, 80.0% of our fixed management fee and 100.0% our incentive management fee for acting as the collateral manager of Saratoga CLO is subordinated to the payment of interest and principal on Saratoga CLO debt. Any losses on the portfolio will accordingly reduce the cash flow available to pay these management fees and provide a return on, or repayment of, our investment. Depending on the amount and timing of such losses, we may experience smaller than expected returns and, potentially, the loss of our entire investment.

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

Saratoga CLO’s investments are exposed to leveraged credit risk.

Generally, Saratoga CLO is in a subordinated position with respect to realized losses on the senior secured loans underlying its investments. The leveraged nature of collateralized loan obligation funds, in particular, magnifies the adverse impact of senior secured loan defaults. A collateralized loan obligation fund’s investments represent a leveraged investment with respect to the underlying senior secured loans. Therefore, changes in the market value of such fund’s investments could be greater than the change in the market value of the underlying senior secured loans, which are subject to credit, liquidity and interest rate risk. As a result, there is the potential for interruption and deferral of cash flow from Saratoga CLO’s investments. If certain minimum collateral value ratios and/or interest coverage ratios are not met by Saratoga CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to Saratoga CLO on its investments may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the senior debtholders of Saratoga CLO, which would adversely impact its returns.

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $528.4 million aggregate principal amount of debt, as of February 29, 2020 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

We believe that we have observed and will observe certain formalities and operating procedures that are generally recognized requirements for maintaining our separate existence and that our assets and liabilities can be readily identified as distinct from those of Saratoga CLO. However, we cannot assure you that a bankruptcy court would agree in the event that we or Saratoga CLO became a debtor in connection with a bankruptcy proceeding. If a bankruptcy court concludes that substantive consolidation of us with Saratoga CLO is warranted, the creditors of Saratoga CLO would have claims against the consolidated bankruptcy estate. Substantive consolidation means that our assets are placed in a single bankruptcy estate with those of Saratoga CLO, rather than kept separate, and that the creditors of Saratoga CLO have a claim against that single estate (including our assets), as opposed to retaining their claims against only Saratoga CLO.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investment of Saratoga CLO are recorded under U.S. GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of Saratoga CLO that ends within the Company’s fiscal year, even though the investment is generating cash flow. In general, the U.S. federal income tax treatment of investment in Saratoga CLO may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

The senior loan portfolio of Saratoga CLO may be concentrated in a limited number of industries or borrowers, which may subject Saratoga CLO, and in turn us, to a risk of significant loss if there is a downturn in a particular industry in which Saratoga CLO is concentrated.

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 29, 2020, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 17.6% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 9.1% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

Failure by Saratoga CLO to satisfy certain debt compliance ratios may entitle senior debtholders to additional payments, which may harm our operating results by reducing payments we would otherwise be entitled to receive from Saratoga CLO.

The failure by Saratoga CLO to satisfy certain debt compliance ratios, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that Saratoga CLO failed these certain tests, senior debt holders may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with Saratoga CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

Downgrades by rating agencies of broadly syndicated loans could adversely impact the financial performance of Saratoga CLO and its ability to pay equity distributions and subordinated management fees to the Company in the future.

Ratings agencies have recently undergone reviews of CLO tranches and their broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. Such downgrades of broadly syndicated loans, as well as downgrades of broadly syndicated loans in the future, could adversely impact the financial performance of Saratoga CLO, thereby limiting Saratoga CLO’s ability to pay equity distributions and subordinated management fees to the Company in the future. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty with respect to Saratoga CLO’s financial performance and ability to pay equity distributions and subordinated management fees to the Company in the future.

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

There are special risks associated with investing in preferred securities, including:

•

preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes even though we have not received any cash payments in respect of such income;

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

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and is regulated by the SBA. On August 14, 2019, our wholly-owned subsidiary, SBIC II LP, also received an SBIC license from the SBA.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly-owned subsidiaries. We do not have any prior experience managing a SBIC. Our lack of experience in complying with SBA regulations may hinder our ability to take advantage of our SBIC subsidiaries’ access to SBA-guaranteed debentures.

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

As of February 29, 2020, our investments in the business services industry represented approximately 58.8% of the fair value of our portfolio and our investments in the education industry represented approximately 15.9% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. As a result, our SAAS portfolio companies may incur significant operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 29, 2020, our current total investments in SAAS companies were $256.0 million, or 52.7% of total investments.

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

We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have in the past, and may in the future, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur US federal income or excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). We also have the option to keep net long-term capital gains as undistributed by classifying the net long-term capital gain as a deemed dividend and incurring federal income tax. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 28, 2021 until as late as February 28, 2022. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.” In addition, if any of these spillover dividends are in the form of long-term capital gains, we may elect to not distribute these gains by classifying them as deemed dividends and paying federal income tax on them.

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

Risks Related to Our 2025 Notes

The 2025 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly-owned subsidiaries. As a result, the 2025 Notes are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes.

The 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2025 Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2025 Notes and the 2025 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future, including indebtedness under the Credit Facility. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2025 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2025 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2025 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the 2025 Notes. As of February 29, 2020, there were no outstanding borrowings under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 29, 2020, we had $150.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is structurally senior to the 2025 Notes.

The indenture under which the 2025 Notes are issued contains limited protection for holders of the 2025 Notes.

The indenture under which the 2025 Notes are issued offers limited protection to holders of the 2025 Notes. The terms of the indenture and the 2025 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2025 Notes. In particular, the terms of the indenture and the 2025 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2025 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2025 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2025 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2025 Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, once the approval we received from our independent directors becomes effective on April 16, 2019, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be);

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

In addition, the indenture does not require us to offer to purchase the 2025 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2025 Notes do not protect holders of the 2025 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Notes may have important consequences for you as a holder of the 2025 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Notes or negatively affecting the trading value of the 2025 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2025 Notes, including additional covenants and events of default. For example, the indenture under which the 2025 Notes are issued does not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Notes.

An active trading market for the 2025 Notes may not develop or be sustained, which could limit the market price of the 2025 Notes or the ability to sell them.

Although the 2025 Notes are listed on the NYSE under the symbol “SAF”, we cannot provide any assurances that an active trading market will develop or be maintained for the 2025 Notes or that the 2025 Notes will be able to be sold. At various times, the 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the 2025 Notes, or that the 2025 Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the 2025 Notes may be harmed.

At the same time, the trading market for the 2025 Notes may also be very volatile, and many of the risk factors related to our common stock and outlined in “Risks related to common stock” could also be applicable to the 2025 Notes.

Public health threats may affect the market for the 2025 Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations. Additionally, as a result of the volatile market conditions that may result from public health threats, such as COVID-19 or any other illness, we cannot provide any assurance that the 2025 Notes will trade at a favorable price.

We may choose to redeem the 2025 Notes when prevailing interest rates are relatively low.

On or after August 31, 2021, we may choose to redeem the 2025 Notes, from time to time, especially when prevailing interest rates are lower than the rate borne by the 2025 Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2025 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2025 Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2025 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2025 Notes and substantially decrease the market value of the 2025 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the 2025 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Credit Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the 2025 Notes, which could further limit our ability to repay our debt, including the 2025 Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2025 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock is traded on the New York Stock Exchange under the symbol “SAR.” The following table lists the high and low closing sales prices for the Company’s common stock and such closing sales prices’ percentage of premium or discount to the net asset value (“NAV”) for the two most recent fiscal years and the current fiscal year to date.

			Price Range
Fiscal Year Ending February 28, 2021	NAV(1)		High	Low	Percentage of High Closing Sales Price as a Premium (Discount) to NAV(2)	Percentage of Low Closing Sales Price as a Premium (Discount) to NAV(2)
First Quarter through May 5, 2020	$	*	$24.97	$8.40	*	*

Fiscal Year Ended February 29, 2020
First Quarter		$24.06	$25.60	$22.27	6.4%	(7.4)%
Second Quarter		$24.47	$25.50	$23.31	4.2%	(4.7)%
Third Quarter		$25.30	$26.23	$24.00	3.7%	(5.1)%
Fourth Quarter		$27.13	$28.35	$22.91	4.5%	(15.5)%

Fiscal Year Ended February 28, 2019
First Quarter		$23.06	$22.94	$20.02	(0.5)%	(13.2)%
Second Quarter		$23.16	$27.74	$23.05	19.8%	(0.5)%
Third Quarter		$23.13	$24.70	$20.50	6.8%	(11.4)%
Fourth Quarter		$23.62	$23.40	$18.96	(0.9)%	(19.7)%

*	Net asset value has not yet been calculated for this period.
(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.
(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of February 29, 2020, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

As shown in the table below, as of February 29, 2020, we had purchased 218,491 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	—	$—	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	—	—	218,491	381,509

Total	218,491	$16.87

Holders

The last reported closing sale price of our common stock on May 5, 2020 was $14.45 per share, which represents a discount of approximately 46.7% to the NAV reported as of February 29, 2020. As of May 5, 2020, there were 11 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020:

Date Declared	Record Date	Payment Date	Amount per Share(2)		Percentage Paid in Cash
Fiscal Year Ended 2009:
May 22, 2008	May 30, 2008	June 13, 2008	$3.90		20.0%
August 19, 2008	August 29, 2008	September 15, 2008	3.90		20.0%
December 8, 2008	December 18, 2008	December 29, 2008	2.50		20.0%

Total			$10.30

Fiscal Year Ended 2010:
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)	20.0%

Total			$18.25

Fiscal Year Ended 2011:
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)	20.0%

Total			$4.40

Fiscal Year Ended 2012:
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)	20.0%

Total			$3.00

Fiscal Year Ended 2013:
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)	20.0%

Total			$4.25

Fiscal Year Ended 2014:
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)	20.0%

Total			$2.65

Fiscal Year Ended 2015:
September 24, 2014	November 3, 2014	November 28, 2014	$0.18	(1)	66.9%
September 24, 2014	February 2, 2015	February 27, 2015	0.22	(1)	66.2%

Total			$0.40

Fiscal Year Ended 2016:
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)	61.3%
May 14, 2015	May 26, 2015	June 5, 2015	1.00	(1)	61.7%
July 8, 2015	August 3, 2015	August 31, 2015	0.33	(1)	65.7%
October 7, 2015	November 2, 2015	November 30, 2015	0.36	(1)	56.3%
January 12, 2016	February 1, 2016	February 29, 2016	0.40	(1)	61.6%

Total			$2.36

Fiscal Year Ended 2017:
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	(1)	62.7%
July 7, 2016	July 29, 2016	August 9, 2016	0.43	(1)	61.5%
August 8, 2016	August 24, 2016	September 5, 2016	0.20	(1)	63.3%
October 5, 2016	October 31, 2016	November 9, 2016	0.44	(1)	60.0%
January 12, 2017	January 31, 2017	February 9, 2017	0.45	(1)	60.5%

Total			$1.93

Fiscal Year Ended 2018:
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	(1)	76.7%
May 30, 2017	June 15, 2017	June 27, 2017	0.47	(1)	81.2%
August 28, 2017	September 15, 2017	September 26, 2017	0.48	(1)	76.4%
November 29, 2017	December 15, 2017	December 27, 2017	0.49	(1)	82.4%

Total			$1.90

Fiscal Year Ended 2019:
February 26, 2018	March 14, 2018	March 26, 2018	$0.50	(1)	83.9%
May 30, 2018	June 15, 2018	June 27, 2018	0.51	(1)	84.0%
August 28, 2018	September 17, 2018	September 27, 2018	0.52	(1)	85.1%
November 27, 2018	December 17, 2018	January 2, 2019	0.53	(1)	85.4%

Total			$2.06

Fiscal Year Ended 2020:
February 26, 2019	March 14, 2019	March 28, 2019	$0.54	(1)	84.0%
May 28, 2019	June 13, 2019	June 27, 2019	0.55	(1)	83.5%
August 27, 2019	September 13, 2019	September 26, 2019	0.56	(1)	84.8%
January 7, 2020	January 24, 2020	February 6, 2020	0.56	(1)	85.5%

Total			$2.21

(1)	This dividend was paid by a combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.
(2)	In each case, all of our distributions have been paid from our earnings and there has not been any return of capital to investors.

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

In order to maintain tax treatment as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. For the 2019, 2018 and 2017 calendar year, the Company made distributions sufficient such that we did not incur any federal excise taxes. For the 2014, 2015 and 2016 calendar years, our distributions were insufficient such that we incurred federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2020 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2020, if any, and, if we do so, we would expect to incur federal excise taxes as a result.

In accordance with certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions (whether received in cash, our stock, or a combination thereof) will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes.

On January 8, 2020, the Company declared a dividend of $0.56 per share, which was paid on February 6, 2020, to common stockholders of record on January 24, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

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

On November 29, 2017, our board of directors declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

On August 8, 2016, our board of directors declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record on April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to all stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4 and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from March 23, 2007, the date our common stock began trading, through February 29, 2020. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 29, 2020.

(a)	(b)		(c)	(d)
Title of Class	Amount Authorized		Amount Held by us or for Our Account	Amount Outstanding Exclusive of Amounts Shown Under (c)
Securities:
Common Stock	100,000,000		11,217,545	88,782,455
Debt:
Credit Facility	$45,000,000		$—	$45,000,000
SBA Debentures	$325,000,000	(1)	$150,000,000	$175,000,000
2025 Notes	$60,000,000		$60,000,000	$—

(1)	For more information regarding our limitations as to SBA debenture issuances, see “Item 1. Business—Small Business Investment Company Regulations.”

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “Saratoga Investment Corp.,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Saratoga Investment Corp.

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid		%(1)
Offering expenses borne by us		%(2)
Dividend reinvestment plan expenses		(3)

Total stockholder transaction expenses paid		%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Management fees	3.0	%(4)
Incentive fees payable under the Management Agreement	1.9	%(5)
Interest payments on borrowed funds	4.9	%(6)
Other expenses	2.1	%(7)

Total annual expenses	11.9	%(8)

(1)	In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.
(3)

The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan.

(4)

Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement.” The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. We estimate this as zero for purposes of this table as these fees are hard to predict, as they are based on capital gains and losses. See “Investment Advisory and Management Agreement.”

(6)

We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 4.9% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with the secured revolving credit facility we have with Madison Capital Funding LLC. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures and the 2025 Notes, and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of the Company becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See “Business Development Company Regulations” and “Risk Factors—Risks Related to Our Business and Structure—Recent legislation allows us to incur additional leverage.”

(7)

“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)

This figure includes all of the fees and expenses of our wholly-owned subsidiaries, Saratoga Investment Corp SBIC, LP and Saratoga Investment Funding LLC. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that we would have no additional leverage and our annual operating expenses would remain at the levels set forth in the table above. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load and offering expenses.

	1 Year	3 Years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return on portfolio	$132	$416	$730	$1,661

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The example assumes that the 5% annual return is generated entirely through the realization of capital gains on our assets and, as a result, triggers the payment of an incentive fee on such capital gains under the Management Agreement. The “pre-incentive fee net investment income” under the Management Agreement, which, assuming a 5% annual return, would either not be payable or have an insignificant impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher.

While the example assumes reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by either (i) the greater of (x) the net asset value of our common stock or (y) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our board of directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, including any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below net asset value.

Sales of unregistered securities

Not applicable.

Issuer purchases of equity securities

We did not make any purchases of our common stock in the open market during the years ended February 29, 2020, February 28, 2019 and February 28, 2018. During the year ended February 28, 2017, we purchased 193,074 shares of our common stock in the open market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data as of and for the years ended February 29, 2020, February 28, 2019, February 28, 2018, February 28, 2017 and February 29, 2016 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	As of and for the Year Ended February 29, 2020	As of and for the Year Ended February 28, 2019	As of and for the Year Ended February 28, 2018	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016
Consolidated Statements of Operations Data:
Investment income:
Interest from investments	$48,047	$43,297	$35,110	$29,348	$26,871
Management fee, incentive fee and other income	10,401	4,411	3,505	3,809	3,179

Total investment income	58,448	47,708	38,615	33,157	30,050

Operating expenses:
Interest and debt financing expenses	14,683	13,126	10,939	9,888	8,456
Base management and incentive management fees(1)	22,263	11,770	10,180	7,846	6,761
Administrator expenses	2,131	1,896	1,646	1,367	1,175
General and administrative and other expenses	3,548	3,641	3,133	2,896	2,866
Income/excise tax expense (benefit)	962	(1,027)	(15)	45	114

Total operating expenses	43,587	29,406	25,883	22,042	19,372
Loss on extinguishment of debt	1,583	—	—	1,455	—

Net investment income	13,278	18,302	12,732	9,660	10,678

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	42,877	4,874	(5,878)	12,368	226
Net change in unrealized appreciation (depreciation) on investments	(771)	(2,900)	10,825	(10,641)	741
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	355	(1,767)	—	—	—

Total net gain on investments	42,461	207	4,947	1,727	967

Net increase in net assets resulting from operations	$55,739	$18,509	$17,679	$11,387	$11,645

	As of and for the Year Ended February 29, 2020	As of and for the Year Ended February 28, 2019	As of and for the Year Ended February 28, 2018	As of and for the Year Ended February 28, 2017	As of and for the Year Ended February 29, 2016
Per Share:
Adoption of ASC 606(2)	$—	$(0.01)	$—	$—	$—
Earnings per common share—basic and diluted(3)	5.98	2.63	2.93	1.98	2.09
Net investment income per share—basic and diluted(3)	1.42	2.60	2.11	1.68	1.91
Net realized and unrealized gain (loss) per share—basic and diluted(3)	4.56	0.03	0.82	0.30	0.18
Dividends declared per common share(4)	2.21	2.06	1.90	1.93	2.36
Issuance of common stock above net asset value(5)	—	0.15	—	—	—
Dilutive impact of dividends paid in stock on net asset value per share and other items(6)	(0.26)	(0.05)	(0.04)	(0.14)	(0.37)
Net asset value per share	$27.13	$23.62	$22.96	$21.97	$22.06
Total return based on market value(7)	9.28%	16.11%	5.28%	80.83%	4.27%
Total return based on net asset value(8)	26.22%	13.33%	14.45%	12.62%	11.10%
Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$485,632	$402,020	$342,694	$292,661	$283,996
Total assets	530,866	470,672	360,336	318,651	295,047
Total debt outstanding, net of discount and/or deferred financing costs	204,879	277,151	206,486	181,476	160,749
Total net assets	304,287	180,875	143,691	127,295	125,150
Net asset value per common share	$27.13	$23.62	$22.96	$21.97	$22.06
Common shares outstanding at end of year	11,217,545	7,657,156	6,257,029	5,794,600	5,672,227
Other Data:
Investments funded	$204,643	$187,708	$107,697	$126,935	$109,191
Principal collections related to investment repayments or sales	$167,253	$135,728	$66,312	$121,159	$68,174
Number of investments at year end	74	58	56	53	59
Weighted average yield of income producing debt investments—Non-control/Non-affiliate(9)	9.72%	10.93%	11.11%	10.66%	10.82%
Weighted average yield on income producing debt investments—Affiliate(9)	11.55%	13.56%	13.06%	12.17%	—
Weighted average yield on income producing debt investments—Control(9)	11.23%	13.67%	16.97%	11.64%	16.40%

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.
(2)	See Note 2 to the consolidated financial statements contained elsewhere herein.
(3)

For the years ended February 29, 2020, February 28, 2019, February 28, 2018, February 28, 2017 and February 29, 2016, amounts are calculated using weighted average common shares outstanding of 9,319,192, 7,046,686, 6,024,040, 5,740,450, and 5,582,453, respectively.

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results and the impact of the COVID-19 pandemic thereon;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	the relative and absolute investment performance and operations of our Investment Adviser;

•	the impact of increased competition;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make and future acquisitions and divestitures;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•

our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	the impact of changes to tax legislation and, generally, our tax position;

•	our ability to access capital and any future financings by us;

•	the ability of our Investment Adviser to attract and retain highly talented professionals; and

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and effectively administer our investments.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate unsecured notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 29, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 29, 2020, the Company sold 3,427,346 shares for gross proceeds of $85.9 million at an average price of $25.06 for aggregate net proceeds of $84.7 million (net of transaction costs).

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

On August 7, 2018, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from us in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 28, 2019, the maximum amount invested by us in the CLO 2013-1 Warehouse Loan amounted to $20.0 million.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 31, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes. At February 29, 2020, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from February 29, 2020 through May 6, 2020. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the fiscal year end February 29, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of February 29, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our February 29, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 29, 2020, the maximum amount invested by us in CLO 2013-1 Warehouse 2 amounted to $2.5 million. As of February 29, 2020, the fair value of our investment in CLO 2013-1 Warehouse 2 was $2.2 million.

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

New Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statement and disclosures.

SEC Disclosure Update and Simplification

In March 2019, the SEC adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company has adopted the final rule, as applicable under SEC Release No. 33-10618 and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

Portfolio and investment activity

Investment Portfolio Overview

	February 29, 2020	February 28, 2019	February 28, 2018
		($ in millions)
Number of investments(1)	74	58	55
Number of portfolio companies(2)	35	31	30
Average investment per portfolio company(2)	$12.9	$11.8	$10.9
Average investment size(1)	$6.3	$6.5	$6.0
Weighted average maturity(3)	3.1 yrs	3.6yrs	3.5yrs
Number of industries	9	8	10
Non-performing or delinquent investments (fair value)	$2.1	$5.7	$9.5
Fixed rate debt (% of interest earning portfolio)(3)	$29.7(6.8%)	$55.7(16.3%)	$82.5(26.5%)
Fixed rate debt (weighted average current coupon)(3)	9.3%	10.4%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$404.4(93.2%)	$285.0(83.7%)	$229.3(73.5%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	8.0%	8.6%	8.8%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)

At February 29, 2020, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and loan to Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. At February 28, 2019, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO. At February 28, 2018, excludes our investment in the subordinated notes of Saratoga CLO and Class F Notes tranche of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 29, 2020, we invested $204.6 million in new or existing portfolio companies and had $167.3 million in aggregate amount of exits and repayments resulting in net investments of $37.3 million for the year.

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

Portfolio Composition

Our portfolio composition at February 29, 2020, February 28, 2019 and February 28, 2018 at fair value was as follows:

	February 29, 2020		February 28, 2019		February 28, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	—%	—%	—%	—%	1.2%	5.9%
First lien term loans	71.3	9.6	50.5	10.9	57.6	11.1
Second lien term loans	15.1	10.7	31.3	11.7	27.7	11.9
Unsecured term loans	0.9	9.3	0.5	0.0	—	—
Structured finance securities	6.7	11.4	8.8	14.6	4.8	21.2
Equity interests	6.0	—	8.9	3.1	8.7	3.6

Total	100.0%	9.3%	100.0%	10.7%	100.0%	11.1%

At February 29, 2020, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $22.6 million and constituted 4.6% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2020 and February 28, 2019, was composed of $528.4 million and $510.3 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 29, 2020, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. At February 29, 2020, our investment in CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, had a fair value of $2.2 million and constituted 0.5% of our portfolio.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 29, 2020, $494.2 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. At February 28, 2019, $491.0 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investment were in default with a fair value of $0.01 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 29, 2020 and February 28, 2019 was as follows:

Saratoga Investment Corp.

	February 29, 2020		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$429,784	88.5%	$336,061	83.6%
Yellow	2,141	0.5	4,600	1.1
Red	2,137	0.4	6	0.0
N/A(1)	51,570	10.6	61,353	15.3

Total	$485,632	100.0%	$402,020	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.6 million as of February 28, 2019 to $1.2 million as of February 29, 2020 primarily related to the increase in reserve for the year for our investment in Roscoe Medical, Inc. and My Alarm Center, LLC, offset by the decrease in reserve for the year from the sale of M/C Acquisition, L.L.C.

The CMR distribution of Saratoga CLO investments at February 29, 2020 and February 28, 2019 was as follows:

Saratoga CLO

	February 29, 2020		February 28, 2019
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$456,767	91.1%	$462,171	92.7%
Yellow	37,446	7.5	28,839	5.8
Red	6,787	1.4	7,379	1.5
N/A(1)	0	0.0	16	0.0

Total	$501,000	100.0%	$498,405	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 29, 2020 and February 28, 2019:

Saratoga Investment Corp.

	February 29, 2020		February 28, 2019
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$285,356	58.8%	$252,676	62.8%
Education	77,341	15.9	48,076	12.0
Healthcare Services	69,072	14.2	57,342	14.3
Structured Finance Securities(1)	34,675	7.1	35,328	8.8
Property Management	11,503	2.4	—	—
Metals	3,130	0.7	2,827	0.7
Food and Beverage	2,141	0.4	2,100	0.5
Consumer Services	1,997	0.4	3,166	0.8
Consumer Products	417	0.1	505	0.1

Total	$485,632	100.0%	$402,020	100.0%

(1)

At February 29, 2020, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. At February 28, 2019, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 29, 2020 and February 28, 2019:

Saratoga CLO

	February 29, 2020		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$87,957	17.6%	$74,638	15.0%
Services: Business	45,735	9.1	36,575	7.3
Healthcare & Pharmaceuticals	39,978	8.0	39,242	7.9
High Tech Industries	32,897	6.6	38,886	7.8
Services: Consumer	28,327	5.6	24,712	5.0
Telecommunications	28,317	5.6	28,156	5.6
Aerospace & Defense	25,093	5.0	16,836	3.4
Beverage Food & Tobacco	21,637	4.3	23,436	4.7
Media: Advertising Printing & Publishing	19,808	4.0	31,799	6.4
Hotel Gaming & Leisure	16,883	3.4	15,373	3.1
Containers Packaging & Glass	15,753	3.1	10,033	2.0
Consumer goods: Non-durable	15,700	3.1	15,528	3.1
Chemicals Plastics & Rubber	14,689	2.9	15,841	3.2
Retail	14,538	2.9	23,018	4.6
Automotive	13,820	2.8	13,373	2.7
Consumer goods: Durable	11,674	2.3	6,324	1.3
Capital Equipment	9,551	1.9	9,638	1.9
Media: Broadcasting & Subscription	7,959	1.6	10,410	2.1
Construction & Building	7,617	1.5	13,293	2.7
Utilities: Oil & Gas	7,306	1.5	2,953	0.6
Transportation: Cargo	7,054	1.4	11,137	2.2
Forest Products & Paper	5,385	1.1	4,555	0.9
Utilities: Electric	4,752	1.0	2,941	0.6
Metals & Mining	4,112	0.8	5,048	1.0
Energy: Oil & Gas	3,559	0.7	763	0.1
Energy: Electricity	3,357	0.7	5,059	1.0
Media: Diversified & Production	2,711	0.5	13,086	2.6
Wholesale	1,928	0.4	—	—
Transportation: Consumer	1,914	0.4	4,773	1.0
Environmental Industries	989	0.2	979	0.2

Total	$501,000	100.0%	$498,405	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 29, 2020 and February 28, 2019. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 29, 2020		February 28, 2019
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Southeast	$165,353	34.0%	$130,604	32.5%
West	99,390	20.5	10,777	2.7
Midwest	75,528	15.5	116,388	29.0
Southwest	61,456	12.7	50,236	12.5
Northeast	18,047	3.7	19,061	4.7
Northwest	9,981	2.1	8,636	2.1
Other(1)	55,877	11.5	66,318	16.5

Total	$485,632	100.0%	$402,020	100.0%

(1)

At February 29, 2020, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments. At February 28, 2019, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and foreign investments.

Results of operations

Operating results for the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018 were as follows:

	For the Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
	($ in thousands)
Total investment income	$58,448	$47,708	$38,615
Total operating expenses	43,587	29,406	25,883
Loss on extinguishment of debt	1,583	—	—

Net investment income	13,278	18,302	12,732
Net realized gains (losses) from investments	42,877	4,874	(5,878)
Net change in unrealized appreciation (depreciation) on investments	(771)	(2,900)	10,825
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	355	(1,767)	—

Net increase in net assets resulting from operations	$55,739	$18,509	$17,679

Investment income

The composition of our investment income for the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018 were as follows:

	For the Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
	($ in thousands)
Interest from investments	$48,047	$43,297	$35,110
Interest from cash and cash equivalents	536	65	28
Management fee income	2,504	1,722	1,509
Incentive fee income	—	633	591
Structuring and advisory fee income	5,286	1,355	825
Other income	2,075	636	552

Total investment income	$58,448	$47,708	$38,615

For the fiscal year ended February 29, 2020, total investment income increased $10.7 million, or 22.5% compared to the fiscal year ended February 28, 2019. Interest income from investments increased $4.7 million, or 11.0%, to $48.0 million for the year ended February 29, 2020 from $43.3 million for the fiscal year ended February 28, 2019. This reflects an increase of 20.8% in total investments to $485.6 million at February 29, 2020 from $402.0 million at February 28, 2019. At February 29, 2020, the weighted average current yield on investments was 9.3% compared to 10.7% at February 28, 2019, which offset some of the interest income increase.

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

For the fiscal year ended February 29, 2020 and February 28, 2019, total PIK income was $4.4 million and $4.2 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generated PIK interest income. The Company sold its interest in Easy Ice, LLC during the year ended February 29, 2020.

For the fiscal year ended February 28, 2019 and February 28, 2018, total PIK income was $4.2 million, and $2.8 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generates PIK interest income.

Following the third refinancing of the CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee. For the years ended February 28, 2019 and February 28, 2018 incentive fee income of $0.6 million and $0.6 million, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

For the fiscal year ended February 29, 2020, February 28, 2019 and February 28, 2018, total structuring and advisory fee income was $5.3 million, $1.4 million and $0.8 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the fiscal year ended February 29, 2020, February 28, 2019 and February 28, 2018, other income was $2.1 million, $0.6 million and $0.6 million, respectively. Other income includes dividends received, origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 were as follows:

	For the Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
		($ in thousands)
Interest and debt financing expenses	$14,683	$13,126	$10,939
Base management fees	8,099	6,879	5,846
Incentive management fees	14,164	4,891	4,334
Professional fees	1,684	1,849	1,591
Administrator expenses	2,131	1,896	1,646
Insurance	260	253	260
Directors fees and expenses	278	291	197
General and administrative and other expenses	1,326	1,248	1,085
Income tax benefit	962	(1,027)	—
Excise tax expense (credit)	—	—	(15)

Total operating expenses	$43,587	$29,406	$25,883

For the year ended February 29, 2020, total operating expenses increased $14.2 million, or 48.2% compared to the year ended February 28, 2019. For the year ended February 28, 2019, total operating expenses increased $3.5 million, or 13.6% compared to the year ended February 28, 2018.

For the year ended February 29, 2020, the increase in interest and debt financing expenses is primarily attributable to an increase in the average outstanding borrowings of the 2025 Notes, partially offset by a decrease in the average outstanding borrowings of the 2023 Notes, which were redeemed during the fiscal year. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes.

Total average outstanding debt increased from $249.3 million for the year ended February 28, 2019 to $273.8 million for the year ended February 29, 2020. For the year ended February 29, 2020, the weighted average interest rate on our outstanding indebtedness was 4.71% compared to the 4.62% for the year ended February 28, 2019. The increase in weighted average interest rate was primarily driven by an increase of $34.5 million in the average outstanding borrowings from the issuance of the 2025 Notes, which carry a fixed rate 6.25% interest rate. The average outstanding borrowings of the 2023 Notes decreased $11.3 million from $74.5 million for the year ended February 28, 2019 to $63.2 million for the year ended February 29, 2020. As noted above, the 2023 Notes were redeemed during the fiscal year ended February 29, 2020. At February 29, 2020 and February 28, 2019, the SBA debentures represented 71.4% and 52.7% of overall debt, respectively.

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

For the year ended February 29, 2020, base management fees increased $1.2 million, or 17.7% compared to the fiscal year ended February 28, 2019. The increase in base management fees results from the 17.7% increase in the average value of our total assets, less cash and cash equivalents, from $393.1 million as of February 28, 2019 to $462.8 million as of February 29, 2020.

For the year ended February 28, 2019, base management fees increased $1.0 million, or 17.7% compared to the fiscal year ended February 28, 2018. The increase in base management fees results from the 17.7% increase in the average value of our total assets, less cash and cash equivalents, from $334.1 million as of February 28, 2018 to $393.1 million as of February 28, 2019.

For the year ended February 29, 2020, incentive management fees increased $9.3 million, or 189.6% compared to the fiscal year ended February 28, 2019. The first part of the incentive management fees increased this year from $4.6 million for the year ended February 28, 2019 to $5.8 million for the year ended February 29, 2020, as higher average total assets of 17.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from $0.3 million for the fiscal year ended February 28, 2019 to $8.4 million for the fiscal year ended February 29, 2020, reflecting the net realized and unrealized gain on investments this year, primarily related to our Censis Technologies, Inc. and Easy Ice, LLC investments and also including the impact of the deferred taxes on unrealized appreciation.

For the year ended February 28, 2019, incentive management fees increased $0.6 million, or 12.9% compared to the fiscal year ended February 28, 2018. The first part of the incentive management fees increased this year from $3.4 million for the year ended February 28, 2018 to $4.6 million for the year ended February 28, 2019, as higher average total assets of 17.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains decreased from $0.9 million for the fiscal year ended February 28, 2018 to $0.3 million for the fiscal year ended February 28, 2019, reflecting the net realized and unrealized gain on investments this year, including the impact of the deferred taxes on unrealized appreciation.

For the year ended February 29, 2020, professional fees decreased $0.2 million, or 8.9% compared to the fiscal year ended February 28, 2019. This decrease primarily relates to decreased legal and accounting fees this year, as the shelf registration statement last year led to higher fees.

For the year ended February 28, 2019, professional fees increased $0.3 million, or 16.3% compared to the fiscal year ended February 28, 2018. This increase primarily relates to increased legal, valuation and accounting fees, including additional cost related to the Sarbanes-Oxley Act implementation.

For the year ended February 29, 2020, administrator expenses increased $0.2 million, or 12.4% compared to the fiscal year ended February 28, 2019, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

For the year ended February 28, 2019, administrator expenses increased $0.3 million, or 15.2% compared to the fiscal year ended February 28, 2018, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018.

As discussed above, the increase in interest and debt financing expenses for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 is primarily attributable to an increase in the average amount of outstanding debt as compared to the prior years.

For the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, the average borrowings outstanding under the Credit Facility was approximately $0.6 million, $3.4 million and $7.1 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 6.66%, 7.10% and 6.02%, respectively.

For the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, the average borrowings outstanding of SBA debentures was $150.0 million, $146.0 million and $130.1 million, respectively. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.23%, 3.20% and 3.14%, respectively.

During the year ended February 29, 2020 and February 28, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $25.5 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes. During the years ended February 29, 2020, 2019 and 2018, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $63.2 million, $74.5 million and $74.5 million, respectively.

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recognized income tax expense (benefit) of $1.0 million, $(1.0) million and $0.0 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 29, 2020, the Company had $167.3 million of sales, repayments, exits or restructurings resulting in $42.9 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2020 were as follows (dollars in thousands):

Fiscal year ended February 29, 2020

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Easy Ice, LLC	Equity Interests	$41,928	$10,703	$31,225
Censis Technologies, Inc.	Equity Interests	12,280	999	11,281

The $31.2 million and $11.3 million of net realized gains was from the sales of the equity positions in Easy Ice, LLC and Censis Technologies, Inc., respectively.

For the fiscal year ended February 28, 2019, the Company had $135.7 million of sales, repayments, exits or restructurings resulting in $4.9 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2019 were as follows (dollars in thousands):

Fiscal year ended February 28, 2019
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
HMN Holdco, LLC	Equity Interests	$642	$62	$580
HMN Holdco, LLC	Equity Interests	4,539	438	4,101

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

The $7.7 million net realized loss on our investment in My Alarm Center, LLC was due to the completion of a sales transaction, following increasing leverage levels combined with declining market conditions in the sector.

The $1.8 million of net realized gain on our investment in Mercury Funding, LLC was driven by the completion of a sales transaction with a strategic acquirer.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 29, 2020, our investments had a net change in unrealized depreciation of $0.8 million versus a net change in unrealized depreciation of $2.9 million for the year ended February 28, 2019. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 29, 2020, were the following (dollars in thousands):

Fiscal year ended February 29, 2020

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	Second Term Lien Loan & Equity Interests	$—	$—	$—	$(3,817)
GreyHeller LLC	First Term Lien Loan & Equity Interests	7,821	9,982	2,161	1,331
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	8,273	12,029	3,756	1,655

The $3.8 million net change in unrealized depreciation in our investment in Easy Ice, LLC was driven by the completion of a sales transaction. In recognizing a realized gain as a result of the sale, unrealized appreciation was adjusted to zero, which resulted in a $3.8 million change in unrealized depreciation for the year.

The $1.3 million net change in unrealized appreciation in our investment GreyHeller LLC was driven by increased operating margins and an increase in overall financial performance.

The $1.7 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

For the year ended February 28, 2019, our investments had a net change in unrealized depreciation of $2.9 million versus a net change in unrealized appreciation of $10.8 million for the year ended February 28, 2018. The most significant cumulative net change in unrealized appreciation (depreciation) for the year ended February 28, 2019, were the following (dollars in thousands):

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

For the year ended February 28, 2018, our investments had a net change in unrealized appreciation of $10.8 million versus a net change in unrealized depreciation of $10.6 million for the year ended February 28, 2017. The most significant cumulative changes in unrealized appreciation for the year ended February 28, 2018, were the following (dollars in thousands):

Fiscal year ended February 28, 2018

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Equity Interests	$9,685	$3,434	$(6,251)	$2,553
My Alarm Center, LLC	Second Lien Term Loan	—	—	—	2,298
Easy Ice, LLC	Equity Interests	8,761	10,760	1,999	1,999
Saratoga Investment Corp. CLO 2013-1 Ltd.	Structured Finance Securities	9,296	11,875	2,579	1,948

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

Changes in net assets resulting from operations

For the fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recorded a net increase in net assets resulting from operations of $55.7 million, $18.5 million and $17.7 million, respectively. Based on 9,319,192 weighted average common shares outstanding as of February 29, 2020, our per share net increase in net assets resulting from operations was $5.98 for the fiscal year ended February 29, 2020. This compares to a per share net increase in net assets resulting from operations of $2.63 for the fiscal year ended February 28, 2019 (based on 7,046,686 weighted average common shares outstanding as of February 28, 2019), and a per share net increase in net assets resulting from operations of $2.93 for the fiscal year ended February 28, 2018 (based on 6,024,040 weighted average common shares outstanding as of February 28, 2018).

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

In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the distribution requirement applicable to RICs under the Code. In satisfying this distribution requirement, in accordance with certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. We may rely on the revenue procedure in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 607.1% as of February 29, 2020 and 234.5% as of February 28, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Credit Facility”) on June 30, 2010, which was most recently amended on April 24, 2020.

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

Collateral. The Credit Facility is secured by substantially all of the assets of the Company (other than assets held by our SBIC subsidiaries) and includes the subordinated notes (“CLO Notes”) issued by Saratoga CLO and the Company’s rights under the CLO Management Agreement (as defined below).

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

•	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Revolving Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from February 24, 2015 to September 17, 2017;

•	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

•	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

•	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	extend the commitment termination date from September 17, 2017 to September 17, 2020;

•	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025;

•	reduce the floor on base rate borrowings from 2.25% to 2.00%;

•	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

•	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

On April 24, 2020, we entered into a fourth amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	permit certain amendments related to the Paycheck Protection Program (“Permitted PPP Amendment”) to Loan Asset Documents;

•	exclude certain debt and interest amounts allowed by the Permitted PPP Amendments from certain calculations related to Net Leverage Ratio, Interest Coverage Ratio and EBITDA; and

•	exclude such Permitted PPP Amendments from constituting a Material Modification.

As of February 29, 2020, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2019, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 29, 2020 and February 28, 2019 was $35.6 million and $30.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 607.1% as of February 29, 2020 and 234.5% as of February 28, 2019.

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

The SBIC license allows our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. The SBIC LP and SBIC II LP are regulated by the SBA. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million. Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. With this license approval, Saratoga will grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As of February 29, 2020, our SBIC LP subsidiary had $75.0 million in regulatory capital and $150.0 million SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $50.0 million in regulatory capital and did not have any SBA-guaranteed debentures outstanding.

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

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes on January 13, 2017, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 31, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

At February 29, 2020, the total 2025 Notes outstanding was $60.0 million.

In connection with the issuance of the 2025 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

•

if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 2025 Notes and the Trustee, for the period of time during which the 2025 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

At February 29, 2020 and February 28, 2019, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 29, 2020		February 28, 2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$24,599	4.7%	$30,799	6.6%
Cash and cash equivalents, reserve accounts	14,851	2.8	31,295	6.7
First lien term loans	346,233	66.0	202,846	43.7
Second lien term loans	73,570	14.0	125,786	27.1
Unsecured term loans	4,346	0.8	2,100	0.5
Structured finance securities	32,470	6.2	35,328	7.6
Equity interests	29,013	5.5	35,960	7.8

Total	$525,082	100.0%	$464,114	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. For the year ended February 29, 2020, the Company sold 3,427,346 shares for gross proceeds of $85.9 million at an average price of $25.06 for aggregate net proceeds of $84.7 million (net of transaction costs) and as of February 29, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of February 29, 2020, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On January 7, 2020, the Company declared a dividend of $0.56 per share, which was paid on February 6, 2020, to common stockholders of record on January 24, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

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

On November 29, 2017, our board of directors declared a dividend of $0.49 per share payable on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share payable on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

On August 8, 2016, our board of directors declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record as of February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record as of November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record as of August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on as of May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record as of May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2020:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	79,000	71,000
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$210,000	$—	$—	$79,000	$131,000

Off-balance sheet arrangements

At February 29, 2020 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $64.1 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 29, 2020 and February 28, 2019 is shown in the table below (dollars in thousands):

	February 29, 2020	February 28, 2019
At Company’s discretion
inMotionNow, Inc.	$3,000	$—
Omatic Software, LLC	1,000	1,000
Passageways, Inc.	5,000	—
PDDS Buyer, LLC	5,000	—
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd	17,500	—
Top Gun Pressure Washing, LLC	5,000	—
Village Realty Holdings LLC	10,000	—

Total	46,500	1,000

At portfolio company’s discretion—satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	$1,000	$—
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Davisware, LLC	2,000	—
Destiny Solutions Inc.	—	1,500
GDS Holdings US, Inc.	—	1,000
GoReact	2,000	—
HemaTerra Holding Company, LLC	4,000	—
Passageways, Inc.	3,000	—
Village Realty Holdings LLC	1,124	—

	17,624	3,500

Total	$64,124	$4,500

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of market risk. We consider our principal market risk to be the fluctuation in interest rates. Managing this risk is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor this risk and thresholds by means of administrative and information technology systems and other policies and processes. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At February 29, 2020, we had $210.0 million of borrowings outstanding. There were no borrowings outstanding under the revolving credit facility as of February 29, 2020. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 29, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $2.7 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.8 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 29, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
($ in thousands)
-100	$(815)	$—	$(815)	$(0.09)
-50	(746)	—	(746)	(0.08)
-25	(408)	—	(408)	(0.04)
25	467	—	467	0.05
50	1,086	—	1,086	0.12
100	2,672	—	2,672	0.29
200	6,672	—	6,672	0.72
300	10,713	—	10,713	1.15
400	14,754	—	14,754	1.58

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2020.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of February 29, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in the consolidated financial statements of the Company in this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	60	Chairman of the Board and Chief Executive Officer	2010	2021
Michael J. Grisius	56	President and Director	2011	2020
Independent Directors
Steven M. Looney	70	Director	2007	2022
Charles S. Whitman III	78	Director	2007	2022
G. Cabell Williams	66	Director	2007	2020

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

Michael J. Grisius—Mr. Grisius has over 29 years of experience in leveraged finance, investment management and financial services. He has originated, structured, negotiated, consummated, managed and monitored numerous successful investments in mezzanine debt, private equity, senior debt, structured products and commercial real estate debt. Mr. Grisius is Chief Investment Officer and a Managing Director of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and was appointed President of the Company in February 2013. Mr. Grisius joined Saratoga Investment Advisors, LLC in July 2011.

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

G. Cabell Williams—Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is a Partner, Senior Manager and Director of Farragut Capital Partners, which is a Mezzanine Fund based out of Chevy Chase, Maryland. In 2004, Mr. Williams concluded a 23-year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, CIO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, CIO and Managing Director.

Executive Officer Who Is Not Also a Director

The following table sets forth the name, age and position held by our executive officer who is not also a director, followed by a brief biography, including the business experience during the past five years.

Name	Age	Position
Executive Officer
Henri J. Steenkamp	44	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary

Henri J. Steenkamp—Mr. Steenkamp, 44 years old, had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer of the holding company through January 2013.

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

Practices and Policies Regarding Hedging, Speculative Trading and Pledging of Securities

Our insider trading policy generally prohibits the Company’s and our Investment Adviser’s directors, officers and employees from engaging in any short-term trading, short sales and other speculative transactions involving our securities, including buying or selling puts or calls or other derivative securities based on our securities. In addition, such persons are generally prohibited under our insider trading policy from entering into hedging or monetization transactions or similar arrangements, as well as pledging our securities in a margin account or as collateral for a loan, except in limited circumstances that are pre-approved by our chief compliance officer.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 29, 2020:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$—	$—
Michael J. Grisius(1)	—	—
Independent Directors
Steven M. Looney	$96,000	$96,000
Charles S. Whitman III	91,000	91,000
G. Cabell Williams	91,000	91,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year 2020, none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 5, 2020, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 11,217,545 shares of common stock outstanding as of May 5, 2020. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,525,246	(1)	13.6%
Michael J. Grisius	153,725		1.4%
Executive Officer
Henri J. Steenkamp	11,048		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	3,183		*
G. Cabell Williams	52,193		*

All Directors and Executive Officers as a Group	1,747,903		15.6%

Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	848,800		7.6%
Elizabeth Oberbeck(3)	549,183		4.9%
Thomas V. Inglesby	354,236		3.2%

*	Less than 1.0%

Mr. Oberbeck and Inglesby are affiliates who make up 16.8% of the ownership of SAR.

(1)

Includes 725,435 shares of common stock directly held by Mr. Oberbeck, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 31,843 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 1,011 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.

(2)

Based on information included in Amendment No. 9 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 14, 2020. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 29, 2020 and February 28, 2019, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended	Fiscal Year Ended
	February 29, 2020	February 28, 2019
Audit Fees	$647,000	$725,000
Tax Fees	42,000	41,200

Total Fees	$689,000	$766,200

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended	Fiscal Year Ended
	February 29, 2020	February 28, 2019
CLO Audit Fees	$65,000	$65,000
Tax Services for Company’s Subsidiaries	—	—
All Other Fees	28,000	26,000

Total Fees	$93,000	$91,000

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

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 29, 2020 and February 28, 2019

Consolidated Statements of Operations for the years ended February 29, 2020, February 28, 2019 and February 28, 2018

Consolidated Schedules of Investments as of February 29, 2020 and February 28, 2019

Consolidated Statements of Changes in Net Assets for the years ended February 29, 2020, February 28, 2019 and February 28, 2018

Consolidated Statements of Cash Flows for the years ended February 29, 2020, February 28, 2019 and February 28, 2018

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.10	Description of Securities.

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).

10.18	Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

23.2*	Consent of Ernst & Young Ltd. for Saratoga Investment Corp. CLO 2013-1, Ltd.

23.3*	Consent of Ernst & Young LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 6, 2020	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive	May 6, 2020
Christian L. Oberbeck	Officer (Principal Executive Officer)

/s/ MICHAEL J. GRISIUS	Member of the Board of Directors	May 6, 2020
Michael J. Grisius

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 6, 2020
Henri J. Steenkamp	Principal Financial Officer)

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 6, 2020
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 6, 2020
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 6, 2020
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2020 and February 28, 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 6, 2020 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 29, 2020 and February 28, 2019 by correspondence with the portfolio companies, custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York

May 6, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Saratoga Investment Corp.’s internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Saratoga Investment Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated May 6, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New York, New York

May 6, 2020

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 29, 2020	February 28, 2019
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $418,006,725 and $307,136,188, respectively)	$420,442,928	$306,511,427
Affiliate investments (amortized cost of $23,998,917 and $18,514,716, respectively)	18,485,854	11,463,081
Control investments (amortized cost of $44,293,619 and $76,265,189, respectively)	46,703,192	84,045,212

Total investments at fair value (amortized cost of $486,299,261 and $401,916,093, respectively)	485,631,974	402,019,720
Cash and cash equivalents	24,598,905	30,799,068
Cash and cash equivalents, reserve accounts	14,851,447	31,295,326
Interest receivable (net of reserve of $1,238,049 and $647,210, respectively)	4,810,456	3,746,604
Due from affiliate (See Note 6)	—	1,673,747
Management fee receivable	272,207	542,094
Other assets	701,007	595,543

Total assets	$530,865,996	$470,672,102

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(512,628)	(605,189)
SBA debentures payable	150,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,561,495)	(2,396,931)
2023 Notes payable	—	74,450,500
Deferred debt financing costs, 2023 notes payable	—	(1,919,620)
2025 Notes payable	60,000,000	60,000,000
Deferred debt financing costs, 2025 notes payable	(2,046,735)	(2,377,551)
Base management and incentive fees payable	15,800,097	6,684,785
Deferred tax liability	1,347,363	739,716
Accounts payable and accrued expenses	1,713,157	1,615,443
Interest and debt fees payable	2,234,042	3,224,671
Directors fees payable	61,500	62,000
Due to manager	543,842	319,091

Total liabilities	$226,579,143	$289,796,915

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $.001, 100,000,000 common shares authorized, 11,217,545 and 7,657,156 common shares issued and outstanding, respectively	$11,218	$7,657
Capital in excess of par value	289,476,991	203,552,800
Total distributable earnings (loss)	14,798,644	(22,685,270)

Total net assets	304,286,853	180,875,187

Total liabilities and net assets	$530,865,996	$470,672,102

NET ASSET VALUE PER SHARE	$27.13	$23.62

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$36,252,113	$33,329,539	$26,648,380
Affiliate investments	1,230,578	963,289	886,948
Control investments	6,175,120	4,785,044	4,768,534
Payment-in-kind interest income:
Non-control/Non-affiliate investments	816,041	780,112	984,305
Affiliate investments	167,836	150,284	80,460
Control investments	3,405,307	3,288,902	1,741,334

Total interest from investments	48,046,995	43,297,170	35,109,961
Interest from cash and cash equivalents	536,053	64,024	27,495
Management fee income	2,503,804	1,722,180	1,509,317
Incentive fee income	—	633,232	591,368
Structuring and advisory fee income*	5,286,475	1,355,393	824,795
Other income*	2,074,864	635,964	552,042

Total investment income	58,448,191	47,707,963	38,614,978

OPERATING EXPENSES
Interest and debt financing expenses	14,682,611	13,125,718	10,938,654
Base management fees	8,098,995	6,879,324	5,846,400
Incentive management fees	14,163,776	4,891,004	4,333,983
Professional fees	1,684,089	1,849,424	1,590,798
Administrator expenses	2,131,250	1,895,833	1,645,833
Insurance	259,981	253,141	259,571
Directors fees and expenses	277,500	290,500	197,500
General & administrative	1,326,457	1,224,462	1,058,009
Income tax expense (benefit)	961,995	(1,027,118)	—
Excise tax credit	—	—	(14,738)
Other expense	—	23,466	27,310

Total operating expenses	43,586,654	29,405,754	25,883,320

Loss on extinguishment of debt	1,583,266	—	—

NET INVESTMENT INCOME	13,278,271	18,302,209	12,731,658

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	11,651,990	4,874,305	(5,877,734)
Control investments	31,225,165	—	166

Net realized gain (loss) from investments	42,877,155	4,874,305	(5,877,568)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	3,060,964	(5,152,206)	6,178,457
Affiliate investments	1,538,572	(853,588)	818,323
Control investments	(5,370,450)	3,105,485	3,828,275

Net change in unrealized appreciation (depreciation) on investments	(770,914)	(2,900,309)	10,825,055
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	354,349	(1,766,835)	—

Net realized and unrealized gain on investments	42,460,590	207,161	4,947,487

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$55,738,861	$18,509,370	$17,679,145

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$5.98	$2.63	$2.93
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	9,319,192	7,046,686	6,024,040

*	Certain prior year amounts have been reclassified to conform to current year presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
INCREASE FROM OPERATIONS:
Net investment income	$13,278,271	$18,302,209	$12,731,658
Net realized gain (loss) from investments	42,877,155	4,874,305	(5,877,568)
Net change in unrealized appreciation (depreciation) on investments	(770,914)	(2,900,309)	10,825,055
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	354,349	(1,766,835)	—

Net increase in net assets resulting from operations	55,738,861	18,509,370	17,679,145

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders(a)	(20,097,580)	(14,188,588)	(11,375,577)

Net decrease in net assets from shareholder distributions	(20,097,580)	(14,188,588)	(11,375,577)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	85,904,441	32,150,157	7,838,351
Stock dividend distribution	3,096,492	2,175,893	2,362,814
Offering costs	(1,230,548)	(1,397,712)	(108,143)

Net increase in net assets from capital share transactions	87,770,385	32,928,338	10,093,022

Total increase in net assets	123,411,666	37,249,120	16,396,590
Net assets at beginning of period, as previously reported	180,875,187	143,691,367	127,294,777
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)	—

Net assets at beginning of period, as adjusted	180,875,187	143,626,067	127,294,777

Net assets at end of period(b)	$304,286,853	$180,875,187	$143,691,367

(a)

Distributions from net investment income and from net realized gains are no longer required to be separately disclosed. For the year ended February 28, 2018, total distributions represented distributions from net investment income of $11,375,577.

(b)

Parenthetical disclosure of accumulated undistributed net investment income is no longer required. For the year ended February 28, 2018, end of period net assets included accumulated distributions in excess of net investment income of $27,862,543.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
Operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$55,738,861	$18,509,370	$17,679,145
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(3,045,533)	(4,149,105)	(2,664,627)
Net accretion of discount on investments	(1,069,710)	(1,222,735)	(1,035,501)
Amortization of deferred debt financing costs	1,340,299	1,187,613	990,035
Loss on extinguishment of debt	1,583,266	—	—
Income tax expense (benefit)	961,995	(1,027,118)	—
Net realized (gain) loss from investments	(42,877,155)	(4,874,305)	5,877,568
Net change in unrealized (appreciation) depreciation on investments	770,914	2,900,309	(10,825,055)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	(354,349)	1,766,835	—
Proceeds from sales and repayments of investments	167,252,601	135,727,976	66,312,032
Purchases of investments	(204,643,371)	(187,707,807)	(107,697,157)
(Increase) decrease in operating assets:
Interest receivable	(1,063,852)	(699,479)	247,325
Due from affiliate	1,673,747	(1,673,747)	—
Management and incentive fee receivable	269,887	(309,070)	(61,918)
Cumulative effect of the adoption of ASC 606 (See Note 2)	—	(65,300)	—
Other assets	(128,982)	(89,865)	(273,897)
Receivable from unsettled trades	—	—	253,041
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	9,115,312	907,841	(37,748)
Accounts payable and accrued expenses	97,714	691,131	215,458
Interest and debt fees payable	(990,629)	220,317	240,117
Directors fees payable	(500)	18,500	(8,000)
Due to manager	224,751	(91,280)	12,866

NET CASH USED IN OPERATING ACTIVITIES	(15,144,734)	(39,979,919)	(30,776,316)

Financing activities
Borrowings on debt	20,200,000	45,590,000	59,800,000
Paydowns on debt	(20,200,000)	(33,250,000)	(34,800,000)
Issuance of notes	—	60,000,000	—
Repayments of notes	(74,450,500)	—	—
Payments of deferred debt financing costs	(755,136)	(2,878,120)	(1,277,266)
Proceeds from issuance of common stock	85,897,846	32,150,157	7,838,351
Payments of cash dividends	(17,001,088)	(12,012,695)	(9,012,763)
Payments of offering costs	(1,190,430)	(1,302,520)	(82,483)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,499,308)	88,296,822	22,465,839

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(22,644,042)	48,316,903	(8,310,477)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	62,094,394	13,777,491	22,087,968

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$39,450,352	$62,094,394	$13,777,491

Supplemental information:
Interest paid during the period	$14,332,943	$11,717,786	$9,708,503
Cash paid for taxes	18,390	66,295	208,164
Supplemental non-cash information:
Payment-in-kind interest income	$3,045,533	$4,149,105	$2,664,627
Net accretion of discount on investments	1,069,710	1,222,735	1,035,501
Amortization of deferred debt financing costs	1,340,299	1,187,613	990,035
Stock dividend distribution	3,096,492	2,175,893	2,362,814

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets

Non-control/Non-affiliate investments—138.2% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,951,463	$17,589,600	5.8%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	10/1/2018	$1,500,000	1,491,938	1,465,800	0.5%
ArbiterSports, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,765,288	25,740,000	8.6%
Arbiter Sports, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$—	—	—	0.0%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	922,337	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,791,686	13,773,206	14,048,211	4.6%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,041,560	19,919,746	20,414,333	6.7%
CoConstruct, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,161,917	4,284,000	1.4%
CoConstruct, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$—	—	—	0.0%
Davisware, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,971,896	2,970,000	1.0%
Davisware, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$—	—	—	0.0%
Destiny Solutions Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,686,318	35,888,400	11.8%
Destiny Solutions Inc. (h), (i)	Business Services	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,805,839	0.9%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 4/22/2020	12/28/2012	$3,300,000	3,299,987	3,300,000	1.1%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	499,464	0.2%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.96% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,049,804	15,990,286	16,049,804	5.3%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.52% Cash, 11/16/2023	5/16/2018	$23,000,000	22,863,835	23,000,000	7.6%
GDS Holdings US, Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,444,170	7,650,000	2.5%
GDS Holdings US, Inc. (d)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$1,000,000	990,526	1,020,000	0.3%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	421,291	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	860,269	0.4%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$15,422,500	15,389,090	15,524,289	5.1%
inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,094,364	12,200,000	4.1%
inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,981,329	2,000,000	0.0%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,893,500	4.9%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,959,602	9,000,000	3.0%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,459,192	5,554,999	1.9%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,961,214	5,034,500	1.7%
Passageways, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,001	2,013,800	0.7%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,042,180	0.8%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,846	7,928,345	2.6%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,850,231	0.9%

		Total Business Services			250,447,294	257,971,192	84.8%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,619	0.1%

		Total Consumer Products			1,589,630	417,619	0.1%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,867,102	1,997,158	0.6%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,981,853	16,000,000	5.3%
EMS LINQ, Inc.	Education	First Lien Term Loan (1M USD LIBOR+8.50%), 10.02% Cash, 8/9/2024	8/9/2019	$14,925,000	14,780,293	14,823,510	4.8%
GoReact	Education	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,930,819	4,950,000	1.6%
GoReact (j)	Education	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$—	—	—	0.0%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 10.15% Cash, 9/13/2023	9/13/2018	$21,231,923	21,086,573	21,202,198	7.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	703,910	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$19,661,200	19,483,213	19,661,200	6.5%

		Total Education			77,012,751	77,340,818	25.4%

TMAC Acquisition Co., LLC	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,880	0.7%

		Total Food and Beverage			2,261,017	2,140,880	0.7%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	428,706	0.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,936,612	9,944,000	3.3%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$3,000,000	2,977,619	2,983,200	1.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.96% Cash, 1/31/2022	1/31/2017	$15,000,000	14,929,216	15,099,000	5.0%
HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,944,473	6,120,000	2.0%
HemaTerra Holding Company, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,912,295	10,200,000	3.4%
TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,259,190	0.7%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	416,550	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,274,482	7,300,000	2.4%
PDDS Buyer, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,888,585	12,184,800	4.0%
PDDS Buyer, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,136,960	0.7%

		Total Healthcare Services			70,471,359	69,072,406	22.7%

See accompanying notes to consolidated financial statements.

Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,180,560	7,264,500	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$3,876,322	3,838,783	3,884,075	1.4%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	354,280	0.1%

		Total Property Management			11,357,572	11,502,855	3.9%

Sub Total Non-control/Non-affiliate investments					418,006,725	420,442,928	138.2%

Affiliate investments—6.0% (b)
Top Gun Pressure Washing, LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,952,729	5,024,500	1.7%
Top Gun Pressure Washing, LLC (f), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$—	—	—	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Business Services	Preferred Equity	8//12/2019	350,000	350,000	350,000	0.1%
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 12.46% Cash, 11/16/2021	11/17/2016	$7,000,000	6,971,109	7,000,000	2.2%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	2,981,503	1.0%

		Total Business Services			13,123,838	15,356,003	5.0%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,939,800	0.6%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,190,051	1,190,051	1,190,051	0.4%

		Total Metals			10,875,079	3,129,851	1.0%

Sub Total Affiliate investments					23,998,917	18,485,854	6.0%

Control investments—15.4% (b)
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,162,734	5,123,191	5,265,989	1.7%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,762,672	2.3%

		Total Business Services			8,273,191	12,028,661	4.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 10.97%, 1/20/2030	1/22/2008	$69,500,000	23,520,428	22,557,240	7.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.21%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,478,000	0.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.46%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,434,750	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 8.96%, 8/20/2021	2/18/2020	$2,500,000	2,500,000	2,204,541	0.8%

		Total Structured Finance Securities			36,020,428	34,674,531	11.4%

Sub Total Control investments					44,293,619	46,703,192	15.4%

TOTAL INVESTMENTS—159.6% (b)					$486,299,261	$485,631,974	159.6%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts—13.0% (b)
U.S. Bank Money Market (l)				39,450,352	$39,450,352	$39,450,352	13.0%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				39,450,352	$39,450,352	$39,450,352	13.0%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 29, 2020, non-qualifying assets represent 11.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $304,286,853 as of February 29, 2020.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 10.97% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 29, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$—	$—	$961,322	$—	$—	$1,331,201
Elyria Foundry Company, L.L.C.	—	—	167,835	—	—	135,600
Top Gun Pressure Washing, LLC	4,950,000	—	269,257	—	—	71,771
TG Pressure Washing Holdings, LLC	350,000	—	—	—	—	—

Total	$5,300,000	$—	$1,398,414	$—	$—	$1,538,572

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$(65,219,080)	$3,335,320	$—	$31,225,165	$(3,816,610)
Easy Ice Masters, LLC	—	(4,169,121)	382,066	—	—	(51,436)
Netreo Holdings, LLC	—	—	578,617	—	—	1,654,603
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	4,058,715	2,503,804	—	(2,840,298)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	280,689	—	—	(5,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	937,378	—	—	(15,750)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (j)	2,500,000	—	7,642	—	—	(295,459)

Total	$2,500,000	$(69,388,201)	$9,580,427	$2,503,804	$31,225,165	$(5,370,450)

(h)	Non-income producing at February 29, 2020.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of February 29, 2020. (see Note 8 to the consolidated financial statements).
(k)

As of February 29, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 29, 2020.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 29, 2020 was 1.52%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

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

See accompanying notes to consolidated financial statements.

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

February 29, 2020

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH, Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

On December 31, 2019, the Company’s second lien term loans in Easy Ice, LLC and Easy Ice Masters, LLC were repaid at par, and its preferred equity was sold in a change of control transaction. In addition to the second lien term loans of $27.9 million and the preferred equity of $10.7 million being repaid in full including all accrued interest, the Company also received approximately $35.6 million of additional proceeds, interest and fees. The Company recognized a gain of $31.2 million, which is included in the net realized gain (loss) from investments in the Company’s consolidated statement of operations from the sale. The SIA-Easy Ice, LLC Taxable Blocker was sold as part of this transaction.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of February 29, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $2.2 million.

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

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the year ended February 29, 2020.

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

As of February 29, 2020, the Company did not exceed any of these limitations.

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

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within our wholly-owned subsidiaries, SBIC LP and SBIC II LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 29, 2020	February 28, 2019	February 28, 2018
Cash and cash equivalents	$24,598,905	$30,799,068	$3,927,579
Cash and cash equivalents, reserve accounts	14,851,447	31,295,326	9,849,912

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$39,450,352	$62,094,394	$13,777,491

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from our Manager, the audit committee of our board of directors and a third-party independent valuation firm. Determinations of fair value may involve subjective judgments and estimates. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•

Each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

•

An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

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

Investment Transactions and Income Recognition

Purchases and sales of investments and the related realized gains or losses are recorded on a trade-date basis. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts over the life of the investment and amortization of premiums on investments up to the earliest call date.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 29, 2020, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio. At February 28, 2019, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.7 million, or 1.4% of the fair value of our portfolio.

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

Structuring and Advisory Fee Income

Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

Other Income

Other income includes dividends received, origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2020, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2017, 2018 and 2019 federal tax years for the Company remain subject to examination by the IRS. At February 29, 2020 and February 28, 2019, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The actual incentive fee payable to the Company’s Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and only reflected those realized capital gains net of realized and unrealized losses for the period.

New Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

SEC Disclosure Update and Simplification

In March 2019, the U.S. Securities Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company has adopted the final rule, as applicable under SEC Release No. 33-10618 and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$346,233	$346,233
Second lien term loans	—	—	73,570	73,570
Unsecured term loans	—	—	4,346	4,346
Structured finance securities	—	—	32,470	32,470
Equity interests	—	—	29,013	29,013

Total	$—	$—	$485,632	$485,632

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	673	2,874	45	4	(550)	3,046
Net accretion of discount on investments	799	271	—	—	—	1,070
Net change in unrealized appreciation (depreciation) on investments	2,614	99	(299)	(2,862)	(323)	(771)
Purchases	197,059	—	2,500	—	5,084	204,643
Sales and repayments	(56,890)	(55,460)	—	—	(54,903)	(167,253)
Net realized gain (loss) from investments	(868)	—	—	—	43,745	42,877

Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$1,546	$140	$(299)	$(2,863)	$4,069	$2,593

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2, or 3 during the year ended February 29, 2020.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2019 (dollars in thousands):

	Syndicated loans	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2018	$4,106	$197,359	$95,075	$—	$16,374	$29,780	$342,694
Payment-in-kind and other adjustments to cost	—	611	2,570	—	—	969	4,150
Net accretion of discount on investments	73	851	298	—	—	—	1,222
Net change in unrealized appreciation (depreciation) on investments	(73)	412	(1,690)	(116)	(767)	(666)	(2,900)
Purchases	—	89,218	47,844	20,000	24,269	6,377	187,708
Sales and repayments	(4,106)	(85,431)	(18,311)	(17,784)	(4,548)	(5,548)	(135,728)
Net realized gain (loss) from investments	—	(174)	—	—	—	5,048	4,874

Balance as of February 28, 2019	$—	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$—	$905	$(1,599)	$(116)	$(768)	$3,805	$2,227

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2, or 3 during the year ended February 29, 2019.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$346,233	Market Comparables	Market Yield (%)	7.8% - 12.5%	9.7%
			EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans	73,570	Market Comparables	Market Yield (%)	9.5% - 85.1%	13.0%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	4,346	Market Comparables	Market Yield (%)	18.3% - 21.3%	19.8%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	32,470	Discounted Cash Flow	Discount Rate (%)	9.25% - 16.00%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	29,013	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	6.5x
			Revenue Multiples (x)	1.0x - 40.7x	7.3x

Total	$485,632

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2019 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$202,846	Market Comparables	Market Yield (%)	8.6% - 13.2%	11.0%
			EBITDA Multiples (x)	3.0x	3.0x
Second lien term loans	125,786	Market Comparables	Market Yield (%)	10.5% - 41.1%	12.8%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	2,100	Market Comparables	Market Yield (%)	15.0%	15.0%
			EBITDA Multiples (x)	4.8x	4.8x
Structured finance securities	35,328	Discounted Cash Flow	Discount Rate (%)	9.0% - 15.0%	13.6%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	35,960	Market Comparables	EBITDA Multiples (x)	4.0x - 14.7x	6.7x
			Revenue Multiples (x)	0.6x - 39.6x	10.1x

Total	$402,020

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a market quote in deriving a value, a significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of February 29, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$343,100	70.5%	$346,233	71.3%
Second lien term loans	75,478	15.5	73,570	15.1
Unsecured term loans	4,761	1.0	4,346	0.9
Structured finance securities	33,521	6.9	32,470	6.7
Equity interests	29,439	6.1	29,013	6.0

Total	$486,299	100.0%	$485,632	100.0%

The composition of our investments as of February 28, 2019 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$202,328	50.3%	$202,846	50.5%
Second lien term loans	127,793	31.8	125,786	31.3
Unsecured term loans	2,217	0.6	2,100	0.5
Structured finance securities	33,516	8.3	35,328	8.8
Equity interests	36,062	9.0	35,960	8.9

Total	$401,916	100.0%	$402,020	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 29, 2020. The inputs at February 29, 2020 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 16.0%

•	Prepayment rate: 20.0%

•	Reinvestment rate / price: L+360bps / $99.75

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of February 29, 2020.

CLEO Communications Holding, LLC

CLEO Communications Holding, LLC (“Cleo”) is a provider of technology enabled data communication and integration platform for daily business transactions. Cleo’s platform allows for the automation of business-to-business transaction information for customers operating in the retail, manufacturing, logistics and the healthcare verticals. The platform also allows for internal application-to-application communication, allowing customers’ core enterprise software applications to easily share and transfer data.

Destiny Solutions Inc.

Destiny Solutions provides a SaaS-based student lifecycle management (“SLM”) software solution used by higher education institutions to manage their continuing education (“CE”) and non-degree educational programs for “non-traditional” students who fall outside of the “traditional” student profile. Traditional students are full-time students working toward an undergraduate, graduate, or doctorate degree. Destiny’s software acts as the ERP, CRM, e-commerce platform, and student information management system for non-traditional student programs.

Saratoga Investment Corp. CLO 2013-1, Ltd.

The Company has a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO invests primarily in senior secured first lien term loans. The Company also holds an investment in the subordinated note and Class F-R-2 and G-R-2 notes of the Saratoga CLO. In addition, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, in order to provide capital necessary to support warehouse activities.

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

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd. (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. Interest accrued on the investment in the CLO 2013-1 Warehouse Loan is included in interest income on the Company’s consolidated statement of operations. During the year ended February 28, 2019, the maximum amount invested by the Company in the CLO 2013-1 Warehouse Loan amounted to $20.0 million and at February 28, 2019, the Company no longer held an investment in the CLO 2013-1 Warehouse Loan.

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period ending January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, the Company also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-Warehouse loan was repaid.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 29, 2020, the Company invested $2.5 million in aggregate principal amount of the CLO 2013-1 Warehouse 2 Loan and as of February 29, 2020, the fair value of this investment was $2.2 million.

The Saratoga CLO remains 100.0% owned and managed by the Company. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we accrued management fee income of $2.5 million, $1.7 million and $1.5 million, respectively, and interest income of $4.1 million, $2.9 million and $2.4 million, respectively, from the Saratoga CLO. In conjunction with the third refinancing and issuance of the Saratoga CLO’s 2013-1 Reset CLO Notes (the “2013-1 Reset CLO Notes”) on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional. Prior to the refinancing, incentive fee income of $0.6 million and $0.6 million for the years ended February 28, 2019 and February 28, 2018, respectively, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved. The incentive fee income from the Saratoga CLO is reported as incentive fee income on the Company’s consolidated statement of operations. See Note 4 for additional information.

As of February 29, 2020, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $22.6 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 29, 2020, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.4 million, respectively. As of February 29, 2020, Saratoga CLO had investments with a principal balance of $528.4 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $475.1 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 29, 2020, the present value of the projected future cash flows of the subordinated notes was approximately $22.9 million, using a 16.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $60.5 million, management fees of $22.1 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

As of February 28, 2019, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $25.4 million. As of February 28, 2019, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.5 million, respectively. As of February 28, 2019, Saratoga CLO had investments with a principal balance of $510.3 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $470.0 million with a weighted average spread over LIBOR of 2.3%. As of February 28, 2019, the present value of the projected future cash flows of the subordinated notes, was approximately $26.6 million, using a 15.0% discount rate.

The separate audited financial statements of the Saratoga CLO as of February 29, 2020 and February 28, 2019, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, are presented on page S-1.

Note 5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. The Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. As of February 29, 2020 and February 28, 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to expired capital losses, nondeductible excise tax, reversal of blocker income earned, the sale of a blocker corporation, market discount and interest income with respect to the Saratoga CLO which is consolidated for tax purposes as follows (dollars in thousands):

	February 29, 2020	February 28, 2019
Capital in excess of par value	$(1,843)	$(18,350)
Total distributable earnings (loss)	1,843	18,350

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 was as follows (dollars in thousands):

	February 29, 2020	February 28, 2019	February 28, 2018
Ordinary income	$15,292	$14,189	$11,376
Capital gains	4,806	—	—

Total	$20,098	$14,189	$11,376

For federal income tax purposes, as of February 29, 2020, the aggregate net unrealized depreciation for all securities was $17.5 million. The aggregate cost of securities for federal income tax purposes was $969.4 million.

For federal income tax purposes, as of February 28, 2019, the aggregate net unrealized depreciation for all securities was $9.3 million. The aggregate cost of securities for federal income tax purposes was $874.4 million.

As of February 29, 2020 and February 28, 2019, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for tax purposes, market discount and original issue discount income, interest income accrual on defaulted loan, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 29, 2020	February 28, 2019
Post October loss deferred	$—	$—
Accumulated capital losses	—	(14,982)
Other temporary differences	174	991
Undistributed ordinary income	—	751
Unrealized appreciation (depreciation)	(17,453)	(9,257)

Total components of accumulated losses	$(17,279)	$(22,497)

The Company had incurred capital losses of $9.3 million for year ended February 28, 2011 that expired on February 28, 2019 and incurred capital losses of $13.0 million for the year ended February 28, 2010 that expired as of February 28, 2018.

As of February 29, 2020, the Company had net capital gains of $25.9 million. The Company utilized $10.7 million of short-term capital loss carryovers and $4.3 million of long-term capital loss carryovers during the fiscal year ended February 29, 2020. These prior year losses were deemed to arise on the first day of the Company’s fiscal year. As of February 29, 2020, the Company has no remaining capital loss carryovers.

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

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2017—2020) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

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

SIA-Avionte, Inc., SIA-Easy Ice, LLC, SIA-GH Inc., SIA-HT, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. SIA-Easy Ice, LLC was sold during the year ended February 29, 2020 and as part of this transaction, the actual legal entity (“Tax Blocker”) that owned the preferred equity was sold. This Tax Blocker was a wholly-owned subsidiary of the Company. For purposes of tax accounting, the Company had an $8.0 million tax basis in the Tax Blocker.

Deferred tax assets and liabilities, and related valuation allowances, as of February 29, 2020, February 28, 2019 and February 28, 2018, were as follows:

	February 29, 2020	February 28, 2019	February 28, 2018
Total deferred tax assets	$1,744,879	$2,533,426	$—
Total deferred tax liabilities	(1,412,486)	(1,766,835)	—
Valuation allowance on net deferred tax assets	(1,679,756)	(1,506,307)	—

Net deferrred tax liability	$(1,347,363)	$(739,716)	$—

As of February 29, 2020, the valuation allowance on deferred tax assets was $1.7 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the year ended February 29, 2020 includes $(0.4) million net change in unrealized appreciation (depreciation) on investments and $1.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the year ended February 28, 2019 includes $1.8 million change in unrealized appreciation (depreciation) on investments and $(1.1) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the year ended February 28, 2018 includes $0.0 million change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 29, 2020	February 28, 2019	February 28, 2018
Current
Federal	$—	$—	$—
State	—	—	—

Net current expense	—	—	—

Deferred
Federal	480,415	686,445	—
State	127,232	53,271	—

Net deferred expense	607,647	739,716	—

Net tax provision	$607,647	$739,716	$—

The Company has federal net operating loss carryforwards of $0.1 million which will expire starting in 2037, with the remaining net operating loss carryforwards of $3.5 million having an indefinite life. In addition, the Company has state net operating loss carryforwards of $1.7 million, which begin to expire in fiscal year 2028.

Income tax expense was computed by applying the U.S. federal statutory rate of 21% combined with the weighted average state tax rate applicable to each taxable blocker based on the states they operate in.

Note 6. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

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

Base Management Fee and Incentive Management Fee

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

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company incurred $8.1 million, $6.9 million and $5.8 million in base management fees, respectively. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company incurred $5.8 million, $4.6 million and $3.4 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we accrued $8.4 million, $0.3 million and $0.9 million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 29, 2020, the base management fees accrual was $2.1 million and the incentive fees accrual was $13.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, the base management fees accrual was $1.9 million and the incentive fees accrual was $4.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

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

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recognized $2.1 million, $1.9 million and $1.6 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 29, 2020, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2019, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

On December 14, 2018, the Company completed the third refinancing and issuance of the 2013-1 Reset CLO Notes. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. During the year ended February 29, 2020, the Company received full payment of $1.7 million from the Saratoga CLO for such transaction costs.

During the year ended February 28, 2019, the maximum amount invested by the Company in the CLO 2013-1 Warehouse Loan amounted to $20.0 million, with interest income of $0.5 million recognized related to the CLO 2013-1 Warehouse Loan and is included in interest from investments on the Company’s consolidated statement of operations for the year ended February 28, 2019.

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recognized $2.5 million, $1.7 million and $1.5 million in management fee income, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. For the years ended February 28, 2019 and February 28, 2018, we recognized incentive fee income of $0.6 million and $0.6 million, respectively, related to the Saratoga CLO.

On February 11, 2020, the Company entered into an unsecured loan agreement CLO 2013-1 Warehouse 2 Loan with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. During the year ended February 29, 2020, the Company invested $2.5 million in aggregate principal amount of the CLO 2013-1 Warehouse 2 Loan and as of February 29, 2020, the fair value of this investment was $2.2 million.

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 607.1% as of February 29, 2020 and 234.5% as of February 28, 2019. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

On July 30, 2010, we used the net proceeds from (i) a stock purchase transaction and (ii) a portion of the funds available to us under the $40.0 million senior secured revolving credit facility (the “Credit Facility”) with Madison Capital Funding LLC, in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Credit Facility to secure our obligations thereunder.

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

As of February 29, 2020 and February 28, 2019, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recorded $0.6 million, $0.7 million and $0.8 million of interest expense, respectively, which includes commitment and administrative agent fees.

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recorded $0.09 million, $0.1 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the fiscal year ended February 29, 2020, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $0.6 million and 6.66%, respectively. For the fiscal year ended February 28, 2019, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $3.4 million and 7.10%, respectively. For the fiscal year ended February 28, 2018, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $7.1 million and 6.02%, respectively.

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

Our borrowing base under the Credit Facility was $35.6 million, subject to the Credit Facility cap of $45.0 million at February 29, 2020. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 29, 2020 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2019, as filed with the SEC on January 8, 2020. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 29, 2020, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $150.0 million of SBA-guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $50.0 million of equity capital and do not have any SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage test by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

At February 29, 2020 and February 28, 2019, there was $150.0 million and $150.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $0.7 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recorded $4.8 million, $4.7 million and $4.1 million of interest expense related to the SBA debentures, respectively. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we recorded $0.5 million, $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 29, 2020, February 28, 2019 and February 28, 2018 on the outstanding borrowings of the SBA debentures was 3.23%, 3.20% and 3.14%, respectively. During the years ended February 29, 2020 and February 28, 2019, the average dollar amount of SBA debentures outstanding was $150.0 million and $146.0 million, respectively.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. Interest on the 2023 Notes is paid quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate of 6.75% per year, beginning March 30, 2017. The 2023 Notes mature on December 30, 2023, and commencing December 21, 2019, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. As of February 28, 2019, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively.

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. Upon the extinguishment of the 2023 Notes, the remaining unamortized deferred debt financing costs of $1.6 million (including underwriting commissions and net of issuance premiums), was recorded within loss on debt extinguishment in the consolidated statements of operations for the year ended February 29, 2020 when the related 2023 Notes were extinguished. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share, and have been delisted following the redemption.

For the years ended February 28, 2019 and February 28, 2018, we recorded $5.0 million and $5.0 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing cost related to the 2023 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2019 and February 28, 2018, the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million, respectively.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 2025 Notes within 30 days. Interest on the 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 2025 Notes mature on August 31, 2025 and commencing August 31, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes.

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

As of February 29, 2020, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of February 29, 2020, the carrying amount and fair value of the 2025 Notes was $60.0 million and $60.6 million, respectively. The fair value of the 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the year ended February 29, 2020 and February 28, 2019, we recorded $3.7 million and $1.6 million, respectively, of interest expense and $0.4 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 29, 2020 and February 28, 2019, the average dollar amount of 2025 Notes outstanding was $60 million and $25 million, respectively.

As noted above, on December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. As of February 28, 2019, the carrying amount and fair value of the 2023 Notes was $74.5 million and $76.4 million, respectively.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2020 (as of February 29, 2020)	$—	$6,071	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$—	$2,345	—	N/A
Fiscal year 2018 (as of February 28, 2018)	$—	$2,930	—	N/A
Fiscal year 2017 (as of February 28, 2017)	$—	$2,710	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$—	$3,025	—	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	—	N/A
Fiscal year 2014 (as of February 28, 2014)	$—	$3,348	—	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$—	$—	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	—	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	—	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	—	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$—	$—	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$—	$—	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$—	$—	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$—	$—	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	—	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	—	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	—	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	—	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	—	$24.97	(11)

(1)

We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(2)

This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)

Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)

The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.
(7)

On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2020:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	150,000	—	—	79,000	71,000
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$210,000	$—	$—	$79,000	$131,000

Off-Balance Sheet Arrangements

At February 29, 2020 and February 28, 2019, the Company’s off-balance sheet arrangements consisted of $64.1 million and $4.5 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 29, 2020 and February 28, 2019 is shown in the table below (dollars in thousands):

	February 29, 2020	February 28, 2019
At Company’s discretion
inMotionNow, Inc.	$3,000	$—
Omatic Software, LLC	1,000	1,000
Passageways, Inc.	5,000	—
PDDS Buyer, LLC	5,000	—
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd	17,500	—
Top Gun Pressure Washing, LLC	5,000	—
Village Realty Holdings LLC	10,000	—

Total	46,500	1,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	1,000	—
Axiom Purchaser, Inc.	1,000	1,000
CoConstruct, LLC	3,500	—
Davisware, LLC	2,000	—
Destiny Solutions Inc.	—	1,500
GDS Holdings US, Inc.	—	1,000
GoReact	2,000	—
HemaTerra Holding Company, LLC	4,000	—
Passageways, Inc.	3,000	—
Village Realty Holdings LLC	1,124	—

	17,624	3,500

Total	$64,124	$4,500

Note 9. Directors Fees

The independent directors each receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, we incurred $0.3 million, $0.3 million and $0.2 million for directors’ fees and expenses, respectively. As of February 29, 2020 and February 28, 2019, $0.06 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 29, 2020, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of February 29, 2020, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 29, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 29, 2020, the Company sold 3,427,346 shares for gross proceeds of $85.9 million at an average price of $25.06 for aggregate net proceeds of $84.7 million (net of transaction costs).

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

The Company elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, as shown in the tables below:

	For the Year Ended February 29, 2020
	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

Increase (Decrease) from Operations:
Net investment income	—	—	—	3,680,788	3,680,788
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	—	1,772,634
Stock dividend distribution	31,240	31	667,358	—	667,389
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(4,365)	—	(4,365)

Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,956,074	4,956,074
Net realized gain (loss) from investments	—	—	—	1,870,089	1,870,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,457,872	1,457,872
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(704,263)	(704,263)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,336,226)	(4,336,226)
Capital Share Transactions:
Proceeds from issuance of common stock	1,371,667	1,371	34,101,012	—	34,102,383
Stock dividend distribution	31,545	32	714,497	—	714,529
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(507,592)	—	(507,592)

Balance at August 31, 2019	9,168,056	$9,168	$240,296,267	$(15,968,868)	$224,336,567

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,575,303	4,575,303
Net realized gain (loss) from investments	—	—	—	10,739,678	10,739,678
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(536,151)	(536,151)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(1,061,608)	(1,061,608)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(5,323,383)	(5,323,383)
Capital Share Transactions:
Proceeds from issuance of common stock	1,952,367	1,951	49,351,357	—	49,353,308
Stock dividend distribution	34,575	36	806,857	—	806,893
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(710,257)	—	(710,257)

Balance at November 30, 2019	11,154,998	$11,155	$289,744,224	$(7,575,029)	$282,180,350

Increase (Decrease) from Operations:
Net investment income	—	—	—	66,106	66,106
Net realized gain (loss) from investments	—	—	—	30,267,388	30,267,388
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,681,765)	(5,681,765)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	2,141,150	2,141,150
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(6,261,839)	(6,261,839)
Capital Share Transactions:
Proceeds from issuance of common stock	26,865	27	676,089	—	676,116
Stock dividend distribution	35,682	36	907,645	—	907,681
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(8,334)	—	(8,334)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,842,633)	1,842,633	—

Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 29, 2020	February 28, 2019	February 28, 2018
Net increase in net assets resulting from operations	$55,739	$18,509	$17,679
Weighted average common shares outstanding	9,319,192	7,046,686	6,024,040
Weighted average earnings per common share	$5.98	$2.63	$2.93

Note 12. Dividend

On January 7, 2020, the Company declared a dividend of $0.56 per share, which was paid on February 6, 2020, to common stockholders of record on January 24, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

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

On November 29, 2017, the Company declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, the Company declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record as of September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, the Company declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record as of June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

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

On January 12, 2017, the Company declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

On October 5, 2016, the Company declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

On August 8, 2016, the Company declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, the Company declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, the Company declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, the Company declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record on February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, the Company declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record on November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, the Company declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record on August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, the Company declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

On April 9, 2015, the Company declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record on May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of the Company’s outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, the Company declared a dividend of $0.22 per share, which was paid on February 27, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

On September 24, 2014, the Company declared a dividend of $0.18 per share, which was paid on November 28, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

The following tables summarize dividends declared for the years ended February 29, 2020, February 28, 2019, February 28, 2018, February 28, 2017 and February 29, 2016 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 7, 2020	January 24, 2020	February 6, 2020	$0.56	$6,262
August 27, 2019	September 13, 2019	September 26, 2019	0.56	5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176

Total dividends declared			$2.21	$20,097

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 27, 2018	December 17, 2018	January 2, 2019	$0.53	$3,980
August 28, 2018	September 17, 2018	September 27, 2018	0.52	3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129

Total dividends declared			$2.06	$14,189

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 29, 2017	December 15, 2017	December 27, 2017	$0.49	$3,052
August 28, 2017	September 15, 2017	September 26, 2017	0.48	2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666

Total dividends declared			$1.90	$11,376

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 12, 2017	January 31, 2017	February 9, 2017	$0.45	$2,585
October 5, 2016	October 31, 2016	November 9, 2016	0.44	2,509
August 8, 2016	August 24, 2016	September 5, 2016	0.20	1,151
July 7, 2016	July 29, 2016	August 9, 2016	0.43	2,466
March 31, 2016	April 15, 2016	April 27, 2016	0.41	2,346

Total dividends declared			$1.93	$11,057

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 12, 2016	February 1, 2016	February 29, 2016	$0.40	$2,278
October 7, 2015	November 2, 2015	November 30, 2015	0.36	2,028
July 8, 2015	August 3, 2015	August 31, 2015	0.33	1,844
May 14, 2015	May 26, 2015	June 5, 2015	1.00	5,429
April 9, 2015	May 4, 2015	May 29, 2015	0.27	1,466

Total dividends declared			$2.36	$13,045

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 29, 2020, February 28, 2019, February 28, 2018, February 28, 2017 and February 29, 2016:

Per share data	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016
Net asset value at beginning of period	$23.62	$22.96	$21.97	$22.06	$22.70
Adoption of ASC 606	—	(0.01)	—	—	—

Net asset value at beginning of period, as adjusted	23.62	22.95	21.97	22.06	22.70
Net investment income(1)	1.42	2.60	2.11	1.68	1.91
Net realized and unrealized gains (losses) on investments(1)	4.56	0.03	0.82	0.30	0.18

Net increase in net assets resulting from operations	5.98	2.63	2.93	1.98	2.09
Distributions declared from net investment income	(2.21)	(2.06)	(1.90)	(1.93)	(2.36)

Total distributions to stockholders	(2.21)	(2.06)	(1.90)	(1.93)	(2.36)
Issuance of common stock above net asset value(2)	—	0.15	—	—	—
Dilution(3)	(0.26)	(0.05)	(0.04)	(0.14)	(0.37)

Net asset value at end of period	$27.13	$23.62	$22.96	$21.97	$22.06

Net assets at end of period	$304,286,853	$180,875,187	$143,691,367	$127,294,777	$125,149,875
Shares outstanding at end of period	11,217,545	7,657,156	6,257,029	5,794,600	5,672,227
Per share market value at end of period	$22.91	$23.04	$21.86	$22.74	$14.22
Total return based on market value(4)	9.28%	16.11%	5.28%	80.83%	4.27%
Total return based on net asset value(5)	26.22%	13.33%	14.45%	12.62%	11.10%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	5.63%	11.22%	9.37%	7.57%	8.52%
Expenses:
Ratio of operating expenses to average net assets	6.25%	6.98%	7.81%	7.21%	6.93%
Ratio of loss on extinguishment of debt to average net assets	0.67%	—	—	1.14%	—
Ratio of incentive management fees to average net assets	6.01%	3.00%	3.19%	2.31%	1.78%
Ratio of interest and debt financing expenses to average net assets	6.23%	8.05%	8.05%	7.75%	6.75%

Ratio of total expenses to average net assets	19.16%	18.03%	19.05%	18.41%	15.46%
Portfolio turnover rate(6)	36.82%	35.26%	19.73%	43.76%	26.22%
Asset coverage ratio per unit(7)	6,071	2,345	2,930	2,710	3,025
Average market value per unit
Credit Facility(8)	N/A	N/A	N/A	N/A	N/A
SBA Debentures(8)	N/A	N/A	N/A	N/A	N/A
2020 Notes	N/A	N/A	N/A	N/A	$25.24
2023 Notes	N/A	$25.74	$26.05	$25.89	N/A
2025 Notes	$25.75	$24.97	N/A	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
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

(8)	The Credit Facility and SBA Debentures are not registered for public trading.

Note 14. Selected Quarterly Data (Unaudited)

	2020
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$17,613	$14,196	$13,888	$12,751
Net investment income	66	4,575	4,956	3,681
Net realized and unrealized gain (loss)	26,727	9,142	2,624	3,968
Net increase in net assets resulting from operations	26,793	13,717	7,580	7,649
Net investment income per common share	$0.01	$0.46	$0.59	$0.48
Net realized and unrealized gain (loss) per common share	$2.39	$0.91	$0.32	$0.51
Dividends declared per common share	$0.56	$0.56	$0.55	$0.54
Net asset value per common share	$27.13	$25.30	$24.47	$24.06

	2019
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$12,984	$12,833	$11,403	$10,488
Net investment income	4,091	5,139	5,145	3,927
Net realized and unrealized gain (loss)	3,764	(1,470)	(2,002)	(85)
Net increase in net assets resulting from operations	7,855	3,669	3,143	3,842
Net investment income per common share	$0.54	$0.69	$0.74	$0.63
Net realized and unrealized gain (loss) per common share	$0.50	$(0.20)	$(0.29)	$(0.01)
Dividends declared per common share	$0.53	$0.52	$0.51	$0.50
Net asset value per common share	$23.62	$23.13	$23.16	$23.06

	2018
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$10,128	$9,526	$10,254	$8,707
Net investment income	3,321	3,016	2,891	3,504
Net realized and unrealized gain (loss)	2,211	1,247	3,979	(2,490)
Net increase in net assets resulting from operations	5,532	4,263	6,870	1,014
Net investment income per common share	$0.53	$0.50	$0.49	$0.60
Net realized and unrealized gain (loss) per common share	$0.35	$0.21	$0.67	$(0.42)
Dividends declared per common share	$0.49	$0.48	$0.47	$0.46
Net asset value per common share	$22.96	$22.58	$22.37	$21.69

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

COVID-19

We evaluated subsequent events from February 29, 2020 through May 6, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

As of February 29, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our February 29, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

Credit Facility

On April 24, 2020, we entered into a fourth amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•	permit certain amendments related to the Paycheck Protection Program (“Permitted PPP Amendment”) to Loan Asset Documents;

•	exclude certain debt and interest amounts allowed by the Permitted PPP Amendments from certain calculations related to Net Leverage Ratio, Interest Coverage Ratio and EBITDA; and

•	exclude such Permitted PPP Amendments from constituting a Material Modification.

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

Report of Independent Auditors

The Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statements of assets and liabilities, including the schedule of investments, as of February 29, 2020 and February 28, 2019, and the related statements of operations, changes in net assets and cash flows for the years ended February 29, 2020 and February 28, 2019, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. at February 29, 2020 and February 28, 2019, and the results of its operations, changes in its net assets and its cash flows for the years ended February 29, 2020 and February 28, 2019 in conformity with U.S. generally accepted accounting principles.

Report of Other Auditors on February 28, 2018 Financial Statements

The financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. for the year ended February 28, 2018 was audited by other auditors who expressed an unmodified opinion on those statements on May 14, 2018.

/s/ Ernst & Young Ltd.

Grand Cayman, Cayman Islands

May 6, 2020

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 29, 2020	February 28, 2019
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $523,438,207 and $506,145,483, respectively)	$500,999,677	$498,389,369
Equities at fair value (amortized cost of $2,566,752 and $3,531,218, respectively)	257	15,691

Total investments at fair value (amortized cost of $526,004,959 and $509,676,701, respectively)	500,999,934	498,405,060
Cash and cash equivalents	9,081,041	18,495,653
Receivable from open trades	10,419,700	7,855,309
Interest receivable (net of reserve of $307,705 and $168,443, respectively)	1,294,523	2,104,495
Prepaid expenses and other assets	84,526	—

Total assets	$521,879,724	$526,860,517

LIABILITIES
Interest payable	$2,090,188	$4,963,472
Payable from open trades	36,673,471	26,232,247
Accrued base management fee	54,441	108,419
Accrued subordinated management fee	217,766	433,675
Due to affiliate	—	1,673,747
Accounts payable and accrued expenses	81,822	1,221,110
Loan payable, related party (See Note 7)	2,500,000	—
Loan payable, third party	2,600,000	—
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(530,448)	(585,059)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(965,259)	(1,064,636)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,340,764)	(2,465,897)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(22,899,324)	(25,256,892)

Total liabilities	$556,981,893	$544,760,186

Commitments and contingencies (See Note 6)
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(35,102,419)	(17,899,919)

Total net assets (deficit)	(35,102,169)	(17,899,669)

Total liabilities and net assets	$521,879,724	$526,860,517

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
INVESTMENT INCOME
Interest from investments	$32,413,402	$23,413,966	$17,435,371
Interest from cash and cash equivalents	98,964	25,848	14,644
Other income	416,089	623,032	415,428

Total investment income	32,928,455	24,062,846	17,865,443

EXPENSES
Interest and debt financing expenses	28,511,147	19,612,756	13,896,547
Base management fee	500,761	344,436	301,863
Subordinated management fee	2,003,043	1,377,744	1,207,454
Incentive fees	—	567,932	591,368
Professional fees	322,170	345,407	216,672
Trustee expenses	194,169	181,492	160,883
Miscellaneous fee expense	71,096	98,496	95,314
Loss on extinguishment of debt	—	1,199,851	—

Total expenses	31,602,386	23,728,114	16,470,101

NET INVESTMENT INCOME	1,326,069	334,732	1,395,342

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	(4,795,185)	(1,344,711)	619,531
Net change in unrealized appreciation (depreciation) on investments	(13,733,384)	(5,644,371)	(286,416)

Net realized and unrealized gain (loss) on investments	(18,528,569)	(6,989,082)	333,115

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(17,202,500)	$(6,654,350)	$1,728,457

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$1,326,069	$334,732	$1,395,342
Net realized gain (loss) from investments	(4,795,185)	(1,344,711)	619,531
Net change in unrealized appreciation (depreciation) on investments	(13,733,384)	(5,644,371)	(286,416)

Net increase (decrease) in net assets resulting from operations	(17,202,500)	(6,654,350)	1,728,457

Total increase (decrease) in net assets	(17,202,500)	(6,654,350)	1,728,457
Net assets at beginning of period	(17,899,669)	(11,245,319)	(12,973,776)

Net assets at end of period	$(35,102,169)	$(17,899,669)	$(11,245,319)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended
	February 29, 2020	February 28, 2019	February 28, 2018
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(17,202,500)	$(6,654,350)	$1,728,457
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Paid-in-kind interest income and other adjustments to cost	386,212	(178,424)	(350,309)
Net accretion of discount on investments	(1,623,059)	(725,719)	(1,294,300)
Amortization of discount and deferred financing costs on debt	2,751,310	1,140,966	177,011
Loss on extinguishment of debt	—	1,199,851	—
Net realized (gain) loss from investments	4,795,185	1,344,711	(619,531)
Net change in unrealized (appreciation) depreciation on investments	13,733,384	5,644,371	286,416
Proceeds from sale and redemption of investments	210,110,101	179,863,573	150,035,021
Purchase of investments	(229,996,697)	(378,523,269)	(161,426,952)
(Increase) decrease in operating assets:
Interest receivable	809,972	(450,567)	(210,063)
Receivable from open trades	(2,564,391)	4,540,262	(10,890,571)
Prepaid expenses and other assets	(84,526)	—	6,049
Increase (decrease) in operating liabilities:
Interest payable	(2,873,284)	3,773,044	158,971
Payable for open trades	10,441,224	1,760,889	15,039,806
Accrued base management fee	(53,978)	74,874	(676)
Accrued subordinated management fee	(215,909)	299,496	(2,706)
Accrued incentive fee	—	(65,300)	65,300
Due to affiliate	(1,673,747)	1,673,747	—
Accounts payable and accrued expenses	(1,139,288)	1,221,110	—

NET CASH USED IN OPERATING ACTIVITIES	(14,399,991)	(184,060,735)	(7,298,077)

Financing activities
Borrowings on debt	5,100,000	482,078,750	—
Paydowns on debt	—	(282,400,000)	—
Deferred debt financing costs	(114,621)	(2,892,182)	21,342

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,985,379	196,786,568	21,342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,414,612)	12,725,833	(7,276,735)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,495,653	5,769,820	13,046,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,081,041	$18,495,653	$5,769,820

Supplemental Information:
Interest paid during the period	$28,633,121	$14,698,746	$13,560,565
Supplemental non-cash information:
Paid-in-kind interest income and other adjustments to cost	$(386,212)	$178,424	$350,309
Net accretion of discount on investments	1,623,059	725,719	1,294,300
Amortization of deferred debt financing costs	2,751,310	1,140,966	177,011

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	— 0.00%	0.00%	0.00%	—	18,975	$1,897,538	$190
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	— 0.00%	0.00%	0.00%	—	6,692	669,214	67
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	11/19/2026	$500,000.00	498,790	491,665
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	5/30/2025	2,959,950	2,949,872	1,943,710
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	6.52%	6/15/2023	2,081,927	2,062,239	1,969,149
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	4/30/2025	1,970,000	1,962,286	1,924,848
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	7/23/2021	2,371,131	2,370,010	2,286,173
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	7/23/2021	489,950	485,523	470,352
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR + 5.00%	0.00%	6.52%	7/31/2026	500,000	498,753	486,875
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	6.96%	5/9/2025	3,950,000	3,919,494	3,695,225
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	1/5/2026	496,250	496,250	486,325
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.27%	7/30/2021	2,889,487	2,886,790	2,677,601
AI Convoy Bidco Limited	Aerospace & Defense	AI Convoy Bidco T/L B (USD)	Loan	3M USD LIBOR + 3.50%	1.00%	4.96%	1/29/2027	1,500,000	1,492,500	1,483,125
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.52%	3/11/2024	486,250	486,250	384,138
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	0.00%	6.46%	8/15/2025	2,421,875	2,411,617	2,228,125
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR + 5.50%	0.00%	7.02%	10/10/2025	1,950,000	1,925,236	1,945,125
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 4.50%	1.00%	6.02%	8/19/2021	3,377,293	3,373,263	3,373,071
Allen Media LLC	Media: Advertising Printing & Publishing	Allen Media T/L B (1/20)	Loan	3M USD LIBOR + 5.50%	0.00%	6.96%	2/10/2027	3,000,000	2,985,000	2,936,250
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	4/3/2024	1,454,005	1,446,493	1,353,141
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	10/1/2025	1,767,163	1,763,366	1,748,943
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.71%	3/24/2023	990,000	982,019	982,575
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.02%	4/5/2024	4,889,524	4,886,331	4,788,702
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	6/30/2022	3,925,767	3,916,564	3,896,324
AmeriLife Group LLC	Banking Finance Insurance & Real Estate	AmeriLife T/L	Loan	3M USD LIBOR + 4.00%	0.00%	5.46%	2/5/2027	838,710	836,613	832,419
AmeriLife Group LLC(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR + 4.00%	0.00%	4.00%	2/5/2027	—	—	—
Amex GBT (2/20) T/L	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 4.00%	0.00%	5.46%	2/26/2027	2,993,363	2,933,496	2,926,012
Amex GBT 2/20 D/T/L(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR + 4.00%	0.00%	5.46%	2/26/2027	—	—	—
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	2/28/2025	3,462,357	3,425,731	3,224,320
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	8/11/2025	987,500	983,508	759,141
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR + 2.75%	1.00%	4.21%	12/7/2023	485,063	483,537	354,789
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	10/1/2026	1,000,000	995,123	990,000
APLP Holdings Limited Partnership	Utilities	APLP Holdings T/L B (Atlantic Power)	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	4/13/2023	2,000,000	2,000,000	1,977,500
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	1/15/2027	1,500,000	1,498,209	1,484,070
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	3/20/2024	3,350,967	3,332,339	3,225,306
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	10/1/2025	1,980,000	1,975,743	1,937,093
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	7/31/2024	488,775	487,107	476,556
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.00%	0.00%	4.46%	11/14/2025	1,237,500	1,235,582	1,228,219
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	12/24/2021	1,391,552	1,385,662	1,384,595
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	8/4/2022	1,876,925	1,872,057	1,853,069
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	11/3/2023	492,773	489,808	485,381
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	2/11/2026	1,985,000	1,950,006	1,970,113
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	12/16/2024	3,169,156	3,138,355	3,010,698
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	0.00%	6.46%	1/30/2026	3,476,222	3,418,777	3,406,697
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	10/10/2026	249,375	248,169	246,881
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR + 4.50%	0.00%	5.96%	7/31/2025	3,944,937	3,928,266	3,432,096
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	6/2/2025	25,355	25,274	25,161
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	7/1/2026	4,987,500	4,981,754	4,897,974
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	4/12/2023	3,453,781	3,450,952	3,432,195
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	2M USD LIBOR + 3.00%	1.00%	4.50%	5/22/2024	955,900	953,639	946,341
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	5/24/2027	995,000	985,847	978,214
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	10/2/2025	2,475,000	2,454,363	2,374,070
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	5.71%	9/5/2025	987,500	983,437	987,500
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	1/27/2027	2,024,614	2,022,736	2,002,687
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR + 3.00%	0.75%	4.52%	8/1/2025	497,487	496,370	488,627
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	11/2/2026	1,000,000	995,334	989,170
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 6.25%	0.00%	7.77%	11/18/2024	3,000,000	2,884,283	2,992,500
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.02%	2/12/2025	975,000	964,353	964,031
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	1/2/2026	697,500	684,758	696,196
CareerBuilder LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 6.75%	1.00%	8.27%	7/31/2023	2,266,211	2,232,341	2,223,720
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	7.77%	2/28/2021	2,362,278	2,356,691	2,263,062
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	12/20/2023	1,455,000	1,446,052	1,236,750
Castle US Holding Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	1/27/2027	500,000	497,509	475,000
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 5.50%	0.00%	6.96%	10/1/2025	2,475,000	2,453,876	2,338,875
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.77%	6/7/2023	1,447,458	1,435,195	1,329,447

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	3/15/2027	3,000,000	2,996,438	2,922,180
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	2/27/2026	992,500	991,371	983,816
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	4/30/2026	1,496,250	1,482,216	1,451,991
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	12/20/2024	1,891,221	1,886,758	1,855,761
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR + 4.00%	0.00%	5.52%	8/22/2025	495,000	493,979	493,763
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	6.96%	9/6/2024	1,183,650	1,131,380	1,088,224
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.02%	12/11/2026	2,000,000	1,984,055	1,980,000
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	4.52%	10/5/2023	1,475,404	1,464,720	1,395,481
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	1/31/2028	2,000,000	2,000,000	1,976,660
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	6/2/2025	985,000	985,000	711,663
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	5.90%	8/17/2022	1,436,782	1,427,762	1,089,957
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR + 6.00%	0.00%	7.52%	11/3/2025	1,655,837	1,640,398	1,649,627
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	7/17/2025	1,974,620	1,952,260	1,941,308
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	4/15/2027	500,000	500,000	492,500
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	1/15/2026	495,000	493,968	486,031
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	8/21/2025	3,945,050	3,928,487	3,874,789
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.52%	2/27/2024	1,955,694	1,946,628	1,867,688
DaVita Inc.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	8/12/2026	997,500	995,133	985,859
Dealer Tire LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	12/12/2025	3,000,000	2,992,500	2,977,500
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	3/31/2025	6,446,003	6,379,073	6,317,083
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR + 2.00%	0.75%	3.52%	9/19/2025	3,814,430	3,809,967	3,766,292
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.02%	2/1/2024	1,318,289	1,315,922	1,275,445
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.77%	12/29/2023	279,282	278,012	267,413
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	8/24/2026	997,500	992,773	907,725
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	6.52%	5/21/2026	2,985,000	2,944,957	2,790,975
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	4/8/2024	468,750	467,304	461,522
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	11/27/2026	5,000,000	4,950,804	4,962,500
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR + 6.00%	1.00%	7.52%	8/18/2025	2,962,500	2,879,096	2,925,469
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	5.71%	8/28/2024	4,927,385	4,901,606	4,804,200
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	1.00%	5.21%	2/9/2023	2,199,416	2,186,449	2,160,926
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	11/7/2024	497,428	492,831	491,832
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR + 4.25%	0.75%	5.77%	4/29/2024	3,937,025	3,914,795	3,766,985
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR + 4.25%	0.00%	5.71%	6/26/2025	1,970,000	1,957,901	1,811,179
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	10/10/2025	4,950,000	4,939,709	3,966,188
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	2/5/2027	1,621,622	1,619,618	1,583,789
EyeCare Partners LLC(a)	Healthcare & Pharmaceuticals	EyeCare Partners Delayed Draw Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	2/5/2027	—	—	—
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	12/27/2022	360,538	359,905	356,752
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	3.96%	2/1/2027	5,450,000	5,426,720	5,338,275
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	4/18/2025	1,330,058	1,322,900	1,312,103
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	8/1/2025	4,443,748	4,414,007	4,421,530
Froneri International Ltd	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	1/29/2027	2,000,000	1,995,162	1,962,500
Fusion Connect Inc.	Telecommunications	Exit Term Loan (1/20)	Loan	3M USD LIBOR + 9.50%	2.00%	11.50%	1/14/2025	1,500,000	1,470,716	1,495,005
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR + 8.00%	2.00%	10.00%	7/14/2025	757,724	737,560	527,883
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	3.96%	8/13/2025	4,443,750	4,442,729	4,410,422
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	8/1/2025	2,962,500	2,940,820	2,888,438
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	3M USD LIBOR + 8.75%	0.75%	10.21%	3/4/2021	930,446	929,986	856,010
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	8.52%	1/3/2023	585,849	584,748	583,505
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR + 2.00%	0.00%	3.46%	12/30/2026	1,500,000	1,492,771	1,489,380
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR + 2.00%	0.75%	3.52%	3/25/2024	2,000,000	1,911,214	1,846,260
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.00%	0.00%	5.46%	8/6/2025	2,468,750	2,458,492	2,450,234
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	6.52%	4/16/2025	1,231,867	1,226,730	1,155,652
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 4.25%	1.00%	5.77%	12/27/2024	2,960,000	2,937,550	2,952,600
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	11/28/2025	3,039,750	3,039,750	2,886,668
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.02%	12/22/2024	3,202,597	3,161,265	3,005,093
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	3/7/2025	2,000,000	2,000,000	1,950,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	4/12/2024	3,661,538	3,624,459	3,644,769
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	3/28/2025	898,530	894,831	898,530
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	5/1/2025	3,964,937	3,941,954	3,895,550
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	6.21%	11/3/2023	1,723,072	1,715,720	1,356,919
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR + 2.75%	1.00%	4.21%	8/1/2024	488,750	487,883	481,419
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR + 3.75%	0.00%	5.21%	9/30/2024	2,977,500	2,925,219	2,754,188
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	6/3/2024	264,030	263,694	253,799
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	8/18/2025	3,950,000	3,935,111	3,883,364
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR + 5.00%	0.00%	6.46%	10/24/2025	2,475,000	2,454,070	2,301,750
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	2/18/2027	6,000,000	5,975,621	5,955,000
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	12/20/2024	1,709,781	1,701,824	1,691,623
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 5.75%	1.00%	7.21%	12/24/2026	5,000,000	4,803,288	4,875,000
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	6/28/2024	2,939,742	2,919,274	2,917,694
Informatica LLC	High Tech Industries	Term Loan B (02/20)	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	2/25/2027	500,000	497,500	489,375
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	5/1/2024	3,457,043	3,377,774	3,320,939
Innophos Holdings Inc	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	2/4/2027	500,000	497,521	496,250

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	12/18/2024	997,500	992,818	982,538
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 5.75%	1.00%	7.21%	6/16/2025	2,796,876	2,750,718	1,118,750
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	6/3/2026	3,229,359	3,211,489	3,172,846
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	6.46%	5/9/2022	1,800,290	1,796,697	1,458,235
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	6.96%	11/20/2025	4,687,500	4,640,380	2,499,984
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	9/19/2026	249,375	248,789	247,505
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Kindred Healthcare T/L (6/18)	Loan	1M USD LIBOR + 5.00%	0.00%	6.52%	7/2/2025	2,000,000	1,980,000	1,975,000
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	5.71%	12/16/2024	2,457,482	2,450,618	2,248,596
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	6.89%	11/25/2022	2,379,293	2,356,101	2,343,175
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	12/1/2023	485,000	483,577	439,531
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	2/28/2025	2,992,386	2,955,090	2,857,728
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.02%	12/2/2024	4,129,092	4,115,428	4,123,930
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	1/30/2024	1,322,520	1,320,692	1,164,651
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	1/30/2024	74,592	74,493	65,688
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	3/27/2025	394,000	393,227	390,060
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	3/27/2025	98,500	98,307	97,515
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	7/15/2024	2,131,268	2,126,212	2,093,970
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	11/11/2026	1,245,213	1,242,233	1,243,133
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	3/12/2026	1,500,000	1,500,000	1,432,500
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR + 1.75%	0.00%	3.21%	2/5/2027	250,000	249,377	248,438
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	9/30/2024	3,159,418	3,131,317	3,136,165
McDermott International (Americas) Inc.(b)	Construction & Building	Term Loan B	Loan	3M USD LIBOR + 5.00%	1.00%	6.46%	5/12/2025	1,965,000	1,933,938	1,126,928
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	5/4/2022	956,813	954,867	897,807
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	1/31/2025	578,738	577,724	572,227
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR + 2.50%	0.00%	3.96%	3/2/2026	2,977,500	2,970,753	2,917,950
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.02%	1/30/2023	2,599,163	2,590,493	2,393,387
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR + 2.75%	0.75%	4.27%	8/15/2024	970,910	967,282	951,492
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	8/16/2023	3,899,905	3,848,164	3,696,798
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	2/2/2026	887,425	879,526	875,001
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	11/28/2025	990,000	988,165	932,144
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	9/20/2024	490,000	489,047	477,750
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.02%	5/8/2025	870,833	869,104	855,594
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR + 3.50%	0.00%	4.90%	11/14/2025	495,000	492,907	491,288
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.52%	3/9/2026	1,881,215	1,864,059	1,871,809
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR + 4.00%	0.00%	5.52%	3/9/2026	104,662	103,730	104,139
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	8/8/2024	2,962,121	2,918,947	2,688,125
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR + 4.50%	1.00%	6.02%	8/8/2024	992,500	975,477	959,311
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	9/18/2026	249,375	248,222	247,298
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	6.27%	5/23/2023	3,454,906	3,457,271	3,420,357
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR + 7.00%	0.00%	8.46%	3/3/2025	4,812,500	4,371,041	4,162,813
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.52%	10/17/2022	1,919,870	1,911,097	1,878,478
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR + 8.50%	1.00%	10.02%	10/16/2023	1,000,000	994,137	973,750
NPC International Inc.(b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	4.96%	4/19/2024	487,500	487,124	237,544
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	2M USD LIBOR + 5.25%	1.00%	6.75%	5/29/2025	5,000,000	4,950,000	4,937,500
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 5.25%	1.00%	6.77%	11/8/2022	2,456,367	2,445,611	2,464,547
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	4/30/2025	492,500	484,678	413,700
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	3/20/2025	500,000	497,500	492,500
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	5/29/2026	878,269	874,086	871,682
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR + 5.25%	1.00%	6.75%	4/29/2024	2,447,449	2,437,345	2,386,263
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.77%	9/29/2020	3,564,650	3,555,767	1,782,325
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	1/3/2025	1,473,750	1,467,204	1,449,802
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.02%	10/31/2024	2,000,000	1,960,340	1,953,120
Plastipak Packaging Inc	Containers Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	10/15/2024	2,944,583	2,921,203	2,885,691
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	1M USD LIBOR + 6.00%	1.00%	7.52%	12/10/2024	4,000,000	3,922,736	3,988,760
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR + 6.00%	0.00%	7.52%	4/30/2026	2,985,000	2,930,303	2,921,569
Presidio Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR + 3.50%	0.00%	4.96%	1/22/2027	500,000	498,787	495,000
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	9/23/2026	2,992,500	2,975,658	2,905,717
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	6.52%	1/3/2023	2,472,719	2,462,039	2,404,720
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	5.77%	1/2/2025	1,965,000	1,957,491	1,940,438
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	4.52%	1/29/2025	491,288	489,418	473,478
Pug LLC	Services: Consumer	Pug T/L B (02/20)	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	2/12/2027	1,500,000	1,492,500	1,395,000
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	4.46%	11/3/2023	1,476,064	1,467,715	1,403,486
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	2M USD LIBOR + 2.75%	1.00%	4.25%	5/2/2024	1,462,500	1,462,500	1,449,703
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR + 4.25%	0.00%	5.75%	7/9/2025	1,432,727	1,426,403	1,413,386
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	6.96%	12/20/2024	3,927,406	3,816,352	3,868,494
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR + 3.25%	1.00%	4.71%	4/29/2022	2,680,466	2,681,757	2,673,765
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	8/21/2024	862,069	862,069	858,431
Reynolds Consumer Products Inc.	Containers Packaging & Glass	Reynolds Consumer Products T/L	Loan	3M USD LIBOR + 1.75%	0.00%	3.21%	2/4/2027	1,500,000	1,498,128	1,483,875
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 7.50%	1.00%	8.96%	3/31/2023	482,554	477,839	421,994
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	4.77%	2/28/2025	982,500	980,484	884,250
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	11/28/2025	3,970,000	3,953,381	3,817,393

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	6/1/2023	5,637,965	5,554,276	5,553,396
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR + 6.25%	0.00%	7.71%	8/16/2024	1,955,250	1,938,956	1,877,040
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	1M USD LIBOR + 0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,778	980,000
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	7/5/2024	768,409	765,606	753,041
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	5.52%	8/1/2025	3,284,831	3,247,280	3,270,049
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	7/1/2026	1,990,000	1,985,537	1,976,329
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	7.46%	2/21/2021	905,168	891,491	288,359
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	7.46%	9/25/2026	870,968	829,352	827,968
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	2/2/2024	1,947,873	1,946,123	1,913,785
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	1/23/2025	500,000	500,000	495,000
Snacking Investment BidCo Pty Limited	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	12/18/2026	1,000,000	990,193	987,500
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	7.02%	1/15/2027	3,324,994	3,258,223	3,315,285
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	12/19/2025	1,985,000	1,911,678	1,801,388
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	3/15/2024	1,769,661	1,762,426	1,756,388
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	4/16/2025	199,839	199,466	196,841
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	4/16/2025	493,682	492,653	486,000
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	4/16/2025	280,056	279,525	275,855
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR + 5.00%	0.00%	6.52%	4/16/2026	1,960,188	1,960,188	1,928,334
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR + 5.25%	0.00%	6.65%	7/10/2026	2,000,000	1,953,068	1,920,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	3/19/2021	824,991	823,352	662,740
STG-Fairway Holdings LLC	Services: Business	STG Fairway T/L (First Advantage) (Fastball Merger	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	1/29/2027	500,000	497,500	496,040
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR + 2.25%	1.00%	3.71%	9/29/2023	263,565	262,651	261,918
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	6.77%	7/11/2025	2,493,750	2,401,489	2,381,531
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	4.52%	10/1/2025	1,485,000	1,472,625	1,386,619
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	9/30/2024	1,960,000	1,958,142	1,927,327
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 2.75%	0.75%	4.27%	1/31/2024	992,500	988,635	991,567
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR + 6.50%	0.00%	8.02%	12/15/2025	2,766,667	2,639,073	2,711,333
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	7/21/2025	1,237,500	1,232,467	1,211,203
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.02%	12/19/2025	3,960,000	3,952,856	3,890,700
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	2M USD LIBOR + 3.75%	0.00%	5.25%	2/2/2026	2,031,203	2,018,102	2,000,735
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.25%	0.00%	6.77%	3/6/2026	2,334,338	2,281,664	2,209,288
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	3/8/2024	1,600,000	1,586,231	1,504,000
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	8/22/2024	4,106,293	4,111,126	4,013,901
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR + 4.00%	0.00%	5.52%	1/25/2024	2,462,500	2,458,773	2,410,172
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	6/21/2024	3,376,818	3,366,553	3,250,188
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	6.52%	6/21/2024	997,500	982,926	980,044
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR + 7.00%	1.00%	8.46%	2/2/2024	4,758,359	4,645,140	4,675,088
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	5.27%	4/22/2024	2,927,444	2,910,795	2,874,984
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR + 3.75%	1.00%	5.27%	3/19/2026	981,396	972,628	981,396
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	4.27%	5/11/2026	995,000	990,418	971,060
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	5.77%	10/22/2025	3,465,000	3,270,106	2,875,950
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	7/1/2024	1,627,723	1,621,989	1,603,307
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	4.27%	3/15/2024	2,746,369	2,735,251	2,634,565
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR + 5.75%	1.00%	7.27%	8/30/2024	984,169	973,856	821,778
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	11/2/2026	500,000	498,859	496,250
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR + 4.00%	0.00%	5.46%	8/20/2025	5,431,250	5,403,194	5,214,000
Verra Mobility Corp.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR + 3.25%	0.00%	4.77%	2/28/2025	491,250	489,331	483,881
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	3/2/2026	3,801,266	3,787,581	3,793,663
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR + 2.50%	0.00%	4.02%	7/1/2026	422,273	418,485	415,939
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.75%	3.77%	6/3/2024	3,218,500	3,217,979	3,213,479
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	12/31/2025	927,500	926,595	919,094
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR + 2.00%	0.00%	3.52%	5/6/2026	496,250	495,208	491,600
VS Buyer T/L (Veeam Software)	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 3.25%	0.00%	4.71%	2/28/2027	1,000,000	1,000,000	986,250
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR + 4.75%	0.75%	6.21%	11/29/2024	1,670,130	1,645,266	1,665,955
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.02%	10/10/2024	2,961,172	2,889,546	2,319,573
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR + 4.00%	1.00%	5.52%	10/10/2024	1,237,374	1,164,156	981,002
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR + 5.25%	1.00%	6.77%	6/30/2023	2,438,722	2,424,403	2,444,819
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR + 1.75%	0.00%	3.27%	4/29/2023	903,135	885,248	892,975
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR + 4.75%	0.00%	6.27%	4/4/2025	1,984,953	1,966,855	1,951,864
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	8/5/2024	2,955,118	2,931,790	2,766,730
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	5.96%	8/13/2026	3,500,000	3,467,362	3,476,375
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR + 6.00%	1.00%	7.57%	8/9/2024	1,937,500	1,921,365	1,908,438
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR + 2.25%	0.00%	3.77%	1/19/2027	1,000,000	1,000,000	977,500
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	5.46%	8/12/2024	2,443,750	2,434,999	1,840,461
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.02%	3/14/2025	982,500	978,750	934,603

									$526,004,959	$500,999,934

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)								9,081,041	$9,081,041	$9,081,041

Total cash and cash equivalents								9,081,041	$9,081,041	$9,081,041

See accompanying notes to financial statements.

S-4

(a)	All or a portion of this investment has an unfunded commitment as of February 29, 2020 (see Note 6 in Notes to financial statements).
(b)	As of February 29, 2020, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2020.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of February 29, 2020 was 1.57%.

1M USD LIBOR—The 1 month USD LIBOR rate as of February 29, 2020 was 1.52%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 29, 2020 was 1.50%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 29, 2020 was 1.40%.

Prime—The Prime Rate as of February 29, 2020 was 4.75%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2019

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	A-1 Preferred Shares	Equity					6,692	$669,214	$13,384
Education Management II LLC	Services: Consumer	A-2 Preferred Shares	Equity					18,975	1,897,538	1,670
New Millennium Holdco, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity					14,813	964,466	637
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	5/30/2025	$2,990,000	2,978,426	2,987,518
ABB Con-Cise Optical Group LLC	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	6/15/2023	2,103,445	2,080,167	2,037,712
Achilles Acquisition LLC	Banking Finance Insurance & Real Estate	Term Loan (09/18)	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	10/13/2025	6,000,000	5,985,885	5,962,500
Acosta Inc.	Media: Advertising Printing & Publishing	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	9/27/2021	1,915,375	1,909,171	957,687
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	4/30/2025	1,990,000	1,981,204	1,968,607
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/23/2021	2,396,156	2,394,791	2,098,889
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/23/2021	494,975	487,610	431,247
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	8.11%	5/9/2025	3,990,000	3,954,925	3,850,350
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Delayed Draw Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	1/5/2026	500,000	500,000	499,375
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.36%	7/30/2021	2,919,744	2,915,422	2,883,247
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	3/11/2024	491,250	491,250	455,020
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 5.00%	0.00%	7.61%	8/15/2025	2,484,375	2,472,344	2,422,266
Akorn Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	4/16/2021	398,056	397,485	316,455
Albertson’s LLC	Retail	Term Loan B7	Loan	1M USD LIBOR + 3.00%	0.75%	5.49%	11/17/2025	4,151,511	4,140,731	4,124,733
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	6M USD LIBOR + 5.50%	0.00%	8.19%	10/10/2025	2,000,000	1,971,432	1,990,000
Alera Group Intermediate Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	498,750	497,585	499,997
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	8/19/2021	3,626,521	3,620,261	3,614,445
Allen Media LLC	Media: Diversified & Production	Term Loan B	Loan	3M USD LIBOR + 6.50%	1.00%	7.50%	8/30/2023	3,000,000	2,931,901	2,872,500
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	4/3/2024	1,677,030	1,666,628	1,639,296
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	10/1/2025	1,955,223	1,950,844	1,930,783
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	4/5/2024	4,982,450	4,979,868	4,929,536
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	6/30/2022	3,966,883	3,954,749	3,907,380
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	2/28/2025	3,497,500	3,455,778	3,410,063
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	8/11/2025	997,500	992,909	944,732
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	12/7/2023	490,038	488,206	392,520
AqGen Ascensus Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/5/2022	408,906	408,242	405,839
Aramark Services Inc.	Services: Consumer	Term Loan B-2	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	3/28/2024	1,294,904	1,294,904	1,287,212
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	3/20/2024	3,350,967	3,329,140	3,283,948
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	10/1/2025	2,000,000	1,995,758	1,975,000
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	7/31/2024	493,763	491,798	485,739
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	11/14/2025	2,500,000	2,496,120	2,490,625
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	12/24/2021	1,406,149	1,397,673	1,407,612
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	8/4/2022	2,084,268	2,077,055	2,082,788
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	11/3/2023	497,955	494,277	497,512
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	2/11/2026	2,000,000	1,960,211	1,988,760
Avaya Inc.	Telecommunications	Term Loan B	Loan	2M USD LIBOR + 4.25%	0.00%	6.82%	12/16/2024	1,990,000	1,974,743	1,987,015
Avolon TLB Borrower 1 US LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR + 2.00%	0.75%	4.49%	1/15/2025	913,731	909,648	912,763
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	7/31/2025	3,984,987	3,966,751	3,970,044
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	6/2/2025	1,752,582	1,745,304	1,752,144
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	11/27/2025	481,250	476,571	479,310
Blackboard Inc.	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	6/30/2021	2,932,500	2,919,562	2,818,866
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	4/12/2023	3,488,756	3,485,266	3,484,395
Blucora Inc.	High Tech Industries	Term Loan (11/17)	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	5/22/2024	706,667	703,725	704,900
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	10/2/2025	2,500,000	2,476,591	2,484,150
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	9/5/2025	997,500	992,812	985,031
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B2	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	11/8/2023	1,035,177	1,032,997	1,032,589
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan	Loan	1M USD LIBOR + 3.75%	0.75%	6.24%	8/1/2025	2,000,000	1,990,924	2,001,880
Cable & Wireless Communications Limited	Telecommunications	Term Loan B4	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	1/30/2026	2,500,000	2,497,271	2,488,200
Cable One Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	5/1/2024	492,500	492,049	490,348
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	2/12/2025	1,000,000	987,601	995,420
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	1/2/2026	750,000	735,504	753,127
Canyon Valor Companies Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR + 2.75%	0.00%	5.36%	6/16/2023	939,191	936,843	929,019
Capital Automotive L.P.	Banking Finance Insurance & Real Estate	First Lien Term Loan	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	3/25/2024	478,053	476,166	470,284
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 6.75%	1.00%	9.36%	7/31/2023	2,266,211	2,224,216	2,257,713
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	12/20/2023	1,470,000	1,459,340	1,451,625
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	10/1/2025	2,500,000	2,476,183	2,393,750
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	6/7/2023	1,462,458	1,450,545	1,343,999
CenturyLink Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	1/31/2025	3,970,000	3,946,810	3,904,813
CEOC LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	10/4/2024	990,000	990,000	980,734
Charter Communications Operating LLC.	Media: Broadcasting & Subscription	Term Loan (12/17)	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	4/30/2025	1,584,000	1,582,488	1,578,773
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/20/2024	1,953,052	1,948,283	1,948,775

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	8/22/2025	500,000	498,788	501,250
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	9/6/2024	1,207,930	1,145,627	1,145,190
Consolidated Aerospace Manufacturing LLC	Aerospace & Defense	Term Loan (1st Lien)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	8/11/2022	2,418,750	2,412,445	2,409,680
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	10/5/2023	1,490,574	1,477,850	1,451,133
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	6/2/2025	995,000	995,000	844,685
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR + 4.50%	1.00%	7.19%	8/17/2022	1,436,782	1,424,775	894,396
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR + 6.00%	0.00%	8.49%	11/3/2025	4,000,000	3,957,810	3,975,000
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/17/2025	1,994,924	1,970,647	1,967,853
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	1/15/2026	500,000	498,804	493,250
CT Technologies Intermediate Hldgs Inc	Healthcare & Pharmaceuticals	New Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	12/1/2021	1,440,263	1,433,574	1,229,984
Cumulus Media New Holdings Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	5/13/2022	335,864	333,061	329,006
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	2/27/2024	1,975,651	1,965,011	1,965,772
Dealer Tire LLC	Automotive	Term Loan B	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	12/12/2025	3,000,000	2,892,107	3,000,000
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	3/31/2025	2,992,462	2,956,032	2,952,572
Dell International L.L.C.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 2.00%	0.75%	4.49%	9/7/2023	3,974,937	3,922,161	3,960,031
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	2/1/2024	1,318,289	1,315,251	1,289,036
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	12/29/2023	332,042	330,546	320,005
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	12/29/2023	3,101,339	3,074,510	3,070,325
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	Prime + 2.75%	1.00%	3.75%	4/8/2024	481,250	479,436	473,733
Drew Marine Group Inc.	Transportation: Consumer	First Lien Term Loan	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	11/19/2020	2,841,040	2,828,735	2,819,732
DTZ U.S. Borrower LLC	Construction & Building	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/21/2025	5,985,000	5,957,110	5,936,402
Dynatrace LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/22/2025	1,000,000	1,000,000	994,580
Eagletree-Carbide Acquisition Corp.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	8/28/2024	3,967,480	3,948,716	3,927,805
Education Management II LLC (a)	Services: Consumer	Term Loan A	Loan	Prime + 5.50%	1.00%	6.50%	7/2/2020	423,861	419,105	8,477
Education Management II LLC (a)	Services: Consumer	Term Loan B	Loan	Prime + 8.50%	1.00%	9.50%	7/2/2020	954,307	945,813	840
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	2/9/2023	2,410,685	2,394,658	2,397,282
Emerald 2 Ltd. (Eagle US / Emerald Newco / ERM Canada / ERM US)	Environmental Industries	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	5/14/2021	988,553	985,300	978,745
Emerald Performance Materials LLC	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	7/30/2021	475,777	474,869	469,682
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR + 4.25%	0.75%	6.74%	4/29/2024	3,977,405	3,952,044	3,978,240
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	6/26/2025	1,990,000	1,971,730	1,910,400
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	10/10/2025	5,000,000	4,988,764	4,807,800
Evergreen AcqCo 1 LP	Retail	Term Loan C	Loan	3M USD LIBOR + 3.75%	1.25%	6.36%	7/9/2019	935,156	934,453	883,723
EWT Holdings III Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	12/20/2024	2,809,641	2,798,064	2,806,129
Extreme Reach Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.74%	2/7/2020	5,492,555	5,432,541	5,351,836
Fastener Acquisition Inc.	Construction & Building	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	3/28/2025	496,250	493,979	486,325
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	12/27/2022	415,611	414,701	412,236
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	3M USD LIBOR + 2.75%	0.00%	5.36%	12/2/2024	5,000,000	4,973,959	4,987,500
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	4/18/2025	2,776,214	2,759,824	2,755,392
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR + 2.50%	0.00%	5.07%	8/1/2025	4,488,750	4,457,527	4,474,745
Fusion Connect Inc.	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 7.50%	1.00%	10.11%	5/4/2023	1,925,000	1,857,064	1,732,500
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	5.11%	8/13/2025	4,488,750	4,487,571	4,466,306
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	2,992,500	2,964,056	2,955,094
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR + 7.00%	0.00%	9.49%	1/3/2023	585,849	585,849	593,172
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	Prime + 9.16%	0.75%	9.91%	3/4/2021	1,035,789	1,035,789	1,008,341
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	8/6/2025	2,493,750	2,482,280	2,487,516
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 5.00%	0.00%	7.49%	4/16/2025	1,244,373	1,238,702	1,231,930
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.25%	1.00%	6.86%	12/27/2024	1,980,000	1,962,889	1,952,775
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	11/28/2025	3,070,455	3,070,455	3,070,455
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR + 6.50%	1.00%	8.99%	12/22/2024	3,380,519	3,331,962	3,250,944
GoodRX Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	10/10/2025	3,000,000	2,992,953	2,976,570
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	3/7/2025	2,000,000	2,000,000	1,956,660
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	3/28/2025	920,941	916,777	916,337
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	5/1/2025	1,990,000	1,985,566	1,965,125
Hargray Communications Group Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	5/16/2024	985,000	983,012	973,308
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR + 4.75%	1.00%	7.36%	11/3/2023	1,833,245	1,824,008	1,741,583
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	6M USD LIBOR + 3.00%	1.00%	5.69%	8/1/2024	493,750	492,687	489,430
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	6/3/2024	264,030	263,460	256,204
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	8/18/2025	3,990,000	3,973,021	3,990,000
Hoffmaster Group Inc.	Forest Products & Paper	Term Loan B1	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	11/21/2023	1,074,390	1,077,199	1,070,361
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR + 5.00%	0.00%	7.61%	10/24/2025	2,500,000	2,475,886	2,450,000
Hostess Brands LLC	Beverage Food & Tobacco	Cov-Lite Term Loan B	Loan	3M USD LIBOR + 2.25%	0.75%	4.86%	8/3/2022	1,467,734	1,464,418	1,448,169
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (10/18)	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	4/3/2025	3,980,025	3,958,223	3,960,125
Hyland Software Inc.	High Tech Industries	Term Loan 3	Loan	1M USD LIBOR + 3.50%	0.75%	5.99%	7/1/2024	1,586,222	1,584,204	1,588,205
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	12/20/2024	2,229,370	2,219,751	2,225,647
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR + 4.50%	1.00%	6.99%	6/28/2024	1,964,786	1,947,430	1,962,330
IG Investments Holdings LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	5/23/2025	3,398,256	3,380,175	3,382,115
Inmar Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	5/1/2024	3,492,500	3,398,589	3,389,471
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR + 5.75%	1.00%	8.36%	6/16/2025	2,950,000	2,895,451	2,787,750
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	5/9/2022	1,859,387	1,854,837	1,830,343
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 5.50%	1.00%	8.11%	11/20/2025	4,937,500	4,883,059	4,702,969
Kinetic Concepts Inc.	Healthcare & Pharmaceuticals	1/17 USD Term Loan	Loan	3M USD LIBOR + 3.25%	1.00%	5.86%	2/2/2024	2,364,000	2,355,394	2,357,499

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
KUEHG Corp.	Services: Consumer	Term Loan B-3	Loan	3M USD LIBOR + 3.75%	1.00%	6.36%	2/21/2025	497,500	496,313	493,023
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	12/16/2024	2,482,494	2,474,016	2,458,836
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 5.38%	1.00%	7.87%	11/25/2022	2,546,382	2,513,728	2,338,419
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	12/1/2023	490,000	488,374	488,775
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 4.50%	1.00%	7.11%	12/2/2024	3,415,500	3,402,695	3,402,692
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	1/30/2024	1,353,009	1,350,840	1,320,199
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	1/30/2024	74,592	74,478	72,783
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/27/2025	398,000	397,117	397,005
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/27/2025	99,500	99,279	99,251
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	7/15/2024	3,154,276	3,144,386	3,150,333
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Incremental Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	9/23/2024	1,723,805	1,720,511	1,708,721
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	9/30/2024	2,690,156	2,661,137	2,694,810
McDermott International Inc.	Construction & Building	Term Loan B	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	5/12/2025	1,985,000	1,948,934	1,907,625
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	5/4/2022	974,920	972,268	897,229
MedPlast Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan (06/18)	Loan	3M USD LIBOR + 3.75%	0.00%	6.36%	7/2/2025	498,750	496,426	500,620
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B (10/18)	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	1/31/2025	681,944	680,552	681,563
Messer Industries LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 2.50%	0.00%	5.11%	2/5/2026	3,000,000	2,992,500	2,977,500
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	1/30/2023	2,628,816	2,617,545	2,600,898
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR + 2.75%	0.75%	5.24%	8/15/2024	977,985	973,790	958,836
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	8/16/2023	3,969,672	3,905,366	3,946,529
MKS Instruments Inc.	High Tech Industries	Term Loan B-5	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	2/2/2026	1,000,000	990,327	998,750
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	11/28/2025	1,000,000	997,824	992,500
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR + 3.00%	0.00%	5.49%	9/20/2024	495,000	493,864	495,000
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.50%	1.00%	4.99%	5/8/2025	997,500	995,282	989,600
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	11/14/2025	500,000	497,720	500,625
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	2/5/2026	2,000,000	1,980,000	2,005,840
Navistar Financial Corporation	Automotive	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	7/30/2025	1,990,000	1,980,604	1,982,538
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	8/8/2024	3,992,424	3,925,243	3,822,746
New Media Holdings II LLC	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR + 6.25%	1.00%	8.74%	7/14/2022	5,973,699	5,959,159	5,921,430
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.75%	1.00%	7.24%	5/23/2023	3,489,981	3,494,699	3,489,981
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	10/17/2022	1,939,870	1,928,782	1,898,648
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR + 8.50%	1.00%	10.99%	10/16/2023	1,000,000	993,349	945,000
NPC International Inc.	Beverage Food & Tobacco	Term Loan	Loan	2M USD LIBOR + 3.50%	1.00%	6.07%	4/19/2024	492,500	492,068	461,719
Ocean Bidco Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	2M USD LIBOR + 4.75%	1.00%	7.32%	3/21/2025	473,186	470,976	464,115
OCI Partners LP	Chemicals Plastics & Rubber	Term Loan B (2/18)	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	3/13/2025	3,067,196	3,045,069	3,059,528
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	11/8/2022	2,909,851	2,888,913	2,971,685
Onex Carestream Finance LP	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 5.75%	1.00%	8.24%	2/28/2021	2,834,110	2,822,053	2,780,970
Outcomes Group Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	10/24/2025	500,000	498,833	493,125
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	4/30/2025	497,500	488,393	420,800
P2 Upstream Acquisition Co.	High Tech Industries	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	10/30/2020	945,558	943,988	929,011
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR + 5.25%	1.00%	7.86%	4/29/2024	1,970,000	1,962,137	1,915,825
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	9/29/2020	2,674,370	2,667,939	2,614,197
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	1/3/2025	1,488,750	1,481,083	1,473,237
Plastipak Packaging Inc	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	10/15/2024	987,500	983,130	974,100
Presidio Inc.	Services: Business	Term Loan B 2017	Loan	3M USD LIBOR + 2.75%	1.00%	5.36%	2/2/2024	1,697,600	1,663,332	1,678,078
Prime Security Services Borrower LLC	Services: Consumer	Refi Term Loan B-1	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	5/2/2022	1,950,361	1,943,928	1,943,925
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 5.00%	1.00%	7.49%	1/3/2023	1,150,910	1,145,156	1,145,881
Priority Payment Systems Holdings LLC	High Tech Industries	Delayed Draw Term Loan	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	1/3/2023	—	—	—
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	1/2/2025	1,985,000	1,976,356	1,985,000
Prometric Holdings Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	1/29/2025	496,250	494,124	492,528
Quad/Graphics Inc.	Media: Advertising Printing & Publishing	Term Loan B (12/18)	Loan	1M USD LIBOR + 5.00%	0.00%	7.49%	2/2/2026	4,500,000	4,434,606	4,483,125
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR + 3.00%	1.00%	5.61%	11/3/2023	1,491,203	1,480,810	1,418,969
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	5/2/2024	1,477,500	1,477,500	1,457,184
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR + 4.75%	0.00%	7.36%	7/9/2025	1,000,000	995,568	1,005,000
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	12/20/2024	3,967,481	3,836,608	3,942,684
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR + 3.25%	1.00%	5.86%	4/29/2022	2,709,661	2,712,126	2,713,049
Restaurant Technologies Inc.	Beverage Food & Tobacco	Term Loan (9/18)	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	10/1/2025	1,000,000	997,720	999,380
Revspring Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR + 4.25%	0.00%	6.86%	10/10/2025	1,000,000	997,767	985,000
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan (01/17)	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	2/6/2023	1,725,912	1,725,912	1,718,369
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR + 7.50%	1.00%	10.11%	3/31/2023	486,033	480,179	415,558
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	2/28/2025	992,500	990,321	929,228
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	11/28/2025	4,000,000	3,982,916	4,000,000
Rovi Solutions Corporation	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR + 2.50%	0.75%	4.99%	7/2/2021	1,332,669	1,330,256	1,311,013
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 3.25%	1.00%	5.74%	6/1/2023	4,184,784	4,064,980	4,142,936
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/16/2024	1,975,050	1,956,153	1,967,031
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/5/2024	987,455	983,210	973,877
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed 4.50%	0.00%	4.50%	7/5/2024	1,000,000	996,030	963,750
Savage Enterprises LLC	Transportation: Cargo	Term Loan	Loan	1M USD LIBOR + 4.50%	0.00%	6.99%	8/1/2025	3,823,951	3,774,062	3,836,684
SCS Holdings I Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	10/31/2022	3,393,482	3,378,749	3,401,966
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR + 6.00%	1.00%	8.61%	2/21/2021	915,243	888,341	763,084
SG Acquisition Inc.	Banking Finance Insurance & Real Estate	Term Loan (Safe-Guard)	Loan	3M USD LIBOR + 5.00%	1.00%	7.61%	3/29/2024	1,660,000	1,647,194	1,647,550

See accompanying notes to financial statements.

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Shearer’s Foods LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 4.25%	1.00%	6.74%	6/30/2021	2,925,531	2,916,771	2,898,704
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	8/19/2024	3,017,873	2,966,805	2,981,417
Sirva Worldwide Inc.	Transportation: Cargo	Term Loan B	Loan	3M USD LIBOR + 5.50%	0.00%	8.11%	8/4/2025	2,500,000	2,471,352	2,443,750
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR + 4.00%	1.00%	6.69%	2/2/2024	1,969,937	1,968,013	1,953,528
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	12/19/2025	2,000,000	1,921,772	1,970,000
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	Prime + 2.73%	1.00%	3.73%	3/15/2024	1,984,685	1,970,345	1,967,319
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	616,068	614,712	612,815
SS&C Technologies Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	235,988	235,469	234,742
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	4/16/2025	498,743	497,588	496,189
SSH Group Holdings Inc.	Consumer goods: Non-durable	Term Loan	Loan	2M USD LIBOR + 4.25%	0.00%	6.82%	7/30/2025	1,995,000	1,990,196	1,970,063
Staples Inc.	Retail	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	9/12/2024	1,975,000	1,970,996	1,959,240
Starfruit US Holdco LLC	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR + 3.25%	0.00%	5.74%	10/1/2025	500,000	497,640	496,375
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	3/19/2021	834,991	832,242	638,768
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR + 2.50%	1.00%	5.11%	9/29/2023	677,351	674,400	676,220
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	10/1/2025	1,500,000	1,485,848	1,484,070
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	9/30/2024	1,980,000	1,978,059	1,955,250
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR + 6.50%	0.00%	9.11%	12/15/2025	3,000,000	2,854,156	2,981,250
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	3M USD LIBOR + 3.25%	0.00%	5.86%	7/21/2025	1,250,000	1,244,166	1,247,138
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	2/2/2026	2,830,276	2,797,635	2,734,754
Topgolf International Inc.	Hotel Gaming & Leisure	Term Loan (02/19)	Loan	1M USD LIBOR + 5.50%	0.00%	7.99%	2/6/2026	500,000	495,177	499,375
Townsquare Media Inc.	Media: Broadcasting & Subscription	Term Loan B (02/17)	Loan	1M USD LIBOR + 3.00%	1.00%	5.49%	4/1/2022	881,975	879,219	868,745
Transdigm Inc.	Aerospace & Defense	Term Loan G	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	8/22/2024	4,148,194	4,154,661	4,087,381
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR + 4.00%	0.00%	6.49%	1/25/2024	2,487,500	2,482,802	2,493,719
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR + 3.50%	1.00%	5.99%	6/21/2024	3,411,364	3,399,559	3,368,722
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	Prime + 6.00%	1.00%	7.00%	2/2/2024	4,943,750	4,804,906	4,696,562
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR + 3.75%	1.00%	6.24%	4/22/2024	2,957,469	2,937,874	2,890,926
Trugreen Limited Partnership	Services: Consumer	Term Loan B (07/17)	Loan	1M USD LIBOR + 4.00%	1.00%	6.49%	4/13/2023	488,813	483,230	490,034
Twin River Management Group Inc.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	7/10/2020	713,415	713,888	712,223
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 4.25%	0.00%	6.74%	10/22/2025	3,500,000	3,278,105	3,119,375
Univar USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	7/1/2024	4,250,492	4,231,419	4,241,183
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	3/15/2024	2,746,369	2,733,489	2,557,556
UOS LLC	Capital Equipment	Term Loan B	Loan	1M USD LIBOR + 5.50%	1.00%	7.99%	4/18/2023	591,247	593,692	594,203
UPC Financing Partnership	Media: Broadcasting & Subscription	Term Loan (10/17)	Loan	1M USD LIBOR + 2.50%	0.00%	4.99%	1/15/2026	832,911	832,042	831,687
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR + 4.00%	0.00%	6.61%	8/20/2025	5,486,250	5,456,319	5,464,689
Verra Mobility Corp.	Construction & Building	Term Loan	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	3/3/2025	496,250	494,043	497,903
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR + 3.50%	0.00%	6.11%	1/30/2026	3,000,000	2,985,000	3,006,570
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.75%	4.74%	6/3/2024	3,836,368	3,834,675	3,820,371
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR + 2.00%	0.00%	4.49%	12/31/2025	995,000	993,884	992,095
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR + 2.75%	1.00%	5.24%	2/13/2023	296,814	291,350	295,923
Wand NewCo 3 Inc.	Automotive	Term Loan B	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	2/5/2026	250,000	247,562	250,625
Web.Com Group Inc.	High Tech Industries	Term Loan B (08/18)	Loan	1M USD LIBOR + 3.75%	0.00%	6.24%	10/10/2025	500,000	498,856	496,250
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR + 4.50%	0.00%	7.11%	12/19/2025	4,000,000	3,993,119	3,995,000
WEI Sales LLC	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR + 2.75%	0.00%	5.24%	3/31/2025	496,250	495,108	495,009
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR + 4.75%	0.75%	7.36%	11/29/2024	1,900,000	1,867,434	1,839,827
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR + 3.50%	1.00%	6.11%	10/10/2024	4,241,234	4,068,929	4,003,830
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR + 5.25%	1.00%	7.74%	6/30/2023	2,463,734	2,446,863	2,402,141
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR + 1.75%	0.00%	4.24%	4/29/2023	1,299,622	1,266,499	1,274,605
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	8/5/2024	2,985,044	2,957,351	2,925,343
Wynn Resorts Limited	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR + 2.25%	0.00%	4.74%	10/30/2024	1,000,000	997,579	986,500
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR + 6.00%	1.00%	8.41%	8/9/2024	1,987,500	1,969,194	1,952,719
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR + 4.00%	1.00%	6.61%	8/12/2024	2,468,750	2,458,786	2,139,592
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR + 3.50%	0.00%	5.99%	3/14/2025	992,500	988,123	918,062

									$ 509,676,701	$ 498,405,060

								Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)								18,495,653	$18,495,653	$18,495,653

Total cash and cash equivalents								18,495,653	$18,495,653	$18,495,653

(a)	Security is in default as of February 28, 2019.
(b)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2019.

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

On December 14, 2018, in a refinancing transaction, the Issuer issued $509.5 million of notes (the “2013-1 Reset CLO Notes”), consisting of Class A-1FL-R-2 Floating Rate Senior Notes, Class A-1FXD-R-2 Fixed Rate Senior Notes, Class A-2-R-2 Floating Rate Senior Notes, Class B-R-2 Floating Rate Senior Notes, Class C-R-2 Deferrable Mezzanine Floating Rate Notes, Class D-R-2 Deferrable Mezzanine Floating Rate Notes, Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes, Class F-R-2 Deferrable Junior Floating Rate Notes, Class G-R-2 Deferrable Junior Floating Rate Notes, and Subordinated Notes. The 2013-1 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Reset CLO Notes were used along with existing assets held by the Trustee to redeem all of the Secured Notes issued in 2016. As of February 29, 2020, Saratoga Investment Corp. owned 100% of the Class F-R-2 Notes, Class G-R-2 Notes and the Subordinated Notes of the CLO.

On February 11, 2020, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. (“the Company”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 29, 2020.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 29, 2020 and February 28, 2019, cash and cash equivalents amounted to $9.1 million and $18.5 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

As of February 29, 2020 and February 28, 2019, included in deferred debt financing costs of $2.3 million and $2.5 million, respectively, are structuring fees of the investment bank, rating agency and legal fees, and other various closing costs associated with the issuance of the 2013-1 Reset CLO Notes on December 14, 2018. Such costs have been capitalized and amortized using an effective yield method as appropriate, over the life of the related notes.

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

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Issuer paid $0.2 million, $0.2 million and $0.2 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, $4.6 million, $2.0 million and $3.3 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 29, 2020 and February 28, 2019, $2.4 million and $0.5 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

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

SEC Disclosure Update and Simplification

In March 2019, the U.S. Securities Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company has adopted the final rule, as applicable under SEC Release No. 33-10618 and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$386,695,515	$114,304,162	$500,999,677
Equity interests	—	257	—	257

Total	$—	$386,695,772	$114,304,162	$500,999,934

The following table presents fair value measurements of investments, by major class, as of February 28, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$—	$401,397,704	$96,991,665	$498,389,369
Equity interests	—	15,691	—	15,691

Total	$—	$401,413,395	$96,991,665	$498,405,060

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2020:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2019	$96,991,665	$—	$96,991,665
Payment-in-kind and other adjustments to cost	(1,283,130)	—	(1,283,130)
Net accretion of discount on investments	181,304	—	181,304
Net change in unrealized appreciation (depreciation) on investments	(3,066,649)	—	(3,066,649)
Purchases	47,743,825	—	47,743,825
Sales and repayments	(32,647,696)	—	(32,647,696)
Net realized gain (loss) from investments	200,062	—	200,062
Transfers in (1)	36,803,366	—	36,803,366
Transfers out (2)	(30,618,585)	—	(30,618,585)

Balance as of February 29, 2020	$114,304,162	$—	$114,304,162

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(3,263,424)	$—	$(3,263,424)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2020, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 29, 2020, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year February 28, 2019:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2018	$45,361,411	$4,364	$45,365,775
Payment-in-kind and other adjustments to cost	—	—	—
Net accretion of discount on investments	122,911	—	122,911
Net change in unrealized appreciation (depreciation) on investments	(847,562)	1,893,174	1,045,612
Purchases	51,664,346	—	51,664,346
Sales and repayments	(18,867,427)	—	(18,867,427)
Net realized gain (loss) from investments	6,845	—	6,845
Transfers in (1)	34,492,314	—	34,492,314
Transfers out (2)	(14,941,173)	(1,897,538)	(16,838,711)

Balance as of February 28, 2019	$96,991,665	$—	$96,991,665

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(720,845)	$—	$(720,845)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2019, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2019, as the number of observable market quotes for these investments increased.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received, during the period.

Significant unobservable inputs used in the fair value measurement of the Level 3 term loans and equity include market quotations available from multiple dealers. A significant increase (decrease) in the market quote, in isolation, would result in a significantly lower (higher) fair value measurement.

The valuation techniques and significant unobservable unputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average*
Term loans	$114,304,162	Market Comparables	Third-Party Bid	40.00% - 100.25%

Total	$114,304,162

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

On December 14, 2018, in a refinancing transaction, the Issuer issued $509.5 million of notes consisting of Class A-1FL-R-2 Floating Rate Senior Notes, Class A-1FXD-R-2 Fixed Rate Senior Notes, Class A-2-R-2 Floating Rate Senior Notes, Class B-R-2 Floating Rate Senior Notes, Class C-R-2 Deferrable Mezzanine Floating Rate Notes, Class D-R-2 Deferrable Mezzanine Floating Rate Notes, Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes, Class F-R-2 Deferrable Junior Floating Rate Notes, Class G-R-2 Deferrable Junior Floating Rate Notes, and Subordinated Notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Amended CLO Notes. $30.0 million of Subordinated Notes issued in connection with the 2008 CLO Notes and 2013-1 CLO Notes were not redeemed and remained outstanding.

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

The table below sets forth certain information for each outstanding class of loans and notes issued, pursuant to the loan agreements and Indenture at February 29, 2020.

Description	Interest Rate	Maturity	Principal Amount		Amount Outstanding	Weighted Average Interest Rate
Loan payable, related party	LIBOR + 7.50%	August 20, 2021	$20,000,000	(1)	$2,500,000	9.17%
Loan payable, third party	LIBOR + 1.25%	August 11, 2021	80,000,000	(1)	2,600,000	2.89%
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.25%	January 20, 2030	255,000,000		255,000,000	3.60%
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	4.19%	January 20, 2030	25,000,000		25,000,000	4.19%
Class A-2-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.75%	January 20, 2030	40,000,000		40,000,000	4.11%
Class B-R-2 Senior Secured Floating Rate Notes	LIBOR + 2.30%	January 20, 2030	59,500,000		59,500,000	4.66%
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.75%	January 20, 2030	22,500,000		22,500,000	5.12%
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 3.75%	January 20, 2030	31,000,000		31,000,000	6.13%
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 5.87% (2)	January 20, 2030	27,000,000		27,000,000	8.27%
Class F-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 8.75%	January 20, 2030	2,500,000		2,500,000	11.16%
Class G-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	January 20, 2030	7,500,000		7,500,000	12.42%
Subordinated Notes	N/A	January 20, 2030	69,500,000		69,500,000	N/A

			$639,500,000		$544,600,000

Description	Interest Rate	Maturity	Notional Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes(3)	0.00%	January 20, 2030	$27,000,000	$27,000,000	0.00%

(1)	Represents total loan commitment.
(2)	The spread in respect of the Class E-1-R-2 Notes will initially be 5.87%, and will step up to 8.00% in January 2022.
(3)

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on December 14, 2018, at February 28, 2019:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Class A-1FL-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.25%	January 20, 2030	$255,000,000	$255,000,000	4.07%
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	4.19%	January 20, 2030	25,000,000	25,000,000	4.19%
Class A-2-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.75%	January 20, 2030	40,000,000	40,000,000	4.57%
Class B-R-2 Senior Secured Floating Rate Notes	LIBOR + 2.30%	January 20, 2030	59,500,000	59,500,000	5.12%
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.75%	January 20, 2030	22,500,000	22,500,000	5.57%
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 3.75%	January 20, 2030	31,000,000	31,000,000	6.57%
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 5.87%*	January 20, 2030	27,000,000	27,000,000	8.69%
Class F-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 8.75%	January 20, 2030	2,500,000	2,500,000	11.55%
Class G-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	January 20, 2030	7,500,000	7,500,000	12.80%
Subordinated Notes	N/A	January 20, 2030	69,500,000	69,500,000	N/A

			$539,500,000	$539,500,000

Description	Interest Rate	Maturity	Notional Amount	Amount Outstanding	Weighted Average Interest Rate
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes **	0.00%	January 20, 2030	$27,000,000	$27,000,000	0.00%

*	The spread in respect of the Class E-1-R-2 Notes will initially be 5.87%, and will step up to 8.00% in January 2022.
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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the Indenture on November 15, 2016, at February 28, 2018:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Class A-1 Floating Rate Senior Notes	LIBOR + 1.55%	October 20, 2025	$170,000,000	$170,000,000	2.87%
Class A-2 Floating Rate Senior Notes	LIBOR + 1.75%	October 20, 2025	20,000,000	20,000,000	3.08%
Class B Floating Rate Senior Notes	LIBOR + 2.70%	October 20, 2025	44,800,000	44,800,000	4.04%
Class C Deferrable Floating Rate Notes	LIBOR + 3.36%	October 20, 2025	16,000,000	16,000,000	4.81%
Class D Deferrable Floating Rate Notes	LIBOR + 4.70%	October 20, 2025	14,000,000	14,000,000	6.08%
Class E Deferrable Floating Rate Notes	LIBOR + 6.65%	October 20, 2025	13,100,000	13,100,000	8.06%
Class F Deferrable Floating Rate Notes	LIBOR + 8.50%	October 20, 2025	4,500,000	4,500,000	9.94%
Subordinated Notes	N/A	October 20, 2025	30,000,000	30,000,000	N/A

			$312,400,000	$312,400,000

The following table shows the fair value of the Issuer’s debt outstanding as of February 29, 2020:

Debt Security	February 29, 2020
Loan payable, related party	$2,204,541
Loan payable, third party	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	254,996,329
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,011,552
Class A-2-R-2 Senior Secured Floating Rate Notes	39,999,222
Class B-R-2 Senior Secured Floating Rate Notes	59,498,460
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,499,284
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	30,998,536
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,126,547
Class F-R-2 Deferrable Junior Floating Rate Notes	2,478,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,434,750
Subordinated Notes	22,557,240

$497,404,461

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2019:

Debt Security	February 28, 2019
Class A-1FL-R-2 Senior Secured Floating Rate Notes	$254,987,128
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,018,718
Class A-2-R-2 Senior Secured Floating Rate Notes	39,997,452
Class B-R-2 Senior Secured Floating Rate Notes	59,495,241
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,497,870
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	30,995,916
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,109,023
Class F-R-2 Deferrable Junior Floating Rate Notes	2,483,500
Class G-R-2 Deferrable Junior Floating Rate Notes	7,450,500
Subordinated Notes	25,393,508

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

As of February 29, 2020, the remaining unamortized discount on the Class A-1FL-R-21 Notes, Class A-1FXD-R-2 Notes, Class A-2-R-2 Notes, Class B-R-2 Notes, Class C-R-2 Notes, Class D-R-2 Notes, Class E-1-R-2 Notes, Class F-R-2 Notes and Class G-R-2 Notes were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.5 million, $1.0 million, $0.0 million, $0.0 million and $0.0 million, respectively.

As of February 28, 2019, the remaining unamortized discount on the Class A-1FL-R-21 Notes, Class A-1FXD-R-2 Notes, Class A-2-R-2 Notes, Class B-R-2 Notes, Class C-R-2 Notes, Class D-R-2 Notes, Class E-1-R-2 Notes, Class F-R-2 Notes and Class G-R-2 Notes were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.6 million, $1.1 million, $0.0 million, $0.0 million and $0.0 million, respectively.

For the year ended February 28, 2019, costs associated with the 2013-1 Amended CLO Notes of $0.9 million in remaining unamortized deferred debt financing costs and $0.3 million in unamortized discount, were recognized as additional amortization expense when the related notes were extinguished and recorded within loss on extinguishment of debt in the statement of operations.

As of February 29, 2020, remaining capitalized financing costs of $2.3 million related to the 2013-1 Reset CLO Notes are being amortized over the term of the 2013-1 Reset CLO Notes.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into CLO 2013-1 Warehouse 2 Loan with the Company, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into a loan payable with a third party, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $80 million in order to provide capital necessary to support warehouse activities. The loan payable, which expires on August 11, 2021, bears interest at an annual rate of 3M USD LIBOR + 1.25% through November 11, 2020 and 3M USD LIBOR + 1.75% thereafter. For the year ended February 29, 2020, the Saratoga CLO recognized interest expense of $0.001 million related to the loan payable, with a loan payable balance of $2.6 million as of February 29, 2020.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2016—2019). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 29, 2020 and February 28, 2019, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 29, 2020, February 28, 2019 and February 28, 2018. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 29, 2020, February 28, 2019 and February 28, 2018.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 29, 2020 and February 28, 2019, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 29, 2020 and February 28, 2019, the Issuer had $1.0 million and $1.3 million of unfunded commitments outstanding, respectively.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Issuer neither bought nor sold investments from related parties.

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expires on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of February 28, 2019, the CLO 2013-1 Warehouse Loan was repaid in full, with interest expense of $0.5 million recognized and included in the interest and debt financing expenses in the Issuer’s statement of operations.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into CLO 2013-1 Warehouse 2 Loan with the Company, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the year ended February 29, 2020, the Saratoga CLO recognized interest expense of $0.01 million related to the CLO 2013-1 Warehouse 2 Loan, with an unsecured loan balance of $2.5 million as of February 29, 2020.

The Subordinated Notes are wholly-owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, $4.6 million, $2.0 million and $3.3 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 29, 2020 and February 28, 2019, $2.4 million and $0.5 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations. In addition to refinancing its liabilities, at February 29, 2020, the Investment Manager holds aggregate principal amounts of $2.5 million in Class F-R-2 Notes and $7.5 million in Class G-R-2 Notes of the CLO tranches with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. For the years ended February 29, 2020 and February 28, 2019, payments for the Class F-R-2 Notes and Class G-R-2 Notes totaling $1.2 million and $0.3 million, respectively, are included in interest and debt financing expenses in the Issuer’s statement of operations.

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

As of February 29, 2020 and February 28, 2019, net assets (deficit) were $(35.1) million and $(17.9) million, respectively. These amounts include accumulated losses of $17.9 million and $11.2 million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 29, 2020, February 28, 2019 and February 28, 2018, as shown in the tables below:

	For the Year Ended February 29, 2020
	Common Stock		Capital in Excess	Total Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2019	250	$250	$—	$(17,899,919)	$(17,899,669)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	1,125,944	1,125,944
Net realized gain (loss) from investments	—	—	—	(943,934)	(943,934)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,205,995)	(2,205,995)

Balance at May 31, 2019	250	250	—	(19,923,904)	(19,923,654)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	775,988	775,988
Net realized gain (loss) from investments	—	—	—	(1,218,364)	(1,218,364)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,174,060)	(2,174,060)

Balance at August 31, 2019	250	250	—	(22,540,340)	(22,540,090)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(712,398)	(712,398)
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,516,752)	(7,516,752)

Balance at November 30, 2019	250	250	—	(30,769,490)	(30,769,240)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	136,535	136,535
Net realized gain (loss) from investments	—	—	—	(2,632,887)	(2,632,887)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,836,577)	(1,836,577)

Balance at February 29, 2020	250	$250	$—	$(35,102,419)	$(35,102,169)

	For the Year Ended February 28, 2019
	Common Stock		Capital in Excess	Total Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2018	250	$250	$—	$(11,245,569)	$(11,245,319)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	474,449	474,449
Net realized gain (loss) from investments	—	—	—	(1,157,929)	(1,157,929)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(110,177)	(110,177)

Balance at May 31, 2018	250	250	—	(12,039,226)	(12,038,976)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	191,126	191,126
Net realized gain (loss) from investments	—	—	—	2,237	2,237
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(440,254)	(440,254)

Balance at August 31, 2018	250	250	—	(12,286,117)	(12,285,867)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	472,125	472,125
Net realized gain (loss) from investments	—	—	—	11,948	11,948
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,467,273)	(4,467,273)

Balance at November 30, 2018	250	250	—	(16,269,317)	(16,269,067)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(802,968)	(802,968)
Net realized gain (loss) from investments	—	—	—	(200,967)	(200,967)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(626,667)	(626,667)

Balance at February 28, 2019	250	$250	$—	$(17,899,919)	$(17,899,669)

	For the Year Ended February 28, 2018
	Common Stock		Capital in Excess	Total Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2017	250	$250	$—	$(12,974,026)	$(12,973,776)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	(86,168)	(86,168)
Net realized gain (loss) from investments	—	—	—	293,858	293,858
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(47,767)	(47,767)

Balance at May 31, 2017	250	250	—	(12,814,103)	(12,813,853)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	267,831	267,831
Net realized gain (loss) from investments	—	—	—	475,486	475,486
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,311,081)	(1,311,081)

Balance at August 31, 2017	250	250	—	(13,381,867)	(13,381,617)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	52,984	52,984
Net realized gain (loss) from investments	—	—	—	260,872	260,872
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(202,856)	(202,856)

Balance at November 30, 2017	250	250	—	(13,270,867)	(13,270,617)

Increase (Decrease) from Operations:
Net investment income (loss)	—	—	—	1,160,695	1,160,695
Net realized gain (loss) from investments	—	—	—	(410,685)	(410,685)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,275,288	1,275,288

Balance at February 28, 2018	250	$250	$—	$(11,245,569)	$(11,245,319)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 29, 2020, February 28, 2019, February 28, 2018, February 28, 2017 and February 29, 2016:

	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016
Average subordinated notes’ capital balance(1)	$20,177,254	$18,900,592	$17,262,714	$15,113,353	$18,382,072
Ratio and supplemental data:
Total return(2)	(46.85)%	(22.41)%	32.73%	162.55%	(49.59)%
Net investment income (loss)(3)	6.57%	1.77%	8.08%	(34.62)%	0.57%
Total expenses(3)	156.62%	125.54%	95.41%	141.14%	79.34%
Base management fee(3)	2.48%	1.82%	1.75%	3.87%	4.07%
Subordinated management fee(3)	9.93%	7.29%	6.99%	6.04%	4.07%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
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

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 29, 2020 through May 6, 2020, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements, other than the following:

COVID-19

We evaluated subsequent events from February 29, 2020 through May 6, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Issuer’s portfolio companies, the Issuer’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

As of February 29, 2020, the Issuer valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Issuer at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our February 29, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Issuer cannot predict the extent to which its financial condition and results of operations will be affected at this time.