Form 10-Q
period 2020-05-31
SARATOGA INVESTMENT CORP.
filed 2020-07-08
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2020

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.25% Notes due 2025	SAF	The New York Stock Exchange
7.25% Notes due 2025	SAK	The New York Stock Exchange

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

The number of outstanding common shares of the registrant as of July 8, 2020 was 11,217,545.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $442,916,804 and $418,006,725, respectively)	$420,930,113	$420,442,928
Affiliate investments (amortized cost of $25,998,569 and $23,998,917, respectively)	18,041,254	18,485,854
Control investments (amortized cost of $46,649,515 and $44,293,619, respectively)	43,975,865	46,703,192

Total investments at fair value (amortized cost of $515,564,888 and $486,299,261, respectively)	482,947,232	485,631,974
Cash and cash equivalents	12,842,608	24,598,905
Cash and cash equivalents, reserve accounts	12,952,393	14,851,447
Interest receivable (net of reserve of $1,500,123 and $1,238,049, respectively)	4,308,981	4,810,456
Management fee receivable	285,588	272,207
Other assets	660,775	701,007

Total assets	$513,997,577	$530,865,996

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(489,361)	(512,628)
SBA debentures payable	170,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,892,760)	(2,561,495)
2025 Notes payable	60,000,000	60,000,000
Deferred debt financing costs, 2025 notes payable	(1,953,054)	(2,046,735)
Base management and incentive fees payable	3,552,457	15,800,097
Deferred tax liability	1,070,678	1,347,363
Accounts payable and accrued expenses	1,580,913	1,713,157
Interest and debt fees payable	994,956	2,234,042
Directors fees payable	63,000	61,500
Due to manager	439,730	543,842

Total liabilities	232,366,559	226,579,143

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,217,545 and 11,217,545 common shares issued and outstanding, respectively	11,218	11,218
Capital in excess of par value	289,476,991	289,476,991
Total distributable earnings (loss)	(7,857,191)	14,798,644

Total net assets	281,631,018	304,286,853

Total liabilities and net assets	$513,997,577	$530,865,996

NET ASSET VALUE PER SHARE	$25.11	$27.13

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2020	May 31, 2019
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$9,955,562	$8,527,740
Affiliate investments	398,370	249,325
Control investments	1,133,584	1,648,146
Payment-in-kind interest income:
Non-control/Non-affiliate investments	581,946	151,897
Affiliate investments	46,223	40,150
Control investments	34,782	985,869

Total interest from investments	12,150,467	11,603,127
Interest from cash and cash equivalents	11,796	51,359
Management fee income	634,572	629,516
Structuring and advisory fee income*	313,306	316,375
Other income*	187,000	150,807

Total investment income	13,297,141	12,751,184

OPERATING EXPENSES
Interest and debt financing expenses	2,563,876	3,864,576
Base management fees	2,160,528	1,812,169
Incentive management fees expense (benefit)	(1,858,310)	2,113,169
Professional fees	386,888	395,126
Administrator expenses	556,250	500,000
Insurance	67,726	64,619
Directors fees and expenses	60,000	60,000
General & administrative	350,814	258,601
Income tax expense (benefit)	(8,945)	2,136

Total operating expenses	4,278,827	9,070,396

NET INVESTMENT INCOME	9,018,314	3,680,788

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	8,480	—

Net realized gain (loss) from investments	8,480	—

Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(24,422,894)	2,393,191
Affiliate investments	(2,444,252)	169,944
Control investments	(5,083,223)	1,425,995

Net change in unrealized appreciation (depreciation) on investments	(31,950,369)	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	267,740	(20,930)

Net realized and unrealized gain (loss) on investments	(31,674,149)	3,968,200

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(22,655,835)	$7,648,988

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(2.02)	$0.99
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	11,217,545	7,746,187

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2020	May 31, 2019
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$9,018,314	$3,680,788
Net realized gain from investments	8,480	—
Net change in unrealized appreciation (depreciation) on investments	(31,950,369)	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	267,740	(20,930)

Net increase (decrease) in net assets resulting from operations	(22,655,835)	7,648,988

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	—	(4,176,132)

Net decrease in net assets from shareholder distributions	—	(4,176,132)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	—	1,772,634
Stock dividend distribution	—	667,389
Offering costs	—	(4,365)

Net increase in net assets from capital share transactions	—	2,435,658

Total increase (decrease) in net assets	(22,655,835)	5,908,514
Net assets at beginning of period	304,286,853	180,875,187

Net assets at end of period	$281,631,018	$186,783,701

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2020	May 31, 2019
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(22,655,835)	$7,648,988
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	703,636	(2,672,834)
Net accretion of discount on investments	(312,430)	(318,260)
Amortization of deferred debt financing costs	272,683	341,688
Income tax expense (benefit)	(8,945)	2,136
Net realized (gain) loss from investments	(8,480)	—
Net change in unrealized (appreciation) depreciation on investments	31,950,369	(3,989,130)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	(267,740)	20,930
Proceeds from sales and repayments of investments	9,350,378	26,917,351
Purchases of investments	(38,998,731)	(27,368,748)
(Increase) decrease in operating assets:
Interest receivable	501,475	(68,898)
Due from affiliate	—	430,550
Management and incentive fee receivable	(13,381)	262,266
Other assets	40,232	45,304
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(12,247,640)	837,285
Accounts payable and accrued expenses	(132,244)	(184,742)
Interest and debt fees payable	(1,239,086)	(1,246,177)
Directors fees payable	1,500	1,500
Due to manager	(104,112)	22,661

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(33,168,351)	681,870

Financing activities
Borrowings on debt	20,000,000	—
Payments of deferred debt financing costs	(487,000)	(39,689)
Proceeds from issuance of common stock	—	1,772,634
Payments of cash dividends	—	(3,508,743)
Payments of offering costs	—	(4,219)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,513,000	(1,780,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(13,655,351)	(1,098,147)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	39,450,352	62,094,394

CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$25,795,001	$60,996,247

Supplemental information:
Interest paid during the period	$3,530,278	$4,769,065
Cash paid for taxes	1,006	5,761
Supplemental non-cash information:
Payment-in-kind interest income	(703,636)	2,672,834
Net accretion of discount on investments	312,430	318,260
Amortization of deferred debt financing costs	272,683	341,688
Stock dividend distribution	—	667,389

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments—149.5% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,958,108	$17,220,600	6.1%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	10/1/2018	$1,500,000	1,493,070	1,435,050	0.5%
ArbiterSports, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,776,666	24,195,600	8.6%
Arbiter Sports, LLC (d)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	930,600	0.3%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	652,755	0.2%
CLEO Communications Holding, LLC (d)	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,862,297	13,845,633	13,748,626	4.9%
CLEO Communications Holding, LLC (d)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,144,170	20,036,042	19,978,987	7.1%
CoConstruct, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,163,653	4,082,400	1.4%
CoConstruct, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$3,500,000	3,467,047	3,402,000	1.2%
Davisware, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,973,420	2,844,300	1.0%
Davisware, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	968,436	873,990	0.3%
Destiny Solutions Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,709,234	34,311,600	12.2%
Destiny Solutions Inc. (h), (i)	Business Services	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,765,313	1.0%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2020	12/28/2012	$3,300,000	3,299,985	3,230,700	1.1%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	307,450	0.1%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.50% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,090,374	16,042,089	16,021,185	5.7%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2023	5/16/2018	$23,000,000	22,875,335	22,896,500	8.1%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	416,431	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	697,848	0.2%
Identity Automation Systems (h)	Business Services	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	174,870	0.1%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,378,750	17,338,112	16,673,173	5.9%
inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,100,642	11,403,340	4.0%
inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,982,887	1,869,400	0.7%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,379,167	15,379,167	11,445,176	4.1%
LogicMonitor, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$18,000,000	17,872,544	17,305,200	6.1%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,965,278	8,805,600	3.1%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,463,118	5,358,650	2.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,963,510	4,849,500	1.8%
Passageways, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,661	1,849,500	0.7%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,105,112	0.8%
Sceptre Hospitality Resources, LLC	Business Services	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,970,794	2,970,000	1.1%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,770	7,649,675	2.7%
Vector Controls Holding Co., LLC (d), (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,289,966	0.8%

		Total Business Services			271,108,852	264,761,097	94.0%

Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	409,172	0.1%

		Total Consumer Products			1,589,630	409,172	0.1%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,867,102	1,997,158	0.6%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,987,433	12,872,000	4.6%
EMS LINQ, Inc.	Education	First Lien Term Loan (1M USD LIBOR+8.50%), 9.75% Cash, 8/9/2024	8/9/2019	$14,887,500	14,771,175	13,875,150	4.9%
GoReact	Education	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,934,208	4,709,000	1.7%
GoReact (j)	Education	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$—	—	(116,400)	0.0%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$21,178,171	21,046,716	20,210,328	7.2%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	648,428	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$18,945,824	18,782,577	17,871,596	6.3%

		Total Education			76,272,109	70,070,102	24.9%

TMAC Acquisition Co., LLC (k)	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	1,848,422	0.7%

		Total Food and Beverage			2,261,017	1,848,422	0.7%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	331,445	0.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,940,487	9,488,000	3.4%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$4,000,000	3,970,740	3,795,200	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/31/2022	1/31/2017	$15,000,000	14,936,996	14,737,500	5.2%
HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,947,515	5,868,000	2.1%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,896,667	11,692,000	4.2%
TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,289,018	0.8%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	743,607	0.3%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 6/30/2022	1/15/2016	$7,300,000	7,279,283	7,300,000	2.6%
PDDS Buyer, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,894,752	11,648,400	4.1%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
PDDS Buyer, LLC (j)	Healthcare Services	Delayed Draw Term Loan(3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$2,000,000	1,980,790	1,941,400	0.7%
Roscoe Medical, Inc. (d), (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,029,020	0.7%

		Total Healthcare Services			75,455,307	71,863,590	25.5%

Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.75%), 9.00% Cash, 10/8/2024	10/8/2019	$7,250,000	7,183,577	6,443,075	2.3%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.00% Cash, 10/8/2024	10/8/2019	$3,876,322	3,840,981	3,319,822	1.3%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	217,675	0.1%

		Total Property Management			11,362,787	9,980,572	3.7%

Sub Total Non-control/Non-affiliate investments					442,916,804	420,930,113	149.5%

Affiliate investments - 6.4% (b)
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 11/16/2021	11/17/2016	$7,000,000	6,975,912	6,930,000	2.5%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	2,693,054	1.0%
Top Gun Pressure Washing, LLC (f)	Business Services	First Lien Term Loan(3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,955,507	4,828,000	1.7%
Top Gun Pressure Washing, LLC (f), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,807,719	1,762,220	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Business Services	Preferred Equity	8/12/2019	488,148	488,148	410,913	0.1%

		Total Business Services			15,077,286	16,624,187	5.9%

Elyria Foundry Company, L.L.C. (d), (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	427,692	0.2%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,236,255	1,236,255	989,375	0.3%

		Total Metals			10,921,283	1,417,067	0.5%

Sub Total Affiliate investments					25,998,569	18,041,254	6.4%

Control investments - 15.6% (b)
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	7/3/2018	$5,188,591	5,151,190	5,178,733	1.8%
Netreo Holdings, LLC (g)	Business Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	5/26/2020	$1,200,000	1,188,071	1,197,720	0.4%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,330,311	2.3%

		Total Business Services			9,489,261	12,706,764	4.5%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 9.85%, 1/20/2030	1/22/2008	$69,500,000	22,160,254	18,084,700	6.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 9.09%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,303,000	0.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.34%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	6,918,750	2.5%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 7.84%, 8/20/2021	2/18/2020	$5,000,000	5,000,000	3,962,651	1.4%

		Total Structured Finance Securities			37,160,254	31,269,101	11.1%

Sub Total Control investments					46,649,515	43,975,865	15.6%

TOTAL INVESTMENTS - 171.5% (b)					$515,564,888	$482,947,232	171.5%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 9.2% (b)
U.S. Bank Money Market (l)				25,795,001	$25,795,001	$25,795,001	9.2%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				25,795,001	$25,795,001	$25,795,001	9.2%

(a)

Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of May 31, 2020, non-qualifying assets represent 10.7% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $281,631,018 as of May 31, 2020.
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
(e)

This investment does not have a stated interest rate that is payable thereon. As a result, the 9.85% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)

As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the quarter ended May 31, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$—	$—	$46,223	$—	$—	$(1,758,988)
GreyHeller LLC	—	—	230,371	—	—	(363,252)
Top Gun Pressure Washing, LLC	1,806,750	—	167,999	—	—	(244,777)
TG Pressure Washing Holdings, LLC	138,148	—	—	—	—	(77,235)

	$1,944,898	$—	$444,593	$—	$—	$(2,444,252)

(g)

As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the quarter ended May 31, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$—	$150,833	$—	$—	$(537,967)
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	628,877	634,572	—	(3,112,366)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	65,530	—	—	(175,000)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	220,549	—	—	(516,000)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (j)	2,500,000	—	102,577	—	—	(741,890)

Total	$3,688,000	$—	$1,168,366	$634,572	$—	$(5,083,223)

(h)	Non-income producing at May 31, 2020.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2020. (see Note 8 to the consolidated financial statements).
(k)

As of May 31, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $3.9 million, which represented 0.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2020.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2020 was 0.18%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2020 was 0.34%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 138.2% (b)
Apex Holdings Software Technologies, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,951,463	$17,589,600	5.8%
Apex Holdings Software Technologies, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	10/1/2018	$1,500,000	1,491,938	1,465,800	0.5%
ArbiterSports, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,765,288	25,740,000	8.6%
Arbiter Sports, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$—	—	—	0.0%
Avionte Holdings, LLC (h)	Business Services	Class A Units	1/8/2014	100,000	100,000	922,337	0.3%
CLEO Communications Holding, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,791,686	13,773,206	14,048,211	4.6%
CLEO Communications Holding, LLC	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,041,560	19,919,746	20,414,333	6.7%
CoConstruct, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,161,917	4,284,000	1.4%
CoConstruct, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$—	—	—	0.0%
Davisware, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,971,896	2,970,000	1.0%
Davisware, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$—	—	—	0.0%
Destiny Solutions Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,686,318	35,888,400	11.8%
Destiny Solutions Inc. (h), (i)	Business Services	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,805,839	0.9%
Emily Street Enterprises, L.L.C.	Business Services	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 4/22/2020	12/28/2012	$3,300,000	3,299,987	3,300,000	1.1%
Emily Street Enterprises, L.L.C. (h)	Business Services	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	499,464	0.2%
Erwin, Inc. (d)	Business Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.96% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,049,804	15,990,286	16,049,804	5.3%
FMG Suite Holdings, LLC (d)	Business Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.52% Cash, 11/16/2023	5/16/2018	$23,000,000	22,863,835	23,000,000	7.6%
GDS Holdings US, Inc. (d)	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,444,170	7,650,000	2.5%
GDS Holdings US, Inc. (d)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$1,000,000	990,526	1,020,000	0.3%
GDS Software Holdings, LLC (h)	Business Services	Common Stock Class A Units	8/23/2018	250,000	250,000	421,291	0.1%
Identity Automation Systems (h)	Business Services	Common Stock Class A Units	8/25/2014	232,616	232,616	860,269	0.4%
Identity Automation Systems (d)	Business Services	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$15,422,500	15,389,090	15,524,289	5.1%
inMotionNow, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,094,364	12,200,000	4.1%
inMotionNow, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,981,329	2,000,000	0.0%
Knowland Group, LLC	Business Services	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,893,500	4.9%
National Waste Partners (d)	Business Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,959,602	9,000,000	3.0%
Omatic Software, LLC	Business Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,459,192	5,554,999	1.9%
Omatic Software, LLC (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
Passageways, Inc.	Business Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,961,214	5,034,500	1.7%
Passageways, Inc. (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,001	2,013,800	0.7%
Passageways, Inc. (h)	Business Services	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,042,180	0.8%
Vector Controls Holding Co., LLC (d)	Business Services	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,846	7,928,345	2.6%
Vector Controls Holding Co., LLC (h)	Business Services	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,850,231	0.9%

		Total Business Services			250,447,294	257,971,192	84.8%

Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,619	0.1%

		Total Consumer Products			1,589,630	417,619	0.1%

My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%

		Total Consumer Services			4,867,102	1,997,158	0.6%

C2 Educational Systems (d)	Education	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,981,853	16,000,000	5.3%
EMS LINQ, Inc.	Education	First Lien Term Loan (1M USD LIBOR+8.50%), 10.02% Cash, 8/9/2024	8/9/2019	$14,925,000	14,780,293	14,823,510	4.8%
GoReact	Education	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,930,819	4,950,000	1.6%
GoReact (j)	Education	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$—	—	—	0.0%
Kev Software Inc. (a)	Education	First Lien Term Loan (1M USD LIBOR+8.63%), 10.15% Cash, 9/13/2023	9/13/2018	$21,231,923	21,086,573	21,202,198	7.0%
Texas Teachers of Tomorrow, LLC (h), (i)	Education	Common Stock	12/2/2015	750,000	750,000	703,910	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$19,661,200	19,483,213	19,661,200	6.5%

		Total Education			77,012,751	77,340,818	25.4%

TMAC Acquisition Co., LLC	Food and Beverage	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,880	0.7%

		Total Food and Beverage			2,261,017	2,140,880	0.7%

Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	428,706	0.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,936,612	9,944,000	3.3%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$3,000,000	2,977,619	2,983,200	1.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.96% Cash, 1/31/2022	1/31/2017	$15,000,000	14,929,216	15,099,000	5.0%
HemaTerra Holding Company, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,944,473	6,120,000	2.0%
HemaTerra Holding Company, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,912,295	10,200,000	3.4%
TRC HemaTerra, LLC (h)	Healthcare Services	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,259,190	0.7%
Ohio Medical, LLC (h)	Healthcare Services	Common Stock	1/15/2016	5,000	500,000	416,550	0.1%
Ohio Medical, LLC	Healthcare Services	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,274,482	7,300,000	2.4%
PDDS Buyer, LLC	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,888,585	12,184,800	4.0%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
PDDS Buyer, LLC (j)	Healthcare Services	Delayed Draw Term Loan(3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$—	—	—	0.0%
Roscoe Medical, Inc. (h)	Healthcare Services	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc. (k)	Healthcare Services	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,136,960	0.7%

		Total Healthcare Services			70,471,359	69,072,406	22.7%

Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,180,560	7,264,500	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$3,876,322	3,838,783	3,884,075	1.4%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	354,280	0.1%

		Total Property Management			11,357,572	11,502,855	3.9%

Sub Total Non-control/Non-affiliate investments					418,006,725	420,442,928	138.2%

Affiliate investments—6.0% (b)
Top Gun Pressure Washing, LLC (f)	Business Services	First Lien Term Loan(3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,952,729	5,024,500	1.7%
Top Gun Pressure Washing, LLC (f), (j)	Business Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$—	—	—	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Business Services	Preferred Equity	8//12/2019	350,000	350,000	350,000	0.1%
GreyHeller LLC (f)	Business Services	First Lien Term Loan (3M USD LIBOR+11.00%), 12.46% Cash, 11/16/2021	11/17/2016	$7,000,000	6,971,109	7,000,000	2.2%
GreyHeller LLC (f), (h)	Business Services	Series A Preferred Units	11/17/2016	850,000	850,000	2,981,503	1.0%

		Total Business Services			13,123,838	15,356,003	5.0%

Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,939,800	0.6%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,190,051	1,190,051	1,190,051	0.4%

		Total Metals			10,875,079	3,129,851	1.0%

Sub Total Affiliate investments					23,998,917	18,485,854	6.0%

Control investments - 15.4% (b)
Netreo Holdings, LLC (g)	Business Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,162,734	5,123,191	5,265,989	1.7%
Netreo Holdings, LLC (g), (h)	Business Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,762,672	2.3%

		Total Business Services			8,273,191	12,028,661	4.0%

Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 10.97%, 1/20/2030	1/22/2008	$69,500,000	23,520,428	22,557,240	7.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.21%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,478,000	0.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.46%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,434,750	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 8.96%, 8/20/2021	2/18/2020	$2,500,000	2,500,000	2,204,541	0.8%

		Total Structured Finance Securities			36,020,428	34,674,531	11.4%

Sub Total Control investments					44,293,619	46,703,192	15.4%

TOTAL INVESTMENTS—159.6% (b)					$486,299,261	$485,631,974	159.6%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.0% (b)
U.S. Bank Money Market (l)				39,450,352	$39,450,352	$39,450,352	13.0%

Total cash and cash equivalents and cash and cash equivalents, reserve accounts				39,450,352	$39,450,352	$39,450,352	13.0%

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

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of February 29, 2020 was 1.52%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed its initial public offering (“IPO”) on March 28, 2007. The Company has elected to be treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company expects to continue to qualify and to elect to be treated, for tax purposes, as a RIC. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from its investments.

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

The Company is externally managed and advised by the investment adviser, Saratoga Investment Advisors, LLC (the “Manager” or “Saratoga Investment Advisors”), pursuant to an investment advisory and management agreement (the “Management Agreement”). Prior to July 30, 2010, the Company was managed and advised by GSCP (NJ), L.P.

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of May 31, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $4.0 million.

On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long- term capital in the form of SBA debentures.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended May 31, 2020.

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

As of May 31, 2020, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2020	May 31, 2019
Cash and cash equivalents	$12,842,608	$37,183,604
Cash and cash equivalents, reserve accounts	12,952,393	23,812,643

Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$25,795,001	$60,996,247

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2020, certain investments in three portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $3.9 million, or 0.8% of the fair value of our portfolio. At February 29, 2020, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Structuring and Advisory Fee Income

Structuring and advisory fee income represents various fee income earned and received performing certain investment structuring and advisory activities during the closing of new investments.

Other Income

Other income includes dividends received, origination and monitoring fees and prepayment income fees and is recorded in the consolidated statements of operations when earned.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2020, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2017, 2018 and 2019 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2020 and February 29, 2020, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

New Accounting Pronouncements

There are currently no new accounting pronouncements that would have a material impact on the Company.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$354,435	$354,435
Second lien term loans	—	—	69,487	69,487
Unsecured term loans	—	—	5,811	5,811
Structured finance securities	—	—	27,306	27,306
Equity interests	—	—	25,908	25,908

Total	$—	$—	$482,947	$482,947

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	191	466	—	(1,361)	—	(704)
Net accretion of discount on investments	279	33	—	—	—	312
Net change in unrealized appreciation (depreciation) on investments	(19,115)	(4,582)	(1,035)	(3,803)	(3,415)	(31,950)
Purchases	36,189	—	2,500	—	310	38,999
Sales and repayments	(9,350)	—	—	—	—	(9,350)
Net realized gain (loss) from investments	8	—	—	—	—	8

Balance as of May 31, 2020	$354,435	$69,487	$5,811	$27,306	$25,908	$482,947

Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(18,880)	$(4,583)	$(1,034)	$(3,804)	$(3,414)	$(31,715)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the three months ended May 31, 2020.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2019 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	157	891	—	1,383	242	2,673
Net accretion of discount on investments	166	152	—	—	—	318
Net change in unrealized appreciation (depreciation) on investments	(217)	476	(42)	1,254	2,517	3,988
Purchases	25,444	—	—	—	1,925	27,369
Sales and repayments	(8,917)	(18,000)	—	—	—	(26,917)
Net realized gain (loss) from investments	—	—	—	—	—	—

Balance as of May 31, 2019	$219,479	$109,305	$2,058	$37,965	$40,644	$409,451

Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$(217)	$468	$(42)	$1,254	$2,517	$3,980

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2, or 3 during the three months ended May 31, 2019.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$354,435	Market Comparables	Market Yield (%)	7.5% - 32.1%	11.7%
			EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans	69,487	Market Comparables	Market Yield (%)	9.2% - 117.3%	15.8%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	5,811	Market Comparables	Market Yield (%)	15.2% - 28.6%	24.3%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	27,306	Discounted Cash Flow	Discount Rate (%)	12.25% - 24.00%	20.3%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	10.0%	10.0%
Equity interests	25,908	Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	6.3x
			Revenue Multiples (x)	1.0x - 45.1x	8.0x

Total	$482,947

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$370,417	71.9%	$354,435	73.4%
Second lien term loans	75,978	14.7	69,487	14.4
Unsecured term loans	7,261	1.4	5,811	1.2
Structured finance securities	32,160	6.2	27,306	5.6
Equity interests	29,749	5.8	25,908	5.4

Total	$515,565	100.0%	$482,947	100.0%

The composition of our investments as of February 29, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$343,100	70.5%	$346,233	71.3%
Second lien term loans	75,478	15.5	73,570	15.1
Unsecured term loans	4,761	1.0	4,346	0.9
Structured finance securities	33,521	6.9	32,470	6.7
Equity interests	29,439	6.1	29,013	6.0

Total	$486,299	100.0%	$485,632	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2020. The inputs at May 31, 2020 for the valuation model include:

•	Default rate: 2.0%

•	Recovery rate: 35-70%

•	Discount rate: 24.0%

•	Prepayment rate: 10.0%

•	Reinvestment rate / price: L+400bps / $95.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of May 31, 2020.

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

Saratoga Investment Corp. CLO 2013-1, Ltd.

The Company has a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO invests primarily in senior secured first lien term loans. The Company also holds an investment in the subordinated note and Class F-R-2 and G-R-2 notes of the Saratoga CLO. In addition, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse 2, a wholly- owned subsidiary of Saratoga CLO, in order to provide capital necessary to support warehouse activities.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of May 31, 2020, the aggregate principal amount and fair value of the Company’s investment in the CLO 2013-1 Warehouse 2 Loan was $5.0 million and $4.0 million, respectively.

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

For the three months ended May 31, 2020 and May 31, 2019, we accrued management fee income of $0.6 million and $0.6 million, respectively, and interest income of $0.6 million and $1.1 million, respectively, from the Saratoga CLO.

As of May 31, 2020, the aggregate principal amounts of the Company’s investments in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of the Saratoga CLO was $69.5 million, $2.5 million and $7.5 million, respectively, which had a corresponding fair value of $18.1 million, $2.3 million and $6.9 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO.As of May 31, 2020, Saratoga CLO had investments with a principal balance of $519.0 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $488.5 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2020, the present value of the projected future cash flows of the subordinated notes was approximately $18.3 CLO Valuation Model million, using a 24.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $62.5 million, management fees of $22.1 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2020 (unaudited) and February 29, 2020 and for the three months ended May 31, 2020 (unaudited) and May 31, 2019 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $511,757,973 and $523,438,207, respectively)	$457,744,271	$500,999,677
Equities at fair value (amortized cost of $2,566,752 and $2,566,752, respectively)	—	257

Total investments at fair value (amortized cost of $514,324,725 and $526,004,959, respectively)	457,744,271	500,999,934
Cash and cash equivalents	5,234,135	9,081,041
Receivable from open trades	9,372,675	10,419,700
Interest receivable (net of reserve of $356,472 and $307,705, respectively)	2,036,503	1,294,523
Prepaid expenses and other assets	58,382	84,526

Total assets	$474,445,966	$521,879,724

LIABILITIES
Interest payable	$1,999,748	$2,090,188
Payable from open trades	9,355,964	36,673,471
Accrued base management fee	55,725	54,441
Accrued subordinated management fee	222,898	217,766
Accounts payable and accrued expenses	68,349	81,822
Loan payable, related party	5,000,000	2,500,000
Loan payable, third party	13,528,220	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(516,720)	(530,448)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(940,279)	(965,259)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,281,588)	(2,340,764)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(22,306,712)	(22,899,324)

Total liabilities	$543,685,605	$556,981,893

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(69,239,889)	(35,102,419)

Total net assets	(69,239,639)	(35,102,169)

Total liabilities and net assets	$474,445,966	$521,879,724

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2020	May 31, 2019
INVESTMENT INCOME
Total interest from investments	7,213,489	8,203,707
Interest from cash and cash equivalents	3,287	7,363
Other income	109,641	140,123

Total investment income	7,326,417	8,351,193

EXPENSES
Interest and debt financing expenses	7,288,568	6,418,808
Base management fee	125,521	125,903
Subordinated management fee	502,085	503,613
Professional fees	88,490	124,508
Trustee expenses	51,858	19,879
Other expense	28,052	32,538

Total expenses	8,084,574	7,225,249

NET INVESTMENT INCOME (LOSS)	(758,157)	1,125,944

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(1,803,884)	(943,934)
Net change in unrealized depreciation on investments	(31,575,429)	(2,205,995)

Net realized and unrealized loss on investments	(33,379,313)	(3,149,929)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(34,137,470)	$(2,023,985)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	x	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC (b)	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	18,975	$1,897,538	$—
Education Management II LLC (b)	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	6,692	669,214	—
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	11/19/2026	$1,496,250	1,453,849	1,434,530
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	3M USD LIBOR+	3.50%	0.00%	3.84%	5/30/2025	2,952,437	2,942,983	826,682
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	2,076,547	2,058,435	1,654,323
ADMI Corp.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	3.09%	4/30/2025	1,965,276	1,957,855	1,798,719
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	7/23/2021	2,364,874	2,364,078	2,119,850
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	7/23/2021	488,693	485,128	438,114
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	5.18%	7/31/2026	498,750	497,545	462,177
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,940,000	3,911,716	3,299,750
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	3M USD LIBOR+	3.00%	0.00%	3.34%	1/5/2026	495,000	495,000	480,150
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	7/30/2021	2,881,923	2,879,786	2,633,357
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	AI Convoy (Luxembourg) USD T/L B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/15/2027	1,500,000	1,492,592	1,428,750
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	485,000	485,000	366,175
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.34%	8/15/2025	2,406,250	2,396,870	1,973,125
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.68%	10/10/2025	1,937,500	1,914,018	1,724,375
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	8/19/2021	3,377,293	3,374,207	3,337,880
Allen Media LLC	Media: Advertising Printing & Publishing	Allen Media T/L B (1/20)	Loan	2M USD LIBOR+	5.50%	0.00%	5.78%	2/10/2027	3,000,000	2,986,071	2,827,500
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,454,005	1,446,990	1,066,265
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.18%	10/1/2025	1,767,163	1,763,700	1,678,805
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/5/2024	4,780,845	4,777,921	4,398,377
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	6/30/2022	3,915,488	3,907,173	3,641,404
Amerilife Holdings LLC	Banking Finance Insurance & Real Estate	AmeriLife T/L	Loan	1M USD LIBOR+	4.00%	0.00%	4.18%	3/18/2027	886,364	884,237	815,454
Amerilife Holdings LLC (a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	1M USD LIBOR+	4.00%	0.00%	4.18%	3/18/2027	—	—	—
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	2/28/2025	3,453,572	3,418,544	3,194,554
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.09%	8/11/2025	985,000	981,157	317,249
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	483,819	482,396	360,750
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	10/1/2026	997,500	992,795	957,181
APLP Holdings Limited Partnership	Utilities	APLP Holdings T/L B (01/20)	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	4/11/2025	1,894,737	1,894,737	1,834,939
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	1/15/2027	2,500,000	2,410,516	2,374,224
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,333,558	2,587,583
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	10/1/2025	1,975,000	1,971,083	1,817,000
Aristocrat International PTY Ltd	Hotel Gaming & Leisure	Term Loan (5/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	10/21/2024	1,000,000	980,043	993,750
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	7/31/2024	465,137	463,621	406,028
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	3.34%	11/14/2025	1,237,500	1,235,709	1,206,563
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	8/4/2022	870,960	868,920	852,888
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	11/3/2023	491,477	488,707	478,271
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	4.84%	2/11/2026	1,980,000	1,946,688	1,905,750
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	12/16/2024	3,169,156	3,140,053	2,944,146
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.34%	1/30/2026	3,467,443	3,412,554	3,097,953
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	847,650	942,860
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	10/10/2026	248,750	247,605	245,081
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.84%	7/31/2025	3,934,925	3,919,453	3,478,474
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	2.18%	7/1/2026	4,974,969	4,969,626	4,850,593
Blackstone Mortgage Trust Inc.	Banking Finance Insurance & Real Estate	Term Loan B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	500,000	485,055	487,500
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,445,038	3,442,502	3,279,951
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	3.00%	1.00%	4.00%	5/22/2024	955,134	953,335	907,377
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.18%	5/24/2027	992,513	983,756	917,011
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.59%	9/5/2025	985,000	981,186	896,350
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	1/27/2027	2,024,614	2,022,906	1,940,248
Brookfield Property REIT Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	8/27/2025	4,000,000	3,112,644	3,024,280
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/1/2025	496,231	495,158	484,292
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	11/2/2026	1,000,000	995,596	970,000
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	6.43%	11/18/2024	2,962,500	2,853,893	2,784,750
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.84%	2/12/2025	968,750	958,753	900,938
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	1/2/2026	695,625	683,433	685,191
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	1,393,388	1,373,831	1,247,082
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,451,250	1,443,042	1,310,363
Castle US Holding Corporation	Media: Advertising Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	1/29/2027	500,000	497,688	462,710
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	5.84%	10/1/2025	2,468,750	2,448,592	2,147,813
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	1,443,708	1,432,362	1,162,907
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	3/15/2027	2,992,500	2,989,209	2,867,653
Chemours Company The	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	4/3/2025	997,455	938,747	930,955
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	2/27/2026	990,019	988,954	968,159

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	x	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.68%	4/30/2026	1,492,500	1,478,985	1,417,875
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,886,209	1,882,170	1,777,752
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,177,580	1,127,951	1,042,900
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/11/2026	3,000,000	2,837,460	2,790,000
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	10/5/2023	1,471,612	1,461,859	1,406,316
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	1/31/2028	2,000,000	2,000,000	1,895,620
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	6/2/2025	982,500	982,500	591,347
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/17/2022	1,436,782	1,428,726	1,050,647
Crown Subsea Communications Holding Inc.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.18%	11/3/2025	949,545	941,012	906,815
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	7/17/2025	1,969,543	1,948,342	1,892,239
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	1/15/2026	493,750	492,789	474,770
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	4/15/2027	498,750	498,750	480,361
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	8/21/2025	3,945,050	3,929,466	3,678,759
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	2/27/2024	1,950,705	1,942,527	1,576,014
Dealer Tire LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	12/12/2025	2,992,500	2,985,290	2,768,063
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	3/31/2025	6,429,673	6,365,806	5,530,869
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	9/19/2025	3,804,870	3,800,748	3,732,425
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	1,318,289	1,316,053	1,240,840
Delta Air Lines Inc.	Transportation: Consumer	Term Loan B (4/20)	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	4/27/2023	250,000	242,646	246,458
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	12/29/2023	279,282	278,127	252,052
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	8/24/2026	3,470,000	2,878,355	2,971,188
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.51%	5/21/2026	2,977,500	2,940,328	2,173,575
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/8/2024	465,625	464,315	454,664
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	11/27/2026	4,987,500	4,940,766	4,788,000
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.00%	8/18/2025	2,925,000	2,846,164	2,749,500
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	8/28/2024	4,887,115	4,863,037	4,654,977
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	2/9/2023	2,186,768	2,175,273	2,117,513
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	496,142	491,791	467,614
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	4/29/2024	3,926,930	3,906,672	3,664,572
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	6/26/2025	1,965,000	1,955,242	1,503,225
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	10/10/2025	4,937,500	4,928,369	3,211,597
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	6M USD LIBOR+	3.75%	0.00%	4.26%	2/18/2027	1,621,622	1,619,987	1,475,676
EyeCare Partners LLC (a)	Healthcare & Pharmaceuticals	Unfunded Commitment	Loan	6M USD LIBOR+	3.75%	0.00%	4.26%	2/18/2027	—	—	—
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	2.18%	12/27/2022	359,915	359,378	346,418
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.84%	2/1/2027	5,436,375	5,414,271	5,106,114
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	6M USD LIBOR+	3.25%	0.00%	3.76%	4/18/2025	1,330,058	1,323,314	743,795
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	8/1/2025	4,432,497	4,404,023	4,244,116
Froneri US Inc.	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	1/29/2027	2,000,000	1,995,302	1,905,000
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	3M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	771,131	751,777	501,235
GBT US LLC	Hotel Gaming & Leisure	Term Loan 2/20	Loan	3M USD LIBOR+	4.00%	0.00%	4.34%	2/26/2027	2,993,363	2,933,497	2,544,358
GBT US LLC (a)	Hotel Gaming & Leisure	Delayed Term Loan (2/20)	Loan	3M USD LIBOR+	4.00%	0.00%	4.34%	2/26/2027	—	—	—
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	7.18%	1/3/2023	585,849	584,910	512,618
General Nutrition Centers Inc. (b)	Retail	Term Loan B2	Loan	2M USD LIBOR+	8.75%	0.75%	9.50%	3/4/2021	852,377	852,151	584,825
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.34%	12/30/2026	1,500,000	1,492,967	1,465,980
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/25/2024	3,994,859	3,630,078	3,516,115
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.34%	8/6/2025	2,462,500	2,452,780	2,216,250
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	5.18%	4/16/2025	1,228,741	1,223,952	1,054,665
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	12/27/2024	2,952,600	2,931,537	2,804,970
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.00%	4.59%	11/28/2025	3,022,463	3,022,463	2,516,201
Go Wireless Inc.	Telecommunications	Term Loan	Loan	3M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	3,158,117	3,119,216	2,316,289
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	2.34%	3/7/2025	3,000,000	2,922,576	2,805,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	4/12/2024	3,661,538	3,626,752	3,423,538
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/28/2025	660,340	657,827	637,228
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	5/1/2025	3,954,873	3,933,151	3,816,453
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,695,528	1,689,040	1,041,784
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	8/1/2024	487,500	486,692	466,172
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	4.09%	9/30/2024	2,970,000	2,920,543	2,494,800
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	264,030	263,720	254,541
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	8/18/2025	3,940,000	3,925,846	3,848,080
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.34%	10/24/2025	2,468,750	2,448,967	1,975,000
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	2/18/2027	5,985,000	5,961,921	5,775,525
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,705,420	1,697,964	1,639,693
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	4,937,500	4,748,836	4,674,183
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/28/2024	3,927,080	3,913,747	3,698,014
Inmar Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,448,179	3,373,498	2,982,675
Innophos Holdings Inc.	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	2/5/2027	500,000	497,607	479,585
Intrado Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,953,656	2,885,855	2,377,693
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.00%	3.34%	12/18/2024	995,000	990,604	948,046
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/16/2025	2,758,021	2,714,401	999,783
Jane Street Group LLC	Banking Finance Insurance & Real Estate	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	1/31/2025	1,000,000	977,897	975,000
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	6/3/2026	3,221,225	3,204,009	2,954,475

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	x	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/9/2022	1,794,987	1,791,984	1,136,819
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/20/2025	4,624,326	4,580,021	2,913,325
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	9/21/2026	248,750	248,204	237,556
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	5.18%	7/2/2025	1,994,937	1,975,551	1,879,390
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	12/16/2024	2,451,229	2,444,616	1,210,907
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	483,750	482,461	338,625
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,905,639	2,870,940	2,556,962
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	12/2/2024	4,118,558	4,105,606	3,624,331
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,320,814	1,073,833
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,500	60,566
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	3/27/2025	393,000	392,318	314,400
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	3/27/2025	98,250	98,079	78,600
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	7/15/2024	2,088,642	2,084,101	1,832,784
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	11/11/2026	1,242,099	1,239,297	1,193,583
MA FinanceCo. LLC	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	5/29/2025	500,000	487,500	487,500
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	8/29/2025	1,496,250	1,496,250	1,410,216
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	2.09%	2/15/2027	250,000	249,425	243,125
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	9/30/2024	1,151,419	1,142,444	1,131,270
McDermott International (Americas) Inc. (b)	Construction & Building	Term Loan B	Loan	Prime+	4.00%	1.00%	5.00%	5/12/2025	1,965,000	1,933,938	670,065
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	5/4/2022	928,592	926,922	789,304
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	3M USD LIBOR+	2.50%	0.00%	2.84%	1/31/2025	578,738	577,776	557,758
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.84%	3/2/2026	2,970,000	2,963,431	2,843,240
Michaels Stores Inc.	Retail	Term Loan B	Loan	3M USD LIBOR+	2.50%	1.00%	3.50%	1/30/2023	2,591,749	2,583,984	2,248,343
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	8/15/2024	968,433	965,064	889,990
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,889,577	3,841,743	3,463,358
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	2/2/2026	885,063	877,576	858,511
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	11/28/2025	987,500	985,773	744,950
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	9/20/2024	488,740	487,885	437,423
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	4.01%	11/14/2025	493,750	491,812	474,000
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	3/9/2026	1,895,027	1,878,364	1,830,596
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	3M USD LIBOR+	4.25%	0.00%	4.59%	3/9/2026	86,065	85,331	83,139
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,954,545	2,913,787	2,512,280
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	990,000	973,946	849,549
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	9/18/2026	240,156	239,075	231,002
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	5/24/2023	3,446,137	3,448,371	3,239,369
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.34%	3/3/2025	4,750,000	4,330,953	4,168,125
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/17/2022	1,914,870	1,907,111	1,798,178
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	3M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	1,000,000	994,639	940,000
NPC International Inc. (b)	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	4/19/2024	487,500	487,124	198,169
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.43%	5/29/2025	4,000,000	3,962,190	3,280,000
Onex Carestream Finance LP	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,359,150	2,354,156	2,194,010
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	4/30/2025	491,250	483,741	426,312
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2025	498,728	496,388	466,310
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	5/29/2026	878,269	874,285	831,791
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.25%	4/29/2024	2,441,173	2,432,426	2,343,527
PGX Holdings Inc. (b)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2020	3,458,472	3,454,413	1,867,575
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	1/3/2025	1,470,000	1,463,803	1,357,133
Pitney Bowes Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	5.68%	1/7/2025	2,500,000	2,248,353	1,980,000
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	1,987,374	1,950,136	1,775,718
Plastipak Packaging Inc.	Containers Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	10/15/2024	2,944,583	2,922,086	2,845,821
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	6M USD LIBOR+	6.00%	1.00%	7.00%	12/10/2024	2,950,000	2,895,503	2,946,843
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.18%	4/30/2026	2,977,500	2,925,077	2,549,484
Presidio Holdings Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	3.84%	1/22/2027	500,000	498,908	484,065
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	9/23/2026	2,985,000	2,968,866	2,905,718
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	1/3/2023	2,466,349	2,456,581	1,973,079
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	1/2/2025	1,960,000	1,953,063	1,553,300
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	490,050	488,344	416,543
Pug LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.68%	2/12/2027	1,496,250	1,488,962	1,305,478
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.00%	11/3/2023	1,472,279	1,464,781	1,430,613
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.59%	7/9/2025	1,432,727	1,426,848	1,331,720
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,917,387	3,811,620	3,564,822
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/29/2022	2,673,167	2,674,366	2,549,533
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	8/21/2024	862,069	862,070	849,404
Reynolds Consumer Products LLC	Containers Packaging & Glass	Reynolds Consumer Products T/L	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	2/4/2027	1,500,000	1,498,177	1,470,945
RGIS Services LLC (b)	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	8.50%	3/31/2023	482,554	477,953	265,405
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	2/28/2025	980,000	978,136	773,896
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	11/28/2025	3,960,000	3,944,520	3,724,063
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.75%	1.00%	3.75%	6/1/2023	5,637,965	5,559,901	5,315,530
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	6.59%	8/16/2024	1,950,300	1,935,103	1,790,863
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	7/5/2024	768,409	765,760	722,305
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,979	945,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	x	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	1,000,000	970,000	969,580
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	8/1/2025	2,449,704	2,423,090	2,409,896
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.68%	7/1/2026	1,985,025	1,980,734	1,932,918
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	2/21/2021	902,649	892,542	142,916
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	870,968	830,571	767,323
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,931,951	1,930,419	1,690,457
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.84%	1/23/2025	498,750	498,750	438,900
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	1/15/2027	3,316,066	3,251,646	2,978,922
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.68%	12/19/2025	1,980,000	1,909,760	1,480,763
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	6M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	1,762,897	1,756,175	1,701,196
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	4/16/2025	192,493	192,148	186,118
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	4/16/2025	280,056	279,546	270,780
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	4/16/2025	492,422	491,466	476,359
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.34%	4/16/2026	1,955,250	1,955,250	1,726,740
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	5.25%	0.00%	5.43%	7/10/2026	1,995,000	1,950,157	1,782,193
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/19/2021	822,151	820,919	641,278
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.25%	9/29/2023	1,890,601	1,862,249	1,830,347
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	5.25%	1.00%	6.25%	7/11/2025	2,487,500	2,399,481	2,263,625
Tenneco Inc.	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	10/1/2025	1,481,250	1,469,552	1,186,541
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/30/2024	1,955,000	1,953,155	1,752,169
Terex Corporation	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	1/31/2024	990,000	986,353	960,300
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.68%	12/15/2025	2,746,102	2,624,135	2,478,357
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	7/21/2025	1,234,375	1,229,724	1,175,742
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	2/2/2026	2,965,878	2,895,389	2,854,658
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	3/8/2024	1,600,000	1,587,055	1,408,000
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.43%	3/6/2026	2,334,338	2,283,519	2,055,688
T-Mobile USA Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	4/1/2027	2,000,000	1,970,000	1,999,540
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	8/22/2024	4,096,027	4,100,487	3,737,625
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.18%	1/25/2024	2,456,250	2,453,261	1,473,750
TRC Companies Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,368,182	3,358,677	3,098,727
TRC Companies Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	6/21/2024	995,000	981,276	915,400
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	8.00%	2/2/2024	4,696,562	4,591,232	4,344,320
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	4/22/2024	2,919,937	2,904,610	2,649,843
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	0.00%	3.93%	3/19/2026	978,924	970,466	943,438
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.93%	5/11/2026	992,500	988,080	871,226
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.43%	10/22/2025	3,456,250	3,269,341	3,240,234
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	3M USD LIBOR+	2.25%	0.00%	2.59%	7/1/2024	1,627,723	1,622,294	1,581,430
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	2,700,582	2,690,340	2,576,355
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	8/30/2024	976,253	966,607	740,322
US Ecology Holdings Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.68%	11/2/2026	498,750	497,679	490,022
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.34%	8/20/2025	5,417,500	5,391,755	4,382,270
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.18%	3/2/2026	3,421,653	3,409,756	3,357,497
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.84%	7/1/2026	1,891,235	1,851,368	1,826,611
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,826,626	2,826,194	2,755,960
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	12/31/2025	924,960	924,142	905,304
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.18%	5/6/2026	495,000	494,002	475,819
VM Consolidated Inc.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	3.43%	2/28/2025	479,194	477,393	452,838
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.84%	12/19/2025	3,950,000	3,943,221	3,634,000
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,234,217	1,164,698	1,001,086
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	3M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	2,432,469	2,419,117	1,982,462
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.93%	4/29/2023	903,135	886,707	883,564
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	5.26%	4/4/2025	1,979,938	1,962,682	1,722,546
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/5/2024	2,947,637	2,925,682	2,248,487
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/13/2026	3,491,250	3,459,637	3,406,866
YS Garments LLC	Retail	Term Loan	Loan	3M USD LIBOR+	6.00%	0.00%	6.34%	8/9/2024	1,925,000	1,909,867	1,694,000
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.43%	1/25/2027	1,000,000	1,000,000	967,810
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/12/2024	2,437,500	2,429,338	1,969,037
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.68%	3/14/2025	959,762	956,282	808,600

										$514,324,725	$457,744,271

									Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)									5,234,135	$5,234,135	$5,234,135

Total cash and cash equivalents									5,234,135	$5,234,135	$5,234,135

(a)    All or a portion of this investment has an unfunded commitment as of May 31, 2020.

(b)    As of May 31, 2020, the investment was in default and on non-accrual status.

(c)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2020.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of May 31, 2020 was 0.09%.

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2020 was 0.18%.

2M USD LIBOR—The 2 month USD LIBOR rate as of May 31, 2020 was 0.28%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2020 was 0.34%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2020 was 0.51%.

Prime—The Prime Rate as of May 31, 2020 was 3.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	18,975	$1,897,538	$190
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	6,692	669,214	67
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/19/2026	$500,000.00	498,790	491,665
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	5/30/2025	2,959,950	2,949,872	1,943,710
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/15/2023	2,081,927	2,062,239	1,969,149
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	4/30/2025	1,970,000	1,962,286	1,924,848
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	2,371,131	2,370,010	2,286,173
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	489,950	485,523	470,352
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/31/2026	500,000	498,753	486,875
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	5/9/2025	3,950,000	3,919,494	3,695,225
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	1/5/2026	496,250	496,250	486,325
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	7/30/2021	2,889,487	2,886,790	2,677,601
AI Convoy Bidco Limited	Aerospace & Defense	AI Convoy Bidco T/L B (USD)	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	1/29/2027	1,500,000	1,492,500	1,483,125
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	3/11/2024	486,250	486,250	384,138
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	8/15/2025	2,421,875	2,411,617	2,228,125
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	10/10/2025	1,950,000	1,925,236	1,945,125
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/19/2021	3,377,293	3,373,263	3,373,071
Allen Media LLC	Media: Advertising Printing & Publishing	Allen Media T/L B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	2/10/2027	3,000,000	2,985,000	2,936,250
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	4/3/2024	1,454,005	1,446,493	1,353,141
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	10/1/2025	1,767,163	1,763,366	1,748,943
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	3/24/2023	990,000	982,019	982,575
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	4/5/2024	4,889,524	4,886,331	4,788,702
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/30/2022	3,925,767	3,916,564	3,896,324
AmeriLife Group LLC	Banking Finance Insurance & Real Estate	AmeriLife T/L	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/5/2027	838,710	836,613	832,419
AmeriLife Group LLC(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	4.00%	2/5/2027	—	—	—
Amex GBT (2/20) T/L	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	2,993,363	2,933,496	2,926,012
Amex GBT 2/20 D/T/L(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	—	—	—
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/28/2025	3,462,357	3,425,731	3,224,320
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	8/11/2025	987,500	983,508	759,141
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	12/7/2023	485,063	483,537	354,789
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/1/2026	1,000,000	995,123	990,000
APLP Holdings Limited Partnership	Utilities	APLP Holdings T/L B (Atlantic Power)	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/13/2023	2,000,000	2,000,000	1,977,500
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	1/15/2027	1,500,000	1,498,209	1,484,070
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2024	3,350,967	3,332,339	3,225,306
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/1/2025	1,980,000	1,975,743	1,937,093
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	7/31/2024	488,775	487,107	476,556
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	4.46%	11/14/2025	1,237,500	1,235,582	1,228,219
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/24/2021	1,391,552	1,385,662	1,384,595
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	8/4/2022	1,876,925	1,872,057	1,853,069
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	11/3/2023	492,773	489,808	485,381
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/11/2026	1,985,000	1,950,006	1,970,113
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/16/2024	3,169,156	3,138,355	3,010,698
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	1/30/2026	3,476,222	3,418,777	3,406,697
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/10/2026	249,375	248,169	246,881
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	5.96%	7/31/2025	3,944,937	3,928,266	3,432,096
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	6/2/2025	25,355	25,274	25,161
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	7/1/2026	4,987,500	4,981,754	4,897,974
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	4/12/2023	3,453,781	3,450,952	3,432,195
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	2M USD LIBOR+	3.00%	1.00%	4.50%	5/22/2024	955,900	953,639	946,341
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/24/2027	995,000	985,847	978,214
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/2/2025	2,475,000	2,454,363	2,374,070
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	9/5/2025	987,500	983,437	987,500
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	1/27/2027	2,024,614	2,022,736	2,002,687
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	4.52%	8/1/2025	497,487	496,370	488,627
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	11/2/2026	1,000,000	995,334	989,170
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	7.77%	11/18/2024	3,000,000	2,884,283	2,992,500
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	2/12/2025	975,000	964,353	964,031
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	1/2/2026	697,500	684,758	696,196
CareerBuilder LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	6.75%	1.00%	8.27%	7/31/2023	2,266,211	2,232,341	2,223,720
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	7.77%	2/28/2021	2,362,278	2,356,691	2,263,062
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/20/2023	1,455,000	1,446,052	1,236,750
Castle US Holding Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	1/27/2027	500,000	497,509	475,000
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	10/1/2025	2,475,000	2,453,876	2,338,875
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	6/7/2023	1,447,458	1,435,195	1,329,447

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/15/2027	3,000,000	2,996,438	2,922,180
C1itadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	2/27/2026	992,500	991,371	983,816
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	4/30/2026	1,496,250	1,482,216	1,451,991
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,891,221	1,886,758	1,855,761
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/22/2025	495,000	493,979	493,763
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	9/6/2024	1,183,650	1,131,380	1,088,224
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/11/2026	2,000,000	1,984,055	1,980,000
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	10/5/2023	1,475,404	1,464,720	1,395,481
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/31/2028	2,000,000	2,000,000	1,976,660
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	6/2/2025	985,000	985,000	711,663
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.90%	8/17/2022	1,436,782	1,427,762	1,089,957
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	11/3/2025	1,655,837	1,640,398	1,649,627
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/17/2025	1,974,620	1,952,260	1,941,308
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	4/15/2027	500,000	500,000	492,500
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/15/2026	495,000	493,968	486,031
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/21/2025	3,945,050	3,928,487	3,874,789
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	2/27/2024	1,955,694	1,946,628	1,867,688
DaVita Inc.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/12/2026	997,500	995,133	985,859
Dealer Tire LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/12/2025	3,000,000	2,992,500	2,977,500
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/31/2025	6,446,003	6,379,073	6,317,083
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	9/19/2025	3,814,430	3,809,967	3,766,292
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	2/1/2024	1,318,289	1,315,922	1,275,445
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/29/2023	279,282	278,012	267,413
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	8/24/2026	997,500	992,773	907,725
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	5/21/2026	2,985,000	2,944,957	2,790,975
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/8/2024	468,750	467,304	461,522
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/27/2026	5,000,000	4,950,804	4,962,500
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	8/18/2025	2,962,500	2,879,096	2,925,469
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	8/28/2024	4,927,385	4,901,606	4,804,200
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	5.21%	2/9/2023	2,199,416	2,186,449	2,160,926
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	11/7/2024	497,428	492,831	491,832
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	5.77%	4/29/2024	3,937,025	3,914,795	3,766,985
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	6/26/2025	1,970,000	1,957,901	1,811,179
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	10/10/2025	4,950,000	4,939,709	3,966,188
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	1,621,622	1,619,618	1,583,789
EyeCare Partners LLC(a)	Healthcare & Pharmaceuticals	EyeCare Partners Delayed Draw Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	—	—	—
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	12/27/2022	360,538	359,905	356,752
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	2/1/2027	5,450,000	5,426,720	5,338,275
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/18/2025	1,330,058	1,322,900	1,312,103
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/1/2025	4,443,748	4,414,007	4,421,530
Froneri International Ltd	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/29/2027	2,000,000	1,995,162	1,962,500
Fusion Connect Inc.	Telecommunications	Exit Term Loan (1/20)	Loan	3M USD LIBOR+	9.50%	2.00%	11.50%	1/14/2025	1,500,000	1,470,716	1,495,005
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	8.00%	2.00%	10.00%	7/14/2025	757,724	737,560	527,883
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	8/13/2025	4,443,750	4,442,729	4,410,422
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	8/1/2025	2,962,500	2,940,820	2,888,438
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	3M USD LIBOR+	8.75%	0.75%	10.21%	3/4/2021	930,446	929,986	856,010
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	8.52%	1/3/2023	585,849	584,748	583,505
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	3.46%	12/30/2026	1,500,000	1,492,771	1,489,380
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	3/25/2024	2,000,000	1,911,214	1,846,260
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/6/2025	2,468,750	2,458,492	2,450,234
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2025	1,231,867	1,226,730	1,155,652
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/27/2024	2,960,000	2,937,550	2,952,600
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,039,750	3,039,750	2,886,668
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	12/22/2024	3,202,597	3,161,265	3,005,093
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	3/7/2025	2,000,000	2,000,000	1,950,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/12/2024	3,661,538	3,624,459	3,644,769
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/28/2025	898,530	894,831	898,530
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	5/1/2025	3,964,937	3,941,954	3,895,550
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	6.21%	11/3/2023	1,723,072	1,715,720	1,356,919
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	8/1/2024	488,750	487,883	481,419
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	5.21%	9/30/2024	2,977,500	2,925,219	2,754,188
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	6/3/2024	264,030	263,694	253,799
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/18/2025	3,950,000	3,935,111	3,883,364
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	10/24/2025	2,475,000	2,454,070	2,301,750
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	2/18/2027	6,000,000	5,975,621	5,955,000
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,709,781	1,701,824	1,691,623
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	12/24/2026	5,000,000	4,803,288	4,875,000
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/28/2024	2,939,742	2,919,274	2,917,694
Informatica LLC	High Tech Industries	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/25/2027	500,000	497,500	489,375
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	5/1/2024	3,457,043	3,377,774	3,320,939
Innophos Holdings Inc	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/4/2027	500,000	497,521	496,250

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	12/18/2024997,500992,818982,538
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	6/16/2025	2,796,876	2,750,718	1,118,750
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	6/3/2026	3,229,359	3,211,489	3,172,846
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/9/2022	1,800,290	1,796,697	1,458,235
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	11/20/2025	4,687,500	4,640,380	2,499,984
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	9/19/2026	249,375	248,789	247,505
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Kindred Healthcare T/L (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/2/2025	2,000,000	1,980,000	1,975,000
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	12/16/2024	2,457,482	2,450,618	2,248,596
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	6.89%	11/25/2022	2,379,293	2,356,101	2,343,175
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	12/1/2023	485,000	483,577	439,531
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	2/28/2025	2,992,386	2,955,090	2,857,728
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/2/2024	4,129,092	4,115,428	4,123,930
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	1,322,520	1,320,692	1,164,651
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	74,592	74,493	65,688
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	394,000	393,227	390,060
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	98,500	98,307	97,515
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/15/2024	2,131,268	2,126,212	2,093,970
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/11/2026	1,245,213	1,242,233	1,243,133
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	3/12/2026	1,500,000	1,500,000	1,432,500
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/5/2027	250,000	249,377	248,438
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	9/30/2024	3,159,418	3,131,317	3,136,165
McDermott International (Americas) Inc.(b)	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/12/2025	1,965,000	1,933,938	1,126,928
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	5/4/2022	956,813	954,867	897,807
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/31/2025	578,738	577,724	572,227
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	3/2/2026	2,977,500	2,970,753	2,917,950
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	1/30/2023	2,599,163	2,590,493	2,393,387
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	8/15/2024	970,910	967,282	951,492
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	8/16/2023	3,899,905	3,848,164	3,696,798
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	2/2/2026	887,425	879,526	875,001
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	11/28/2025	990,000	988,165	932,144
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	9/20/2024	490,000	489,047	477,750
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	5/8/2025	870,833	869,104	855,594
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	4.90%	11/14/2025	495,000	492,907	491,288
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	1,881,215	1,864,059	1,871,809
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	104,662	103,730	104,139
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	8/8/2024	2,962,121	2,918,947	2,688,125
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/8/2024	992,500	975,477	959,311
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	9/18/2026	249,375	248,222	247,298
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	5/23/2023	3,454,906	3,457,271	3,420,357
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	8.46%	3/3/2025	4,812,500	4,371,041	4,162,813
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	10/17/2022	1,919,870	1,911,097	1,878,478
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.02%	10/16/2023	1,000,000	994,137	973,750
NPC International Inc.(b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	4/19/2024	487,500	487,124	237,544
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	5/29/2025	5,000,000	4,950,000	4,937,500
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	11/8/2022	2,456,367	2,445,611	2,464,547
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	4/30/2025	492,500	484,678	413,700
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2025	500,000	497,500	492,500
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	5/29/2026	878,269	874,086	871,682
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	4/29/2024	2,447,449	2,437,345	2,386,263
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	9/29/2020	3,564,650	3,555,767	1,782,325
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	1/3/2025	1,473,750	1,467,204	1,449,802
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	10/31/2024	2,000,000	1,960,340	1,953,120
Plastipak Packaging Inc	Containers Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/15/2024	2,944,583	2,921,203	2,885,691
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	12/10/2024	4,000,000	3,922,736	3,988,760
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	4/30/2026	2,985,000	2,930,303	2,921,569
Presidio Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	4.96%	1/22/2027	500,000	498,787	495,000
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	9/23/2026	2,992,500	2,975,658	2,905,717
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	1/3/2023	2,472,719	2,462,039	2,404,720
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	1/2/2025	1,965,000	1,957,491	1,940,438
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	1/29/2025	491,288	489,418	473,478
Pug LLC	Services: Consumer	Pug T/L B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	2/12/2027	1,500,000	1,492,500	1,395,000
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.46%	11/3/2023	1,476,064	1,467,715	1,403,486
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	2M USD LIBOR+	2.75%	1.00%	4.25%	5/2/2024	1,462,500	1,462,500	1,449,703
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR+	4.25%	0.00%	5.75%	7/9/2025	1,432,727	1,426,403	1,413,386
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	12/20/2024	3,927,406	3,816,352	3,868,494
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	4.71%	4/29/2022	2,680,466	2,681,757	2,673,765
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/21/2024	862,069	862,069	858,431
Reynolds Consumer Products Inc.	Containers Packaging & Glass	Reynolds Consumer Products T/L	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/4/2027	1,500,000	1,498,128	1,483,875
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	8.96%	3/31/2023	482,554	477,839	421,994
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	2/28/2025	982,500	980,484	884,250
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,970,000	3,953,381	3,817,393

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	6/1/20235,637,9655,554,2765,553,396
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	7.71%	8/16/2024	1,955,250	1,938,956	1,877,040
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	1M USD LIBOR+	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,778	980,000
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/5/2024	768,409	765,606	753,041
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/1/2025	3,284,831	3,247,280	3,270,049
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	7/1/2026	1,990,000	1,985,537	1,976,329
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	2/21/2021	905,168	891,491	288,359
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	9/25/2026	870,968	829,352	827,968
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	2/2/2024	1,947,873	1,946,123	1,913,785
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/23/2025	500,000	500,000	495,000
Snacking Investment BidCo Pty Limited	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/18/2026	1,000,000	990,193	987,500
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.02%	1/15/2027	3,324,994	3,258,223	3,315,285
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	1,985,000	1,911,678	1,801,388
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.72%	3/15/2024	1,769,661	1,762,426	1,756,388
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	199,839	199,466	196,841
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	493,682	492,653	486,000
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	280,056	279,525	275,855
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2026	1,960,188	1,960,188	1,928,334
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR+	5.25%	0.00%	6.65%	7/10/2026	2,000,000	1,953,068	1,920,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2021	824,991	823,352	662,740
STG-Fairway Holdings LLC	Services: Business	STG Fairway T/L (First Advantage) (Fastball Merger	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	1/29/2027	500,000	497,500	496,040
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.71%	9/29/2023	263,565	262,651	261,918
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	7/11/2025	2,493,750	2,401,489	2,381,531
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	10/1/2025	1,485,000	1,472,625	1,386,619
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	9/30/2024	1,960,000	1,958,142	1,927,327
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	1/31/2024	992,500	988,635	991,567
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	8.02%	12/15/2025	2,766,667	2,639,073	2,711,333
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	7/21/2025	1,237,500	1,232,467	1,211,203
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	3,960,000	3,952,856	3,890,700
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	2M USD LIBOR+	3.75%	0.00%	5.25%	2/2/2026	2,031,203	2,018,102	2,000,735
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	6.77%	3/6/2026	2,334,338	2,281,664	2,209,288
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	3/8/2024	1,600,000	1,586,231	1,504,000
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/22/2024	4,106,293	4,111,126	4,013,901
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	1/25/2024	2,462,500	2,458,773	2,410,172
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	6/21/2024	3,376,818	3,366,553	3,250,188
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/21/2024	997,500	982,926	980,044
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	8.46%	2/2/2024	4,758,359	4,645,140	4,675,088
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	4/22/2024	2,927,444	2,910,795	2,874,984
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2026	981,396	972,628	981,396
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	5/11/2026	995,000	990,418	971,060
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/22/2025	3,465,000	3,270,106	2,875,950
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/1/2024	1,627,723	1,621,989	1,603,307
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/15/2024	2,746,369	2,735,251	2,634,565
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR+	5.75%	1.00%	7.27%	8/30/2024	984,169	973,856	821,778
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	11/2/2026	500,000	498,859	496,250
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/20/2025	5,431,250	5,403,194	5,214,000
Verra Mobility Corp.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/28/2025	491,250	489,331	483,881
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/2/2026	3,801,266	3,787,581	3,793,663
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	7/1/2026	422,273	418,485	415,939
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	3.77%	6/3/2024	3,218,500	3,217,979	3,213,479
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	12/31/2025	927,500	926,595	919,094
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/6/2026	496,250	495,208	491,600
VS Buyer T/L (Veeam Software)	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	4.71%	2/28/2027	1,000,000	1,000,000	986,250
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	6.21%	11/29/2024	1,670,130	1,645,266	1,665,955
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	10/10/2024	2,961,172	2,889,546	2,319,573
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	10/10/2024	1,237,374	1,164,156	981,002
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	6/30/2023	2,438,722	2,424,403	2,444,819
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/29/2023	903,135	885,248	892,975
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	6.27%	4/4/2025	1,984,953	1,966,855	1,951,864
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/5/2024	2,955,118	2,931,790	2,766,730
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	5.96%	8/13/2026	3,500,000	3,467,362	3,476,375
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	7.57%	8/9/2024	1,937,500	1,921,365	1,908,438
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/19/2027	1,000,000	1,000,000	977,500
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/12/2024	2,443,750	2,434,999	1,840,461
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/14/2025	982,500	978,750	934,603

										$526,004,959	$500,999,934

								Number of Shares		Cost	Fair Value

Cash and cash equivalents
U.S. Bank Money Market (c)									9,081,041	$9,081,041	$9,081,041

Total cash and cash equivalents									9,081,041	$9,081,041	$9,081,041

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

2M USD LIBOR—The 2 month USD LIBOR rate as of February 29, 2020 was 1.50%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 29, 2020 was 1.40%.

Prime—The Prime Rate as of February 29, 2020 was 4.75%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2020 and February 29, 2020 were as follows:

	May 31, 2020	February 29, 2020
Total deferred tax assets	$1,924,689	$1,744,879
Total deferred tax liabilities	(1,144,746)	(1,412,486)
Valuation allowance on net deferred tax assets	(1,850,621)	(1,679,756)

Net deferred tax liability	$(1,070,678)	$(1,347,363)

As of May 31, 2020, the valuation allowance on deferred tax assets was $1.9 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended May 31, 2020 includes $(0.3) million net change in unrealized appreciation (depreciation) on investments and $(0.01) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the three months ended May 31, 2019 includes $0.02 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three months ended May 31, 2020 and May 31, 2019:

	May 31, 2020	May 31, 2019
Current
Federal	$—	$—
State	—	—

Net current expense	—	—

Deferred
Federal	(245,474)	13,290
State	(31,211)	9,776

Net deferred expense	(276,685)	23,066

Net tax provision	$(276,685)	$23,066

Note 6. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 7, 2020, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2020 and May 31, 2019, the Company incurred $2.2 million and $1.8 million in base management fees, respectively. For the three months ended May 31, 2020 and May 31, 2019, the Company incurred $1.4 million and $1.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2020 and May 31, 2019, the Company accrued a (benefit) of $(3.3) million and an expense of $1.0 million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2020, the base management fees accrual was $2.2 million and the incentive fees accrual was $1.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, the base management fees accrual was $2.1 million and the incentive fees accrual was $13.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration

Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million effective August 1, 2019. On July 7, 2020, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million effective August 1, 2020.

For the three months ended May 31, 2020 and May 31, 2019, we recognized $0.6 million and $0.5 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2020, $0.4 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On December 14, 2018, the Company completed the third refinancing and issuance of the 2013-1 Reset CLO Notes. This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period ending January 2020 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes and $20.0 million CLO 2013-1 Warehouse Loan were repaid. The Company also paid $2.0 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO and was reimbursed by the Saratoga CLO for these costs during the year ended February 29, 2020.

For the three months ended May 31, 2020 and May 31, 2019, we recognized management fee income of $0.6 million and $0.6 million, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information.

On February 11, 2020, the Company entered into an unsecured loan agreement CLO 2013-1 Warehouse 2 Loan with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of May 31, 2020, the aggregate principal amount of the Company’s investment in the CLO 2013-1 Warehouse 2 Loan was $5.0 million, which had a fair value of $4.0 million.

For the three months ended May 31, 2020 and May 31, 2019, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 569.4% as of May 31, 2020 and 607.1% as of February 29, 2020. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

On April 24, 2020, we entered into a fourth amendment to the Credit Facility to, among other things:

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

As of May 31, 2020 and February 29, 2020, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended May 31, 2020 and May 31, 2019, we recorded $0.1 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2020 and May 31, 2019, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During both the three month periods ended May 31, 2020 and May 31, 2019, there was no outstanding borrowings under the Credit Facility.

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

Our borrowing base under the Credit Facility was $36.8 million subject to the Credit Facility cap of $45.0 million at May 31, 2020. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2020 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the year ended February 29, 2020. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of May 31, 2020, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $50.0 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $150.0 million is held in SBIC LP and $20.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage test by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As noted above, as of May 31, 2020, there was $170.0 million of SBA debentures outstanding and as of February 29, 2020, there was $150.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $1.2 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2020 and May 31, 2019, we recorded $1.2 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2020 and May 31, 2019, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2020 and May 31, 2019 on the outstanding borrowings of the SBA debentures was 3.16% and 3.25%, respectively. During the three months ended May 31, 2020 and May 31, 2019, the average dollar amount of SBA debentures outstanding was $157.4 million and $150.0 million, respectively.

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

As of May 31, 2020, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of May 31, 2020, the carrying amount and fair value of the 2025 Notes was $60.0 million and $56.5 million, respectively. The fair value of the 2025 Notes, which is publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2020, the carrying amount and fair value of the 2025 Notes was $60.0 million and $60.6 million, respectively.

For the three months ended May 31, 2020 and May 31, 2019, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2020 and May 31, 2019, the average dollar amount of 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

For the three months ended May 31, 2019, we recorded $1.3 million of interest expense and $0.1 million, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2019, the average dollar amount of 2023 Notes outstanding was $74.5 million.

Senior Securities

Information about our senior securities is shown in the following table as of May 31, 2020 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2021 (as of May 31, 2020)	$—	$5,694	—	N/A
Fiscal year 2020 (as of February 29, 2020)	$—	$6,071	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$—	$2,345	—	N/A
Fiscal year 2018 (as of February 28, 2018)	$—	$2,930	—	N/A
Fiscal year 2017 (as of February 28, 2017)	$—	$2,710	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$—	$3,025	—	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	—	N/A
Fiscal year 2014 (as of February 28, 2014)	$—	$3,348	—	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$—	$—	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	—	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	—	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	—	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$—	$—	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$—	$—	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$—	$—	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$—	$—	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	—	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	—	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	—	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2021 (as of May 31, 2020)	$60,000	$5,694	—	$22.15	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	—	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	—	$24.97	(11)

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
(9)

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2020:

		Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-Term Debt Obligations
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	170,000	—	40,000	39,000	91,000
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$230,000	$—	$40,000	$39,000	$151,000

Off-Balance Sheet Arrangements

As of May 31, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $48.3 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	May 31, 2020	February 29, 2020
At Company’s discretion
inMotionNow, Inc.	$3,000	$3,000
Omatic Software, LLC	—	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	3,000	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	15,000	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000

	39,175	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	—	1,000
Axiom Purchaser, Inc.	—	1,000
CoConstruct, LLC	—	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
HemaTerra Holding Company, LLC	2,000	4,000
Passageways, Inc.	3,000	3,000
Village Realty Holdings LLC	1,124	1,124

	9,146	17,624

Total	$48,321	$64,124

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2020 and May 31, 2019, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of May 31, 2020 and February 29, 2020, $0.1 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2020, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of May 31, 2020, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan. During the three months ended May 31, 2020, there was no activity related to the repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2020, the Company sold 3,992,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2020, there was no activity related to the ATM offering.

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187
Increase (Decrease) from Operations:
Net investment income	—	—	—	3,680,788	3,680,788
Net realized gain (loss) from investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	—	1,772,634
Stock dividend distribution	31,240	31	667,358	—	667,389
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(4,365)	—	(4,365)

Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,956,074	4,956,074
Net realized gain (loss) from investments	—	—	—	1,870,089	1,870,089
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,457,872	1,457,872
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(704,263)	(704,263)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,336,226)	(4,336,226)
Capital Share Transactions:
Proceeds from issuance of common stock	1,371,667	1,371	34,101,012	—	34,102,383
Stock dividend distribution	31,545	32	714,497	—	714,529
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(507,592)	—	(507,592)

Balance at August 31, 2019	9,168,056	$9,168	$240,296,267	$(15,968,868)	$224,336,567

Increase (Decrease) from Operations:
Net investment income	—	—	—	4,575,303	4,575,303
Net realized gain (loss) from investments	—	—	—	10,739,678	10,739,678
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(536,151)	(536,151)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(1,061,608)	(1,061,608)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(5,323,383)	(5,323,383)
Capital Share Transactions:
Proceeds from issuance of common stock	1,952,367	1,951	49,351,357	—	49,353,308
Stock dividend distribution	34,575	36	806,857	—	806,893
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(710,257)	—	(710,257)

Balance at November 30, 2019	11,154,998	$11,155	$289,744,224	$(7,575,029)	$282,180,350

Increase (Decrease) from Operations:
Net investment income	—	—	—	66,106	66,106
Net realized gain (loss) from investments	—	—	—	30,267,388	30,267,388
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,681,765)	(5,681,765)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	2,141,150	2,141,150
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(6,261,839)	(6,261,839)
Capital Share Transactions:
Proceeds from issuance of common stock	26,865	27	676,089	—	676,116
Stock dividend distribution	35,682	36	907,645	—	907,681
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	(8,334)	—	(8,334)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,842,633)	1,842,633	—

Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853

Increase (Decrease) from Operations:
Net investment income	—	—	—	9,018,314	9,018,314
Net realized gain (loss) from investments	—	—	—	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	—	—
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—

Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three months ended May 31, 2020 and May 31, 2019 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2020	May 31, 2019
Net increase (decrease) in net assets resulting from operations	$(22,656)	$7,649
Weighted average common shares outstanding	11,217,545	7,746,187
Weighted average earnings (loss) per common share	$(2.02)	$0.99

Note 12. Dividend

During the three months ended May 31, 2020, there were no dividends declared.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

The following table summarizes dividends declared for the three months ended May 31, 2019 (dollars in thousands except per share amounts):

			Amount Per Share	Total Amount*
Date Declared	Record Date	Payment Date
February 26, 2019	March 14, 2019	March 28, 2019	$0.54	$4,176

Total dividends declared			$0.54	$4,176

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2020 and May 31, 2019:

Per share data	May 31, 2020	May 31, 2019
Net asset value at beginning of period	$27.13	$23.62
Net investment income(1)	0.80	0.48
Net realized and unrealized gains (losses) on investments(1)	(2.82)	0.51

Net increase (decrease) in net assets resulting from operations	(2.02)	0.99
Distributions declared from net investment income	—	(0.54)

Total distributions to stockholders	—	(0.54)
Dilution(2)	—	(0.01)

Net asset value at end of period	$25.11	$24.06

Net assets at end of period	$281,631,018	$186,783,701
Shares outstanding at end of period	11,217,545	7,764,844
Per share market value at end of period	$15.18	$24.65
Total return based on market value(3)(4)	(33.74)%	9.69%
Total return based on net asset value(3)(5)	(7.45)%	4.42%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	10.33%	11.39%
Expenses:
Ratio of operating expenses to average net assets(7)	4.84%	6.69%
Ratio of incentive management fees expense (benefit) to average net assets(3)	(0.63)%	1.15%
Ratio of interest and debt financing expenses to average net assets(7)	3.47%	8.37%

Ratio of total expenses to average net assets(6)	7.68%	16.21%
Portfolio turnover rate(3)(8)	1.93%	6.63%
Asset coverage ratio per unit(9)	5,694	2,389
Average market value per unit
Credit Facility(10)	N/A	N/A
SBA Debentures(10)	N/A	N/A
2023 Notes	N/A	$25.78
2025 Notes	$22.15	$25.28

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)

Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “Second 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. The Company has granted the underwriters an option to purchase up to an additional $5.625 million in aggregate principal amount of Notes within 30 days, which they fully exercised on July 6, 2020 for additional net proceeds of $5.4 million after deducting additional underwriting commissions of approximately $0.2 million. Interest on the Second 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The Second 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used for general corporate purposes in accordance with the Company’s investment objective and strategies. The Second 2025 Notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “SAK”. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency.

On July 7, 2020, the Company declared a dividend of $0.40 per share payable on August 12, 2020, to common stockholders of record on July 27, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

Subsequent to May 31, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had some adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results and the impact of COVID-19 pandemic thereon;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	the relative and absolute investment performance and operations of our Manager;

•	the impact of increased competition;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make and future acquisitions and divestitures;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•

our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

•	the impact of changes to tax legislation and, generally, our tax position;

•	our ability to access capital and any future financings by us;

•	the ability of our Manager to attract and retain highly talented professionals; and

•	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the 1940 Act. Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Code.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has, and continues, to severely impact global economic activity and cause significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 1, 2020 through July 8, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended May 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of May 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

Corporate History

We commenced operations, at the time known as GSC Investment Corp., on March 23, 2007 and completed an initial public offering of shares of common stock on March 28, 2007. Prior to July 30, 2010, we were externally managed and advised by GSCP (NJ), L.P., an entity affiliated with GSC Group, Inc. In connection with the consummation of a recapitalization transaction on July 30, 2010, as described below we engaged Saratoga Investment Advisors to replace GSCP (NJ), L.P. as our investment adviser and changed our name to Saratoga Investment Corp.

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

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate unsecured notes due 2023 (the “2023Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2020, there was no activity related to the ATM offering.

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 2025 Notes have been capitalized and are being amortized over the term of the 2025 Notes. As of May 31, 2020, the total 2025 Notes outstanding was $60.0 million. The 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR +7.5%.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “Second 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. The Company has granted the underwriters an option to purchase up to an additional $5.625 million in aggregate principal amount of Notes within 30 days, which they fully exercised on July 6, 2020 for additional net proceeds of $5.4 million after deducting additional underwriting commissions of approximately $0.2 million. Interest on the Second 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The Second 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used for general corporate purposes in accordance with the Company’s investment objective and strategies. The Second 2025 Notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “SAK”. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency.

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by Saratoga Investment Advisors and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the three months ended May 31, 2020, the maximum amount invested by us in CLO 2013-1 Warehouse 2 amounted to $5.0 million. As of May 31, 2020, the fair value of our investment in CLO 2013-1 Warehouse 2 was $4.0 million.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•

expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our common stock on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by governmental bodies (including the U.S. Securities and Exchange Commission (“SEC”) and the SBA);

•	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

•	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

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

The incentive fee had two parts:

•

A fee, payable quarterly in arrears, equal to 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our former investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

•

A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis on each investment in the Company’s portfolio, less the aggregate amount of capital gains incentive fees paid to our former investment adviser through such date.

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

New Accounting Pronouncements

There are currently no new accounting pronouncements that would have a material impact on the Company.

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2020	February 29, 2020
	($ in millions)
Number of investments(1)	76	74
Number of portfolio companies(2)	39	35
Average investment per portfolio company(2)	$11.6	$12.9
Average investment size(1)	$6.1	$6.3
Weighted average maturity(3)	2.9yrs	3.1 yrs
Number of industries	9	9
Non-performing or delinquent investments (fair value)	$3.9	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$28.6(6.5%)	$29.7(6.8%)
Fixed rate debt (weighted average current coupon)(3)	8.7%	9.3%
Floating rate debt (% of interest earning portfolio)(3)	$410.3(93.5%)	$404.4(93.2%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.9%	8.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and loan to Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended May 31, 2020, we invested $39.0 million in new or existing portfolio companies and had $9.4 million in aggregate amount of exits and repayments resulting in net investments of $29.6 million for the period. During the three months ended May 31, 2019, we invested $27.4 million in new or existing portfolio companies and had $26.9 million in aggregate amount of exits and repayments resulting in net investments of $0.5 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2020 and February 29, 2020 at fair value was as follows:

	May 31, 2020		February 29, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	73.4%	9.9%	71.3%	9.6%
Second lien term loans	14.4	11.1	15.1	10.7
Unsecured term loans	1.2	6.7	0.9	9.3
Structured finance securities	5.6	11.7	6.7	11.4
Equity interests	5.4	—	6.0	—

Total	100.0%	9.6%	100.0%	9.3%

At May 31, 2020, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $18.1 million and constituted 3.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2020 and February 29, 2020, was composed of $519.0 million and $528.4 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2020, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. At May 31, 2020, our investment in CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, had a fair value of $4.0 million and constituted 0.8% of our portfolio.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2020, $449.0 million or 98.1% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and seven Saratoga CLO portfolio investments were in default with a fair value of $3.6 million. At February 29, 2020, $494.2 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2020 and February 29, 2020 was as follows:

Saratoga Investment Corp.

	May 31, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$396,777	82.2%	$429,784	88.5%
Yellow	40,148	8.3	2,141	0.5
Red	2,029	0.4	2,137	0.4
N/A(1)	43,993	9.1	51,570	10.6

Total	$482,947	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 29, 2020 to $1.5 million as of May 31, 2020 was primarily related to the additional interest accruals reserved on My Alarm Center, LLC, Roscoe Medical, Inc. and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at May 31, 2020 and February 29, 2020 was as follows:

Saratoga CLO

	May 31, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$381,793	83.4%	$456,767	91.1%
Yellow	67,179	14.7	37,446	7.5
Red	8,772	1.9	6,787	1.4
N/A(1)	0	0.0	0	0.0

Total	$457,744	100.0%	$501,000	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2020 and February 29, 2020:

Saratoga Investment Corp.

	May 31, 2020		February 29, 2020
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Business Services	$294,092	60.9%	$285,356	58.8%
Healthcare Services	71,864	14.9	69,072	14.2
Education	70,070	14.5	77,341	15.9
Structured Finance Securities(1)	31,269	6.5	34,675	7.1
Property Management	9,981	2.0	11,503	2.4
Consumer Services	1,997	0.4	1,997	0.4
Food and Beverage	1,848	0.4	2,141	0.4
Metals	1,417	0.3	3,130	0.7
Consumer Products	409	0.1	417	0.1

Total	$482,947	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2020 and February 29, 2020:

Saratoga CLO

	May 31, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$86,039	18.8%	$87,957	17.6%
Services: Business	37,308	8.2	45,735	9.1
Healthcare & Pharmaceuticals	33,988	7.4	39,978	8.0
High Tech Industries	30,372	6.6	32,897	6.6
Telecommunications	28,033	6.1	28,317	5.6
Services: Consumer	25,015	5.5	28,327	5.6
Aerospace & Defense	24,320	5.3	25,093	5.0
Beverage Food & Tobacco	20,588	4.5	21,637	4.3
Media: Advertising Printing & Publishing	18,085	4.0	19,808	4.0
Chemicals Plastics & Rubber	16,401	3.6	14,689	2.9
Consumer goods: Non-durable	15,409	3.4	15,700	3.1
Containers Packaging & Glass	15,050	3.3	15,753	3.1
Hotel Gaming & Leisure	12,752	2.8	16,883	3.4
Automotive	10,976	2.4	13,820	2.8
Retail	10,511	2.3	14,538	2.9
Media: Broadcasting & Subscription	9,826	2.1	7,959	1.6
Capital Equipment	9,616	2.1	9,551	1.9
Consumer goods: Durable	9,528	2.1	11,674	2.3
Utilities: Oil & Gas	6,501	1.4	7,306	1.5
Transportation: Cargo	6,432	1.4	7,054	1.4
Construction & Building	6,175	1.3	7,617	1.5
Forest Products & Paper	5,056	1.1	5,385	1.1
Metals & Mining	3,721	0.8	4,112	0.8
Utilities: Electric	2,683	0.6	4,752	1.0
Energy: Oil & Gas	2,553	0.6	3,559	0.7
Media: Diversified & Production	2,478	0.5	2,711	0.5
Transportation: Consumer	1,937	0.4	1,914	0.4
Energy: Electricity	1,873	0.4	3,357	0.7
Utilities	1,835	0.4	—	0.0
Wholesale	1,727	0.4	1,928	0.4
Environmental Industries	956	0.2	989	0.2

Total	$457,744	100.0%	$501,000	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2020 and February 29, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$159,280	33.0%	$165,353	34.0%
West	117,808	24.4	99,390	20.5
Midwest	73,130	15.1	75,528	15.5
Southwest	53,609	11.1	61,456	12.7
Northeast	18,018	3.7	18,047	3.7
Northwest	9,623	2.0	9,981	2.1
Other(1)	51,479	10.7	55,877	11.5

Total	$482,947	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments.

Results of operations

Operating results for the three months ended May 31, 2020 and May 30, 2019 was as follows:

	For the three months ended
	May 31, 2020	May 31, 2019
	($ in thousands)
Total investment income	$13,297	$12,751
Total operating expenses	4,279	9,070

Net investment income	9,018	3,681
Net realized gain (loss) from investments	8	—
Net change in unrealized appreciation (depreciation) on investments	(31,950)	3,989
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	268	(21)

Net increase (decrease) in net assets resulting from operations	$(22,656)	$7,649

Investment income

The composition of our investment income for three months ended May 31, 2020 and May 31, 2019 was as follows:

	For the three months ended
	May 31, 2020	May 31, 2019
	($ in thousands)
Interest from investments	$12,150	$11,603
Interest from cash and cash equivalents	12	51
Management fee income	635	630
Structuring and advisory fee income*	313	316
Other income*	187	151

Total investment income	$13,297	$12,751

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the three months ended May 31, 2020, total investment income increased $0.5 million, or 4.3% to $13.3 million from $12.8 million for the three months ended May 31, 2019. Interest income from investments increased $0.6 million, or 4.7%, to $12.2 million for the three months ended May 31, 2020 from $11.6 million for the three months ended May 31, 2019. This reflects the impact of the increase of $73.4 million, or 17.9% in total investments at May 31, 2020 from $409.5 million at May 31, 2019, offset by the reduction in LIBOR during this same period. At May 31, 2020, the weighted average current yield on investments was 9.6% compared to 10.6% at May 31, 2019, which offset some of the increase in investments.

For the three months ended May 31, 2020 and May 31, 2019, total PIK income was $0.7 million and $1.2 million, respectively. This decrease was primarily due to the sale of our investment in Easy Ice, LLC during the fourth quarter of the fiscal year ended February 29, 2020, which primarily generated PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2020 and May 31, 2019, total management fee income was $0.6 million and $0.6 million, respectively.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2020 and May 31, 2019 was as follows:

	For the three months ended
	May 31, 2020	May 31, 2019
	($ in thousands)
Interest and debt financing expenses	$2,564	$3,864
Base management fees	2,160	1,812
Incentive management fees expense (benefit)	(1,858)	2,113
Professional fees	387	395
Administrator expenses	556	500
Insurance	68	65
Directors fees and expenses	60	60
General & administrative and other expenses	351	259
Income tax expense (benefit)	(9)	2

Total operating expenses	$4,279	$9,070

For the three months ended May 31, 2020, total operating expenses decreased $4.8 million, or 52.8% compared to the three months ended May 31, 2019.

For the three months ended May 31, 2020, interest and debt financing expenses decreased $1.3 million, or 33.7% compared to the three months ended May 31, 2019. The decrease is primarily attributable to a decrease in average outstanding debt from $284.5 million for the three months ended May 31, 2019 to $217.4 million for the three months ended May 31, 2020, primarily reflecting the redemption of our 2023 Notes during the fiscal quarter ended February 29, 2020.

For the three months ended May 31, 2020, the weighted average interest rate on our outstanding indebtedness was 4.01% compared to 4.80% for the three months ended May 31, 2019. The decrease in weighted average interest rate was primarily driven by the redemption of the 2023 Notes during the fiscal quarter ended February 29, 2020 which carried a fixed rate of 6.75%.

As of May 31, 2020 and February 29, 2020, the SBA debentures represented 73.9% and 71.4% of overall debt, respectively.

For the three months ended May 31, 2020, base management fees increased $0.3 million, or 19.2% compared to the three months ended May 31, 2019. The increase in base management fees results from the 18.9% increase in the average value of our total assets, less cash and cash equivalents, from $412.0 million for the three months ended May 31, 2019 to $489.8 million for the three months ended May 31, 2020.

For the three months ended May 31, 2020, incentive management fees decreased $4.0 million, or 187.9%, compared to the three months ended May 31, 2019. The first part of the incentive management fees increased from $1.2 million for the three months ended May 31, 2019 to $1.4 million for the three months ended May 31, 2020, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from a $1.0 million expense for the three months ended May 31, 2019 to a $(3.3) million benefit for the three months ended May 31, 2020, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments as of May 31, 2020.

For the three months ended May 31, 2020, professional fees decreased $0.01 million, or 2.1% compared to the three months ended May 31, 2019.

For the three months ended May 31, 2020, administrator expenses increased $0.1 million, or 11.3%, compared to the three months ended May 31, 2019. These increases during the period are attributable to an increase to the cap on the payment or reimbursements of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

As discussed above, the decrease in interest and debt financing expenses for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 is primarily attributable to a decrease in the average dollar amount of outstanding debt. During the three months ended May 31, 2020 and May 31, 2019, there were no borrowings outstanding under the Credit Facility. For the three months ended May 31, 2020 and May 31, 2019, the average borrowings outstanding of SBA debentures was $157.4 million and $150.0 million, respectively. For the three months ended May 31, 2020 and May 31, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.16% and 3.25%, respectively. During the three months ended May 31, 2020 and May 31, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. During the three months ended May 31, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $74.5 million.

For the three months ended May 31, 2020 and May 31, 2019, there were income tax expense (benefits) of $0.01 million and $0.0 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2020, the Company had $9.4 million of sales, repayments, exits or restructurings resulting in $0.01 million of net realized gains.

For the three months ended May 31, 2019, the Company had $26.9 million of sales, repayments, exits or restructurings. There were no realized gains and losses during the three months ended May 31, 2019.

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2020, our investments had a net change in unrealized depreciation of $32.0 million versus a net change in unrealized appreciation of $4.0 million for the three months ended May 31, 2019. The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2020 were the following (dollars in thousands):

Three Months ended May 31, 2020
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Knowland Group, LLC	Second Lien Term Loans	$15,379	$11,445	$(3,934)	$(3,827)
C2 Educational Systems	First Lien Term Loan	15,987	12,872	(3,115)	(3,134)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	22,160	18,085	(4,075)	(3,112)
Elyria Foundry Company, L.L.C.	Second Lien Term Loan & Equity Interests	10,921	1,417	(9,504)	(1,759)
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	38,178	37,077	(1,101)	(1,640)
ArbiterSports, LLC	First Lien Term Loan	26,777	25,126	(1,651)	(1,625)
Village Realty Holdings LLC	First Lien Term Loan	11,025	9,763	(1,262)	(1,390)
Texas Teachers of Tomorrow, LLC	First Lien Term Loan & Equity Interests	19,533	18,520	(1,013)	(1,144)
Identity Automation Systems	First Lien Term Loan & Equity Interests	17,742	17,546	(196)	(959)
Kev Software Inc.	First Lien Term Loan	21,047	20,210	(837)	(952)
EMS LINQ, Inc.	First Lien Term Loan	14,771	13,875	(896)	(939)
inMotionNow, Inc.	First Lien Term Loan	14,084	13,273	(811)	(935)
CLEO Communications Holding, LLC	First Lien Term Loan	33,882	33,728	(154)	(924)

The net changes in unrealized depreciation noted above primarily relate to the impact of COVID-19, resulting in changes to market spreads, EBITDA multiples and/or revised portfolio company performance, following the events since March 2020.

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

Changes in net assets resulting from operations

For the three months ended May 31, 2020, we recorded a net decrease in net assets resulting from operations of $22.7 million. Based on 11,217,545 weighted average common shares outstanding as of May 31, 2020, our per share net decrease in net assets resulting from operations was $2.02 for the three months ended May 31, 2020. For the three months ended May 31, 2019, we recorded a net increase in net assets resulting from operations of $7.6 million, or $0.99 per share based on 7,746,187 weighted average common shares outstanding as of May 31, 2019.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 569.4% as of May 31, 2020 and 607.1% as of February 29, 2020. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies, to pay dividends or to repay borrowings. Also, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

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

As of May 31, 2020, we had no outstanding borrowings under the Credit Facility and $170.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2020, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2020 and February 29, 2020 was $36.8 million and $35.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 569.4% as of May 31, 2020 and 607.1% as of February 29, 2020.

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

As of May 31, 2020, our SBIC LP subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $50.0 million in regulatory capital and $20.0 million in SBA-guaranteed debentures outstanding.

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

At May 31, 2020, the total 2025 Notes outstanding was $60.0 million.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “Second 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. The Company has granted the underwriters an option to purchase up to an additional $5.625 million in aggregate principal amount of Notes within 30 days, which they fully exercised on July 6, 2020 for additional net proceeds of $5.4 million after deducting additional underwriting commissions of approximately $0.2 million. Interest on the Second 2025 Notes is paid quarterly in arrears on

February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The Second 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used for general corporate purposes in accordance with the Company’s investment objective and strategies. The Second 2025 Notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “SAK”. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency.

At May 31, 2020 and February 29, 2020, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2020		February 29, 2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$12,843	2.5%	$24,599	4.7%
Cash and cash equivalents, reserve accounts	12,952	2.6	14,851	2.8
First lien term loans	354,435	69.6	346,233	66.0
Second lien term loans	69,487	13.7	73,570	14.0
Unsecured term loans	5,811	1.1	4,346	0.8
Structured finance securities	27,306	5.4	32,470	6.2
Equity interests	25,908	5.1	29,013	5.5

Total	$508,742	100.0%	$525,082	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2020, there was no activity related to the ATM offering.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of May 31, 2020, the Company purchased 218,491 shares of common stock, at the average price of $16.87 for approximately $3.7 million pursuant to this repurchase plan. During the three months ended May 31, 2020, there was no activity pursuant to this repurchase plan.

On July 7, 2020, the Company declared a dividend of $0.40 per share payable on August 12, 2020, to common stockholders of record on July 27, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

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

On May 28, 2019, our board of directors declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record as of June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

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

On February 26, 2018, our board of directors declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

On November 29, 2017, our board of directors declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

On February 28, 2017, our board of directors declared a dividend of $0.46 per share, which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

On August 8, 2016, our board of directors declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record as of February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record as of November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record as of August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on as of May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4 and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record as of May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash or receive shares of common stock pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

On October 30, 2013, our board of directors declared a dividend of $2.65 per share, which was paid on December 27, 2013, to common stockholders of record as of November 13, 2013. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $2.5 million or $0.53 per share. This dividend was declared in reliance on certain private letter rulings issued by the IRS concluding that a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 20.0% of the aggregate declared distribution. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which 95% of equaled the volume weighted average trading price per share of the common stock on December 11, 13, and 16, 2013.

On November 9, 2012, our board of directors declared a dividend of $4.25 per share, which was paid on December 31, 2012, to common stockholders of record as of November 20, 2012. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to approximately $3.3 million or $0.85 per share. Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

On November 15, 2011, our board of directors declared a dividend of $3.00 per share, which was paid on December 30, 2011, to common stockholders of record as of November 25, 2011. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.0 million or $0.60 per share. Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

On November 12, 2010, our board of directors declared a dividend of $4.40 per share to shareholders payable in cash or shares of our common stock, in accordance with the provisions of the IRS Revenue Procedure 2010-12, which allows a publicly-traded regulated investment company to satisfy its distribution requirements with a distribution paid partly in common stock provided that at least 10.0% of the distribution is payable in cash. The dividend was paid on December 29, 2010 to common shareholders of record on November 19, 2010. Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

On November 13, 2009, our board of directors declared a dividend of $18.25 per share, which was paid on December 31, 2009, to common stockholders of record as of November 25, 2009. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all shareholders was limited to $2.1 million or $0.25 per share. Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2020:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	170,000	—	40,000	39,000	91,000
2025 Notes	60,000	—	—	—	60,000

Total Long-Term Debt Obligations	$230,000	$—	$40,000	$39,000	$151,000

Off-balance sheet arrangements

As of May 31, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $48.3 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	May 31, 2020	February 29, 2020
At Company’s discretion
inMotionNow, Inc.	$3,000	$3,000
Omatic Software, LLC	—	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	3,000	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	15,000	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000

	39,175	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	—	1,000
Axiom Purchaser, Inc.	—	1,000
CoConstruct, LLC	—	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
HemaTerra Holding Company, LLC	2,000	4,000
Passageways, Inc.	3,000	3,000
Village Realty Holdings LLC	1,124	1,124

	9,146	17,624

Total	$48,321	$64,124

Recent Developments

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “Second 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. The Company has granted the underwriters an option to purchase up to an additional $5.625 million in aggregate principal amount of Notes within 30 days, which they fully exercised on July 6, 2020 for additional net proceeds of $5.4 million after deducting additional underwriting commissions of approximately $0.2 million. Interest on the Second 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The Second 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering will be used for general corporate purposes in accordance with the Company’s investment objective and strategies. The Second 2025 Notes are expected to be listed on the New York Stock Exchange and to trade thereon within 30 days of the original issue date under the trading symbol “SAK”. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency.

Subsequent to May 31, 2020, the global outbreak of the coronavirus, or COVID-19, pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had some adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, is uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At May 31, 2020, we had $230.0 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of May 31, 2020.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.6 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.05 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(52)	$—	$(52)	$(0.00)
-50	(52)	—	(52)	(0.00)
-25	(38)	—	(38)	(0.00)
25	38	—	38	0.00
50	75	—	75	0.01
100	618	—	618	0.06
200	3,277	—	3,277	0.29
300	7,470	—	7,470	0.67
400	11,814	—	11,814	1.05

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

(b)

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended May 31, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Second Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 14, 2011).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post- Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.10	Description of Securities (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).

4.11	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.12	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto)

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).

10.18	Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: July 8, 2020	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer
	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer